Form 10-Q
period 1995-06-24
GIGA TRONICS INC
filed 1995-07-27
CIK 719274

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q




(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the period ended
         June 24, 1995, or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

         Commission File No. 0-12719


         GIGA-TRONICS INCORPORATED
         (Exact name of Registrant as specified in its charter)


California                                          94-2656341
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)            Identification  No.)


4650 Norris Canyon Road, San Ramon, CA              94583
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number:  (510) 328-4650


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes / X /     No /   /



Common stock outstanding as of June 24, 1995:  2,569,920

                    GIGA-TRONICS INCORPORATED

                              INDEX



PART I - FINANCIAL INFORMATION                            Page No.

     ITEM 1 Financial Statements:

            Balance Sheets as of June 24, 1995 (unaudited)
            and March 25, 1995............................    3

            Statements of Operations, three months ended
            June 24, 1995 and June 25, 1994 (unaudited)...    4

            Statements of Cash Flows, three months ended
            June 24, 1995 and June 25, 1994 (unaudited)...    5


            Notes to Unaudited Financial Statements.......    6

     ITEM 2 Management's Discussion and Analysis
            of Operations and Financial Condition.........    7


PART II - OTHER INFORMATION

     ITEM 1
       TO 5 Not Applicable


     ITEM 6 Exhibits and Reports on Form 8-K

            (a) Exhibits

                (11)   Computation of Net Earnings and
                       Common Share Equivalents...........    8

                (27)   Financial Data Schedule

             (b) Reports on Form 8-K

                 Not Applicable

SIGNATURES................................................    9

                                                           PAGE 3


                  GIGA-TRONICS INCORPORATED
                         BALANCE SHEETS
                (In thousands, except share data)
                            ASSETS
                                                        June 24,   March 25,
                                                            1995        1995
                                                       _________   _________
                                                      (Unaudited)

Current Assets:
Cash and cash equivalents                               $  3,458    $  2,137
Investments                                                3,659       3,631
Trade accounts receivable                                  3,016       3,524
Inventories, net                                           5,887       6,701
Prepaid expenses                                             581         588
Deferred income taxes                                        859         868
                                                        ________    ________
  Total current assets                                    17,460      17,449

Property and Equipment:
Machinery and equipment                                    6,166       6,095
Office furniture and fixtures                                411         411
Leasehold improvements                                        88          93
                                                        ________    ________
  Gross cost property and equipment                        6,665       6,599
Less accumulated depreciation and amortization            (4,431)     (4,212)
                                                        ________    ________
  Net property and equipment                               2,234       2,387
Patents and licenses                                       2,009       2,150
Other assets                                                 204         239
                                                        ________    ________
Total assets                                            $ 21,907    $ 22,225
                                                        ========    ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                        $  1,108   $   1,477
Accrued commissions                                          421         318
Accrued expenses                                             661         745
Accrued payroll and benefits                                 618         778
Accrued warranty                                             432         417
Accrued earnout payable                                      472         472
Income taxes payable                                          40          --
                                                        ________    ________
Total liabilities                                          3,752       4,207

Shareholders' Equity:
Convertible preferred stock of no par value.
  Authorized 1,000,000 shares; no shares
  outstanding at June 24, 1995 and March 25, 1995             --          --
Common stock of no par value.  Authorized
  40,000,000 shares; issued and outstanding
  2,569,920 shares at June 24, 1995 and March 25, 1995     7,773       7,773
Unrealized loss on investments                               (58)        (77)
Retained earnings                                         10,440      10,322
                                                        ________    ________
Total shareholders' equity                                18,155      18,018
                                                        ________    ________
Total liabilities and shareholders' equity              $ 21,907    $ 22,225
                                                        ========    ========


         See accompanying notes to financial statements.


                                                           PAGE 4

                    GIGA-TRONICS INCORPORATED
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

              (In thousands, except per share data)


                                                         Three Months Ended
                                                        ____________________
                                                        June 24,    June 25,
                                                            1995        1994
                                                        ________    ________

Net sales                                               $  6,261    $  5,547
Cost of sales                                              3,976       3,342
                                                         _______     _______
  Gross profit                                             2,285       2,205
Product development                                          660         571
Selling, general and administrative                        1,452       1,383
                                                         _______     _______
  Operating expenses                                       2,112       1,954
  Net operating income                                       173         251
Other income                                                  72        --
Amortization of intangibles                                 (140)       (139)
Interest income, net                                          52          35
                                                         _______     _______
  Earnings before income taxes                               157         147
Provision for income taxes                                    39          54
                                                         _______     _______
Net earnings                                             $   118     $    93
                                                         =======     =======

Earnings per share of common stock                       $  0.05     $  0.04
                                                         =======     =======

Weighted average common and common equivalent
  shares outstanding                                       2,620       2,570
                                                         =======     =======



         See accompanying notes to financial statements.


                    GIGA-TRONICS INCORPORATED
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)


                                                          Three Months Ended
                                                        _____________________
                                                        June 24,     June 25,
                                                            1995         1994
                                                        ________     ________

Cash flows provided from (used by) operations:
Net earnings as reported                                $   118      $    93
Adjustments to reconcile net earnings to
  net cash provided from (used by) operating
 activities                                               1,277         (430)
                                                        _______      _______

                                                          1,395         (337)

Cash flows used by investing activities:
Investment purchases, net                                    (9)        (470)
Additions to property and equipment                         (65)        (202)
                                                        _______      _______
  Net cash used by investing activities                     (74)        (672)

Increase (decrease) in cash and cash
  equivalents                                             1,321       (1,009)
Beginning cash and cash equivalents                       2,137        2,680
                                                        _______      _______
Ending cash and cash equivalents                        $ 3,458      $ 1,671
                                                        =======      =======



Supplementary disclosure of cash flow information:

  (1)  No cash was paid for interest in the periods indicated.

  (2) Cash paid for income taxes in the three month period ending June 24, 1995 was $ 0.

  (3)  Non-cash investing activities:
       The Company incurred an unrealized gain of $19,000 on investments held available for sale.


         See accompanying notes to financial statements.


                    GIGA-TRONICS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS




(1)  Basis of Presentation

     The financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 25, 1995.

(2)  Inventories (unaudited)

     Inventories consist of the following (in thousands):

                                June 24, 1995    March 25, 1995
                                _____________    ______________

     Raw materials                   $  2,313          $  2,489
     Work-in-process                    2,777             3,347
     Finished goods                       797               865
                                     ________           _______

                                     $  5,887          $  6,701
                                     ========           =======

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF OPERATIONS AND FINANCIAL CONDITION



THREE MONTHS ENDED JUNE 24, 1995 AND JUNE 25, 1994

Net  sales  for the  three  month  period  ended  June  24,  1995 increased 12.9% ($714,000) compared to the same period last year.
The change resulted mostly from an increase in shipments of RF signal generator products.

Gross  profit for the three month  period  increased by only 3.6%
($80,000) compared to the same period last year due to higher sales volume being offset by unfavorable product margins.

Operating  expenses  for the three month  period  increased  8.1%
($158,000) compared to the same period last year. The increase was primarily attributable to higher product development expense and administrative expense.

Other income was comprised primarily of an insurance claim recovery.

Earnings before income taxes for the three month period increased 6.8% ($10,000) compared to the same period last year. The change was primarily due to the other income and higher sales volume, offset by increased operating expenses and unfavorable product margins. Management is focused on the improvement of gross profit as a percentage of sales for the balance of fiscal 1996.

For the three month period ended June 24, 1995, the level of new bookings and the backlog of unfilled orders decreased somewhat from the unusually high levels at year-end.


FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $13,708,000 and a ratio of current assets to current liabilities of 4.7 at June 24, 1995. The Company continues to fund all of its working capital needs from cash flow provided from operations. Cash provided from operations for the three month period ended June 24, 1995 was $1,395,000. Management believes that cash reserves and investments remain adequate to meet anticipated operating needs.

During the three month period, the Company spent $65,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically, the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

                    [See Exhibit 11.]

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     GIGA-TRONICS INCORPORATED
                     (Registrant)



Date: 7/27/95         /s/ George H. Bruns, Jr.
                      ____________________________________
                      George H. Bruns, Jr.
                      Chairman and Chief Executive Officer
                      (Principal Executive Officer)



Date: 7/27/95         /s/ Gregory L. Overholtzer
                      ____________________________________
                      Gregory L. Overholtzer
                      Vice President, Finance and Chief
                      Financial Officer
                      (Principal Accounting Officer)