Form 10-Q
period 1995-09-30
GIGA TRONICS INC
filed 1995-11-08
CIK 719274

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q



(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 for the period ended
       September 30, 1995, or

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

       Commission File No. 0-12719
                           -------

       GIGA-TRONICS INCORPORATED
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


       California                        94-2656341
       -------------------------------   ---------------------
       (State or other jurisdiction of   (I.R.S. Employer
       incorporation or organization)    Identification No.)

       4650 Norris Canyon Road, San Ramon, CA    94583
       ----------------------------------------  ---------
       (Address of principal executive offices)  (Zip Code)


Registrant's telephone number:  (510) 328-4650
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             Yes    X                No
                   ---                   ---

Common stock outstanding as of September 30, 1995:  2,569,920
                                                    ---------

                GIGA-TRONICS INCORPORATED

                           INDEX


PART I - FINANCIAL INFORMATION                       Page No.
------------------------------                       --------

    ITEM 1  Financial Statements:

            Balance Sheets as of September 30, 1995
            (unaudited) and March 25, 1995 . . . . . . . .  3

            Statements of Operations, three months
            and six months ended September 30, 1995 and
            September 24, 1994 (unaudited) . . . . . . . .  4

            Statements of Cash Flows, six months ended
            September 30, 1995 and September 24, 1994
            (unaudited) . . . . . . . . . . . . . . . . . . 5

            Notes to Unaudited Financial Statements . . . . 6

    ITEM 2  Management's Discussion and Analysis of
            Operations and Financial Condition  . . . . . . 7


PART II - OTHER INFORMATION
---------------------------

    ITEM 1
      TO 3  Not Applicable

    ITEM 4  Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . . . . 8

    ITEM 5  Not Applicable

    ITEM 6  Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 (11)  Computation of Net Earnings and
                       Common Share Equivalents . . . . . . 9

                 (27)  Financial Data Schedule . . . . . . 11


            (b)  Reports on Form 8-K

                 Not Applicable

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . 10

                                                                                                                       PAGE 3
                                                    GIGA-TRONICS INCORPORATED
                                                          BALANCE SHEETS
                                                 (In thousands, except share data)
                                                             ASSETS
                                                             ------

                                                                September 30, 1995        March 25, 1995
                                                                ------------------        --------------
                                                                    (Unaudited)

Current Assets:
Cash and cash equivalents                                           $  4,314                 $  2,137
Investments                                                            3,661                    3,631
Trade accounts receivable                                              3,467                    3,524
Inventories, net                                                       5,195                    6,701
Prepaid expenses                                                         332                      588
Deferred income taxes                                                    858                      868
                                                                      ------                   ------
  Total current assets                                                17,827                   17,449

Property and Equipment:
Machinery and equipment                                                6,252                    6,095
Office furniture and fixtures                                            411                      411
Leasehold improvements                                                    88                       93
                                                                      ------                   ------

  Gross cost property and equipment                                   6,751                     6,599
Less accumulated depreciation and amortization                       (4,638)                   (4,212)
                                                                    -------                    -------

  Net property and equipment                                          2,113                     2,387
Patents and licenses                                                  1,870                     2,150
Other assets                                                            180                       239
                                                                     ------                    ------

Total assets                                                        $21,990                   $22,225
                                                                    =======                   =======

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
                                             ------------------------------------

Current Liabilities:
Accounts payable                                                   $  1,145                  $  1,477
Accrued commissions                                                     344                       318
Accrued expenses                                                        667                       745
Accrued payroll and benefits                                            580                       778
Accrued warranty                                                        444                       417
Accrued earnout payable                                                 393                       472
Income taxes payable                                                     71                        --
                                                                      -----                     -----
Total liabilities                                                     3,644                     4,207

Shareholders' Equity:
Convertible preferred stock of no par value.
  Authorized 1,000,000 shares; no shares
  outstanding at September 30, 1995 and March 25, 1995                   --                        --
Common stock of no par value.  Authorized
  40,000,000 shares; issued and outstanding
  2,569,920 shares at September 30, 1995
  and March 25, 1995                                                 7,748                     7,773
Unrealized loss on investments                                         (57)                      (77)
Retained earnings                                                    10,655                    10,322
                                                                     ------                    ------

Total shareholders' equity                                           18,346                    18,018
                                                                     ------                    ------

Total liabilities and shareholders' equity                          $21,990                   $22,225
                                                                    =======                   =======


                           See accompanying notes to financial statements.

                                                                                                                   PAGE 4


                                                         GIGA-TRONICS INCORPORATED
                                                          STATEMENTS OF OPERATIONS
                                                                (Unaudited)
                                                    (In thousands, except per share data)


                                                                Three Months Ended                      Six Months Ended
                                                              Sept. 30,     Sept. 24,                Sept. 30,      Sept. 24,
                                                                  1995          1994                     1995           1994
                                                              --------      --------                 --------       --------
Net sales                                                     $  6,212      $  5,606                 $12,473        $11,153
Cost of sales                                                 $  3,898      $  3,503                 $ 7,874          6,845
                                                              --------      --------                 -------        -------
  Gross profit                                                   2,314         2,103                   4,599          4,308

Product development                                                625           625                   1,285          1,196
Selling, general and administrative                              1,411         1,233                   2,863          2,616
                                                              --------       -------                 -------        -------
  Operating expenses                                             2,036         1,858                   4,148          3,812

  Net operating income                                             278           245                     451            496

Other income                                                        73            --                     145             --
Amortization of intangibles                                       (140)         (140)                   (280)          (279)
Interest income, net                                                76            52                     128             87
                                                              --------       -------                 -------        -------

  Earnings before income taxes                                     287           157                     444            304
Provision for income taxes                                          72            55                     111            109
                                                              --------       -------                --------       --------

Net earnings                                                  $    215       $   102                $    333       $    195
                                                              ========       =======                ========       ========

Earnings per share of common stock                            $   0.08       $   0.04               $   0.13       $   0.08
                                                              ========       ========               ========       ========

Weighted average common and common
  equivalent shares outstanding                                 2,648          2,570                  2,648           2,570
                                                              =======        =======                =======         =======



                                        See accompanying notes to financial statements.

                                                                                                                      PAGE 5

                                     GIGA-TRONICS INCORPORATED
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (In thousands)
                                                                                 Six Months Ended
                                                                                 ----------------
                                                                             Sept. 30,       Sept. 24,
                                                                                  1995            1994
                                                                             ---------       ---------
Cash flows provided from (used by) operations:
Net earnings as reported                                                      $    333        $    195
Adjustments to reconcile net earnings to
  net cash provided from (used by) operating activities                          2,043            (905)
                                                                              --------        ---------
                                                                                 2,376            (710)
Cash flows used by investing activities:
Re-purchase of common stock                                                        (25)             --
Investment purchases, net                                                          (10)             31
Additions to property and equipment                                               (164)           (390)
                                                                              --------        --------
  Net cash used by investing activities                                           (199)           (359)

Increase (decrease) in cash and cash equivalents                                 2,177          (1,069)
Beginning cash and cash equivalents                                              2,137           2,680
                                                                              --------        --------

Ending cash and cash equivalents                                              $  4,314        $  1,611
                                                                              ========        ========

Supplementary disclosure of cash flow information:

(1)  No cash was paid for interest in the periods indicated.

(2) Cash paid for income taxes in the six month period ending September 30, 1995 was $40,000.

(3)  Non-cash investing activities:

     The Company incurred an unrealized gain of $20,000 on investments held available for sale during the six month period ending September 30, 1995.



         See accompanying notes to financial statements

                                                      PAGE 6
                     GIGA-TRONICS INCORPORATED
                     -------------------------
                   NOTES TO FINANCIAL STATEMENTS
                   -----------------------------


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

(2)  Inventories (unaudited)

     Inventories consist of the following (in thousands):

                         September 30, 1995   March 25, 1995
                         ------------------   --------------

Raw materials                $  2,272            $  2,489
Work-in-process                 2,217               3,347
Finished goods                    706                 865
                             --------            --------
                             $  5,195            $  6,701
                             ========            ========

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
              OF OPERATIONS AND FINANCIAL CONDITION
              -------------------------------------

THREE MONTHS AND SIX MONTHS ENDED SEPT. 30, 1995 AND
----------------------------------------------------
SEPT. 24, 1994
--------------

Net sales for the three month and six month periods ended
September 30, 1995 increased 11% ($606,000) and 12%
($1,320,000), respectively, compared to the same periods last year. The change resulted mostly from an increase in shipments of microwave signal generator products.

Gross profit for the current three month and six month periods increased 10% ($211,000) and 7% ($291,000), respectively, compared to the same periods last year. The increase was primarily due to higher sales volume, offset somewhat by unfavorable product mix.

Operating expenses for the three and six month periods increased 10% ($178,000) and 9% ($336,000), respectively, compared to prior year periods. The increases are due to higher advertising costs, sales commissions, and administrative expenses for both periods. Higher product development costs contributed only to the increase for the six month period.

Other income for the quarter was primarily due to the sale of certain fixed assets. For the six month period, income was also derived from an insurance claim recovery.
Significant other income is not expected to continue in the last two quarters.

Operating income for the current three month and six month periods were $278,000 and $451,000, respectively, compared to $245,000 and $496,000 for the same periods last year. The negligible favorable change for three months, and unfavorable change for six months, was due to higher operating expenses and unfavorable product mix offsetting increased sales volume.

Earnings before income taxes for the current three month and six month periods were $215,000 and $333,000, respectively, compared to $102,000 and $195,000 for the same periods last year. The change was favorably affected by sales volume, other income and interest income, offset somewhat by unfavorable product mix and higher operating expenses.

Orders for the three month and six month periods ending
September 30, 1995 were lower than the same periods last year. The backlog of unfilled orders as of September 30, 1995 are somewhat higher than the same period last year.


FINANCIAL CONDITION
-------------------

The Company maintains a strong financial position, with working capital of $14,183,000 and a ratio of current assets to current liabilities of 4.9 at September 30, 1995. The Company continues to fund all of its working capital needs from cash flow provided from operations. Cash provided from operations for the six month period ended September 30, 1995 was $2,376,000. Management believes that cash reserves and investments remain adequate to meet anticipated operating needs.

During the six month period, the Company spent $164,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically, the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

PART II, Item 4

      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ---------------------------------------------------

(A)  Annual Meeting of Stockholders was held on August 8,
     1995.

(B)  The vote for the nominated Directors was as follows:

    Nominee                  In Favor           Withheld
    -------                  --------           --------

    George H. Bruns, Jr.     2,347,001          5,435
    James A. Cole            2,347,001          5,435
    Edward D. Sherman        2,346,901          5,535
    Robert C. Wilson         2,347,001          5,435

(C)  Other matters voted upon at the meeting were as follows:

     (1) Ratification of the selection of Peat Marwick LLP as independent public accountants for fiscal year
          1996 was approved as follows:

                            No. of Votes         % of Votes
                            on Proposal             Cast
                            ------------         -----------

For                           2,348,266             99.8%
Against                           4,100              0.2%
Abstain                              70               --
                              ---------             -----
  Total                       2,352,436             100.0%


Non-voted Shares = 217,484




                                                         EXHIBIT II

PART II, Item 6


                         COMPUTATION OF NET EARNINGS PER SHARE AND
                         -----------------------------------------
                                 COMMON SHARE EQUIVALENTS
                                 ------------------------
                                        (Unaudited)
                           (In thousands, except per share data)



Earnings per share were computed using the weighted average number of shares outstanding plus, when dilutive, incremental shares issuable upon exercise of outstanding options under the treasury stock method.

                                                      Three Months Ended                          Six Months Ended
                                                      ------------------                          ----------------
                                                    Sept. 30,       Sept. 24,                  Sept. 30,      Sept. 24,
                                                        1995            1994                       1995           1994
                                                    --------        --------                   --------       --------


Weighed average number of
common shares outstanding:
Common stock outstanding                             2,570           2,570                       2,570         2,570
Common stock equivalents                                78               0                          78             0
                                                  --------        --------                    --------      --------

                                                     2,648           2,570                       2,648         2,570
                                                  ========        ========                    ========      ========

Net earnings                                      $    215        $    102                    $    333      $    195
                                                  ========        ========                    ========      ========

Net earnings per share of common stock            $   0.08        $   0.04                    $   0.13      $   0.08
                                                  ========        ========                    ========      ========


                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GIGA-TRONICS INCORPORATED
                                       (Registrant)



Date:    10/16/95               /s/ GEORGE H. BURNS, JR.
                                ____________________________
                                George H. Bruns, Jr.
                                Chairman and Chief Executive
                                Officer
                                (Principal Executive Officer)



Date:    10/16/95                /s/ GREGORY L. OVERHOLTZER
                                 ___________________________
                                 Gregory L. Overholtzer
                                 Vice President, Finance and
                                 Chief Financial Officer
                                 (Principal Accounting
                                 Officer)