Form 10-Q
period 1995-12-30
GIGA TRONICS INC
filed 1996-02-09
CIK 719274

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q




(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the period ended December 30, 1995, or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ________ to ________

         Commission File No.        0-12719


                    GIGA-TRONICS INCORPORATED
      (Exact name of Registrant as specified in its charter)



         California                                        94-2656341
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


4650 Norris Canyon Road, San Ramon, CA
(Address of principal executive offices)                94583
                                                     (Zip Code)


Registrant's telephone number:  (510) 328-4650


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                    Yes    X         No
                                          ---             ---




Common stock outstanding as of December 30, 1995:    2,569,920




                                    GIGA-TRONICS INCORPORATED

                                             INDEX



PART I - FINANCIAL INFORMATION                                                         Page No.
------------------------------                                                         --------

    ITEM 1  Financial Statements:

            Balance Sheets as of December 30, 1995 (unaudited)
            and March 25, 1995............................................................3

            Statements of Operations, three months and nine months ended
            December 30, 1995 and December 24, 1994 (unaudited)...........................4

            Statements of Cash Flows, nine months ended
            December 30, 1995 and December 24, 1994 (unaudited)...........................5


            Notes to Unaudited Financial Statements.......................................6

    ITEM 2  Management's Discussion and Analysis
            of Operations and Financial Condition.........................................7


PART II - OTHER INFORMATION
---------------------------

    ITEM 1
     TO 5   Not Applicable

    ITEM 6  Exhibits and Reports on Form 8-K

            (a) Exhibits

                (11)    Computation of Net Earnings and
                        Common Share Equivalents...........................................8
            (b)  Reports on Form 8-K

                 Not Applicable


  SIGNATURES...............................................................................9





                                             GIGA-TRONICS INCORPORATED

                                                  BALANCE SHEETS
                                         (In thousands, except share data)
                                                      ASSETS

                                                   December 30, 1995   March 25, 1995
                                                      (Unaudited)
                                                   -----------------   --------------


Cash and cash equivalents                               $  5,761           $  2,137
Investments                                                3,685              3,631
Trade accounts receivable                                  3,191              3,524
Inventories, net                                           4,871              6,701
Prepaid expenses                                             288                588
Deferred income taxes                                        850                868
                                                      ----------          ---------
    Total current assets                                  18,646             17,449

Property and Equipment:
Machinery and equipment                                    6,392              6,095
Office furniture and fixtures                                413                411
Leasehold improvements                                        97                 93
                                                      ----------          ---------
    Gross cost property and equipment                      6,902              6,599
Less accumulated depreciation and amortization            (4,861)           (4,212)
                                                        --------          --------
    Net property and equipment                             2,041              2,387
Patents and licenses                                       1,730              2,150
Other assets                                                 165                239
                                                      ----------         ----------
Total assets                                             $22,582            $22,225
                                                      ==========         ==========


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                        $  1,397          $  1,477
Accrued commissions                                          355               318
Accrued expenses                                             696               745
Accrued payroll and benefits                                 593               778
Accrued warranty                                             459               417
Accrued earnout payable                                      393               472
Income taxes payable                                          57                --
                                                       ---------         ---------
Total liabilities                                          3,950             4,207

Shareholders' Equity:
Convertible preferred stock of no par value.
  Authorized 1,000,000 shares; no shares
  outstanding at December 30, 1995 and
  March 25, 1995                                          --                 --
Common stock of no par value.  Authorized
    40,000,000 shares; issued and outstanding
    2,569,920 shares at December 30, 1995
    and March 25, 1995                                    7,748              7,773
Unrealized loss on investments                              (41)               (77)
                                                         10,925             10,322
                                                      ---------          ---------
Total shareholders' equity                               18,632             18,018
                                                      ---------          ---------
Total liabilities and shareholders' equity              $22,582            $22,225
                                                      =========          =========




                 See accompanying notes to financial statements.


                                                GIGA-TRONICS INCORPORATED
                                                STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                          (In thousands, except per share data)


                                                     Three Months Ended                     Nine Months Ended
                                                      ------------------                     -----------------


                                                    Dec. 30,         Dec. 24,            Dec. 30,          Dec. 24,
                                                        1995             1994                1995              1994
                                                    --------         --------            --------          --------


Net sales                                           $  6,171         $  5,853             $18,644           $17,006
Cost of sales                                       $  3,907         $  3,555             $11,781           $10,400
                                                    --------         --------           ----------        ---------
    Gross profit                                       2,264            2,298               6,863             6,606
Product development                                      556              681               1,841             1,877
Selling, general and administrative                    1,306            1,352               4,169             3,968
                                                   ---------         --------           ---------         ---------
    Operting expenses                                  1,862            2,033               6,010             5,845
    Net operating income                                 402              265                 853               761
Other income                                               7              --                  152                --
Amortization of intangibles                             (140)            (140)               (420)             (419)
Interest income, net                                      91               48                 219               135
                                                   ---------         --------          ----------       -----------
    Earnings before income taxes                         360              173                 804               477
Provision for income taxes                                90               44                 201               153
                                                   ---------        ---------          ----------       -----------
Net earnings                                       $     270        $     129           $     603        $      324
                                                   =========        =========           =========        ==========

Earnings per share of common stock                 $    0.10        $    0.05           $    0.23        $     0.13
                                                   =========        =========           =========        ==========

Weighted average common and common
      equivalent shares outstanding                    2,648            2,570               2,648             2,570
                                                   =========        =========           =========        ==========










                 See accompanying notes to financial statements.

                                                                          PAGE 5




                                             GIGA-TRONICS INCORPORATED
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)

                                                                     Nine Months Ended
                                                                     -----------------

                                                                 Dec. 30,          Dec. 24,
                                                                     1995              1994
                                                                 --------          --------
Cash flows provided from (used by) operations:
Net earnings as reported                                        $     603        $      324
Adjustments to reconcile net earnings to
  net cash provided from (used by) operating activities             3,380              (406)
                                                                 --------          ---------
                                                                    3,983               (82)

Cash flows used by investing  activities:
Re-purchase  of common stock                                          (25)                --
Investment sales/(purchases), net                                     (18)                52
Additions  to  property  and equipment                               (316)              (464)
                                                                 ---------          --------
   Net cash used by investing activities                             (359)              (412)

Increase (decrease) in cash and cash equivalents                    3,624               (494)
Beginning cash and cash equivalents                                 2,137              2,680
                                                                 --------          ---------
Ending cash and cash equivalents                                 $  5,761          $   2,186
                                                                 ========          =========



Supplementary disclosure of cash flow information:

    (1) No cash was paid for interest in the periods indicated.

    (2) Cash paid for income taxes in the nine month period ending December 30 1995 was $145,000.

    (3) Non-cash investing activities:

     The Company incurred an unrealized gain of $36,000 (after-tax effect) on investments held available for sale during the nine month period ending December 30, 1995.

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
(2)      Inventories (unaudited)

         Inventories consist of the following (in thousands):

                           December 30, 1995                March 25, 1995
                           -----------------                --------------

         Raw materials              $  1,834                      $  2,489
         Work-in-process               2,449                         3,347
         Finished goods                  588                           865
                                  ----------                    ----------

                                    $  4,871                      $  6,701
                                    ========                      ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                      OF OPERATIONS AND FINANCIAL CONDITION
                      -------------------------------------



THREE MONTHS AND NINE MONTHS ENDED DEC. 30, 1995 AND DEC. 24, 1994
-------------------------------------------------------------------

Net sales for the three month and nine month periods ended December 30, 1995 increased 5% ($318,000) and 10% ($1,638,000), respectively, compared to the same periods last year. The change resulted mostly from an increase in shipments of microwave signal generator products.

Gross  profit for the current  three month and nine month  periods  decreased 1%
($34,000) and increased 4% ($257,000), respectively, compared to the same periods last year. The change was primarily due to higher sales volume, offset somewhat by unfavorable product mix and additional inventory reserves for the current nine month period. For the current three month period, the unfavorable change in product mix more than offset the increase in sales volume.

Operating expenses for the three and nine month periods decreased 8% ($171,000) and increased 3% ($165,000), respectively, compared to prior year periods. The changes are due to higher advertising costs, offset somewhat by lower selling, administrative and product development expenses for the current nine month period. For the current three month period, the lower expenses more than offset the advertising costs.

Other income for the current nine month period was primarily due to the sale of certain fixed assets, and an insurance claim recovery. Significant other income is not expected in the fourth quarter.

Operating income for the current three month and nine month periods were $402,000 and $853,000, respectively, compared to $265,000 and $761,000 for the same periods last year. The favorable change for the quarter was due to increased sales volume and lower operating expenses for the quarter, offset somewhat by unfavorable product mix. The favorable change for the nine month period was due to higher sales volume, offset somewhat by unfavorable product mix and higher operating expenses.

Earnings before income taxes for the current three month and nine month periods were $270,000 and $603,000, respectively, compared to $129,000 and $324,000 for the same periods last year. The change was favorably affected by sales volume, other income and interest income, offset somewhat by operating income factors noted above.

Orders for the three month period ended December 30, 1995 were higher than the same period last year, while orders for the nine month period were lower than the same period last year. The backlog of unfilled orders as of December 30, 1995 are somewhat higher than the same period last year.

FINANCIAL CONDITION
-------------------

The Company maintains a strong financial position, with working capital of $14,696,000 and a ratio of current assets to current liabilities of 4.7 at December 30, 1995. The Company continues to fund all of its working capital needs from cash flow provided from operations. Cash provided from operations for the nine month period ended December 30, 1995 was $3,983,000. Management believes that cash reserves and investments remain adequate to meet anticipated operating needs.

During the nine month period, the Company spent $316,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically, the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

                                   EXHIBIT II


PART II, Item 6



                    COMPUTATION OF NET EARNINGS PER SHARE AND
                            COMMON SHARE EQUIVALENTS
                                   (Unaudited)
                      (In thousands, except per share data)



     Earnings per share were computed using the weighted average number of shares outstanding plus, when dilutive, incremental shares issuable upon exercise of outstanding options under the treasury stock method.


                                           Three Months Ended             Nine Months Ended
                                           ------------------             -----------------

                                        Dec. 30,        Dec. 24,         Dec. 30,         Dec. 24,
                                            1995            1994             1995            1994
                                      ----------      ----------       ----------      ----------


Weighted average number of
common shares outstanding:

 Common stock outstanding                  2,570           2,570            2,570            2,570
 Common stock equivalents                     78               0               78               0
                                      ----------      ----------        ---------       ---------
                                           2,648           2,570            2,648           2,570
                                      ==========      ==========        =========       =========
Net earnings                          $      270      $      129        $     603       $     324
                                      ==========      ==========        =========       =========
Net earnings per share of
    common stock                      $     0.10      $     0.05        $    0.23       $    0.13
                                      ==========      ==========        =========       =========

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       GIGA-TRONICS INCORPORATED
                                                    (Registrant)




Date:  1/16/96                         GEORGE H. BRUNS, JR.
       -------                         ----------------------------
                                       George H. Bruns, Jr.
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  1/16/96                         GREGORY L. OVERHOLTZER
       -------                         ----------------------------
                                       Gregory L. Overholtzer
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)