Form 10-K
period 1996-03-30
GIGA TRONICS INC
filed 1996-05-30
CIK 719274

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 30, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to
       ________

       Commission file number 0-12719

                            GIGA-TRONICS INCORPORATED
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      California                                          94-2656341
- --------------------------------            ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

4650 Norris Canyon Road, San Ramon, CA                           94583
- ----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number:  (510) 328-4650
                                ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
- --------------------                   -----------------------------------------
         None                                          None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of May 20, 1996 was $20,717,599. For purposes of this determination only, directors and officers of the Registrant have been assumed to be affiliates. There were a total of 2,603,420 shares of the Registrant's Common Stock outstanding as of May 20, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents have been incorporated by reference into the parts indicated:

     PART OF FORM 10-K                DOCUMENT

     PART II                          Registrant's ANNUAL REPORT TO
     Items 5, 6, 7 and 8              SHAREHOLDERS for the fiscal year
                                      ended March 30, 1996.

     PART III                         Registrant's PROXY STATEMENT for
     Items 10, 11, 12 and 13          its 1996 annual meeting of shareholders to
                                      be filed no later  than 120
                                      days after the close of the
                                      fiscal year ended March 30,
                                      1996.

                                     PART I

ITEM 1. BUSINESS

General and Business

         Giga-tronics designs, manufactures and markets microwave and radio frequency (RF) signal generation and power measurement instruments. These products are used primarily in the design, production, repair and maintenance of telecommunications, radar, electronic warfare, and transportation systems.

Recent Developments - Acquisition of ASCOR, Inc.

         The Company has entered into an Agreement and Plan of Reorganization, dated as of May 2, 1996 (the "Reorganization Agreement"), by and among the Company, ASCOR Acquisition Corp., a California corporation and wholly owned subsidiary of Giga-tronics ("Acquisition Corp.") and ASCOR, Inc., a California corporation ("ASCOR") which provides for the acquisition by the Company of ASCOR through the merger (the "Merger") of ASCOR and Acquisition Corp. The Merger will be accounted for as a pooling of interests. ASCOR is a privately-held company in Fremont, California that designs, manufactures and markets a line of switching and connecting devices that link together many specific purpose instruments that comprise a portion of automatic test systems. ASCOR sales are primarily U.S. government related orders.

         Pursuant to the Reorganization Agreement (i) Acquisition Corp. will be merged with and into ASCOR and ASCOR will become a wholly owned subsidiary of Giga-tronics; (ii) each (a) share of ASCOR no par value Common Stock ("ASCOR Common Stock") and no par value preferred stock ("ASCOR Preferred Stock" and, together with ASCOR Common Stock, the "ASCOR Shares") outstanding immediately prior to the Merger (other than ASCOR Shares held by shareholders who have perfected and not withdrawn their right to seek appraisal of their shares under applicable California law) and (b) outstanding options for the purchase of ASCOR Shares ("ASCOR Option") and warrants exercisable for the purchase of ASCOR
Shares ("ASCOR Warrant" and, together with any ASCOR Options, the "ASCOR Convertible Securities") will be converted into the right to receive a pro rata portion of an aggregate of 724,986 Shares of Giga-tronics Common Stock to be issued in the Merger (the "Merger Consideration"). In determining the fraction of a Giga-tronics Stock (the "Exchange Ratio") which holders of ASCOR Shares and ASCOR Convertible Securities (collectively "ASCOR Securities") will be entitled to receive, all ASCOR Convertible Securities will be treated as having been converted or exercised into ASCOR Shares. Any ASCOR Convertible Securities which are considered "out-of-the-money" will be assumed by Giga-tronics and will be exercisable for Giga-tronics Common Stock as adjusted by the Merger. Shares of Giga-tronics Common Stock attributable to ASCOR Convertible Securities which are assumed by Giga-tronics will be retained by Giga-tronics from the Merger Consideration pending their exercise.

         In a Letter Agreement between the Company and ASCOR dated May 20, 1996 amending the Reorganization Agreement, the Company has agreed to use its best faith efforts to file with the Securities and Exchange Commission, and cause the effectiveness under federal securities law of, a registration statement on Form S-4 (or such other form as may be applicable) covering the shares of Giga-tronics Common
Stock to be issued in the Merger. If the Company Common Stock issued in the Merger is not issued pursuant to such an effective registration statement, the Reorganization Agreement contemplates that the Company Common Stock would be issued pursuant to an exemption from registration and be legended to indicate that it is not freely transferable. The Reorganization Agreement provides that if the Company Common Stock issuable in the Merger is not issued pursuant to an effective registration statement, at the closing of the Merger, the Company will enter into a Registration Rights Agreement with each of the former holders of ASCOR Securities granting them registration rights, including (a) one demand registration and (b) piggyback registration rights.

         The Merger will be effective at the time an Agreement of Merger is filed with the Secretary of State of the State of California. Assuming all conditions to the Merger are met or waived prior thereto, it is anticipated that the Effective Time will occur late in the first fiscal quarter or during the second fiscal quarter of 1997.

Industry Segments

         Giga-tronics operates in one industry segment: electronic test and measurement equipment.

Products and Markets

         Giga-tronics produces signal sources, generators and sweepers, and power measurement instruments for use in the microwave and RF frequency range (10 kHz to 75 GHz). Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions.

         The end-user markets can be divided into three broad segments: telecommunications, radar and electronic warfare. Giga-tronics' instruments are used in the design, production, repair and maintenance and calibration of other manufacturers' products, from discrete components to complex systems.

Sources and Availability of Raw Materials and Components

         Substantially all of the components required by the Company to make its assemblies are available from more than one source. The Company occasionally uses sole source arrangements to obtain leading-edge technology, favorable pricing or supply terms. Although extended delays in delivering components could result in longer product delivery schedules, the Company believes that its protection against this possibility stems from its practice of dealing with well-established suppliers and maintaining good relationships with such suppliers.

Patents and Licenses

         The Company attempts to obtain patents when appropriate. In addition, the Company has acquired numerous patents in the course of its two recent acquisitions.

However, the Company believes that its competitive position depends on the creative ability and technical competence of its personnel and the timely introduction of new products rather than on the ownership or development of patents.

         The Company licenses certain instrument operating system software from third parties. Other than such software licenses, the Company is not aware that the manufacture and sale of its products requires licenses from others. The Company believes, based on industry practice, that any necessary licenses could be obtained on conditions which would not have a materially adverse financial effect on the Company.

Seasonal Nature of Business

         The business of the Company is not seasonal.

Working Capital Practices

         The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.

Importance of Limited Number of Customers

         Since its inception, the Company has been a leading supplier of test instruments to various U.S. Government defense agencies, as well as to their prime contractors. U.S. Government agencies accounted for 31%, 26%, and 27% of net sales in fiscal 1996, 1995, and 1994, respectively. Management anticipates sales to U.S. Government agencies will remain significant in fiscal 1997, even though the outlook for defense-related orders continues to be soft.

Backlog of Orders

         On March 30, 1996, Giga-tronics had a backlog of approximately $6,112,000 compared to $10,154,000 at March 25, 1995. Orders for the Company's products include large program orders, from both the U.S. Government and defense contractors, with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not necessarily be indicative of sales for any period.

         Backlog includes only those customer orders for which a delivery schedule has been agreed upon between Giga-tronics and the customer and, in the case of U.S. Government orders, for which funding has been appropriated. Giga-tronics believes that essentially all of the year ending backlog will be shipped within the next twelve months.

         A substantial portion of the year-end backlog consisted of U.S. Government contracts. These contracts contain customary provisions permitting termination at the convenience of the Government upon payment of a negotiated cancellation charge. The Company never has experienced a significant contract termination.

Competition

         The principal competitive factors in the marketing of microwave and RF test instruments include product functionality, reliability and price. The Company competes mainly with Hewlett-Packard, Anritsu, Marconi and Rohde & Schwarz. These competitors are larger and have greater financial, engineering and marketing resources than the Company. Nonetheless, the Company believes that within its chosen markets and applications, its products are fully competitive with those of other manufacturers.

Product Development

         Microwave and RF test instruments of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in semiconductor and related microwave component technologies into its new products.

         Product development expense was approximately $2,512,000, $2,700,000 and $2,569,000 in fiscal 1996, 1995 and 1994, respectively. Activities included the development of new products and the improvement of existing products. It is management's intention to maintain expenditures for product development at levels required to sustain its competitive position. All of the Company's product development activities are internally funded and expensed as incurred.

Manufacturing

         The assembly and testing of the Company's microwave, RF and power measurement products is done at its relatively new San Ramon facility. The
Sunnyvale manufacturing operations (performing assembly and test of power measurement products) relocated to the San Ramon facility in July, 1995.

Environment

         To the best of its knowledge, the Company is in compliance with all federal, state and local laws and regulations involving the protection of the environment.

Employees

         As of March 30, 1996, the Company employed 146 persons. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be excellent.

Information about Foreign Operations

         The Company sells to its international customers through a network of foreign technical sales representative organizations. Sales to foreign customers were approximately $6,791,000, $4,458,000, and $4,544,000 in fiscal 1996, 1995 and 1994, respectively.

         The Company has no foreign-based operations or material amount of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar. Management does not believe that foreign sales are subject to materially greater risks than domestic sales.

Outlook

         Even though the Company has now achieved more balance between its defense and commercial businesses, defense related orders remain very important to the Company. The outlook for such orders continues to be soft. The Company believes that some growth can be realized by sustaining an effective new product development program, aggressively pursuing new markets, vigorously competing for defense business, and making synergistic acquisitions.

ITEM 2. PROPERTIES

         As of March 30, 1996, the Company's executive, marketing, sales and engineering offices and manufacturing facilities are located in approximately 47,000 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2006.

The 30,000 square foot facility in Pleasant Hill, California, which formerly housed all of the signal generator operations, was vacated at the end of April, 1994. The Pleasant Hill lease agreement expired April 30, 1994. The 40,000 square foot facility in Sunnyvale, California, which formerly housed all of the power measurement instrument operations, was vacated in July, 1994. The Sunnyvale lease agreement expired July 31, 1994.

ITEM 3. LEGAL PROCEEDINGS

         As of March 30, 1996, the Company has no pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 30, 1996. Executive Officers of Giga-tronics are listed on page 14 of this Form 10-K.

                                     PART II


         The Registrant's Annual Report to Shareholders for the year ended March 30, 1996, is filed as Exhibit 13.0 with this Form 10-K (the "1996 Annual Report"). The information responsive to items 5, 6, 7 and 8, which is contained in the 1996 Annual Report, is specifically incorporated by reference in this Form 10-K. With the exception of such information, the 1996 Annual Report is not deemed filed as part of this report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

         Incorporated by reference from the 1996 Annual Report, see "Per Share Stock Data" which appears on page 32.

ITEM 6.  SELECTED FINANCIAL DATA

         Incorporated by reference from the 1996 Annual Report, see "Selected Financial Data" which appears on page 31.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

         Incorporated   by   reference   from  the  1996  Annual   Report,   see
"Management's Discussion and Analysis of Results" which appears on pages 18 and 19.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following items which appear in the 1996 Annual Report are incorporated by reference:

         Balance Sheets.....................................page  20
         Statements of Operations...........................page  21
         Statements of Shareholders' Equity.................page  22
         Statements of Cash Flows...........................page  23
         Notes to Financial Statements......................page  24
         Independent Auditors' Report.......................page  30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company is set forth under the heading "Election of Directors" of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders, incorporated herein by reference. This proxy statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding the Company's compensation of its executive officers is set forth under the heading "Executive Compensation" of the Proxy Statement, incorporated herein by reference. This proxy statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under the heading "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement, incorporated herein by reference. This proxy statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1) Financial Statements

         The  following   financial   statements  and  schedules  are  filed  or
incorporated by reference as a part of this report.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                            1996 Annual Report
                                                              to Shareholders
Financial Statements                                            (Page No.)
- --------------------                                        ------------------
Balance Sheets -                                                    20
  As of March 30, 1996 and
  March 25, 1995

Statements of Operations -                                          21
  Years Ended March 30, 1996,
  March 25, 1995 and March 26, 1994

Statements of Shareholders' Equity -                                22
  Years Ended March 30, 1996,
  March 25, 1995 and March 26, 1994

Statements of Cash Flows -                                          23
  Years Ended March 30, 1996,
  March 25, 1995 and March 26, 1994

Notes to Financial Statements                                      24-29

Independent Auditors' Report                                        30

                                                                 Form 10-K
(a)(2)  Schedules                                               (Page No.)
        ---------                                               ----------
Independent Auditor's Report on Schedule
    and Consent                                                     12

Schedule II Valuation and Qualifying                                13
    Accounts

         All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

         Except for those portions thereof incorporated by reference in this Form 10-K, the 1996 Annual Report and the Proxy Statement are not to be deemed filed as part of this report.

(a)(3)   Exhibits

         Reference is made to the Exhibit Index which is found on pages 15 and 16 of this Form 10-K Report.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GIGA-TRONICS INCORPORATED



                                   By                  /s/
                                        ----------------------------------
                                            George H. Bruns, Jr.
                                            Chairman of the Board
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/                   Chairman of the Board               5/20/96
- ------------------------     and Chief Executive Officer       -----------------
George H. Bruns, Jr.        (Principal Executive Officer)           (Date)


         /s/                    Vice President, Finance            5/20/96
- ------------------------      and Chief Financial Officer     -----------------
Gregory L. Overholtzer      (Principal Accounting Officer)          (Date)


         /s/                           Director                    5/20/96
- ------------------------                                      -----------------
James A. Cole                                                       (Date)


         /s/                           Director                    5/20/96
- ------------------------                                      -----------------
Edward D. Sherman                                                   (Date)


         /s/                           Director                    5/20/96
- ------------------------                                      -----------------
Robert C. Wilson                                                    (Date)

                                                                    Exhibit 23.0

              INDEPENDENT AUDITOR'S REPORT ON SCHEDULE AND CONSENT



The Board of Directors and Shareholders
Giga-tronics Incorporated:


         Under date of April 18, 1996, except for Note 10, which is as of May 2, 1996 we reported on the balance sheets of Giga-tronics Incorporated as of March 30, 1996 and we related statements of operations, shareholders' equity and cash flows for the fifty-three week period ended March 30, 1996, and for the fifty two week periods in the two year period ended March 25, 1995. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


         We consent to incorporation by reference in the registration statements (Nos. 2-91843 and 33-85278) on Form S-8 of Giga-tronics Incorporated of our reports included herein and incorporated herein by reference.


                                                          /s/
                                               --------------------------------
                                                KPMG Peat Marwick LLP


San Jose, California
May 29, 1996




                            GIGA-TRONICS INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


            Column A                    Column B                     Column C                      Column D           Column E
- ------------------------------      --------------     --------------------------------        --------------      ------------



                                       Balance at         Charged to          Charged to                             Balance at
                                      beginning of         cost and              other                                 end of
           Description                   period            expenses            Accounts           Deductions           period
- ------------------------------      --------------     ---------------     ---------------     --------------      ------------

                                    $                  $                   $                   $                   $

Year ended March 30, 1996
- ------------------------------


Allowances deducted from
assets:

Accounts receivable:                        31,676             209,907                  --              19,824          221,759
For doubtful accounts1              --------------     ---------------     ---------------     --------------      ------------


     Total                                  31,676             209,907                  --              19,824          221,759
                                    ==============     ===============     ===============     ===============     ============



Year ended March 25, 1995

Allowances deducted from
assets:

Accounts receivable:                        87,065              13,775                  --              69,164           31,676
For doubtful accounts1              --------------     ---------------     ---------------     --------------      ------------


     Total                                  87,065              13,775                  --              69,164           31,676
                                    ==============     ===============     ===============     ===============     ============


Year ended March 26, 1994

Allowance deducted from
assets:

Accounts receivable:                        43,265              45,000                  --               1,200           87,065
For doubtful accounts1              --------------     ---------------     ---------------     --------------      ------------


     Total                                  43,265              45,000                  --               1,200           87,065
                                    ==============     ===============     ===============     ===============     ============




1  Reserve for accounts receivable collection exposure.




                            GIGA-TRONICS INCORPORATED
                          CORPORATE EXECUTIVE OFFICERS


         Name              Age               Position
         ----              ---               --------
George H. Bruns, Jr.       78      Chairman of the Board and Chief Executive Officer

Gregory L. Overholtzer     39      Vice President, Finance & Chief Financial Officer

Bradley C. Stribling       50      Vice President, Engineering

David L. White             41      Vice President, Marketing and Sales


                            GIGA-TRONICS INCORPORATED
                                INDEX TO EXHIBITS

2.1* Agreement and Plan of Reorganization, dated as of May 2, 1996 by and among Giga-tronics Incorporated, ASCOR Acquisition Corp. and ASCOR, Inc.

2.2* Letter Agreement between Giga-tronics Incorporated and ASCOR, Inc., dated May 20, 1996.

3.1 Articles of Incorporation of Registrant, as amended, previously filed on May 6, 1983, as Exhibit 3.1 to Form S-1 registration, File No. 2-83581 (hereinafter "Form S-1"), and subsequently filed on July 3, 1991, as Exhibit 3.1 to Form 10-K for the fiscal year ended March 30, 1991, and incorporated herein by reference.

3.2      By-laws of Registrant, as amended,  previously filed on May 6, 1983, as
         Exhibit 3.2 to Form S-1,  and  subsequently  filed on July 3, 1991,  as
         Exhibit 3.2 to Form 10-K for the fiscal year ended March 30, 1991, and incorporated herein by reference.

10.2 Lease between Giga-tronics Incorporated and Lowenberg Realty Company for 2477, 2479, 2481, 2487, 2489, 2491 and 2495 Estand Way, Pleasant
         Hill, CA, previously filed on June 28, 1985, as Exhibit 10.2 to Form 10-K for the fiscal year ended March 31, 1985, and subsequently filed on July 3, 1991, as Exhibit 10.2 to Form 10-K for the fiscal year ended March 30, 1991, and incorporated herein by reference.

10.3 1981 Incentive Stock Option Plan and form of Incentive Stock Option Agreement, as amended, previously filed on June 26, 1987, as Exhibit
         10.3 to form 10-K for the fiscal year ended March 31, 1987, and incorporated herein by reference.

10.4 1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on July 3, 1991, as Exhibit 10.4 to Form 10-K for the fiscal year ended March 30, 1991, and incorporated herein by reference.

10.5 Standard form Indemnification Agreement for Directors and Officers, previously filed on July 3, 1991, as Exhibit 10.5 to Form 10-K for the fiscal year ended March 30, 1991, and incorporated herein by reference.

10.6 Proposal for Retired Officers' Health Insurance, previously filed on July 3, 1991, as Exhibit 10.6 to Form 10-K for the fiscal year ended March 30, 1991, and incorporated herein by reference.

10.7 Form Stock Option Agreement for Automatic Director Grants, previously filed on July 3, 1991, as Exhibit 10.7 to Form 10-K for the fiscal year ended March 30, 1991, and incorporated herein by reference.

10.8 Special One Time Option Grant to Robert Wilson, previously filed on July 3, 1991, as Exhibit 10.8 to Form 10-K for the fiscal year ended March 30, 1991, and incorporated herein by reference.

10.9 Purchase Agreement between Wavetek Corporation, Wavetek U.S. Inc. and Giga-tronics Incorporated dated May 22, 1992, previously filed on June 25, 1992, as Exhibit 10.9 to Form 10-K for the fiscal year ended March 28, 1992 and incorporated herein by reference.

10.10 Assignment of Lease from Wavetek U.S., Inc. to Giga-tronics, Incorporated dated May 22, 1992, previously filed on June 25, 1992, as
         Exhibit 10.10 to Form 10-K for the fiscal year ended March 28, 1992 and incorporated herein by reference.

10.11 Asset Purchase and Licensing Agreement between John Fluke Mfg. Co., Inc. and Giga-tronics Incorporated dated June 3, 1993, previously filed on June 23, 1993, as Exhibit 10.11 to Form 10-K for the fiscal year ended March 27, 1993 and incorporated herein as reference.

10.12 Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as an exhibit to Form 10K for the fiscal year ended March 26, 1994.

11.0* Statement regarding Computation of Per Share Earnings. (See page 17 of this Annual Report on Form 10-K.)

13.0*    1996 Annual Report to Shareholders.

23.0* Independent Auditor's Report on Schedule and Consent. (see page 12 of this Annual Report on Form 10-K).

27.0*    Financial Data Schedule.

* Attached as exhibits to this Form 10-K.



                                                                    EXHIBIT 11.0

                            GIGA-TRONICS INCORPORATED
                COMPUTATION OF NET EARNINGS (LOSS) PER SHARE AND
                             COMMON SHARE EQUIVALENT


Loss per share is computed using the weighted average number of shares outstanding. Earnings per share are computed using the weighted average number of shares outstanding plus any incremental shares issuable upon exercise of outstanding options under the treasury stock method.


                                                                                    YEAR ENDED
                                                        ----------------------------------------------------------
                                                              3/30/96                3/25/95                3/26/94
                                                        ------------------     ------------------     ------------------

Weighted average number of common shares outstanding:

Common Stock outstanding                                         2,574,087              2,569,920              2,569,920

Incremental Shares from Outstanding                                 64,876                     --                     --
Options (Treasury Stock Method)                         ------------------     ------------------     ------------------


                                                                 2,638,963              2,569,920              2,569,920
                                                        ==================     ==================     ==================





Net earnings (loss)                                               $901,000           $(1,576,000)               $231,000
                                                        ==================     ==================     ==================


Earnings (loss) per share of Common Stock                            $0.34                $(0.61)                  $0.09
                                                        ==================     ==================     ==================

