Form 10-Q
period 1996-06-29
GIGA TRONICS INC
filed 1996-07-19
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 for the period ended June 29, 1996, or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________

             Commission File No.        0-12719

                            GIGA-TRONICS INCORPORATED

             (Exact name of Registrant as specified in its charter)

         California                                        94-2656341
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

4650 Norris Canyon Road, San Ramon, CA                                   94583
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number:  (510) 328-4650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X                  No
                              ----                     ----

Common stock outstanding as of June 29, 1996:    2,642,970

                            GIGA-TRONICS INCORPORATED

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
- ------------------------------                                          --------

    ITEM 1        Financial Statements:

                  Balance Sheets as of June 29, 1996 (unaudited)
                  and March 30, 1996 .....................................  3

                  Statements of Operations, three months ended
                  June 29, 1996 and June 24, 1995 (unaudited).............  4

                  Statements of Cash Flows, three months ended
                  June 29, 1996 and June 24, 1995 (unaudited) ............  5

                  Notes to Unaudited Financial Statements ................  6

    ITEM 2        Management's Discussion and Analysis
                  of Operations and Financial Condition...................  7

PART II - OTHER INFORMATION

    ITEM 1
      TO 5        Not Applicable

    ITEM 6        Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      (11)   Computation of Net Earnings and
                             Common Share Equivalents ....................  8


                  (b) Reports on Form 8-K

                      Not Applicable

  SIGNATURES..............................................................  9

                        GIGA-TRONICS INCORPORATED PAGE 3
                                 BALANCE SHEETS
                        (In thousands, except share data)
                                     ASSETS

                                                                                    June 29, 1996        March 30, 1996
                                                                                    -------------        --------------
                                                                                     (Unaudited)

Current Assets:
Cash and cash equivalents                                                              $  7,014             $  5,772
Investments                                                                               5,082                5,013
Trade accounts receivable                                                                 2,270                2,715
Inventories, net                                                                          4,567                4,660
Prepaid expenses                                                                            230                  188
Deferred income taxes                                                                     1,163                1,185
                                                                                       --------             --------
    Total current assets                                                                 20,326               19,533

Property and Equipment:
Machinery and equipment                                                                   6,504                6,518
Office furniture and fixtures                                                               322                  322
Leasehold improvements                                                                      106                  103
                                                                                       --------             --------
    Gross cost property and equipment                                                     6,932                6,943
Less accumulated depreciation and amortization                                           (5,333)              (5,185)
                                                                                       --------             --------
    Net property and equipment                                                            1,599                1,758
Patents and licenses                                                                      1,450                1,590
Other assets                                                                                134                  146
                                                                                       --------             --------
Total assets                                                                           $ 23,509             $ 23,027
                                                                                       ========             ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                                       $  1,455             $  1,540
Accrued commissions                                                                         113                  156
Accrued expenses                                                                            596                  660
Accrued payroll and benefits                                                                543                  474
Accrued warranty                                                                            478                  480
Accrued earnout payable                                                                     393                  393
Income taxes payable                                                                         75                   --
                                                                                       --------             --------
Total current liabilities                                                                 3,653                3,703
Deferred income taxes                                                                       223                  223
                                                                                       --------             --------
Total liabilities                                                                      $  3,876             $  3,926
                                                                                       ========             ========

Shareholders' Equity:
Convertible preferred stock of no par value;
    Authorized 1,000,000 shares; no shares
    outstanding at June 29, 1996 and March 30, 1996                                          --                   --
Common stock of no par value;  Authorized
    40,000,000 shares; 2,642,970 shares at June 29, 1996, and
    2,602,420 shares at March 30, 1996 issued
    and outstanding                                                                       8,131                7,925
Unrealized loss on investments                                                               (6)                 (47)
Retained earnings                                                                        11,508               11,223
                                                                                       --------             --------
Total shareholders' equity                                                               19,633               19,101
                                                                                       --------             --------
Total liabilities and shareholders' equity                                             $ 23,509             $ 23,027
                                                                                       ========             ========

                 See accompanying notes to financial statements.

                            GIGA-TRONICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                    Three Months Ended
                                               ---------------------------

                                               June 29,          June 24,
                                                 1996              1995
                                               --------         ---------

Net sales                                      $ 5,855             $ 6,261
Cost of sales                                  $ 3,501               3,976
                                               -------             -------
    Gross profit                                 2,354               2,285
Product development                                638                 660
Selling, general and administrative              1,334               1,452
                                               -------             -------
    Operating expenses                           1,972               2,112
    Net operating income                           382                 173
Other income                                        23                  72
Amortization of intangibles                       (140)               (140)
Interest income, net                               115                  52
                                               -------             -------
    Earnings before income taxes                   380                 157
Provision for income taxes                          95                  39
                                               -------             -------
Net earnings                                   $   285             $   118
                                               =======             =======

Earnings per share of common stock             $  0.11             $  0.05
                                               =======             =======

Weighted average common and common
      equivalent shares outstanding              2,687               2,620
                                               =======             =======


                 See accompanying notes to financial statements.

                            GIGA-TRONICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       Three Months Ended
                                                                  ----------------------------

                                                                   June  29,          June 24,
                                                                     1996              1995
                                                                   ---------        ----------

Cash flows provided from operations:
Net earnings as reported                                            $   285           $   118
Adjustments to reconcile net earnings to net cash provided
from operations
    Depreciation and amortization                                       357               374
    Gain on sale of fixed assets                                        (16)               --
    Deferred income taxes, net                                           22                 9
    Changes in operating assets and liabilities                         442               894
                                                                    -------           -------

                                                                      1,090             1,395
Cash flows used by investing activities:
Investment purchases, net                                               (28)               (9)
Additions to property and equipment                                     (26)              (65)
                                                                    -------           -------
    Net cash used in investing activities                               (54)              (74)

Cash flows from financing activities

Issuance of common stock                                                206                --
                                                                    -------           -------
    Net cash provided by financing activities                           206                --

Increase in cash and cash equivalents                                 1,242             1,321
Beginning cash and cash equivalents                                   5,772             2,137
                                                                    -------           -------
Ending cash and cash equivalents                                    $ 7,014           $ 3,458
                                                                    =======           =======




Supplementary disclosure of cash flow information:

    (1)  No cash was paid for interest in the periods indicated.

    (2) Cash paid for income taxes in the three month period ending June 29, 1996 was $20,000.

    (3)  Non-cash investing activities:

         The Company incurred an unrealized gain of $41,000 on investments held available for sale.

                 See accompanying notes to financial statements.

                            GIGA-TRONICS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

(1)      Basis of Presentation

         The financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 30, 1996.

(2)      Inventories

         Inventories consist of the following (in thousands):

                            June 29, 1996            March 30, 1996
                            -------------            --------------

Raw materials                      $1,835                    $1,705
Work-in-process                     1,891                     2,022
Finished goods                        841                       933
                                   ------                    ------

                                   $4,567                    $4,660
                                   ======                    ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 29, 1996 AND JUNE 24, 1995

Net sales for the three month period ended June 29, 1996 decreased 6.5% ($406,000) compared to the same period last year. The change resulted mostly from a decrease in shipments of RF signal generator products and power measurement devices, offset somewhat by an increase in microwave signal generator products.

Gross profit for the three month period increased by 3.0% ($69,000) despite the lower sales volume due to greater manufacturing efficiencies.

Operating expenses for the three month period decreased 6.6% ($140,000) compared to the same period last year. The decrease was primarily attributable to lower sales and marketing expenses.

Other income for the same period last year was comprised primarily of an insurance claim recovery.

Higher interest income was a result of a $4,979,000 increase in cash, cash equivalents and investments compared to the end of the same period last year.

Earnings before income taxes for the three month period increased 142% ($223,000) compared to the same period last year. The change was primarily due to improved gross margins, lower sales and marketing expenses, and higher interest income.

For the three month period ended June 29, 1996, the level of new bookings and the backlog of unfilled orders decreased significantly from the levels at year-end. The decrease in backlog results mostly from a decline in microwave signal generator product line defense-related orders. Due to the softness in order intake, fiscal 1997 revenues (excluding acquisitions, including the proposed acquisition of ASCOR, Inc.) will likely be less than fiscal 1996. However, it is projected at this time that continued improvement in manufacturing efficiencies and other cost reduction activities will largely offset any unfavorable impact caused by the decline in revenues.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $16,673,000 and a ratio of current assets to current liabilities of 5.6 at June 29, 1996. The Company continues to fund all of its working capital needs from cash flow provided from operations. Cash provided from operations for the three month period ended June 29, 1996, was $1,090,000. Management believes that cash reserves and investments remain adequate to meet anticipated operating needs.

During the three month period, the Company spent $26,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically, the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so. The issuance of common stock was related to exercise of stock options.

Note: These statements contain forward looking information that involves a number of risks and limitations discussed in more detail in other documents submitted to the SEC.

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

                                                      Three Months Ended
                                                  ---------------------------
                                                     June 29,        June 24,
                                                         1996            1995
                                                  -----------     -----------

Weighted average number of
common shares outstanding:

    Common stock outstanding                            2,617           2,570
    Common stock equivalents                               70              50
                                                    ---------       ---------

                                                        2,687           2,620
                                                    =========       =========

Net earnings                                         $    285        $    118
                                                    =========       =========

Net earnings per share of
    common stock                                    $    0.11       $    0.05
                                                    =========       =========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GIGA-TRONICS INCORPORATED
                                  (Registrant)

Date:       7/15/96                               /s/
       -----------------     ---------------------------------------------------
                             George H. Bruns, Jr.
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)



Date:       7/15/96                               /s/
       -----------------     ---------------------------------------------------
                             Gregory L. Overholtzer
                             Vice President, Finance and Chief Financial Officer
                             (Principal Accounting Officer)