Form 10-Q
period 1996-09-28
GIGA TRONICS INC
filed 1996-10-30
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the period ended September 28, 1996, or

/ /)     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period from_________ to ____________________

         Commission File No.     0-12719

                            GIGA-TRONICS INCORPORATED
--------------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)



         California                                       94-2656341
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


4650 Norris Canyon Road, San Ramon, CA                                    94583
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number:  (510) 328-4650
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes  /X/   No  / /
                                        ---       ---


Common stock outstanding as of September 28, 1996:     3,369,199
                                                       ---------

                            GIGA-TRONICS INCORPORATED

                                      INDEX

PART I - FINANCIAL INFORMATION                                            Page No.
------------------------------                                            --------

      ITEM 1 Financial Statements:

             Balance Sheets as of September 28, 1996 (unaudited)
             and March 30, 1996...............................................3

             Statements of Operations, three months and six months ended
             September 28, 1996 and September 30, 1995 (unaudited)............4

             Statements of Cash Flows, six months ended
             September 28, 1996 and September 30, 1995 (unaudited)............5

             Notes to Unaudited Financial Statements..........................6

      ITEM 2 Management's Discussion and Analysis of
             Operations and Financial Condition...............................7

PART II - OTHER INFORMATION
---------------------------

      ITEM 1
        TO 3 Not Applicable

      ITEM 4 Submission of Matters to a Vote of Security Holders..............9

      ITEM 5 Not Applicable

      ITEM 6 Exhibits and Reports on Form 8-K

                    (a)   Exhibits

                          (11) Computation of Net Earnings and
                               Common Share Equivalents......................10

                    (b)   Reports on Form 8-K
                               A report on Form 8-K was filed on July 31, 1996. It consisted of a press release announcing the completion of the merger with ASCOR, Inc. Shareholders of Giga-tronics approved the merger at the July 23, 1996
                               Special Meeting.


SIGNATURES...................................................................11

                           GIGA-TRONICS INCORPORATED                      PAGE 3
                                 BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)
                                     ASSETS
                                     ------


                                                   September 28, 1996      March 30, 1996
                                                   ------------------      --------------
Current Assets:
Cash and cash equivalents                                    $  3,248            $  5,923
Investments                                                     9,560               5,313
Trade accounts receivable, net                                  2,993               3,658
Inventories, net                                                5,890               6,293
Prepaid expenses                                                  286                 228
Deferred income taxes                                           1,273               1,305
                                                             --------            --------

      Total current assets                                   $ 23,250            $ 22,720

Property and Equipment:
Machinery and equipment                                      $  7,300            $  7,277
Office furniture and fixtures                                     530                 518
Leasehold improvements                                            121                 106
                                                             --------            --------


      Gross cost property and equipment                         7,951               7,901
Less accumulated depreciation and amortization                 (6,072)             (5,779)
      Net property and equipment                                1,879               2,122
Patents and licenses                                            1,310               1,590
Other assets                                                      101                 152
                                                             --------            --------

Total assets                                                 $ 26,540            $ 26,584
                                                             ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Accounts payable                                                        $  1,713           $  2,070
Accrued commissions                                                         264                 277
Other current liabilities                                                   717                 751
Accrued payroll and benefits                                                655                 666
Accrued warranty                                                            566                 580
Accrued earnout payable                                                      --                 393
Income taxes payable                                                        196                  47
Notes payable                                                                --                 730
                                                                       --------            --------
Total current liabilities                                                 4,111               5,514
Non-current liabilities                                                     248                 253
                                                                       --------            --------
Total liabilities                                                      $  4,359            $  5,767
                                                                       ========            ========

Shareholders' Equity:
Preferred stock of no par value;                                             --                  --
      Authorized 1,000,000 shares; no shares outstanding
      at September 28, 1996, and March 30, 1996
Common stock of no par value;                                                --                  --
      Authorized 40,000,000 shares; 3,369,199 shares at
      September 28, 1996 and 3,323,649 shares at March 30, 1996
       issued and outstanding                                            10,872              10,543
Unrealized gain (loss) on investments                                        11                 (47)
Retained earnings                                                        11,298              10,321
                                                                       --------            --------

Total shareholders' equity                                             $ 22,181            $ 20,817
                                                                       --------            --------

Total liabilities and shareholders' equity                             $ 26,540            $ 26,584
                                                                       ========            ========


                 See accompanying notes to financial statements

                            GIGA-TRONICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                    Three Months Ended                       Six Months Ended
                                                              -----------------------------           -----------------------------
                                                              Sept. 28,           Sept. 30,           Sept. 28,           Sept. 30,
                                                                   1996                1995                1996                1995
                                                              ---------           ---------
Net Sales                                                      $  7,138            $  7,692            $ 14,931            $ 15,341

Cost of sales                                                     4,473               4,776               9,201               9,578
                                                               --------            --------            --------            --------

       Gross profit                                               2,665               2,916               5,730               5,763

Product development                                                 666                 664               1,383               1,337
Selling, general and administrative                               1,386               1,749               3,054               3,431
                                                               --------            --------            --------            -------

       Operating expenses                                         2,052               2,413               4,437               4,768
                                                               --------            --------            --------            --------

       Net operating income                                         613                 503               1,293                 995

Other income/(expense)                                               (3)                  86                 18                 170
Amortization of intangibles                                        (139)               (140)               (279)               (280)
Interest income, net                                                159                  66                 270                 106
                                                               --------            --------            --------            --------

       Earnings before income taxes                                 630                 515               1,302                 991
Provision for income taxes                                          158                  62                 325                  85
                                                               --------            --------            --------            --------

Net earnings                                                   $    472            $    453            $    977            $    906
                                                               ========            ========            ========            ========

Earnings per share of common stock                             $   0.14            $   0.13            $   0.29            $   0.27
                                                               ========            ========            ========            ========

Weighted average common and common
       equivalent shares outstanding                              3,420               3,369               3,418               3,369
                                                               ========            ========            ========            ========


                 See accompanying notes to financial statements.

                            GIGA-TRONICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                     Six Months Ended
                                                                          ------------------------------------
                                                                          September 28,          September 30,
                                                                                   1996                   1995
                                                                          -------------          -------------
Cash flows provided from operations:
Net earnings as reported                                                       $   977                 $   906
Adjustments to reconcile net earnings to
net cash provided from operations

       Depreciation and amortization                                               761                     784
       Gain on sale of fixed assets                                                 (9)                     --
       Deferred income taxes, net                                                   32                     (43)
       Changes in operating assets and liabilities                                 412                     620
                                                                               -------                 -------
       Net cash provided by operations                                           2,173                   2,267

Cash flows used by investing activities:
Investment purchases, net                                                       (4,189)                   (410)
Additions to property and equipment, net                                          (198)                   (344)
                                                                               -------                 -------

       Net cash used in investing activities                                    (4,387)                   (754)

Cash flows from financing activities:
Issuance/(re-purchase) of common stock                                             329                     (16)
Payments on notes payable                                                         (730)                     --
Issuance/(payments) of other obligations                                           (60)                     76
                                                                               -------                 -------
     Net cash provided by financing activities                                    (461)                     60


Increase in cash and cash equivalents                                            (2,675)                  1,573
                                                                                  5,923                   3,202
Beginning cash and cash equivalents                                            --------                --------

Ending cash and cash equivalents                                               $  3,248                $  4,775


               Supplementary disclosure of cash flow information:

      (1) Cash paid for interest in the six month period ending September 28, 1996 was $42,000.
      (2) Cash paid for income taxes in the six month period ending September 28, 1996 was $81,000.
      (3) Non-cash investing activities:

               The Company incurred an unrealized gain of $11,000
                    on investments held available for sale.

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

        Effective July 24, 1996, Giga-tronics merged with ASCOR in a transaction accounted for as a "pooling of interests." Accordingly, results for prior periods have been re-stated to reflect the acquisition and include the results of ASCOR operations.


(2)     Inventories

        Inventories consist of the following (in thousands):


                                     September 28, 1996     March 30, 1996
                                     ------------------     --------------

        Raw materials                          $  2,509           $  2,388
        Work-in-process                           2,476              2,972
        Finished goods                              905                933
                                               --------           --------

                                               $  5,890           $  6,293
                                               ========           ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30 , 1995

Net sales for the three month and six month periods ended September 28, 1996 decreased 7% ($554,000) and 3% ($410,000), respectively, compared to the same periods last year. The change for the six months was due to a decline in shipment of RF signal generators and power measurement devices. The three month change was due to a decline in all three product lines shipping from San Ramon (i.e., excluding the recent ASCOR acquisition).

Gross profit for the current three month and six month periods decreased 9% ($251,000) and 1% ($33,000), respectively, compared to the same periods last year. The decrease for the six month and three month periods was primarily due to sales volume.

Operating expenses for the three month and six month periods decreased 15% ($361,000) and 7% ($331,000), respectively, compared to prior year periods. The decreases are due to lower advertising, sales commissions and administrative expenses.

Other income is lower relative to the comparable quarter and six month period for the prior year because of non-recurring prior year fixed asset sales and an insurance recovery.

Operating income for the current three month and six month periods were $110,000 and $298,000 higher, respectively, than the comparable periods last year. The improved results were due to lower operating expenses, and reduced manufacturing variances (for the six month period), offset somewhat by lower sales volume and a reduction in other income.

Earnings before income taxes for the current three month and six month periods were $105,000 and $311,000 higher, respectively, than the comparable periods last year. The change was favorably impacted by the lower operating expenses, reduced manufacturing variances (for the six month period), and higher interest income (due to higher balances of cash, cash equivalents and investments relative to prior year). These effects were partially offset by lower sales volume and reduced other income.

Orders for the current quarter were slightly lower than the comparable period last year. Orders for the six month period were slightly higher than the prior year six month period. The backlog of unfilled orders as of September 28 is down significantly from the comparable period last year. The decrease in backlog results mostly from the decline in microwave signal generator orders. Due to the softness in order intake, fiscal 1997 revenues will likely be less than fiscal 1996. However, it is projected at this time that cost reduction activities may offset the unfavorable impact caused by the decline in revenues.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $19,139,000 and a ratio of current assets to current liabilities of 5.7 at September 28, 1996. The Company continues to fund all of its working capital needs from cash flow provided from operations. Cash provided from operations for the six month period ended September 28, 1996, was $2,173,000. Management believes that cash reserves and investments remain adequate to meet anticipated operating needs.

During the six month period, the Company spent $198,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically, the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

The issuance of common stock was related to exercise of stock options. The outflow for notes payable was the retirement of debt by ASCOR in September.

Note: These statements contain forward looking information that involves a number of risks and limitations discussed in more detail in other documents submitted to the SEC.

PART II, Item 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) Special Meeting of the Stockholders was held on July 23, 1996.

    (1)   The vote for the acquisition of ASCOR, Incorporated  was as follows:


                                                       No. of Votes   % of Votes
                                                        on Proposal      Cast
                                                       ------------   ----------

          For                                             1,509,344        91.2%
          Against                                             5,500          .3%
          Abstain                                           141,130         8.5%
                                        ----------------------------------------
                                        Quorum            1,655,974       100.0%

        Non-voted Shares  =  986,996

        Outstanding shares on Record Date  =  2,642,970

(B) Annual Meeting of Stockholders was held on August 12, 1996.

        (1)   The vote for the nominated Directors was as follows:


              Nominee                                  In Favor         Withheld
              -------                                  --------         --------
              George H. Bruns, Jr.                    2,261,674           15,934
              James A. Cole                           2,261,674           15,934
              Edward D. Sherman                       2,261,574           16,034
              Robert C. Wilson                        2,261,674           15,934

        (2)   Other matters voted upon at the meeting were as follows:

              Ratification of the selection of Peat Marwick LLP as independent public accountants for fiscal year 1997 was approved as follows:



                                                       No. of Votes   % of Votes
                                                        on Proposal     Cast
                                                       ------------   ----------

              For                                         2,269,443       99.64%
              Against                                         6,520        0.29%
              Abstain                                         1,645        0.07%
                                           -------------------------------------
                                           Quorum         2,277,608       100.0%

              Non-voted Shares   =   365,362

              Outstanding shares on Record Date  =  2,642,970

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



                                                        Three Months Ended                     Six Months Ended
                                                 -------------------------------          -------------------------------
                                                 Sept. 28,             Sept. 30,          Sept. 28,             Sept. 30,
                                                      1996                  1995               1996                  1995
                                                 ---------             ---------          ---------             ---------

Weighted average:

     Common shares outstanding                       3,367                 3,291              3,358                 3,291
     Common share equivalents                           53                    78                 60                    78
                                                    ------                ------             ------                ------
                                                     3,420                 3,369              3,418                 3,369
                                                    ------                ------             ------                ------


  Net earnings                                      $  472                $  453             $  977                $  906
                                                    ======                ======             ======                ======

    Net earnings per share of common stock          $ 0.14                $ 0.13             $ 0.29                $ 0.27
                                                    ======                ======             ======                ======


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        GIGA-TRONICS INCORPORATED
                                              (Registrant)




Date:      10/18/96                         /s/
     --------------           --------------------------------------------------
                              George H. Bruns, Jr.
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)




Date:      10/18/96                        /s/
     --------------          ---------------------------------------------------
                             Gregory L. Overholtzer
                             Vice President, Finance and Chief Financial Officer
                            (Principal Accounting Officer)