Form 10-Q
period 1996-12-28
GIGA TRONICS INC
filed 1997-01-24
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the period ended December 28, 1996, or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period from
         to                                                             --------
            ---------

         Commission File No.     0-12719

                            GIGA-TRONICS INCORPORATED
             (Exact name of Registrant as specified in its charter)



         California                                        94-2656341
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


4650 Norris Canyon Road, San Ramon, CA                                  94583
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number:  (510) 328-4650


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes    X                 No
                               -----                    -----


Common stock outstanding as of December 28, 1996:         3,369,199

                            GIGA-TRONICS INCORPORATED

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.

      ITEM 1 Financial Statements:

                    Balance Sheets as of December 28, 1996 (unaudited)
                    and March 30, 1996........................................3

                    Statements of Operations, three months and nine months ended December 28, 1996 and December 30, 1995
                    (unaudited)...............................................4

                    Statements of Cash Flows, nine months ended
                    December 28, 1996 and December 30, 1995 (unaudited).......5

                    Notes to Unaudited Financial Statements...................6

      ITEM 2 Management's Discussion and Analysis of
                    Operations and Financial Condition........................7

PART II - OTHER INFORMATION

      ITEM 1
        TO 5        Not Applicable

      ITEM 6        Exhibits and Reports on Form 8-K

                    (a)   Exhibits

                          (11)      Computation of Net Earnings and
                                    Common Share Equivalents..................9

                    (b)   Reports on Form 8-K

                          Not Applicable

SIGNATURES...................................................................10

                            GIGA-TRONICS INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)
                                     ASSETS

                                                                          December 28, 1996   March 30, 1996
                                                                          -----------------   --------------
Current Assets:
Cash and cash equivalents                                                          $  3,249         $  5,923
Investments                                                                           9,666            5,313
Trade accounts receivable, net                                                        3,777            3,658
Inventories, net                                                                      5,146            6,293
Prepaid expenses                                                                        150              228
Deferred income taxes                                                                 1,557            1,305
                                                                                   --------         --------

      Total current assets                                                         $ 23,545         $ 22,720

Property and Equipment:
Machinery and equipment                                                            $  7,384         $  7,277
Office furniture and fixtures                                                           544              518
Leasehold improvements                                                                  121              106
                                                                                   --------         --------

      Gross cost property and equipment                                               8,049            7,901
Less accumulated depreciation and amortization                                       (6,160)          (5,779)
                                                                                   --------         --------
      Net property and equipment                                                      1,889            2,122
Patents and licenses                                                                  1,170            1,590
Other assets                                                                             79              152
                                                                                   --------         --------

Total assets                                                                       $ 26,683         $ 26,584
                                                                                   ========         ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                   $  1,275         $  2,070
Accrued commissions                                                                     294              277
Other current liabilities                                                               771              751
Accrued payroll and benefits                                                            822              666
Accrued warranty                                                                        579              580
Accrued earnout payable                                                                  --              393
Income taxes payable                                                                     28               47
Notes payable                                                                            --              730
                                                                                   --------         --------
Total current liabilities                                                             3,769            5,514
Non-current liabilities                                                                 245              253
                                                                                   --------         --------
Total liabilities                                                                  $  4,014         $  5,767
                                                                                   ========         ========

Shareholders' Equity:
Preferred stock of no par value;                                                         --               --
      Authorized 1,000,000 shares; no shares outstanding
      at December 28, 1996, and March 30, 1996
Common stock of no par value;
      Authorized 40,000,000 shares; 3,369,199 shares at
      December 28, 1996 and 3,323,649 shares at March 30, 1996
      issued and outstanding                                                         10,872           10,543
Unrealized gain (loss) on investments                                                    30              (47)
Retained earnings                                                                    11,767           10,321
                                                                                   --------         --------

Total shareholders' equity                                                         $ 22,669         $ 20,817
                                                                                   --------         --------


Total liabilities and shareholders' equity                                         $ 26,683         $ 26,584
                                                                                   ========         ========


                 See accompanying notes to financial statements

                                                                          PAGE 4
                            GIGA-TRONICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                               Three Months Ended              Nine Months Ended
                                            ------------------------        ------------------------
                                            Dec. 28,        Dec. 30,        Dec. 28,        Dec. 30,
                                                1996            1995            1996            1995

Net Sales                                   $  7,697        $  7,718        $ 22,628        $ 23,059

Cost of sales                                  4,956           4,830          14,157          14,408
                                            --------        --------        --------        --------
     Gross profit                              2,741           2,888           8,471           8,651

Product development                              607             637           1,990           1,974
Selling, general and administrative            1,499           1,582           4,553           5,013
                                            --------        --------        --------        --------

     Operating expenses                        2,106           2,219           6,543           6,987
                                            --------        --------        --------        --------

     Net Operating income                        635             669           1,928           1,664

Other income/(expense)                           (32)             18             (14)            188

Amortization of intangibles                     (141)           (140)           (420)           (420)

Interest income, net                             161              67             431             173
                                            --------        --------        --------        --------

     Earnings before income taxes                623             614           1,925           1,605
Provision for income taxes                       154              82             479             167
                                            --------        --------        --------        --------
Net earnings                                $    469        $    532        $  1,446        $  1,438
                                            ========        ========        ========        ========

Earnings per share of common stock          $   0.14        $   0.16        $   0.42        $   0.43
                                            ========        ========        ========        ========

Weighted average common and common
     equivalent shares outstanding             3,411           3,369           3,414           3,369



                 See accompanying notes to financial statements.

                                                                          PAGE 5
                            GIGA-TRONICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              Nine Months Ended
                                                --------------------------------------------
                                                December 28, 1996          December 30, 1995
                                                -----------------          -----------------

Cash flows provided from operations:
Net earnings as reported                                  $ 1,446                    $ 1,438
Adjustments to reconcile net earnings to
net cash provided from operations

       Depreciation and amortization                        1,136                      1,186
       Gain on sale of fixed assets                            23                         --
       Deferred income taxes, net                            (252)                       (68)
       Changes in operating assets and liabilities            172                      1,110
                                                          -------                    -------
       Net cash provided by operations                      2,525                      3,666

Cash flows used by investing activities:
Investment sales/(purchases), net                          (4,276)                      (318)
Additions to property and equipment, net                     (459)                      (551)
                                                          -------                    -------
       Net cash used in investing activities               (4,735)                      (869)

Cash flows from financing activities:
Issuance/(re-purchase) of common stock                        329                        (16)
Payments on notes payable                                    (730)                       (81)
Issuance/(payments) of other obligations                      (63)                        49
                                                          -------                    -------
       Net cash provided by financing activities             (464)                       (48)

Increase in cash and cash equivalents                      (2,674)                     2,749

Beginning cash and cash equivalents                         5,923                      3,202
                                                          -------                    -------
Ending cash and cash equivalents                          $ 3,249                    $ 5,951
                                                          =======                    =======

Supplementary disclosure of cash flow information:

     (1) Cash paid for interest in the nine month period ending December 28, 1996 was $44,000.

     (2) Cash paid for income taxes in the nine month period ending December 28, 1996 was $592,000.

     (3)  Non-cash investing activities:

          The Company incurred an unrealized gain of $77,000 (after-tax effect) on investments held available for sale during the nine month period ending December 28, 1996.

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

        Effective July 24, 1996, Giga-tronics merged with ASCOR in a transaction accounted for as a "pooling of interests." Accordingly, prior periods have been restated to reflect the acquisition and include the results of the ASCOR operations.


(2)     Inventories

        Inventories consist of the following (in thousands):

                                  December 28, 1996            March 30, 1996
                                  -----------------            --------------

        Raw materials                       $ 2,230                  $  2,388
        Work-in-process                       2,284                     2,972
        Finished goods                          632                       933
                                           --------                 ---------


                                            $ 5,146                  $  6,293
                                            =======                  ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS AND NINE MONTHS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

Net sales for the three month and nine month periods ended December 28, 1996 decreased less than 1% ($21,000) and decreased 2% ($431,000), respectively, compared to the same periods last year. The quarterly shipments of microwave signal generators was down over $1,000,000 from the prior year third quarter, though increased shipment of RF signal generators and power measurement devices offset this decline. For the nine month period, a $1,000,000 decline in shipments of microwave signal generators from the prior year was offset only partially by an increase in sales of ASCOR VXI products.

Gross profit for the current three month and nine month periods decreased 5% ($147,000) and 2% ($180,000), respectively, compared to the same periods last year. The quarterly gross profit decline was due to heavily discounted sales of microwave and RF signal generators. It is expected that these large discounts will not continue for the balance of the year in these two product lines.

Operating expenses for the three month and nine month periods decreased 5% ($113,000) and 6% ($444,000), respectively, compared to prior year periods. The decreases are due to lower sales and marketing expenses.

Operating income for the current three month and nine month periods is $34,000 lower and $264,000 higher, respectively, than the comparable periods last year. For the quarter, lower operating expenses mostly offset the lower gross profit. For the nine month period, the higher operating income was a result of lower operating expenses, only partially offset by lower sales volume.

Other income is lower relative to the comparable three month and nine month periods for the prior year because of non-recurring prior year fixed asset sales and an insurance recovery.

Earnings before income taxes for the current three month and nine month periods are $9,000 and $320,000 higher, respectively, than the comparable periods of the prior year. The results for the quarter were due to higher interest income and lower operating expenses, offset mostly by lower gross profit. For the nine month period, the results were due to higher interest income and lower operating expenses, only partially offset by the lack of other income and lower sales volume. The favorable interest income is due to higher balances of cash equivalents and investments relative to prior year.

Orders for the three month and nine month periods for the current year were lower than the same periods last year. The backlog of unfilled orders as of December 28, 1996, is down significantly from the comparable period of the prior year, mostly due to a decline in microwave signal generator orders. Due to the continued softness in order intake, fiscal 1997 revenues are expected to be less than fiscal 1996. It is unclear at this time whether cost reduction activities will totally offset the unfavorable impact caused by the decline in revenues.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $19,776,000 and a ratio of current asset to current liabilities of 6.2 as of December 28, 1996. The Company continues to fund all of its working capital needs from cash flow provided from operations. Cash provided from operations for the nine month period ended December 28, 1996 was $2,525,000. Management believes that cash reserves and investments remain adequate to meet anticipated operating needs.

During the nine month period, the Company spent $459,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically, the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

The issuance of common stock was related to exercise of stock options. The outflow for notes payable was the retirement of debt by ASCOR in September.

Note: These statements contain forward looking information that involve a number of risks and limitations discussed in more detail in other documents submitted to the SEC.

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



                                                  Three Months Ended          Nine Months Ended
                                                ----------------------      ----------------------
                                                Dec. 28,      Dec. 30,      Dec. 28,      Dec. 30,
                                                    1996          1995          1996          1995
                                                --------      --------      --------      --------
Weighted average:

         Common shares outstanding                 3,369         3,291         3,358         3,291
         Common share equivalents                     42            78            56            78
                                                  ------        ------        ------        ------
                                                   3,411         3,369         3,414         3,369
                                                  ======        ======        ======        ======

    Net earnings                                  $  469        $  532        $1,446        $1,438
                                                  ======        ======        ======        ======

    Net earnings per share of common stock        $ 0.14        $ 0.16        $ 0.42        $ 0.43
                                                  ======        ======        ======        ======

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        GIGA-TRONICS INCORPORATED
                                               (Registrant)




Date:    01/15/96        /s/ George H. Bruns, Jr.
                         ---------------------------------------------------
                         George H. Bruns, Jr.
                         Chairman and Chief Executive Officer
                         (Principal Executive Officer)


                         /s/ Gregory L. Overholtzer
                         ---------------------------------------------------
Date:    01/15/96        Gregory L. Overholtzer
                         Vice President, Finance and Chief Financial Officer
                         (Principal Accounting Officer)