Form 10-K
period 1997-03-29
GIGA TRONICS INC
filed 1997-06-13
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 29, 1997, or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _____________

      Commission File No.     0-12719

                            GIGA-TRONICS INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                     94-2656341
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4650 Norris Canyon Road, San Ramon, CA                    94583
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number:  (510) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
-------------------             -----------------------------------------

     None                                                 None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of May 16, 1997 was $20,351,772. For purposes of this determination only, directors and officers of the Registrant have been assumed to be affiliates. There were a total of 3,379,449 shares of the Registrant's Common Stock outstanding as of May 16, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE




Portions of the following documents have been incorporated by reference into the parts indicated:

      PART OF FORM 10-K             DOCUMENT
      -----------------             --------
      PART II                       Registrant's ANNUAL REPORT TO
      Items 5, 6, 7 and 8           SHAREHOLDERS for the fiscal year
                                    ended March 29, 1997.


      PART III                      Registrant's PROXY STATEMENT for
      Items 10, 11, 12 and 13       its 1997 annual meeting of shareholders to
                                    be filed no later than 120 days after the
                                    close of the fiscal year ended March 29,
                                    1997.

                               PART I

      The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 17 through 18 of the Company's 1997 Annual Report to Stockholders.

ITEM 1.  BUSINESS

General and Business

     The Company designs, manufactures and markets microwave and radio frequency
(RF) signal generation and power measurement instruments. These products are used primarily in the design, production, repair and maintenance of commercial telecommunications, radar, and electronic warfare.

     In July 1996, Giga-tronics acquired ASCOR, Inc. in a transaction accounted for by the pooling-of-interests method of accounting. ASCOR, located in Fremont, California, designs, manufactures, and markets a line of switching and connecting devices that link together many specific purpose instruments that comprise a portion of automatic test systems. ASCOR offers a family of switching and interface test adapters as standard VXI configured products, as well as complete system integration services to the Automatic Test Equipment (ATE) market.

     The Company intends to broaden its product lines and expand its market, both by internal development of new products and through the acquisition of other business entities. From time to time, the Company considers a variety of acquisition opportunities.

Recent Developments

     The Company has entered into an Agreement and Plan of Reorganization, dated as of June 6, 1997 (the "Reorganization Agreement"), by and among the Company, GTV Acquisition Corp., a California corporation and wholly owned subsidiary of Giga-tronics ("Acquisition Corp.") and Viking Semiconductor Equipment, Inc., a California corporation ("Viking") which provides for the acquisition by the Company of Viking through the merger (the "Merger") of Viking and Acquisition Corp. The Merger will be accounted for as a pooling of interests and accordingly, the historical accounts of Viking will be combined with those of the Company as if they had always been merged. Viking is a privately-held company in Fremont, California that designs, manufactures and markets optical inspection equipment used to manufacture and test semiconductor devices. Viking's products include die attachments, automatic die sorters, tape and reel and wafer inspection equipment.

     Pursuant to the Reorganization Agreement (i) Acquisition Corp. will be merged with and into Viking and Viking will become a wholly owned subsidiary of Giga-tronics; (ii) each share of Viking no par value Common Stock ("Viking Shares") outstanding immediately prior to the Merger (other than Viking Shares held by shareholders who have perfected and not withdrawn their right to seek appraisal of their shares under applicable California law) will be converted into the right to receive a pro rata portion of an aggregate of 420,000 Shares of Giga-tronics Common Stock to be issued in the Merger (the "Merger Consideration"). The shares of Giga-tronics Common Stock to be issued in the Merger will not be registered and thus will be generally restricted from resale until at least the first anniversary of the closing of the Merger pursuant to Rule 144 of the Securities Act of 1933.

     The Merger will be effective at the time an Agreement of Merger is filed with the Secretary of State of the State of California. Assuming all conditions to the Merger are met or waived prior thereto, it is anticipated that the Merger will be effective in June 1997.

Industry Segments

     The Company operates primarily in one industry segment: electronic test and measurement equipment.

Products and Markets

     The Company produces signal sources, generators and sweepers, and power measurement instruments for use in the microwave and RF frequency range (10 kHz to 75 GHz). Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions. The end-user markets for these products can be divided into three broad segments: commercial telecommunications, radar and electronic warfare. The Company's instruments are used in the design, production, repair and maintenance and calibration of other manufacturers' products, from discrete components to complex systems.

     The Company also produces switch modules, and interface adapters that operate with a bandwidth from direct current (DC) to 18 GHz. The end-user markets for these products are primarily related to electronic warfare, though the VXI architecture may become more accepted by the telecommunications market.

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

Patents and Licenses

     The Company attempts to obtain patents when appropriate. However, the Company believes that its competitive position depends primarily on the creative ability and technical competence of its personnel and the timely introduction of new products rather than on the ownership or development of patents.

     The Company licenses certain instrument operating system software from third parties. The Company believes, based on industry practice, that any additional licenses necessary could be obtained on conditions which would not have a materially adverse financial effect on the Company.

Seasonal Nature of Business

     The business of the Company is not seasonal.

Working Capital Practices

     The Company does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.

Importance of Limited Number of Customers

     In its early years, the Company had been a leading supplier of test instruments to various U.S. Government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. Government agencies will remain significant in fiscal 1998, even though the outlook for defense-related orders continues to be soft. Defense related agencies accounted for 37%, 42% and 36% of net sales in fiscal 1997, 1996 and 1995, respectively. Commercial business accounted for 63%, 58%, and 64% of net sales in fiscal 1997, 1996 and 1995, respectively.

Backlog of Orders

     On March 29, 1997, Giga-tronics had a backlog of approximately $5,007,000 compared to $8,854,000 at March 30, 1996. Orders for the Company's products include program orders, from both the U.S. Government and defense contractors, with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not necessarily be indicative of sales for any period.

     Backlog includes only those customer orders for which a delivery schedule has been agreed upon between the Company and the customer and, in the case of U.S. Government orders, for which funding has been appropriated. The Company believes that essentially all of the year ending backlog will be shipped within the next twelve months.

     A portion of the year-end backlog consisted of U.S. Government contracts. These contracts contain customary provisions permitting termination at the convenience of the Government upon payment of a negotiated cancellation charge. The Company never has experienced a significant contract termination.

Competition

     The principal competitive factors in the marketing of microwave and RF test instruments include product functionality, reliability and price. These products compete mainly with Hewlett-Packard, Anritsu, Marconi and Rohde & Schwarz. The principal competitive factors in the marketing of VXI switching interface adapters include product modularity, density factor, quality and price. These products compete mainly with Racal Dana, Hewlett Packard and Tektronix. The

Company's competitors are larger and have greater financial, engineering and marketing resources than the Company. Nonetheless, the Company believes that within its chosen markets and applications, its products are fully competitive with those of other manufacturers.

Product Development

     Products of the type manufactured by the Company historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in semiconductor and related microwave component technologies into its new products.

     Product development expense was approximately $2,722,000, $2,726,000 and $2,928,000 in fiscal 1997, 1996 and 1995, respectively. Activities included the development of new products and the improvement of existing products. It is management's intention to maintain expenditures for product development at levels required to sustain its competitive position. All of the Company's product development activities are internally funded and expensed as incurred.

Manufacturing

     The assembly and testing of the Company's microwave, RF and power measurement products is done at its San Ramon facility. The assembly and testing of the Company's switching and connecting devices is done at its Fremont facility.

Environment

     To the best of its knowledge, the Company is in compliance with all federal, state and local laws and regulations involving the protection of the environment.

Employees

     As of March 29, 1997, the Company employed 167 persons. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be satisfactory.

Information about Foreign Operations

     The Company sells to its international customers through a network of foreign technical sales representative organizations. Sales to foreign customers were approximately $8,237,000, $6,791,000 and $4,458,000 in fiscal 1997, 1996 and 1995, respectively.

     The Company has no foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar. Management does not believe that foreign sales are subject to materially greater risks than domestic sales.

Outlook

      Although the Company has achieved more balance between its defense and commercial businesses, defense related orders remain important to the Company. The outlook for such orders continues to be soft. If this trend were to continue, shipments in the current year could fall short of plan with a concurrent decline in earnings. However, the Company believes that growth can be realized by maintaining an effective new product development program, aggressively pursuing new markets, and vigorously competing for defense business. In addition, the Company intends to broaden its product lines and expand its markets through the acquisition of other business entities. Nevertheless, there is no assurance that increased research and development spending and future acquisitions, if any, will lead to increased sales in the near term.

ITEM 2.  PROPERTIES


      As of March 29, 1997, the Company's executive, marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,000 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2006.

      The Company's executive, marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices are located in approximately 12,160 square feet in Fremont, California, under a lease expiring on January 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

      As of March 29, 1997, the Company has no pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 29, 1997. Executive Officers of the Company are listed on page 15 of this Form 10-K.

                                     PART II

     The Registrant's Annual Report to Shareholders for the year ended March 29, 1997, is filed as Exhibit 13.0 with the Form 10-K (the "1997 Annual Report"). The information responsive to Items 5, 6, 7 and 8, which is contained in the 1997 Annual Report, is specifically incorporated by reference in this Form 10-K. With the exception of such information, the 1997 Annual Report is not deemed filed as part of this report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

     Incorporated by reference from the 1997 Annual Report, see "Common Stock Market Prices" which appears on page 32.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference from the 1997 Annual Report, see "Selected Financial Data" which appears beginning on page 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Incorporated by reference from the 1997 Annual Report, see "Management's Discussion and Analysis" which appears on pages 17 and 18.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following items which appear in the 1997 Annual Report are incorporated by reference:

         Consolidated Balance Sheets.........................page 19
         Consolidated Statements of Operations...............page 20
         Consolidated Statements of Shareholders' Equity.....page 21
         Consolidated Statements of Cash Flows...............page 22
         Notes to Consolidated Financial Statements..........page 23
         Independent Auditor's Report........................page 30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is set forth under the heading "Election of Directors" of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding the Company's compensation of its executive officers is set forth under the heading "Executive Compensation" of the Proxy Statement, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth under the heading "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The following financial statements and schedules are filed or incorporated by reference as a part of this report.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                1997 Annual
                                                                 Report to
                                                                Shareholders
Financial Statements                                              (Page No.)
--------------------                                              ----------

Consolidated Balance Sheets -                                      19
 As of March 29, 1997 and
 March 30, 1996

Consolidated Statements of Operations -                            20
 Years Ended March 29, 1997,
 March 30, 1996 and March 25, 1995

Consolidated Statements of Shareholders' Equity -                  21
 Years Ended March 29, 1997,
 March 30, 1996 and March 25, 1995

Consolidated Statements of Cash Flows -                            22
 Years Ended March 29, 1997,
 March 30, 1996 and March 25, 1995

Notes to Consolidated Financial Statements                        23-29

Independent Auditor's Report                                       30

                                                                  Form 10-K
(a)(2)  Schedules                                                 (Page No.)
                                                                  ----------

Report on Financial Statement Schedule and
 Consent of Independent Auditors                                   13

Schedule II Valuation and Qualifying
  Accounts                                                         14

        All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

        Except for those portions thereof incorporated by reference in this Form 10-K, the 1997 Annual Report and the Proxy Statement are not to be deemed filed as part of this report.

(a)(3)   Exhibits

      Reference is made to the Exhibit Index which is found on pages 16 and 17 of this Form 10-K Report.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GIGA-TRONICS INCORPORATED



                                         By             /s/
                                            -------------------------------
                                            George H. Bruns, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/                 Chairman of the Board             6/9/97
-----------------------    and Chief Executive Officer  ------------------------
George H. Bruns, Jr.      (Principal Executive Officer)        (Date)

         /s/             Acting Vice President, Finance        6/9/97
-----------------------   and Chief Financial Officer     ----------------------
George H. Bruns, Jr.                                           (Date)

         /s/                         Controller                6/9/97
-----------------------  (Principal Accounting Officer)   ----------------------
Nyla R. Kientzler                                              (Date)

         /s/                           Director                6/9/97
-----------------------                                    ---------------------
James A. Cole                                                  (Date)

         /s/                           Director                6/9/97
-----------------------                                    ---------------------
Edward D. Sherman                                              (Date)

         /s/                           Director                6/9/97
-----------------------                                    ---------------------
Robert C. Wilson                                               (Date)

                                                                    Exhibit 23.0


             REPORT ON FINANCIAL STATEMENT SCHEDULE AND CONSENT OF
                              INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Giga-tronics Incorporated



     The audits referred to in our report dated April 18, 1997, except as to
Note 11, which is as of June 6, 1997, included the related financial statement schedule as of March 29, 1997 and March 30, 1996, and for the years ended March 29, 1997, March 30, 1996 and March 25, 1995, included in the registration statement. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


     We consent to incorporation by reference in the registration statements (Nos. 2-91843 and 33-85278) on Form S-8 of Giga-tronics Incorporated of our reports included herein and incorporated herein by reference.




                                                         /s/
                                            -------------------------------
                                            KPMG Peat Marwick LLP

San Jose, California
June 9, 1997

                            GIGA-TRONICS INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      Column A              Column B              Column C         Column D   Column E
---------------------------------------------------------------------------------------

                           Balance at    Charged to  Charged to                Balance
                          Beginning of    Cost and      Other     Deductions   at End
      Description            Period       Expenses    Accounts   (Recoveries) of Period
---------------------------------------------------------------------------------------
                               $            $            $          $          $

Year ended March 29, 1997

Allowances deducted from assets:


Accounts receivable:
For doubtful accounts(1)       234,882           ---        ---       (740)  235,622
                         ------------------------------------------------------------


      Total                    234,882           ---        ---       (740)  235,622
                         ============================================================


Year ended March 30, 1996


Accounts receivable:
For doubtful accounts(1)        31,676      223,030         ---     19,824   234,882
                         ------------------------------------------------------------


      Total                     31,676      223,030         ---     19,824   234,882
                         ============================================================



Year ended March 25, 1995


Accounts receivable:
For doubtful accounts(1)        87,065       13,775         ---     69,164    31,676
                         ------------------------------------------------------------


      Total                     87,065       13,775         ---     69,164    31,676
                         ============================================================

(1) Reserve for accounts receivable collection exposure.

                            GIGA-TRONICS INCORPORATED
                          CORPORATE EXECUTIVE OFFICERS




      Name                  Age               Position
      ----                  ---               --------

George H. Bruns, Jr.        78      Chairman of the Board and Chief Executive Officer

George H. Bruns, Jr.        78      Acting Vice President, Finance/Chief Financial Officer

Robert D. Geddes            54      Vice President, Marketing and Sales

Byron G. Flanders           61      Vice President, Manufacturing

Jeffrey T. Lum              50      President, ASCOR, Inc.

                            GIGA-TRONICS INCORPORATED
                                INDEX TO EXHIBITS




2.1 Agreement and Plan of Reorganization, dated as of May 20, 1996 by and among Giga-tronics Incorporated, ASCOR Acquisition Corp. and ASCOR, Inc., previously filed on May 30, 1996, as Exhibit 2.1 to Form 10-K for the fiscal year ended March 30, 1996.

2.2 Letter of Agreement between Giga-tronics Incorporated and ASCOR, Inc., dated May 20, 1996, as previously filed on May 30, 1996, as Exhibit 2.2 to Form 10-K for the fiscal year ended March 30, 1996.

2.3* Agreement and Plan of Reorganization, dated as of June 6, 1997, by and among Giga-tronics Incorporated, GTV Acquisition Corp. and Viking Semiconductor Equipment, Inc.

3.1 Articles of Incorporation of Registrant, as amended, previously filed on May 6, 1983, as Exhibit 3.1 to Form S-1 registration, File No. 2-83581 (hereinafter "Form S-1"), and subsequently filed on July 3, 1991, as Exhibit 3.1 to Form 10-K for the fiscal year ended March 30, 1991, and incorporated herein by reference.

3.2*     By-laws of Registrant, as amended, previously filed on May 6, 1983, as
         Exhibit 3.2 to Form S-1, and subsequently filed on July 3, 1991, as
         Exhibit 3.2 to Form 10-K for the fiscal year ended March 30, 1991.

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

10.12 Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as an exhibit to Form 10-K for the fiscal year ended March 26, 1994.

11.0* Statement regarding Computation of Per Share Earnings. (See page 18 of this Annual Report on Form 10-K.)

13.0*    1997 Annual Report to Shareholders.

23.0* Report of Financial Statement Schedule and Consent of Independent Auditors. (See page 13 of this Annual Report on Form 10-K).

27.0*    Financial Data Schedule


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



                                                     YEAR ENDED
                                       ---------------------------------------
                                        3/29/97        3/30/96        3/25/95
                                       ---------      ---------      ---------
Weighted average number of
common shares outstanding:
  Common Stock outstanding             3,360,941      3,295,316      3,259,447
  Incremental Shares from Outstanding
  Options (Treasury Stock Method)         50,339         64,876            ---
                                       ---------      ---------      ---------
                                       3,411,280      3,360,192      3,259,447
                                       =========      =========      =========

Net earnings (loss)                   $1,644,000      $1,740,000     ($867,000)
                                       =========      =========      =========

Earnings (loss) per share of
   Common Stock                        $   0.48       $    0.52      ($   0.27)
                                       =========      =========      =========