Form 10-Q
period 1997-06-28
GIGA TRONICS INC
filed 1997-08-01
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 28, 1997, or
                                                  --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

        Commission File No.     0-12719
                            ----------------

        GIGA-TRONICS INCORPORATED
        ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         California                                     94-2656341
----------------------------------------       ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


4650 Norris Canyon Road, San Ramon, CA                               94583
----------------------------------------                       -----------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number:  (510) 328-4650
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  [X]    No  [ ]


Common stock outstanding as of June 28, 1997:  3,799,446
                                              -----------

                            GIGA-TRONICS INCORPORATED

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page No.
------------------------------                                              --------

         ITEM 1  Consolidated Financial Statements:

                 Consolidated Balance Sheets as of June 28, 1997
                 (unaudited) and March 29, 1997 (unaudited).....................   3

                 Consolidated Statements of Operations, three months
                 ended June 28, 1997 and June 29, 1996 (unaudited)..............   4

                 Consolidated Statements of Cash Flows, three months
                 ended June 28, 1997 and June 29, 1996 (unaudited)..............   5

                 Notes to Unaudited Consolidated Financial Statements...........   6

         ITEM 2  Management's Discussion and Analysis of
                 Operations and Financial Condition.............................   8


PART II - OTHER INFORMATION
---------------------------

         ITEM 1
         TO 5    Not Applicable

         ITEM 6  Exhibits and Reports on Form 8-K

                 (a)    Exhibits

                        (11)     Computation of Net Earnings and
                                 Common Share Equivalents.......................  11

                        (27)     Financial Data Schedule......................... 12

                 (b)    Reports on Form 8-K

                        Not Applicable


SIGNATURES......................................................................  10

                            GIGA-TRONICS INCORPORATED                     PAGE 3
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                      ASSETS
                                      ------
                                                                   June 28, 1997      March 29, 1997
                                                                   -------------      --------------
Current Assets:
Cash and cash equivalents                                             $  7,213           $  6,796
Investments                                                              6,977              7,010
Trade accounts receivable, net                                           3,965              3,794
Inventories, net                                                         6,932              6,461
Prepaid expenses                                                           417                422
Deferred income taxes                                                    1,737              1,729
                                                                      --------           --------
       Total current assets                                             27,241             26,212

Property and Equipment:
Machinery and equipment                                                  7,977              7,756
Office furniture and fixtures                                              673                672
Land                                                                       279                279
Building and leasehold improvements                                        744                744
                                                                      --------           --------
       Gross cost property and equipment                                 9,673              9,451
Less accumulated depreciation and amortization                          (6,929)            (6,701)
                                                                      --------           --------
       Net property and equipment                                        2,744              2,750
Patents and licenses                                                       903              1,030
Other assets                                                                76                107
                                                                      --------           --------

Total assets                                                          $ 30,964           $ 30,099
                                                                      ========           ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Current Liabilities:
Accounts payable                                                      $  2,511           $  2,325
Accrued commissions                                                        411                305
Other current liabilities                                                  790                813
Accrued payroll and benefits                                               972                791
Accrued warranty                                                           683                670
Customer advances                                                          391                540
Income taxes payable                                                       105                  0
Notes payable                                                               75                 76
                                                                      --------           --------
       Total current liabilities                                         5,938              5,520

Long term debt                                                             890                909
Obligation under capital lease                                              48                 57
Deferred income taxes                                                      121                121
                                                                      --------           --------
Total liabilities                                                        6,997              6,607

Shareholders' Equity:
Preferred stock of no par value;
       Authorized 1,000,000 shares; no shares outstanding
       at June 28, 1997 and March 29, 1997                                --                 --
Common stock of no par value;
       Authorized 40,000,000 shares; 3,799,446 shares at
       June 28, 1997 and 3,799,196 shares at March 29, 1997
       issued and outstanding                                           11,064             11,064
Unrealized gain (loss) on investments                                       (3)                11
Retained earnings                                                       12,906             12,417
                                                                      --------           --------
Total shareholders' equity                                              23,967             23,492
                                                                      --------           --------
Total liabilities and shareholders' equity                            $ 30,964           $ 30,099
                                                                      ========           ========


      See accompanying notes to unaudited consolidated financial statements

                                                                         PAGE 4
                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                Three Months Ended
                                             --------------------------
                                             June 28,          June 29,
                                               1997              1996
                                             --------          --------


Net Sales                                    $ 7,910           $ 8,580

Cost of sales                                  4,264             5,366
                                             -------           -------

     Gross profit                              3,646             3,214

Product development                              946               968
Selling, general and administrative            2,010             1,818
                                             -------           -------

     Operating expenses                        2,956             2,786

     Net operating income                        690               428

Other income (expense)                            13                21
Amortization of intangibles                     (127)             (140)
Interest income, net                             122               105
                                             -------           -------

     Earnings before income taxes                698               414
Provision for income taxes                       209               102
                                             -------           -------

Net earnings                                 $   489           $   312
                                             =======           =======

Earnings per share of common stock           $  0.13           $  0.08
                                             =======           =======

Weighted average common and common
     equivalent shares outstanding             3,807             3,828
                                             =======           =======


     See accompanying notes to unaudited consolidated financial statements.

                                                                          PAGE 5
                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 Three Months Ended
                                                             --------------------------
                                                             June 28,          June 29,
                                                               1997              1996
                                                             --------          --------

Cash flows provided from operations:
Net earnings as reported                                     $   489           $   312
Adjustments to reconcile net earnings to
        net cash provided from operations:

        Depreciation and amortization                            360               418
        Gain on sale of fixed assets                              (3)              (14)
        Deferred income taxes, net                                (8)               29
        Changes in operating assets and liabilities             (228)              806
                                                             -------           -------

        Net cash provided by operations                          610             1,551

Cash flows provided by investing activities:
Investment maturities (purchases), net                            19               (28)
Additions to property and equipment, net                        (224)              (61)
Other assets                                                      31                 2
                                                             -------           -------

        Net cash used in investing activities                   (174)              (87)

Cash flows from financing activities:
Issuance of common stock                                        --                 206
Payments on notes payable                                        (20)              (18)
Issuance of other obligations                                      1                64
                                                             -------           -------

        Net cash provided by financing activities                (19)              252
                                                             -------           -------

Increase in cash and cash equivalents                            417             1,716

Beginning cash and cash equivalents                            6,796             5,923
                                                             -------           -------

Ending cash and cash equivalents                             $ 7,213           $ 7,639
                                                             =======           =======


Supplementary disclosure of cash flow information:

    (1) Cash paid for interest in the three month period ending June 28, 1997 was $33,000.

    (2) Cash paid for income taxes in the three month period ending June 28, 1997, was $122,000.


     See accompanying notes to unaudited consolidated financial statements.

                                                                          PAGE 6
                            GIGA-TRONICS INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)     Basis of Presentation

        The financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 29, 1997.

(2)     Business Combination

        Effective June 27, 1997 Giga-tronics completed a merger with Viking Semiconductor Equipment, Inc. (Viking), hereafter collectively referred to as the Company, by issuing approximately 420,000 shares of the Company's common stock in exchange for all of the common stock of Viking. The merger has been accounted for using the pooling-of-interest method of accounting and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Viking. The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

(In thousands)           Three months ended    Three months ended
                            June 28, 1997        June 29, 1996
                         ------------------    ------------------
Net Sales
         Viking                $ 1,313              $   787
         Giga-tronics            6,597                7,793
                               -------              -------
         Combined              $ 7,910              $ 8,580
                               =======              =======
Net Income
         Viking                $   141              $  (193)
         Giga-tronics              348                  505
                               -------              -------
         Combined              $   489              $   312
                               =======              =======


        Prior to the combination, Viking's fiscal year ended May 31. In recording the pooling-of-interest combination, Viking's financial statements for the twelve months ended March 31, 1997 were combined with Giga-tronic's financial statements for the same period and Viking's financial statements for the year ended May 31, 1996 were combined with Giga-tronic's financial statements for the year ended March 30, 1996. An adjustment has been made to shareholders' equity for fiscal 1997 to eliminate the effect of including Viking's results of operations for the two month period ended May 31, 1996, in both the years ended March 31, 1997 and 1996.

                            GIGA-TRONICS INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


        Viking manufactures and markets a line of optical inspection equipment used to manufacture and test semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment.


(3)     Recent Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS No. 128). SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to earnings per share as presented in the accompanying consolidated financial statements. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 27, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

(4)     Inventories

        Inventories consist of the following (in thousands):

                              June 28, 1997   March 29, 1997
                              -------------   --------------

         Raw materials            $2,550          $2,531
         Work-in-process           2,936           2,522
         Finished goods            1,446           1,408
                                  ------          ------
                                  $6,932          $6,461
                                  ======          ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION


THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Forward-looking information provided by Giga-tronics pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

Net sales for the three month period ended June 28, 1997 decreased 7.8% ($670,000) compared to the same period last year principally due to declining signal generator (SG) sales volume. The change resulted from a decrease of approximate $2.0 million in the SG product line and $.5 million in the switching modules product line, which were partially offset by an increase of approximately $1.3 million in power measurement products (PM) and $.5 million in the semiconductor equipment related products. The decline in SG sales is attributable to maturing of the product line, delays in new product releases and continued constraints on military budgets. The change in switching modules reflects normal fluctuations between periods due to timing of large orders. The increase in the PM products is due to new product releases and growth in the commercial wireless telecommunications market. The growth in semiconductor products reflects increased manufacturing throughput.

Gross profit for the three month period increased by 13.4% ($432,000) despite the lower sales volume due principally to lower manufacturing labor costs. The total numbers of employees declined 10% over the prior year to 203 people. Gross margin as a percent of sales increased to 46.1% for the first quarter of fiscal 1998 compared to 37.5% for the first quarter of fiscal 1997.

Operating expenses increased to 37.4% of sales in the first quarter of fiscal year 1998 compared to 32.5% in the first quarter of fiscal 1997. Actual spending increased 6.1% ($170,000) principally due to higher advertising expenses and sales and administrative salaries related to the semiconductor product line.

Interest income increased $17,000 over the prior year due to higher cash available for investment as a result of positive earnings.

Earnings before income taxes for the three month period increased 68.6% ($284,000) compared to the same period last year. The change was primarily due to improved gross margins partially offset by higher operating expenses.

Orders for the three month period were 7.4% lower ($597,000) than the same period last year. Orders were lower for switching modules and semiconductor products caused by normal fluctuations between periods for large orders. Backlog at June 1997 was $7,162,000 compared to $7,593,000 at the March year end.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $21,303,000 and a ratio of current assets to current liabilities of 4.6 at June 28, 1997. The Company continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations for the three month period ended June 28, 1997 was $610,000.

During the three month period, the Company spent $224,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

Management believes that cash reserves and investments remain adequate to meet anticipated operating needs. In the near term, cash will be used to liquidate the debt of the acquired Viking Semiconductor Equipment subsidiary. It is also the Company's intention to increase research and development expenditures for the purpose of broadening its product base. From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company's operating expenses and require the additional use of capital resources.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           GIGA-TRONICS INCORPORATED
                                                  (Registrant)






Date: 8/1/97                                /s/  George H. Bruns, Jr.
                                            ------------------------------------
                                            George H. Bruns, Jr.
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)



Date: 8/1/97                                /s/ Nyla R. Kientzler
                                            ------------------------------------
                                            Nyla R. Kientzler
                                            Controller
                                            (Principal Accounting Officer)



Date: 8/1/97                                /s/  George H. Bruns, Jr.
                                            ------------------------------------
                                            George H. Bruns, Jr.
                                            Acting Vice President, Finance and
                                            Chief Financial Officer