Form 10-Q
period 1997-09-27
GIGA TRONICS INC
filed 1997-11-12
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 27, 1997, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to
        __________

        Commission File No.     0-12719
                            ---------------

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


                             Yes  [X]    No  [ ]


Common stock outstanding as of September 27, 1997:     3,802,896
                                                     ------------

                            GIGA-TRONICS INCORPORATED

                                      INDEX


PART I - FINANCIAL INFORMATION                                                       Page No.
------------------------------                                                       --------

        ITEM 1    Consolidated Financial Statements:

                  Consolidated Balance Sheets as of September 27, 1997
                  (unaudited) and March 29, 1997  ..........................................3

                  Consolidated Statements of Operations, three months and six months ended September 27, 1997 and September 28, 1996 (unaudited)...............4

                  Consolidated Statements of Cash Flows, six months
                  ended September 27, 1997 and September 28, 1996 (unaudited)...............5

                  Notes to Unaudited Consolidated Financial Statements......................6

        ITEM 2    Management's Discussion and Analysis of
                  Operations and Financial Condition........................................9


PART II - OTHER INFORMATION

        ITEM 1
          TO 3    Not applicable

        ITEM 4    Submission of Matters to a Vote of Security Holders......................12

        ITEM 5    Not Applicable

        ITEM 6    Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                        (11)   Computation of Net Earnings and
                               Common Share Equivalents....................................15

                        (27)   Financial Data Schedule.....................................16

                  (b)   Reports on Form 8-K

                        Not applicable

SIGNATURES.................................................................................14

                            GIGA-TRONICS INCORPORATED                     PAGE 3
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                     ASSETS
                                     ------

                                                                            September 27, 1997   March 29, 1997
                                                                            ------------------   --------------
Current Assets:
Cash and cash equivalents                                                             $  3,360         $  6,796
Investments                                                                              8,386            7,010
Trade accounts receivable, net                                                           5,016            3,794
Inventories, net                                                                         7,254            6,461
Prepaid expenses                                                                           497              422
Deferred income taxes                                                                    1,966            1,729
                                                                                      --------         --------
      Total current assets                                                              26,479           26,212

Property and Equipment:
Machinery and equipment                                                                  8,142            7,756
Office furniture and fixtures                                                              676              672
Land                                                                                       279              279
Building and leasehold improvements                                                        744              744
                                                                                      --------         --------
      Gross cost property and equipment                                                  9,841            9,451
Less accumulated depreciation and amortization                                          (7,150)          (6,701)
                                                                                      --------         --------
      Net property and equipment                                                         2,691            2,750
Patents and licenses                                                                       800            1,030
Other assets                                                                                59              107
                                                                                      --------         --------

Total assets                                                                          $ 30,029         $ 30,099
                                                                                      ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Line of credit                                                                        $   --           $    189
Notes payable                                                                             --                 76
Accounts payable                                                                         2,303            2,136
Accrued commissions                                                                        326              305
Other current liabilities                                                                  779              813
Accrued payroll and benefits                                                               895              791
Accrued warranty                                                                           695              670
Customer advances                                                                          379              540
                                                                                      --------         --------
      Total current liabilities                                                          5,377            5,520

Long term debt                                                                            --                909
Obligation under capital lease                                                              36               57
Deferred income taxes                                                                      120              121
                                                                                      --------         --------
Total liabilities                                                                        5,533            6,607

Shareholders' Equity:
Preferred stock of no par value;
      Authorized 1,000,000 shares; no shares outstanding
      at September 27, 1997 and March 29, 1997                                            --               --
Common stock of no par value;
      Authorized 40,000,000 shares; 3,802,896 shares at September 27, 1997 and
      3,799,196 shares at March 29, 1997
       issued and outstanding                                                           11,090           11,064
Unrealized gain (loss) on investments                                                      (10)              11
Retained earnings                                                                       13,416           12,417
                                                                                      --------         --------
Total shareholders' equity                                                              24,496           23,492
                                                                                      --------         --------
Total liabilities and shareholders' equity                                            $ 30,029         $ 30,099
                                                                                      ========         ========


      See accompanying notes to unaudited consolidated financial statements

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                               Three Months Ended                 Six Months Ended
                                           -------------------------         -------------------------
                                           Sept. 27,        Sept. 28,        Sept. 27,        Sept. 28,
                                               1997             1996             1997             1996


Net sales                                  $  8,212         $  7,558         $ 16,122         $ 16,138

Cost of sales                                 4,633            4,807            8,897           10,173
                                           --------         --------         --------         --------

    Gross profit                              3,579            2,751            7,225            5,965

Product development                             964              806            1,910            1,774
Selling, general and administrative           1,884            1,496            3,894            3,314
                                           --------         --------         --------         --------

    Operating expenses                        2,848            2,302            5,804            5,088
                                           --------         --------         --------         --------

Net operating income                            731              449            1,421              877

Other income (expense)                            3               (3)              16               18
Amortization of intangibles                    (103)            (139)            (230)            (279)
Interest income, net                             98              146              220              251
                                           --------         --------         --------         --------

Earnings before income taxes                    729              453            1,427              867
Provision for income taxes                      219              114              428              216
                                           --------         --------         --------         --------

Net earnings                               $    510         $    339         $    999         $    651
                                           ========         ========         ========         ========

Earnings per share of common stock         $   0.13         $   0.09         $   0.26         $   0.17
                                           ========         ========         ========         ========

Weighted average common and common
    equivalent shares outstanding             3,825            3,840            3,817            3,838
                                           ========         ========         ========         ========


     See accompanying notes to unaudited consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                               Six Months Ended
                                                          -------------------------
                                                          Sept. 27,        Sept. 28,
                                                              1997             1996
                                                          --------         --------

Cash flows provided from operations:
Net earnings as reported                                  $    999         $    651
Adjustments to reconcile net earnings to
       net cash provided from operations:
       Depreciation and amortization                           687              799
       Gain on sale of fixed assets                             (3)              (9)
       Deferred income taxes, net                             (238)              39
       Changes in operating assets and liabilities          (1,968)           1,041
                                                          --------         --------

       Net cash provided by (used in) operations              (523)           2,521

Cash flows provided by investing activities:
Investment maturities (purchases), net                      (1,397)          (4,189)
Additions to property and equipment, net                      (395)            (615)
Other assets                                                    48               48
                                                          --------         --------

       Net cash used in investing activities                (1,744)          (4,756)

Cash flows from financing activities:
Issuance of common stock                                        26              329
Payment on line of credit                                     (189)             (55)
Payment on notes payable and long term debt                   (985)            (415)
Payment on capital lease                                       (21)            --
                                                          --------         --------

       Net cash provided by financing activities            (1,169)            (141)
                                                          --------         --------

Increase in cash and cash equivalents                       (3,436)          (2,376)

Beginning cash and cash equivalents                          6,796            5,923
                                                          --------         --------

Ending cash and cash equivalents                          $  3,360         $  3,547
                                                          ========         ========

Supplementary disclosure of cash flow information:

    (1) Cash paid for interest in the six month period ending September 27, 1997 was $43,000.

    (2) Cash paid for income taxes in the six month period ending September 27, 1997 was $673,000.

    (3) Non-cash investing and financing activities:

        The Company incurred an unrealized loss of $21,000 (after tax effect) on investments held available for sale during the six month period ending September 27, 1997. The Company incurred an unrealized gain of $58,000 (after tax effect) during the six-month period ended September 28, 1996.

        The Company purchased $62,000 of equipment under capital lease obligation in the six months ended September 28, 1996.

     See accompanying notes to unaudited consolidated financial statements.

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

        Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the year.

(2)     Business Combinations

        Effective June 27, 1997, Giga-tronics completed a merger with Viking Semiconductor Equipment, Inc. (Viking) by issuing approximately 420,000 shares of the Company's common stock in exchange for all of the common stock of Viking. The merger has been accounted for using the pooling-of-interest method of accounting and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Viking. The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


                                Three months ended           Three months ended
        (In thousands)               June 28, 1997                June 29, 1996
                                     -------------                -------------

        Net Sales

           Viking                          $ 1,313                     $    787
           Giga-tronics                      6,597                        7,793
                                           -------                      -------
           Combined                        $ 7,910                      $ 8,580
                                           =======                      =======

        Net Income

           Viking                         $    141                    $    (193)
           Giga-tronics                        348                          505
                                         ---------                   ----------
           Combined                       $    489                    $     312
                                          ========                    =========

        Prior to the combination, Viking's fiscal year ended May 31. In recording the pooling-of-interest combination, Viking's financial statements for the twelve months ended March 31, 1997 were combined with Giga-tronic's financial statements for the same period, and Viking's financial statements for the year ended May 31, 1996 were combined with Giga-tronic's financial statements for the year ended March 30, 1996. An adjustment has been made to shareholders' equity for fiscal 1997 to eliminate the effect of including Viking's results of operations for the two month period ended May 31, 1996, in both the years ended March 31, 1997 and 1996.

        Viking manufactures and markets a line of optical inspection equipment used to manufacture and test semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment.

        On October 29, the Company reached an agreement in principle to acquire Ultracision, Inc., a private company located in Santa Clara, California. Ultracision is a manufacturer of automation equipment for the test and inspection of silicon wafers. Ultracision additionally produces a line of probers for the testing and inspection of silicon devices. Ultracision will be the second acquisition of a company that conducts operations in the semiconductor industry.

        The Company intends to exchange 517,000 shares of Giga-tronics common stock for all of the presently outstanding shares of Ultracision. The transaction is intended to be accounted for using the "pooling of interests" method of accounting. The merger is expected to be effective in the third quarter and is subject to completion of due diligence and the approval of the transaction by the Ultracision shareholders.

 (3)    Recent Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS No. 128). SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to earnings per share as presented in the accompanying consolidated financial statements. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 27, 1997, and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

(4)     Inventories

        Inventories consist of the following (in thousands):

                                       Sept. 27, 1997        March 29, 1997
                                       --------------        --------------

        Raw materials                       $   2,905            $    2,531
        Work-in-process                         3,171                 2,522
        Finished goods                          1,178                 1,408
                                            ---------            ----------
                                            $   7,254             $   6,461
                                            =========             =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION


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

GENERAL

The Company designs, manufactures and markets microwave and radio frequency signal generation and power measurement instruments, switching devices, and semiconductor inspection equipment. These products are used in the development, test and maintenance of wireless communications products and systems, electronic defense systems, automatic testing systems (ATE) and semiconductor devices.

The Company intends to broaden its product lines and expand its markets, both by internal development of new products and through the acquisition of other business entities. In that regard, on October 29, the Company reached an agreement in principle to acquire Ultracision, Inc., a private company located in Santa Clara, California. Ultracision is a manufacturer of automation equipment used in the test and inspection of silicon wafers. Ultracision additionally produces a line of probers for the testing and inspection of silicon devices. Ultracision will be the second acquisition related to the semiconductor industry.

Ultracision reported sales of approximately $5,653,000 (unaudited) for its last fiscal year ended March 1997. The Company intends to exchange 517,000 shares of Giga-tronics common stock for all of the presently outstanding shares of Ultracision. The transaction is intended to be accounted for using the "pooling of interests" method of accounting. The merger is expected to be effective in the third quarter and is subject to completion of due diligence and the approval of the transaction by the Ultracision shareholders.

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

Net sales for the three month and six month periods ended September 27, 1997 increased 8.7% ($654,000) and decreased .1% ($16,000), respectively, compared with the same periods last year. The sales increase in the quarter was principally due to an increase of $1.0 million in semiconductor products and $1.4 million in power measurement products (PM), which were partially offset by declining signal generator (SG) and switching module sales. The decline for the six month period resulted from a decrease of approximate $3.3 million in the SG product line and $.7 million in the switching modules product line, which were partially offset by an increase of approximately $2.6 million in PM and $1.6 million in the semiconductor equipment related products. The decline in SG sales is attributable to maturing of the product line, delays in new product releases and constraints on military budgets. The change in the switching modules reflects normal fluctuations in periods due to timing of large orders. The increase in PM products is due to new product releases and growth in the commercial wireless telecommunications market. The growth in the semiconductor products reflects increased manufacturing throughput and the introduction of new products.

Gross profit for the three month and six month periods increased by 30.1% ($828,000) and 21.1% ($1,260,000), respectively. Gross margin as a percent of sales for the six months increased to 44.8% compared to 37.0% for the prior year. The increase in profit is attributable to lower manufacturing labor costs, lower depreciation, and lower controllable manufacturing expenses. The prior year also included a heavily discounted sale of signal generators.

Operating expenses for the three month and six month periods increased 23.7% ($546,000) and 14.1% ($716,000), respectively, compared with the prior year. Operating expenses as a percent of sales for the six months increased to 8.8% compared to 5.4% for the prior year. The increase is principally due to higher advertising expenses, sales and administrative salaries, and commission expenses related to the semiconductor and switching module product lines. The Company also increased research and development costs in an effort to develop new products.

Interest income for the three month and six month periods declined over the prior year due to lower cash available for investment. The cash decline resulted from extinguishing the debt of Viking Semiconductor and increased funding required for inventory and accounts receivable balances.

Earnings before income taxes for the three month and six month periods increased 60.9% ($276,000) and 64.6% ($560,000), respectively, compared to the same period last year. The change was primarily due to improved gross margins, partially offset by higher operating expenses.

Orders for the current quarter were slightly lower (1.4%) than the comparable period last year. Orders for the six month period were 4.4% ($712,000) lower than the prior year. Orders were lower for switching modules and semiconductor products, caused by normal fluctuations between periods for large orders. Backlog at September 1997 was $6,797,000 compared to $7,593,000 at the March year end.

The Company anticipates the level of sales in the third quarter to approximate the level of sales in each of the first two quarters. When compared to the prior year, the Company expects third quarter sales to be lower due to the high volume of shipments in the third quarter of the prior year. The Company anticipates earnings for the third quarter to also be lower as compared to the prior year. However, earnings for the nine months are expected to compare favorably to the corresponding nine month period of the prior year.

FINANCIAL CONDITION

The company maintains a strong financial position, with working capital of $21,102,000 and a ratio of current assets to current liabilities of 4.9 at September 27, 1997. In the most recent quarter, cash was used to liquidate the debt of the acquired Viking Semiconductor Equipment subsidiary. The Company continues to fund all of its working capital needs from cash provided by operations. Cash used from operations for the six months ended September 27, 1997 was $523,000 due to the increase in inventory and accounts receivable related to the growth of the semiconductor product line.

During the six month period, the Company spent $395,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

As part of its business strategy, the Company intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. The Company has recently acquired Viking Semiconductor Equipment and entered into an agreement in principle to acquire Ultracision, Inc. The Company is subject to various risks in connection with these and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. The Company currently contemplates that future acquisitions may be made on a pooling basis and may therefore involve the issuance of additional shares of the Company's Common Stock. Any such issuances may result in dilution to all shareholders of the Company and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company's Common Stock.

PART II, Item 4


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(A)  Annual Meeting of Stockholders was held on August 5, 1997.

     (1)  The vote for the nominated Directors was as follows:

          Nominee                           In Favor              Withheld
          -------                           --------              --------

          George H. Bruns, Jr.             2,961,728               189,768
          James A. Cole                    2,960,828               190,668
          Edward D. Sherman                2,957,828               193,668
          Robert C. Wilson                 2,951,028               200,468

     (2)  (a)  Other matters voted upon at the meeting were as follows:

               Ratification of the selection of KPMG Peat Marwick LLP as independent public accountants for fiscal year 1998 was approved as follows:

                                             No. of Votes            % of Votes
                                              on Proposal               Cast
                                             ------------            ----------

               For                              3,148,096                99.89%
               Against                              2,700                 0.09%
               Abstain                                700                 0.02%
                              -------------------------------------------------
                              Quorum            3,151,496                100.0%

               Non-voted Shares   =   227,953

               Outstanding shares on Record Date  =  3,379,449

          (b) Ratification of the Employee Stock Purchase Plan was approved as follows:

                                             No. of Votes            % of Votes
                                              on Proposal               Cast
                                             ------------            ----------

               For                              2,316,938                90.61%
               Against                            110,230                 4.31%
               Abstain                            129,982                 5.08%
                              -------------------------------------------------
                              Quorum            2,557,150                100.0%

               Non-voted Shares   =   822,299

               Outstanding shares on Record Date  =  3,379,449

          (c) Ratification of the amendment to the Stock Option Plan to increase the number of authorized shares from 400,000 to 700,000 and make the other changes described in the Proxy Statement was approved as follows:

                                             No. of Votes            % of Votes
                                              on Proposal               Cast
                                             ------------            ----------

               For                              1,935,328                78.15%
               Against                            409,912                16.55%
               Abstain                            131,167                 5.30%
                              -------------------------------------------------
                              Quorum            2,476,407                100.0%

               Non-voted Shares   =   903,042

               Outstanding shares on Record Date  =  3,379,449

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         GIGA-TRONICS INCORPORATED
                                                (Registrant)






Date:    11/10/97                        /s/  George H. Bruns, Jr.
                                         ---------------------------------------
                                         George H. Bruns, Jr.
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)







Date:    11/10/97                        /s/  Mark H. Cosmez II
                                         ---------------------------------------
                                         Mark H. Cosmez II
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)