Form 10-Q
period 1997-12-27
GIGA TRONICS INC
filed 1998-02-10
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 27, 1997, or
                                                   -----------------

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the transition period from
                                                                      ----------
        to
          ----------

        Commission File No.     0-12719
                            --------------

               GIGA-TRONICS INCORPORATED
        -----------------------------------------------------------------------
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


                             Yes    X              No
                                --------             --------


Common stock outstanding as of December 27, 1997:                4,320,338
                                                              ------------

                            GIGA-TRONICS INCORPORATED

                                      INDEX


PART I - FINANCIAL INFORMATION                                                          Page No.
------------------------------                                                          --------

      ITEM 1     Consolidated Financial Statements:

                 Consolidated Balance Sheets as of December 27, 1997
                 (unaudited) and March 29, 1997 ...............................................3

                 Consolidated Statements of Operations, three months and nine months ended December 27, 1997 and December 28, 1996 (unaudited).....................4

                 Consolidated Statements of Cash Flows, nine months
                 ended December 27, 1997 and December 28, 1996 (unaudited).....................5

                 Notes to Unaudited Consolidated Financial Statements..........................6

      ITEM 2     Management's Discussion and Analysis of
                 Operations and Financial Condition............................................9


PART II - OTHER INFORMATION

      ITEM 1
         TO 5    Not applicable

      ITEM 6     Exhibits and Reports on Form 8-K
                 (a)  Exhibits
                      (11)   Computation of Net Earnings Per Share and
                             Common Share Equivalents.........................................13

                      (27)   Financial Data Schedule..........................................14

                 (b)  Reports on Form 8-K

                      A report on Form 8-K dated December 2, 1997 was filed on December 16, 1997. It consisted of a merger agreement and press release announcing the completion of the merger with Ultracision, Inc.


SIGNATURES....................................................................................12

                            GIGA-TRONICS INCORPORATED                     PAGE 3
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                     ASSETS
                                     ------

                                                                 Dec. 27, 1997     March 29, 1997
                                                                 --------------    --------------
Current Assets:
Cash and cash equivalents                                        $        2,833    $        6,999
Investments                                                               7,980             7,210
Notes receivable                                                            750               ---
Trade accounts receivable, net of allowance of
      $291 and $324, respectively                                         6,700             4,556
Inventories, net                                                          8,198             8,260
Prepaid expenses                                                            536               422
Deferred income taxes                                                     2,441             2,035
                                                                 --------------    --------------

      Total current assets                                               29,438            29,482


Property and Equipment:
Machinery and equipment                                                   8,759             8,182
Office furniture and fixtures                                               689               683
Land                                                                        282               279
Building and leasehold improvements                                         768               745
                                                                 --------------    --------------
      Gross cost property and equipment                                  10,498             9,889
Less accumulated depreciation and amortization                           (7,668)           (6,953)
                                                                 --------------    --------------
      Net property and equipment                                          2,830             2,936
Patents and licenses                                                        698             1,030
Other assets                                                                 74               116
                                                                 --------------    --------------

Total assets                                                     $       33,040    $       33,564
                                                                 ==============    ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Line of credit                                                        $     ---    $          189
Notes payable                                                               ---                76
Accounts payable                                                          2,405             2,417
Accrued payroll and benefits                                              1,113               791
Customer advances                                                           583             1,081
Other current liabilities                                                 2,192             2,237
                                                                 --------------    --------------
      Total current liabilities                                           6,293             6,791

Long term debt                                                              ---               909
Obligation under capital lease and other long term                           66                90
Deferred income taxes                                                       120               121
                                                                 --------------    --------------
Total liabilities                                                         6,479             7,911
Shareholders' Equity:
Preferred stock of no par value;
      Authorized 1,000,000 shares; no shares outstanding
      at December 27, 1997 and March 29, 1997                               ---               ---
Common stock of no par value;
      Authorized 40,000,000 shares; 4,320,338 shares at
      December 27, 1997 and 4,316,188 shares at
      March 29, 1997 issued and outstanding                              11,490            11,463
Unrealized gain (loss) on investments                                       (16)               11
Retained earnings                                                        15,087            14,179
                                                                 --------------    --------------
Total shareholders' equity                                               26,561            25,653
                                                                 --------------    --------------
Total liabilities and shareholders' equity                       $       33,040    $       33,564
                                                                 ==============    ==============

      See accompanying notes to unaudited consolidated financial statements

                                                                          PAGE 4
                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                  Three Months Ended                  Nine Months Ended
                                            -----------------------------      -----------------------------
                                              Dec. 27,         Dec. 28,          Dec. 27,         Dec. 28,
                                                1997             1996              1997             1996
                                            ------------     ------------      ------------     ------------

Net sales                                   $      9,514     $     10,685      $     28,169     $     29,949

Cost of sales                                      5,598            6,646            15,734           18,301
                                            ------------     ------------      ------------     ------------

    Gross profit                                   3,916            4,039            12,435           11,648

Product development                                1,792            1,004             4,396            3,154
Selling, general and administrative                2,019            1,976             6,757            5,865
Amortization of intangibles                          102              141               332              420
                                            ------------     ------------      ------------     ------------
    Operating expenses                             3,913            3,121            11,485            9,439
                                            ------------     ------------      ------------     ------------
Net operating income                                   3              918               950            2,209
Other income (expense)                                 7              (21)               32               (3)
Interest income, net                                  97              147               319              402
                                            ------------     ------------      ------------     ------------

Earnings before income taxes                         107            1,044             1,301            2,608
Provision for income taxes                            35              271               393              697
                                            ------------     ------------      ------------     ------------
    Net earnings                            $         72     $        773      $        908     $      1,911
                                            ============     ============      ============     ============
Earnings per common share - basic           $       0.02     $       0.18      $       0.21     $       0.44
                                            ============     ============      ============     ============
Earnings per common share - diluted         $       0.02     $       0.18      $       0.21     $       0.44
                                            ============     ============      ============     ============
Weighted average common
    shares outstanding                             4,320            4,306             4,318            4,298
                                            ============     ============      ============     ============
Weighted average diluted
    common shares outstanding                      4,413            4,386             4,377            4,376
                                            ============     ============      ============     ============



     See accompanying notes to unaudited consolidated financial statements.

                            GIGA-TRONICS INCORPORATED                     PAGE 5
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                             Nine Months Ended
                                                                         ------------   ------------
                                                                            Dec. 27,       Dec. 28,
                                                                              1997           1996
                                                                         ------------   ------------
Cash flows provided from operations:
Net earnings as reported                                                 $        908   $      1,911
Adjustments to reconcile net earnings to net cash from operations:
    Depreciation and amortization                                               1,062          1,173
    Gain on sale of fixed assets                                                   (3)            23
    Adjustment to conform year end of subsidiary (note 3)                         ---            254
    Deferred income taxes, net                                                   (407)           (58)
    Changes in operating assets and liabilities                                (3,173)           (95)
                                                                         ------------   ------------

    Net cash provided by (used in) operations                                  (1,613)         3,208

Cash flows from investing activities:
Investment maturities (purchases), net                                           (797)        (4,883)
Additions to property and equipment, net                                         (621)          (924)
Other assets                                                                       42             69
                                                                         ------------   ------------

    Net cash used in investing activities                                      (1,376)        (5,738)

Cash flows from financing activities:
Issuance of common stock                                                           27            357
Payment on line of credit                                                        (189)          (255)
Payment on notes payable and long term debt                                      (985)          (436)
Payment on capital lease and other long term                                      (30)           (41)
                                                                         ------------   ------------

    Net cash used in financing activities                                      (1,177)          (375)
                                                                         ------------   ------------

Increase in cash and cash equivalents                                          (4,166)        (2,905)

Beginning cash and cash equivalents                                             6,999          6,441
                                                                         ------------   ------------

Ending cash and cash equivalents                                         $      2,833   $      3,536
                                                                         ============   ============

Supplementary disclosure of cash flow information:

     (1) Cash paid for interest in the nine month period ended December 27, 1997 was $46,000.

     (2) Cash paid for income taxes in the nine month period ended December 27, 1997 was $741,000.

     (3) Non-cash investing and financing activities: The Company incurred an unrealized loss of $27,000 (after tax effect) on investments held available for sale during the nine month period ending December 27, 1997. The Company incurred an unrealized gain of $77,000 (after tax effect) during the nine month period ended December 28, 1996.

          The Company made no purchases of equipment under capital lease obligations in the nine months ended December 27, 1997. The Company purchased $62,000 of equipment under capital lease obligation in the nine months ended December 28, 1996.


     See accompanying notes to unaudited consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                            -------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


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

        Basic earnings (loss) per share is based on the weighted average number of shares of common stock outstanding during the period.

        Diluted earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the year.

(2)     Change in Accounting Principle

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS No. 128). SFAS No. 128 establishes a different method of computing net income per share than required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company is required to present both basic net income per share and diluted net income per share. The Company adopted SFAS No. 128 in its fiscal quarter ended December 27, 1997, and all historical net income per share data presented is restated to conform to the provisions of SFAS No. 128.

(3)     Business Combinations

        (a) Effective June 27, 1997, Giga-tronics completed a merger with Viking Semiconductor Equipment, Inc. (Viking) by issuing approximately 420,000 shares of the Company's common stock in exchange for all of the common stock of Viking. The merger has been accounted for using the pooling-of-interest method of accounting and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Viking. The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are summarized in the table below.

                Prior to the combination, Viking's fiscal year ended May 31. In recording the pooling-of-interest combination, Viking's financial statements for the twelve months ended March 31, 1997 were combined with Giga-tronics' financial statements for the same period, and Viking's financial statements for the year ended May 31, 1996 were combined with Giga-tronics' financial statements for the year ended March 30, 1996. An adjustment has been made to retained earnings for fiscal 1997 to eliminate the effect of including Viking's results of operations for the two month period ended May 31, 1996, in both the years ended March 31, 1997 and 1996.

                Viking manufactures and markets a line of optical inspection equipment used to manufacture and test semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment.

        (b) Effective December 2, 1997, Giga-tronics completed a merger with Ultracision, Inc. (Ultracision) by issuing approximately 517,000 shares of the Company's common stock in exchange for all of the common stock of Ultracision. The merger has been accounted for using the pooling-of-interest method of accounting and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Ultracision. The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are summarized in the table below. Prior to the combination, Ultracision's fiscal year ended March 31.

                Ultracision is a manufacturer of automation equipment for the test and inspection of silicon wafers. Ultracision additionally produces a line of probers for the testing and inspection of silicon devices.

                Results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                      Nine months ended  Nine months ended
(In thousands)            Dec. 27, 1997      Dec. 28, 1996
                         --------------     --------------
Net Sales

   Viking                $        1,313     $        2,714
   Ultracision                    3,422              4,607
   Giga-tronics                  23,434             22,628
                         --------------     --------------
   Combined              $       28,169     $       29,949
                         ==============     ==============
Net Income

   Viking                $          141     $         (176)
   Ultracision                     (296)               641
   Giga-tronics                   1,063              1,446
                         --------------     --------------
   Combined              $          908     $        1,911
                         ==============     ==============

        (c) On December 24, 1997, the Company announced that it had reached an agreement in principle to acquire Microsource, Inc. of Santa Rosa. The Company will exchange shares and options totaling 750,000 shares for all of the outstanding shares and options of Microsource. The acquisition will be accounted for under the "purchase" method of accounting and is subject to approval by the shareholders of both companies. Microsource develops and manufactures a broad line of YIG tuned oscillators, filters, and microwave synthesizers.

(4)     Inventories

        Inventories consist of the following (in thousands):

                          Dec. 27, 1997  March 29, 1997
                         --------------  --------------

Raw materials            $        3,436  $        3,506

Work-in-process                   3,516           3,346

Finished goods                    1,246           1,408
                         --------------  --------------

                         $        8,198  $        8,260
                         ==============  ==============

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

GENERAL

The Company designs, manufactures, and markets microwave and radio frequency signal generation and power measurement instruments, and switching devices. These products are used in the development, test, and maintenance of wireless communications products and systems, electronic defense systems, and automatic testing systems (ATE). The Company also manufactures a line of inspection and handling devices used in the production of semiconductor devices.

The Company intends to broaden its products and expand its markets, both by internal development of new products and through the acquisition of other business entities. In that regard, the Company completed the acquisition of Viking Semiconductor Equipment, Inc. and Ultracision, Inc. during this fiscal year, thus broadening its product offerings into the semiconductor industry marketplace. In addition, the Company reached an agreement in principle to acquire Microsource, Inc., a private company located in Santa Rosa, California. Microsource is a manufacturer of a broad line of YIG tuned oscillators, filters, and microwave synthesizers.

Several new products were introduced in the nine months ended December 27, 1997. Viking Semiconductor Equipment, Inc. introduced the 2300 Series Ball Grid Array furnace loader and unloader, the 1046 Series Tape and Reel, and the 1063 Die Bonder, all of which are used in the semiconductor manufacturing process. Ultracision changed its basic software for all of its products to the Windows NT platform and Secs2/Gem protocol, thereby updating to the semiconductor industry standard for equipment interfaces. Ultracision also introduced the AutoBoxer, used in handling in the wafer manufacturing process.

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996

Net sales for the three month and nine month periods ended December 27, 1997 decreased 11% ($1,171,000) and decreased 6% ($1,780,000), respectively, compared with the same periods last year. The sales decrease in the quarter was principally due to declining signal generator (SG), radio frequency (RF), and switching module sales. Sales for semiconductor products remained essentially the same as the prior year for the quarter. The decline for the nine month period resulted from a decrease of approximately $3.6 million in the SG product line, $.9 million in the RF product line, and $.9 million in the switching modules product line. These were partially offset by an increase of approximately $2.6 million in power meter (PM) and $1.0 million in the semiconductor equipment related products. The decline in SG and RF sales is attributable to maturing of the product line, delays in new products releases, and constraints on military budgets.

The change in the switching modules reflects the slowdown in orders over the recent months due to the timing of large procurements. The increase in PM products is due to new product releases and growth in the commercial wireless telecommunications market. The growth in the semiconductor products reflects increased manufacturing throughput and the introduction of new products.

Gross profit for the three month period decreased by 3% ($123,000) due to higher costs associated with the roll out of new products in the semiconductor lines. Gross profit increased 7% ($787,000) for the nine month period. Gross margin as a percent of sales for the nine months increased to 44% compared to 39% for the prior year. The increase in profit is attributable to lower manufacturing labor costs, lower depreciation, and lower controllable manufacturing expenses. The prior year also included a heavily discounted sale of signal generators.

Operating expenses for the three month and nine month periods increased 25% ($792,000) and 22% ($2,046,000), respectively, compared with the prior year. Research and development expenses for the three month and nine month periods increased 78% ($788,000) and 39% ($1,242,000), respectively, compared with the prior year, in an effort to develop new products in each of its product lines. Sales and administrative expenses include acquisition related costs for the three and nine month periods of $227,000 and $678,000, respectively. In addition, sales and administrative expenses increased for the nine month period due to higher advertising expenses, sales and administrative salaries, and commission expenses related to the semiconductor and switching module product lines.

Interest income for the three month and nine month periods declined over the prior year due to lower cash available for investment. The cash decline resulted from extinguishing the debt of Viking Semiconductor and increased funding required for the new product development, acquisition costs, and higher notes and accounts receivable balances.

Earnings before income taxes for the three month and nine month periods decreased 90% ($937,000) and 50% ($1,307,000), respectively, compared to the same period last year. The change was primarily due to the substantial increase in expenditures for new product development, particularly in the recently acquired semiconductor lines, and the $678,000 of acquisition costs.

Orders for the current quarter were slightly lower (5%) than the comparable period last year. Orders for the nine month period were 5% ($1,483,000) lower than the prior year. Orders were lower for switching modules caused by a slowdown in the overall switching market and the timing of large procurements. Lower orders for semiconductor products were caused by normal fluctuations between periods for large orders and most recently the effect of the Asian economy on the semiconductor industry. Backlog at December 1997 was $7,817,000 compared to $10,213,000 at the March year end. The decline in backlog is a result of lower orders in the switching modules and semiconductor product lines.

The Company expects a continuing flatness in sales in the fourth quarter due to the maturing of some product lines. New product releases in these lines are not anticipated until early in fiscal year 1999. The Asian economy may also have some adverse effects on new orders and sales.

FINANCIAL CONDITION

The company maintains a strong financial position, with working capital of $23,145,000 and a ratio of current assets to current liabilities of 4.7 to 1.0 at December 27, 1997. The Company continues to fund all of its working capital needs from cash provided by operations. Cash used from operations for the nine months ended December 27, 1997 was $1,613,000 due to the increase in research and development spending, the acquisitions costs, the increase in accounts receivable, and the reduction in customer advances.

During the nine month period, the Company spent $621,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

As part of its business strategy, the Company intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. The Company has recently acquired Viking Semiconductor Equipment, Inc. and Ultracision, Inc. The Company also entered into an agreement in principle to acquire Microsource, Inc. The Company is subject to various risks in connection with these and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of the Company's Common Stock. Any such issuances may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company's Common Stock.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            GIGA-TRONICS INCORPORATED
                                                   (Registrant)






Date:        02/09/98                       /s/
        ----------------                    ------------------------------------
                                            George H. Bruns, Jr.
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)



Date:        02/09/98                       /s/
         ----------------                   ------------------------------------
                                            Mark H. Cosmez II
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)