Form 10-K
period 1998-05-31
GIGA TRONICS INC
filed 1998-06-26
CIK 719274

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 28, 1998, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

        Commission File No. 0-12719

                  GIGA-TRONICS INCORPORATED
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         California                                      94-2656341
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4650 Norris Canyon Road, San Ramon, CA                                  94583
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number: (925) 328-4650

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of June 23, 1998 was $15,252,815. For purposes of this determination only, directors and officers of the Registrant have been assumed to be affiliates. There were a total of 4,326,299 shares of the Registrant's Common Stock outstanding as of June 23, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents have been incorporated by reference into the parts indicated:

        PART OF FORM 10-K                  DOCUMENT

        PART II                            Registrant's ANNUAL REPORT TO
        Items 5, 6, 7 and 8                SHAREHOLDERS for the fiscal year
                                           ended March 28, 1998.


        PART III                           Registrant's PROXY STATEMENT for its
        Items 10, 11, 12 and 13            1998 annual meeting of shareholders
                                           to be filed no later than 120 days
                                           after the close of the fiscal year
                                           ended March 28, 1998.

                                     PART I

        The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed under "Certain Factors Which May Adversely Affect Future Operations Or An Investment In The Company" in
Item 1 below and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference on pages 14 through 16 of the Company's 1998 Annual Report to Stockholders.

ITEM 1. BUSINESS

General

        Giga-tronics designs, manufactures and markets through its Giga-tronics Instrument Division, a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. These products are used primarily in the design, production, repair and maintenance of commercial telecommunications, radar, and electronic warfare.

        Effective July 23, 1996, Giga-tronics acquired ASCOR, Inc.(ASCOR). ASCOR, located in Fremont, California, designs, manufactures, and markets a line of switching and connecting devices that link together many specific purpose instruments that comprise a portion of automatic test systems. ASCOR offers a family of switching and interface test adapters as standard VXI configured products, as well as complete system integration services to the Automatic Test Equipment market.

        Effective June 27, 1997, Giga-tronics completed a merger with Viking Semiconductor Equipment, Inc. (Viking) by issuing approximately 420,000 shares of the Company's common stock in exchange for all of the common stock of Viking. The merger was accounted for using the pooling-of interest method of accounting. Viking, located in Fremont, California, manufactures and markets a line of optical inspection equipment used to manufacture and test semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment.

        Effective December 2, 1997, Giga-tronics completed a merger with Ultracision, Inc. (Ultracision) by issuing approximately 517,000 shares of the Company's common stock in exchange for all of the common stock of Ultracision. The merger was accounted for using the pooling-of-interest method of accounting. Ultracision is a manufacturer of automation equipment for the test and inspection of silicon wafers. Ultracision additionally produces a line of probers for the testing and inspection of silicon devices.

        The Company intends to broaden its product lines and expand its market, both by internal development of new products and through the acquisition of other business entities. From time to time, the Company considers a variety of acquisition opportunities.

Recent Developments

        Effective May 18, 1998, Giga-tronics Inc. completed an acquisition of Microsource, Inc. (Microsource). All the outstanding shares of Microsource were exchanged for $1,500,000 plus contingent future payments based on earnings from Microsource for the next two years. The acquisition will be accounted for under the "purchase" method of accounting. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in manufacturing a wide variety of microwave instruments or devices.

Industry Segments

        The Company manufactures products used in test, measurement and handling. The Company operates primarily in two industry segments; electronics and electro-mechanical test and measurement and semiconductor test and robotics.

Products and Markets

        Test and Measurement

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

        The Company also produces switch modules, and interface adapters that operate with a bandwidth from direct current (DC) to 18 GHz. The company's switch modules may be incorporated within its customer's automated test equipment. The end-user markets for these products are primarily related to electronic warfare, though the VXI architecture may become more accepted by the telecommunications market.

        Semiconductor Test and Robotics

        In addition, the Company manufactures and markets a line of optical inspection equipment used in the testing of semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment. Further, the Company manufacturers automation equipment for the test inspection and robotic handling of silicon wafers in addition to a line of probers for the testing and inspection of silicon devices.

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

        Importance of Limited Number of Customers

        The Company had been a leading supplier of microwave and radio frequency
(RF) test instruments to various U.S. Government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. Government agencies will remain significant in fiscal 1999, even though the outlook for defense-related orders continues to be soft. Defense related agencies accounted for 12%, 28% and 32% of net sales in fiscal 1998, 1997 and 1996, respectively. Commercial business accounted for 88%, 72% and 68%, of net sales in fiscal 1998, 1997 and 1996, respectively. In the past several years, sales to the defense industry in general, and direct sales to the United States and foreign government agencies in particular, have declined. Giga-tronics believes this softening of product orders, and the resulting decline in defense sales revenues, is indicative of the world-wide decline in governmental defense spending. Any further decline in defense orders as a consequence of the foregoing circumstance, or otherwise, could have a material adverse effect on the business, operating results, financial condition and cash flows of Giga-tronics.

Backlog of Orders

        On March 28, 1998, Giga-tronics had a backlog of approximately $6,492,000 compared to $10,192,000 at March 27, 1997. Orders for the Company's products include program orders from both the U.S. Government and defense contractors, with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not necessarily be indicative of sales for any period.

        Backlog includes only those customer orders for which a delivery schedule has been agreed upon between the Company and the customer and, in the case of U.S. Government orders, for which funding has been appropriated. The Company believes that essentially all of the backlog will be shipped within the next twelve months.

        A portion of the year-end backlog consists of U.S. Government contracts. These contracts contain customary provisions permitting termination at the convenience of the Government upon payment of a negotiated cancellation charge. The Company never has experienced a significant contract termination.

Competition

        Giga-tronics is engaged in a highly competitive field. Competition from numerous existing companies is intense and potential new entrants are expected to increase. The Company's Test and Measurement products compete with Hewlett Packard, Anritsu, Marconi and Rhode & Schwarz while the Semiconductor Test and Robotics compete with various other competitors. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics. There can be no assurance that any products developed by these competitors will not gain greater market acceptance than any developed by Giga-tronics. Accordingly, Giga-tronics will be required to continue to devote substantial resources and efforts to marketing and research and development activities.

        In addition, Giga-tronics expects to continue to make significant investments in research and development. There can be no assurance that future technologies, processes or product developments will not render Giga-tronics' current product offerings obsolete or that Giga-tronics will be able to develop and introduce new products or enhancements to existing products which satisfy customer needs in a timely manner or achieve market acceptance. The failure to do so could adversely affect Giga-tronics' business.

Sales and Marketing

        The Company markets its test and measurement products through its distributors and representatives to government and commercial customers, while the Company markets its semiconductor test and robotics equipment through separate distributors and sales representatives to semiconductor manufacturers.

Product Development

        Products of the type manufactured by the Company historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.

        Product development expense was approximately $6,200,000, $4,581,000 and $4,495,000 in fiscal 1998, 1997 and 1996, respectively. Activities included the development of new products and the improvement of existing products. It is management's intention to maintain expenditures for product development at levels required to sustain its competitive position. All of the Company's product development activities are internally funded and expensed as incurred.

Manufacturing

        The assembly and testing of the Company's microwave, RF and power measurement products is done at its San Ramon facility. The assembly and testing of the Company's switching and connecting devices is done at its Fremont facility. The assembly and testing of the Company's line of optical inspection equipment used to manufacture and test semiconductor devices is done at a separate Fremont facility. The assembly and testing of the Company's automation equipment for the test, inspection, and handling of silicon wafers along with the test and assembly of the Company's prober line is done at its Santa Clara facility.

Environment

        To the best of its knowledge, the Company is in compliance with all federal, state and local laws and regulations involving the protection of the environment.

Employees

        As of March 28, 1998, the Company employed 226 persons. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be satisfactory.

Information about Foreign Operations

        The Company sells to its international customers through a network of foreign technical sales representative organizations. Sales to foreign customers were approximately $10,410,000, $11,896,000 and $10,320,000 in fiscal 1998, 1997 and 1996, respectively.

        The Company has no foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar.

Certain Factors Which May Adversely Affect Future Operations Or An Investment In The Company

        Although the Company has achieved more balance between its defense and commercial businesses, defense related orders remain important to the Company. The outlook for such orders continues to be soft especially in the far east. If this trend were to continue, shipments in the current year could fall short of plan with a concurrent decline in earnings. Current softness in the market for the Company's commercial products has resulted in a substantial decline in backlog. If this trend cannot be reversed in the near term, shipments in the current year could fall short of plan with a concurrent decline in earnings. However, the Company believes that growth can be realized by maintaining an effective new product development program, aggressively pursuing new markets, and vigorously competing for defense business. In addition, the Company intends to broaden its product lines and expand its markets. Nevertheless, there is no assurance these efforts will lead to increased sales in the near term.

        During fiscal years 1997 and 1998, Giga-tronics made three business acquisitions: ASCOR, Viking and Ultracision. Subsequent to year end, on May 18, 1998, Giga-tronics acquired Microsource. Giga-tronics has acquired these companies with the expectation that the acquisitions would result in long-term strategic benefits. The realization of the benefits sought from these acquisitions depends on the ability of Giga-tronics to effectively utilize the joint product development capabilities, sales and marketing capabilities, administrative organizations and facilities of these companies. There can be no assurance that these benefits will be achieved or that the activities of these companies will be integrated in a coordinated, timely and efficient manner. The combination of these entities also will require the dedication of management resources, which will detract such persons' attention from the day-to-day business of Giga-tronics. There can be no assurance the integration will be completed without disrupting Giga-tronics businesses. The inability of Giga-tronics to effectively utilize resources and to achieve integration in a timely and coordinated fashion could result in a material adverse effect on Giga-tronics' financial condition, operating results and cash flow.

        Prior to the acquisition of Viking and Ultracision, Giga-tronics had no experience in the semiconductor manufacturing equipment industry. As a result, integration of these companies may be difficult. The difficulties may be increased by the necessity of coordinating geographically separate organizations and addressing possible differences in corporate cultures and management philosophies. Finally, expenditures related to the development of new products by these subsidiaries have, and may in the future, impact the financial results of Giga-tronics. The future success of Giga-tronics may depend on its ability to steadily incorporate advancements in semiconductor manufacturing technologies into its new products. The impact of these new subsidiaries on the operations of Giga-tronics remains uncertain.

        The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. Giga-tronics believes that its future success will depend in part upon its ability to develop and commercialize its existing products and to develop new products and application and in part to develop, manufacture and successfully introduce new products and product lines with improved capabilities and to continue to enhance existing products. There can be no assurance that Giga-tronics will successfully complete the development of current or future products or that such products will achieve market acceptance.

        The market price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earning from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by Giga-tronics or by competitors, government regulations or developments in patent or other proprietary rights. In addition, the Nasdaq National Market and other stock markets have experienced significant price fluctuations in recent months. These fluctuations often have seemingly been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of the Common Stock.

        Giga-tronics stock at any time has historically traded on thin volume on Nasdaq. Sales of a significant volume of stock could result in a depression of Giga-tronics share price.

ITEM 2. PROPERTIES

        As of March 28, 1998, the Company's executive, marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2006.

        The Company's marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices are located in approximately 12,160 square feet in Fremont, California, under a lease expiring on January 31, 1999.

        The Company's marketing, sales and engineering offices and manufacturing facilities for its automation equipment for the inspection of silicon wafers and prober line are located in approximately 20,400 square foot facility in Santa Clara, California, under a lease expiring on June 30, 2002.

        The Company's marketing, sales and engineering offices and manufacturing facilities for its line of optical inspection equipment used in the manufacture and test of semiconductor devices are located in an approximately 12,100 square foot facility in Fremont, California, owned by the Company.

ITEM 3. LEGAL PROCEEDINGS

        As of March 28, 1998, the Company has no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 28, 1998. Executive Officers of the Company are listed on page 16 of this Form 10-K.

                                     PART II

        The Registrant's Annual Report to Shareholders for the year ended March 28, 1998, is filed as Exhibit 13.0 with the Form 10-K (the "1998 Annual Report"). The information responsive to Items 5, 6, 7 and 8, which is contained in the 1998 Annual Report, is specifically incorporated by reference in this Form 10-K. With the exception of such information, the 1998 Annual Report is not deemed filed as part of this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference from the 1998 Annual Report, see "Common Stock Market Prices" which appears on page 31.

        On July 27, 1997, Giga-tronics issued 419,997 shares of its common stock as consideration for all of the issued and outstanding shares of Viking Semiconductor Equipment, Inc. ("Viking") pursuant to an Agreement and Plan of Reorganization with Viking. The recipients of the shares were the 13 shareholders of Viking. In addition, on December 2, 1997, Giga-tronics issued 516,992 shares of its common stock in connection with its acquisition of all of the capital stock of Ultracision, Inc. ("Ultracision") pursuant to an Agreement and Plan of Reorganization with Ultracision. The recipients of the shares were the 12 shareholders of Ultracision. Both transactions were exempt from registration under the Securities Act pursuant to Section 2 (2).

ITEM 6. SELECTED FINANCIAL DATA

        Incorporated by reference from the 1998 Annual Report, see "Selected Financial Data" which appears beginning on page 30.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Incorporated by reference from the 1998 Annual Report, see "Management's Discussion and Analysis" which appears on pages 14 to 16.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not yet applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following items which appear in the 1998 Annual Report are incorporated by reference:

        Consolidated Balance Sheets.....................................page  17
        Consolidated Statements of Operations...........................page  18
        Consolidated Statements of Shareholders' Equity.................page  19
        Consolidated Statements of Cash Flows...........................page  20
        Notes to Consolidated Financial Statements......................page  21 - 28
        Independent Auditors' Report....................................page  29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors of the Company is set forth under the heading "Election of Directors" of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 1998.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding the Company's compensation of its executive officers is set forth under the heading "Executive Compensation" of the Proxy Statement, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management is set forth under the heading "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 1998.

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

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                  1998 Annual Report
                                                                    to Shareholders
Financial Statements                                                   (Page No.)
--------------------                                              ------------------

Consolidated Balance Sheets -                                            17
  As of March 28, 1998 and
  March 29, 1997

Consolidated Statements of Operations -                                  18
  Years Ended March 28, 1998,
  March 29, 1997 and March 30, 1996

Consolidated Statements of Shareholders' Equity -                        19
  Years Ended March 28, 1998,
  March 29, 1997 and March 30, 1996

Consolidated Statements of Cash Flows -                                  20
  Years Ended March 28, 1998,
  March 29, 1997 and March 30, 1996

Notes to Consolidated Financial Statements                               21 - 28

Independent Auditors' Report                                             29

                                                                       Form 10-K
(a)(2)  Schedules                                                      (Page No.)
--------------------                                              ------------------

Report on Financial Statement Schedule and                               14
  Consent of Independent Auditors

Schedule II - Valuation and Qualifying                                   15
   Accounts

        All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

        Except for those portions thereof incorporated by reference in this Form 10-K, the 1998 Annual Report and the Proxy Statement are not to be deemed filed as part of this report.

(a)(3) Exhibits

        Reference is made to the Exhibit Index which is found on pages 17 and 18 of this Form 10-K Report.

(b)     Reports on Form 8-K

        A report on Form 8K-A dated February 13, 1998 was filed on February 17, 1998. It consisted of the required disclosure of the financial statements for Ultracision.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GIGA-TRONICS INCORPORATED



                                       By /s/ GEORGE H. BRUNS, JR.
                                          --------------------------------------
                                          George H. Bruns, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ GEORGE H. BRUNS, JR.                 Chairman of the Board                           6/24/98
--------------------------------     and Chief Executive Officer                          (Date)
George H. Bruns, Jr.                (Principal Executive Officer)


/s/ MARK H. COSMEZ II                  Vice President, Finance                           6/24/98
--------------------------------      and Chief Financial Officer                         (Date)
Mark H. Cosmez II                   (Principal Accounting Officer)


/s/ JAMES A. COLE                               Director                                 6/24/98
--------------------------------                                                          (Date)
James A. Cole

/s/ EDWARD D. SHERMAN                           Director                                 6/24/98
--------------------------------                                                          (Date)
Edward D. Sherman

/s/ ROBERT C. WILSON                            Director                                 6/24/98
--------------------------------                                                          (Date)
Robert C. Wilson

                                                                    Exhibit 23.0


              REPORT ON FINANCIAL STATEMENT SCHEDULE AND CONSENT OF
                              INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Giga-tronics Incorporated



        The audits referred to in our report dated May 1, 1998, except as to
Note 14, which is as of May 21, 1998, included the related financial statement schedule as of March 28, 1998 and March 29, 1997, and for the years ended March 28, 1998, March 29, 1997, and March 30, 1996, incorporated herein by reference. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


        We consent to incorporation by reference in the registration statements (Nos. 333-34719, 333-39403, and 333-48889) on Form S-8 and (Nos. 333-50091) on
Form S3 of Giga-tronics Incorporated of our reports included herein and incorporated herein by reference.




                                       /s/ KPMG PEAT MARWICK LLP
                                       -----------------------------------------
                                       KPMG Peat Marwick LLP

Mountain View, California
June 24, 1998

                            GIGA-TRONICS INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


       Column A                            Column B                   Column C                  Column D        Column E

------------------------------------ -------------------- ------------------ -------------- ----------------- -------------
                                         Balance at          Charged to       Charged to                        Balance
                                        Beginning of          Cost and           Other         Deductions        at End
       Description                         Period             Expenses         Accounts       (Recoveries)     of Period
------------------------------------ -------------------- ------------------ -------------- ----------------- -------------
                                              $                   $                $               $               $
Year ended March 28, 1998

Allowances deducted from assets:

Accounts receivable:
For doubtful accounts1               323,983                   39,800             ---            71,139         292,644

Total                                323,983                   39,800             ---            71,139         292,644
                                     ======================================================================================

Year ended March 29, 1997

Accounts receivable:
For doubtful accounts1               293,827                   23,451             ---           (6,705)         323,983

Total                                293,827                   23,451             ---           (6,705)         323,983
                                     ======================================================================================

Year ended March 30, 1996

Accounts receivable:
For doubtful accounts1               60,621                    253,030            ---            19,824         293,827

Total                                60,621                    253,030            ---            19,824         293,827
                                     ======================================================================================

1 Allowance for accounts receivable collection exposure.

                            GIGA-TRONICS INCORPORATED
                               EXECUTIVE OFFICERS

Name                       Age       Position

Curt M. Berggren           44        For the last 5 years, has been the
                                     President, Viking Semiconductor Equipment,
                                     Inc.

George H. Bruns, Jr.       79        Chief Executive Officer since January,
                                     1995, Chairman of the Board and a Director of the Company. Founded the Company in 1980 and has been a Director since inception.
                                     Mr. Bruns is General Partner of The Bruns
                                     Company, a private venture investment and management consulting firm. Mr. Bruns is Director of Peninsula Wireless
                                     Communications Inc. and Testronics. Inc.

Mark H. Cosmez II          47        Vice President, Finance/Chief Financial
                                     Officer, Giga-tronics from October 1997.
                                     Before joining the company, Mr. Cosmez
                                     was the chief financial officer for Pacific
                                     Bell Public Communications. Prior to 1997, he was the vice president of finance and chief financial officer for International
                                     Microcomputer Software Inc. (IMSI), a
                                     NASDAQ traded software company. From 1994 to 1995, he was the corporate controller for The Software Toolworks.

Byron F. Flanders          62        Vice President, Manufacturing from June,
                                     1996. Manager, Power Measurement Product
                                     Line with Giga-tronics from December, 1995 to June, 1996. Prior to joining
                                     Giga-tronics, Mr. Flanders was General
                                     Manager of Herguth Laboratories, Inc. from
                                     1993 to 1995 and Vice President of
                                     Manufacturing for Zeta Graphics Corporation from 1977 to 1992.

Robert D. Geddes           55        Vice President, Marketing and Sales since
                                     July 15, 1996. Mr. Geddes previously served as Vice President Marketing and Sales for
                                     Systron Donner Corporation from April, 1986 to July 1996.

Gordon P. Hampton          62        For the last 5 years has been the
                                     President, Ultracision, Inc.

Lawrence A. Kaye           56        Vice President, Engineering since 1997.
                                     Director of Manufacturing Engineering from
                                     March, 1994 and as Director of Engineering from September 1993 to March, 1994. Mr.
                                     Kaye previously served as Vice President, Engineering with Giga-tronics from April
                                     1980 to September, 1993.

James R. Koehn             57        President, Giga-tronics Instrument Division
                                     as of May 1998. Mr. Koehn previously served as President of Marconi Instruments, Inc.
                                     of Fort Worth, TX. Prior to December 1994 he was a Vice President at Tektronix.

Jeffrey T. Lum             52        For the last 5 years has been the
                                     President, ASCOR, Inc.

Edward D. Sherman          64        President of Microsource, Inc. from May 18,
                                     1998. Assistant to the Chairman of
                                     Giga-tronics Incorporated April 1, 1997 to
                                     May 17, 1998. President and Chief Executive
                                     Officer of FET Acquisition Co., Inc. from
                                     April, 1995 through September, 1996. Served as Product Line Manager for Giga-tronics from May, 1995 through March, 1996.
                                     President and Chief Executive Officer at
                                     3dbm, Inc. from January, 1994 through
                                     March, 1995. Prior to that time, and from 1990, Mr. Sherman served as President and
                                     Chief Executive Officer of Peninsula
                                     Engineering. Mr. Sherman has been a member of the Board of Directors since 1993.

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

2.3 Agreement and Plan of Reorganization, dated as of June 6, 1997, by and among Giga-tronics Incorporated, GTV Acquisition Corp. and Viking Semiconductor Equipment, Inc., as previously filed on Jun 13, 1997, as
        Exhibit 2.3 to Form 10-K for the fiscal year ended March 29, 1997.

2.4 Agreement and Plan of Reorganization, dated as of December 2, 1997, by and among Giga-tronics Incorporated, Giga Acquisition Corp. and Ultracision, Inc. as previously filed on December 16, 1997, as Exhibit
        2.1 to Form 8-K, and incorporated herein by reference.

2.5 Agreement and Plan of Reorganization as amended, dated as of December 22, 1997, by and among Giga-tronics Incorporated, Giga Micro Corp., and Microsource Inc., as previously filed on June 1, 1998, as Exhibit 2.1 to form 8-K and incorporated herein by reference.

3.1 Articles of Incorporation of Registrant, as amended, previously filed on May 6, 1983, as Exhibit 3.1 to Form S-1 registration, File No. 2-83581 (hereinafter "Form S-1"), and subsequently filed on July 3, 1991, as
        Exhibit 3.1 to Form 10-K for the fiscal year ended March 30, 1991, and incorporated herein by reference.

3.2*    By-laws of Registrant, as amended, previously filed on May 6, 1983, as
        Exhibit 3.2 to Form S-1, and subsequently filed on July 3, 1991, as
        Exhibit 3.2 to Form 10-K for the fiscal year ended March 30, 1991, on June 13, 1997 as Exhibit 3.2 to Form 10-K for the fiscal year ended March 29, 1997, and incorporated herein by reference.

10.4 1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on July 3, 1991, as Exhibit 10.4 to Form 10-K for the fiscal year ended March 30, 1991, subsequently filed on December 3, 1997 as Exhibit 19.1 to Form S-8 and incorporated herein by reference.

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

10.13   Employee Stock Purchase Plan, previously filed on August 29, 1997, as
        Exhibit 99.1 to Form S-8, and incorporated herein by reference.

10.14 Form of Incentive Stock Option Agreements for Ultracision Inc., as Amended by the Assumed Option Agreement, as previously filed on March 30, 1998 as Exhibit 99.3 to Form S-8 and incorporated herein by reference.

13.0*   1998 Annual Report to Shareholders.

23.0* Report on Financial Statement Schedule and Consent of Independent Auditors. (See page 14 of this Annual Report on Form 10-K.)

27.0*   Financial Data Schedule




* Attached as exhibits to this Form 10-K.