Form 10-Q
period 1998-06-27
GIGA TRONICS INC
filed 1998-07-31
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the period ended June 27, 1998, or
                                                             -------------

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the transition period from_________ to_____________

         Commission File No.     0-12719
                                 -------

                            GIGA-TRONICS INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         California                                         94-2656341
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


4650 Norris Canyon Road, San Ramon, CA                        94583
---------------------------------------                     ---------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:  (925) 328-4650


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes [X]               No [ ]


Common stock outstanding as of June 27, 1998:    4,326,299
                                                 ---------

                            GIGA-TRONICS INCORPORATED

                                      INDEX

PART I - FINANCIAL INFORMATION                                                Page No.
------------------------------                                                --------
       ITEM 1       Consolidated Financial Statements:

                    Consolidated Balance Sheets as of June 27, 1998
                    (unaudited) and March 28, 1998...............................3

                    Consolidated Statements of Operations, three months
                    ended June 27, 1998 and June 28, 1997 (unaudited)............4

                    Consolidated Statements of Cash Flows, three months
                    ended June 27, 1998 and June 28, 1997 (unaudited)............5

                    Notes to Unaudited Consolidated Financial Statements.........6

       ITEM 2       Management's Discussion and Analysis of
                    Operations and Financial Condition...........................9

PART II - OTHER INFORMATION

       ITEM 1
          TO 5      Not applicable

       ITEM 6       Exhibits and Reports on Form 8-K

                    (a)    Exhibits

                           (27)     Financial Data Schedule

                    (b)    Reports on Form 8-K

                           A report on Form 8-K dated May 18, 1998 was filed on June 1, 1998. It consisted of an agreement and plan of reorganization agreement and press release announcing the completion of the acquisition of Microsource, Inc.

                           A report on Form 8-KA was filed on July 28, 1998. It amended the report on Form 8-K dated May 18, 1998 in connection with the Company's acquisition of Microsource, Inc. to include the financial statements and exhibits required by item 7 of that report.


SIGNATURES.......................................................................11

                            GIGA-TRONICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      June 27, 1998      March 28, 1998
                                                                                      -------------      --------------
                                                                                      (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                             $  2,308           $  4,611
   Investments                                                                              2,316              5,724
   Notes receivable                                                                            --                860
   Trade accounts receivable, net of allowance
         of $306 and $291, respectively                                                     7,519              6,924
   Inventories, net                                                                        12,623              8,064
   Prepaid expenses                                                                         1,207                997
   Deferred income taxes                                                                    2,089              2,092
                                                                                         --------           --------
Total current assets                                                                       28,062             29,272
Property and Equipment:
   Land                                                                                       279                279
   Building and leasehold improvements                                                        902                782
   Machinery and equipment                                                                 13,322              8,880
   Office furniture and fixtures                                                              723                689
                                                                                         --------           --------
Property and equipment, gross cost                                                         15,226             10,630
Less accumulated depreciation and amortization                                              8,103              7,885
                                                                                         --------           --------
Property and equipment, net cost                                                            7,123              2,745
Patents and licenses                                                                          586                577
Goodwill, net                                                                               1,207                 --
Other assets                                                                                  123                 78
                                                                                         --------           --------
Total assets                                                                             $ 37,101           $ 32,672
                                                                                         ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes Payable                                                                         $  1,058           $     --
   Accounts payable                                                                         3,266              2,659
   Accrued commissions                                                                        498                516
   Accrued payroll and benefits                                                             1,498                939
   Accrued  warranty                                                                          683                673
   Customer advances                                                                        2,217                612
   Current portion of capital lease and other long term obligations                           169                 27
   Other current liabilities                                                                  900                670
                                                                                         --------           --------
Total current liabilities                                                                  10,289              6,096
Capital lease and other long term obligations, net                                            553                 58
Deferred income taxes                                                                          57                 57
                                                                                         --------           --------
Total liabilities                                                                          10,899              6,211
                                                                                         --------           --------
Shareholders' Equity
Preferred stock of no par value;                                                               --                 --
    Authorized 1,000,000 shares; no shares outstanding at June 27, 1998 and
    March 28, 1998
Common stock of no par value;                                                              11,532             11,532
    Authorized 40,000,000 shares; 4,326,299 shares outstanding at June 27, 1998 and March 28, 1998
Unrealized gain (loss) on investments                                                         (13)               (18)
Retained earnings                                                                          14,683             14,947
                                                                                         --------           --------
Total shareholders' equity                                                                 26,202             26,461
                                                                                         --------           --------
Total liabilities and shareholders' equity                                               $ 37,101           $ 32,672
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

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                Three Months Ended
                                                         -------------------------------
                                                         June 27, 1998     June 28, 1997
                                                         -------------     -------------
Net sales                                                   $ 8,677           $ 9,081

Cost of sales                                                 5,364             4,904
                                                            -------           -------
Gross profit                                                  3,313             4,177

Product development                                           1,446             1,285
Selling, general and administrative                           2,235             2,247
Amortization of intangibles                                     125               127
                                                            -------           -------
Operating expenses                                            3,806             3,659

Operating income                                               (493)              518

Other income (expense)                                            4                22
Interest income, net                                            112               124
                                                            -------           -------
Earnings before income taxes                                   (377)              664

Provision for income taxes                                     (113)              199
                                                            -------           -------
Net earnings                                                $  (264)          $   465
                                                            =======           =======

Earnings per common share - basic                           $ (0.06)          $  0.11
                                                            =======           =======

Earnings per common share - diluted                         $ (0.06)          $  0.11
                                                            =======           =======

Weighted average basic common shares outstanding              4,326             4,316
                                                            -------           -------
Weighted average diluted common shares outstanding            4,326             4,359
                                                            -------           -------


     See accompanying notes to unaudited consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                 Three Months Ended
                                                                            ------------------------------
                                                                            June 27, 1998     June 28, 1997
                                                                            -------------     -------------
Cash flows provided from operations:
Net earnings                                                                  $  (264)          $   465
Adjustments to reconcile net earnings to net cash provided by
   (used in) operations:
Depreciation and amortization                                                     472               377
Gain (loss) on sale of fixed assets                                                 7                (3)
Deferred income taxes, net                                                          3               (18)
Changes in operating assets and liabilities                                    (1,030)             (246)
                                                                              -------           -------
Net cash provided by (used in) operations                                        (812)              575
Cash flows from investing activities
Investment maturities, net                                                      3,413                21
Additions to property and equipment, net                                         (362)             (311)
Payment for purchase of Microsource Inc., including transaction costs            (605)               --
Advances to Microsource                                                          (940)               --
Other assets                                                                      (30)               11
                                                                              -------           -------
Net cash provided by (used in) investing activities                             1,476              (279)
Cash flows from financing activities:
Dividends paid                                                                     --               (27)
Proceeds (payment) on line of credit                                           (1,500)               10
Proceeds (payment) on notes payable and long term debt                         (1,449)               80
Payment on capital lease and other long term                                      (18)               (9)
                                                                              -------           -------
Net cash provided by (used in) financing activities                            (2,967)               54
Increase (decrease) in cash and cash equivalents                               (2,303)              350
                                                                              -------           -------
Beginning cash and cash equivalents                                             4,611             6,999
Ending cash and cash equivalents                                              $ 2,308           $ 7,349
                                                                              =======           =======

Supplementary disclosure of cash flow information:

     (1) No cash was paid for interest in the three month period ended June 27, 1998. Cash paid for interest in the three month period ended June 28, 1997 was $33,000.

     (2) No cash was paid for taxes in the three month period ended June 27, 1998. Cash paid for income taxes in the three month period ended June 28, 1997 was $122,000.


     See accompanying notes to unaudited consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation

         The financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 28, 1998.


(2)      Business Combinations

         On May 18, 1998, the Company acquired Microsource, Inc. of Santa Rosa, California. Microsource develops and manufactures a broad line of YIG tuned oscillators, filters, and microwave synthesizers. The acquisition was accounted for using the "purchase" method of accounting, and accordingly, the results of operations of Microsource have been included in the Company's consolidated financial statements from May 18, 1998. The purchase price consisted of $1,500,000 plus contingent payments based upon future net income of Microsource during the two fiscal years after the effective time of the merger. The excess of the purchase price over the fair value of the net identifiable assets of $1,323,000 was recorded as goodwill and is being amortized on a straight-line basis over five years. The additional payments, if any, over the next two years contingent on future net income of Microsource will be accounted for as additional goodwill.

         The total purchase price of $1,500,000 has been allocated to the net assets acquired based on the estimated fair value as follows (in thousands):

         Accounts receivable                                               $ 1,390
         Net inventory                                                       3,661
         Prepaid expenses                                                      254
         Property and equipment                                              4,370
         Goodwill and other intangibles                                      1,323
         Line of credit                                                     (1,500)
         Bank term loans and short term capital leases                        (913)
         Notes to related parties                                             (682)
         Accounts payable                                                     (985)
         Accrued commissions                                                   (33)
         Accrued warranty                                                      (63)
         Customer advances                                                  (2,004)
         Other current liabilities                                            (498)
         Capital lease and other long term obligations, net                   (517)
                                                                           -------
                                                                             3,463
                                                                           -------
         Less advances to Microsource, net, and transaction costs           (1,963)
                                                                           -------
                                                                           $ 1,500
                                                                           =======

         As of June 27, 1998, the Company had outstanding notes payable of approximately $1,058,000 which were issued in connection with the acquisition.

(3)      Inventories

         Inventories consist of the following (in thousands):

                                                June 27, 1998    March 28, 1998
                                                -------------    --------------
                  Raw materials                    $5,738          $3,943
                  Work-in-process                   5,773           2,999
                  Finished goods                    1,112           1,122
                                                  -------          ------
                  Total inventory                 $12,623          $8,064
                                                  =======          ======


 (4)     Earnings Per Share

         Basic earnings per share is calculated by dividing net income or loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128. The shares used in per share computations for the fiscal quarters ended June 27, 1998 and June 28, 1997 are as follows:

                                                                                  Three Months Ended
                                                                             ------------------------------
                                                                             June 27, 1998    June 28, 1997
                                                                             -------------    -------------

         Net earnings (loss)                                                   $  (264)          $   465
                                                                               =======           =======

         Weighted average common shares outstanding:                             4,326             4,316
          Common share equivalents:                                                 --                43
                                                                               -------           -------
         Weighted average common shares outstanding assuming dilution            4,326             4,359
                                                                               =======           =======

         Net earnings per share of common stock                                $ (0.06)          $  0.11
                                                                               =======           =======
         Net earnings per share of common stock assuming dilution              $ (0.06)          $  0.11
                                                                               =======           =======

         Number of stock options not included in the computation                   515               196
                                                                               -------           -------


         The number of stock options not included in the computation of diluted EPS for the three month period ended June 27, 1998 reflects a loss from continuing operations and the options are therefore antidilutive.

         The number of stock options not included in the computation of diluted EPS for the three month period ended June 28, 1997 reflects stock options where the exercise prices were greater than the average market price of the common shares and are therefore antidilutive.

(5)      Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130,"Reporting Comprehensive Income". SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. " Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending March 27, 1998. Total comprehensive loss was ($259,000) for the three months ended June 27,1998. Total comprehensive income was $451,000 for the three months ended June 28, 1997.

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

GENERAL

The Company designs, manufactures, and markets microwave and radio frequency signal generation and power measurement instruments, switching devices, and YIG tuned oscillators. These products are used in the development, test, and maintenance of wireless communications products and systems, electronic defense systems, and automatic testing systems (ATE). The Company also manufactures a line of inspection and handling devices used in the production of semiconductor devices.

THREE MONTHS ENDED JUNE 27, 1998 AND JUNE 28, 1997

Net sales for the three month period ended June 27, 1998 decreased 4% ($404,000) compared with the same period last year. Sales for semiconductor products decreased 43% ($1,066,000) in the quarter principally due to declining orders related to the Asian markets and the downturn in the semiconductor industry. Sales for power meters (PM) and switching modules also decreased slightly due to a slowdown in new orders. These declines were offset by additional sales of $1,204,000 by Microsource Inc., which was acquired by the Company in May 1998.

Gross profit for the three month period decreased by 21% ($864,000) due to lower sales volume and a change in the product mix. Gross margin as a percent of sales for the three months decreased to 38% compared to 46% for the prior year. The decrease in profit is attributable to higher manufacturing material costs, and a shift in the semiconductor products from semiautomatic to automatic, which requires additional labor and materials for end-user customization. The lower gross profit percentage on the sales for Microsource products as compared to the Company's other products also contributed to the decline in margin as a percent of sales as compared to the prior year.

Operating expenses for the three month period increased 4% ($147,000) compared with the prior year. Research and development expenses for the three month period increased 13% ($161,000) compared with the prior year due to $125,000 of research spending at Microsource, which was not included in the prior year. Research and development spending declined as it related to semiconductor products, but increased in an effort to develop new test and measurement products. Sales and administrative expenses were flat compared to prior year. Sales and administrative expenses in the prior year included $150,000 of merger transaction costs. Sales and administrative costs in the current year include approximately $212,000 of expenses incurred by the new Microsource entity, subsequent to the acquisition.

Interest income for the three month period declined over the prior year due to lower cash available for investment. The cash decline resulted from the purchase of Microsource and the extinguishment of its debt.

Earnings before income taxes for the three month period decreased 157% ($1,041,000) compared to the same period last year. The change was primarily due to the reduction in gross margin caused by the decline in sales volume and the increased development costs related to the test and measurement products.

Orders for the three month period were 7% lower ($593,000) than the comparable period last year. Orders were lower for switching modules caused by a slowdown in the overall switching market and the timing of large procurements. The decline in orders for semiconductor products was caused by fluctuations between periods for large orders and the effect of the Asian economy and downturn in the semiconductor industry. Backlog at June 1998 was $17,854,000 compared to $6,492,000 at the March year end. The increase in backlog is a result of $12,150,000 of backlog acquired in the Microsource acquisition, partially offset by the decline in orders in the PM and semiconductor products.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $17,773,000 and a ratio of current assets to current liabilities of 2.7 to 1.0 at June 27, 1998. The Company continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations, for the three months ended June 27, 1998, was $247,000.

Cash and cash equivalents declined $2,303,000 and investments declined $3,408,000 in the three month period due to the acquisition of Microsource and subsequent pay-off of their line of credit and bank notes. The Company spent $362,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

Management believes that cash reserves and investments remain adequate to meet anticipated operating needs. In addition, the Company has an unsecured revolving line of credit loan for 7 million dollars, none of which has been utilized. It is also the Company's intention to increase research and development expenditures for the purpose of broadening its product base. From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company's operating expenses and require the additional use of capital resources.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Due to the softness in order intake for 1999, revenues for the second quarter, excluding anticipated revenues from Microsource products, may be less than the prior year. However, it is projected at this time that cost reduction activities and continued improvement in manufacturing efficiencies may partially offset the unfavorable impact caused by the decline in revenues.

As part of its business strategy, the Company intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. The Company has recently acquired Viking Semiconductor Equipment, Inc., Ultracision, Inc. and Microsource, Inc. The Company is subject to various risks in connection with these and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of the Company's Common Stock. Any such issuances may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company's Common Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GIGA-TRONICS INCORPORATED
                                        (Registrant)






Date:           07/31/98                /s/ George H. Bruns, Jr.
             --------------             ------------------------------------
                                        George H. Bruns, Jr.
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)







Date:           07/31/98                /s/ Mark H. Cosmez II
             --------------             ------------------------------------
                                        Mark H. Cosmez II
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)