Form 10-Q
period 1998-09-26
GIGA TRONICS INC
filed 1998-11-09
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the period ended September 26, 1998, or

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


                               Yes [X]     No [ ]


Common stock outstanding as of September 26, 1998:     4,342,904

                            GIGA-TRONICS INCORPORATED

                                      INDEX



PART I - FINANCIAL INFORMATION                                          Page No.

        ITEM 1   Consolidated Condensed Financial Statements:

        Consolidated Condensed Balance Sheets as of September 26, 1998
        (unaudited) and March 28, 1998.........................................3

        Consolidated Condensed Statements of Operations, three and six months ended September 26, 1998 and September 27, 1997 (unaudited)............4

        Consolidated Condensed Statements of Cash Flows, six months ended
        September 26, 1998 and September 27, 1997 (unaudited)..................5

        Notes to Unaudited Consolidated Condensed Financial Statements.........6

        ITEM 2 Management's Discussion and Analysis of
        Operations and Financial Condition.....................................9


PART II - OTHER INFORMATION

        ITEM 1
        TO 3   Not applicable

        ITEM 4 Submission of Matters to a Vote of Security Holders............13

        ITEM 5 Not applicable

        ITEM 6 Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    (27) Financial Data Schedule

               (b)  Reports on Form 8-K

                    Not applicable


SIGNATURES....................................................................14

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                            September 26, 1998    March 28, 1998
                                                            ------------------    --------------
                                                               (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                    $  2,670              $  4,611
   Investments                                                        --                 5,724
   Notes receivable                                                   --                   860
   Trade accounts receivable, net of allowance                     6,311                 6,924
        of $306 and $292, respectively
   Inventories, net                                               13,584                 8,064
   Prepaid expenses                                                1,143                   997
   Deferred income taxes                                           2,082                 2,092
                                                                --------              --------
Total current assets                                              25,790                29,272
Property and Equipment:
   Land                                                              279                   279
   Building and leasehold improvements                               932                   782
   Machinery and equipment                                        13,526                 8,880
   Office furniture and fixtures                                     740                   689
                                                                --------              --------
Property and equipment, gross cost                                15,477                10,630
Less accumulated depreciation and amortization                     8,556                 7,885
                                                                --------              --------
Property and equipment, net cost                                   6,921                 2,745
Patents and licenses                                                 505                   577
Goodwill, net                                                      1,171                    --
Other assets                                                         119                    78
                                                                --------              --------
Total assets                                                    $ 34,506              $ 32,672
                                                                ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Notes payable                                                $     --              $     --
   Accounts payable                                                3,603                 2,659
   Accrued commissions                                               449                   516
   Accrued payroll and benefits                                    1,290                   939
   Accrued  warranty                                                 708                   673
   Customer advances                                               1,779                   612
   Current portion of capital lease and other long term              153                    27
        obligations
   Other current liabilities                                         469                   670
                                                                --------              --------
Total current liabilities                                          8,451                 6,096
Capital lease and other long term obligations, net                   495                    58
Deferred income taxes                                                 56                    57
                                                                --------              --------
Total liabilities                                                  9,002                 6,211
                                                                --------              --------
Shareholders' Equity
Preferred stock of no par value;
   Authorized 1,000,000 shares; no shares outstanding at
    September 26, 1998 and March 28, 1998                             --                    --
Common stock of no par value;
   Authorized 40,000,000 shares; 4,342,904 shares at
    September 26, 1998 and  4,326,299 shares at March 28,
    1998 issued and outstanding                                   11,574                11,532
Unrealized gain (loss) on investments                                 --                   (18)
Retained earnings                                                 13,930                14,947
                                                                --------              --------
Total shareholders' equity                                        25,504                26,461
                                                                --------              --------
Total liabilities and shareholders' equity                      $ 34,506              $ 32,672
                                                                ========              ========

See accompanying notes to unaudited consolidated condensed financial statements

                            GIGA-TRONICS INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                            Three Months Ended                Six Months Ended
                                     ------------------------------    -----------------------------
                                     Sep. 26, 1998    Sep. 27, 1997    Sep. 26, 1998   Sep. 27, 1997
                                     -------------    -------------    -------------   -------------

Net sales                             $     9,030       $   9,574       $   17,707       $   18,655

Cost of sales                               6,196           5,232           11,560           10,136
                                      -----------       ---------       ----------       ----------
Gross profit                                2,834           4,342            6,147            8,519

Product development                         1,530           1,319            2,976            2,604
Selling, general and administrative         2,280           2,491            4,515            4,738
Amortization of intangibles                   140             103              265              230
                                      -----------       ---------       ----------       ----------
Operating expenses                          3,950           3,913            7,756            7,572

Operating income (loss)                    (1,116)            429           (1,609)             947

Other income                                   34               3               38               25
Interest income, net                            6              98              118              222
                                      -----------       ---------       ----------       ----------
Earnings (loss) before income taxes        (1,076)            530           (1,453)           1,194

Provision for income taxes                   (323)            159             (436)             358
                                      -----------       ---------       ----------       ----------
Net earnings (loss)                   $      (753)      $     371       $   (1,017)      $      836
                                      ===========       =========       ==========       ==========

Net earnings (loss) per common share
- basic                               $     (0.17)      $    0.09       $    (0.23)      $     0.19
                                      ===========       =========       ==========       ==========

Net earnings (loss) per common share
- diluted                             $     (0.17)      $    0.08       $    (0.23)      $     0.19
                                      ===========       =========       ==========       ==========

Weighted average basic common shares
outstanding                                 4,331           4,318            4,329            4,317
                                      -----------       ---------       ----------       ----------
Weighted average diluted common
shares outstanding                          4,331           4,378            4,329            4,370
                                      -----------       ---------       ----------       ----------

See accompanying notes to unaudited consolidated condensed financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       Six Months Ended
                                                                  ---------------------------
                                                                  Sep. 26, 1998 Sep. 27, 1997
                                                                  ------------- -------------
Cash flows from operations:
Net earnings (loss)                                                   $(1,017)    $   836
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operations:
Depreciation and amortization                                           1,065         721
Gain (loss) on sale of fixed assets                                         7          (3)
Deferred income taxes, net                                                  9        (331)
Changes in operating assets and liabilities                            (1,499)     (1,527)
                                                                      -------     -------
Net cash provided by (used in) operations                              (1,435)       (304)
Cash flows from investing activities
Investment maturities, net                                              5,742      (1,409)
Additions to property and equipment, net                                 (610)       (497)
Payment for purchase of Microsource Inc, including transaction
  costs                                                                  (630)         --
Advances to Microsource                                                  (940)         --
Other assets                                                              (27)         42
                                                                      -------     -------
Net cash provided by (used in) investing activities                     3,535      (1,864)
Cash flows from financing activities:
Issuance of common stock                                                   42          26
Dividends paid                                                             --         (27)
Proceeds (payment) on line of credit                                   (1,500)       (189)
Proceeds (payment) on notes payable and long term debt                 (2,518)       (985)
Payment on capital lease and other long term                              (65)        (21)
                                                                      -------     -------
Net cash provided by (used in) financing activities                    (4,041)     (1,196)
Increase (decrease) in cash and cash equivalents                       (1,941)     (3,364)
                                                                      -------     -------
Beginning cash and cash equivalents                                     4,611       6,999
Ending cash and cash equivalents                                      $ 2,670     $ 3,635
                                                                      =======     =======

Supplementary disclosure of cash flow information:

    (1) No cash was paid for interest in the six month period ended September 26, 1998. Cash paid for interest in the six month period ended September 27, 1997 was $44,000.

    (2) Cash paid for taxes in the six month period ended September 26, 1998 was $5,000. Cash paid for income taxes in the six month period ended September 27, 1997 was $700,000.

See accompanying notes to unaudited consolidated condensed financial statements.

                            GIGA-TRONICS INCORPORATED
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

        The total purchase price of $1,500,000 has been allocated to the net assets acquired based on the estimated fair value as follows (in thousands):

Accounts receivable                                                 $ 1,390
Net inventory                                                         3,661
Prepaid expenses                                                        254
Property and equipment                                                4,370
Goodwill and other intangibles                                        1,323
Line of credit                                                       (1,500)
Bank term loans and short term capital leases                          (913)
Notes to related parties                                               (682)
Accounts payable                                                       (985)
Accrued commissions                                                     (33)
Accrued payroll                                                        (340)
Accrued warranty                                                        (63)
Customer advances                                                    (2,004)
Other current liabilities                                              (498)
Capital lease and other long term obligations, net                     (517)
                                                                    -------
                                                                      3,463
                                                                    -------
Less advances to Microsource, net, and transaction costs             (1,963)
                                                                    -------
                                                                    $ 1,500
                                                                    =======

(3)     Inventories

        Inventories consist of the following (in thousands):

                                                              September 26, 1998    March 28, 1998
                                                              ------------------    --------------
           Raw materials                                         $      6,990        $      3,943
           Work-in-process                                              5,658               2,999
           Finished goods                                                 936               1,122
                                                                 ------------        ------------
           Total inventory                                       $     13,584        $      8,064
                                                                 ============        ============

 (4)    Earnings Per Share

        Basic earnings per share is calculated by dividing net income or loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128. The shares used in per share computations for the fiscal periods ended September 26, 1998 and September 27, 1997 are as follows:

                                                   Three Months Ended            Six Months Ended
                                              ---------------------------   ---------------------------
                                              Sep. 26, 1998 Sep. 27, 1997   Sep. 26, 1998 Sep. 27, 1997
                                              ------------- -------------   ------------- -------------
          Net earnings (loss)                    $     (753)     $    371      $    (1017)     $    836
                                                 ==========      ========      ==========      ========

          Weighted average common shares              4,331         4,318           4,329         4,317
          outstanding:
           Common share equivalents:                    ---            60             ---            55
                                                 ----------      --------      ----------      --------
          Weighted average common shares
          outstanding assuming dilution               4,331         4,378           4,329         4,372
                                                 ==========      ========      ==========      ========

          Net earnings (loss) per share of
          common stock                           $   (0.17)      $  0.09       $   (0.23)      $  0.19
                                                 ==========      ========      ==========      ========
          Net earnings (loss) per share of
          common stock assuming dilution         $   (0.17)      $  0.08       $   (0.23)      $  0.19
                                                 ==========      ========      ==========      ========

          Number of stock options not included
          in the computation                            555           171             555           171
                                                 ----------      --------      ----------      --------

        The number of stock options not included in the computation of diluted EPS for the three month and six month periods ended September 26, 1998 reflects a loss from continuing operations and the options are therefore antidilutive.

        The number of stock options not included in the computation of diluted EPS for the three month and six month periods ended September 27, 1997 reflects stock options where the exercise prices were greater than the average market price of the common shares and are therefore antidilutive.

(5)     Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No, 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending March 27, 1999. Total comprehensive loss was $999,000 for the six months ended September 26,1998. Total comprehensive income was $815,000 for the six months ended September 27, 1997.

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

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997

Net sales for the three month and six month period ended September 26, 1998 declined 6% ($544,000) and 5% ($948,000), respectively, compared with the same periods last year. Sales for semiconductor products decreased 75% ($2,113,000) in the quarter and 60% ($3,179,000) for the six month period principally due to declining orders related to the Asian markets and the downturn in the semiconductor industry. Sales for power meters (PM) and switching modules also decreased 14% ($943,000) in the quarter and 11% ($1,485,000) for the six month period due to a slowdown in new orders. These declines were offset by additional sales of $2,512,000 in the quarter and $3,716,000 for the six month period by Microsource Inc., which was acquired by the Company in May 1998.

Gross profit for the three month and the six month period decreased by 35% ($1,508,000) and 28% ($2,372,000), respectively, due to lower sales volume and a change in the product mix. Gross margin as a percent of sales for the three months decreased to 31% compared to 45% in the prior year period and the six months decreased to 35% compared to 46% for the prior year period. The decrease in profit is attributable to higher manufacturing material costs in both Semiconductor and Test & Measurement segments. The lower gross profit percentage on the sales for Microsource products as compared to the Company's other products also contributed to the decline in margin as a percent of sales as compared to the prior year.

Operating expenses for the three month and for the six month period increased 1% ($37,000) and 2% ($184,000), respectively, compared with the corresponding period in the prior year. Product development expenses for the three month and six month period increased 16% ($211,000) and 14% ($372,000), respectively, compared with the prior year periods principally due to Microsource, which was not included in the prior year. There was $99,000 in the three months and $224,000 in the six months of product development spending at Microsource. In addition, product development spending declined as it related to semiconductor products, but increased in an effort to develop new test and measurement products. Sales and administrative expenses declined 9% ($211,000) for the three month and 5% ($223,000) for the six month period compared to the corresponding prior year periods. Sales and administrative expenses in the prior year included $299,000 in the three months and $451,000 in the six months of merger transaction costs. Sales and administrative costs included approximately $446,000 of expenses for the three months and $657,000 for the six months incurred by the new Microsource entity, subsequent to the acquisition.

Interest income for the three month and six month periods declined over the prior year due to lower cash available for investment. The cash decline resulted from the purchase of Microsource and the extinguishment of its debt.

Earnings before income taxes for the three month period decreased 303% ($1,606,000) and decreased 221% ($2,647,000) for the six month period compared to the same period last year. The decline was primarily due to the reduction in gross margin caused by the decline in sales volume and the increased development costs related to the test and measurement products.

Orders for the current quarter were 17% ($1,476,000) higher than the comparable period last year. Orders were 383% ($3,429,000) higher for switching modules while orders for instruments were down 44% ($2,485,000) due to the softness of the wireless industry. The decline in orders of 13% ($263,000) for semiconductor products was a result of the continued effect of the Asian economy and downturn in the semiconductor industry. Included in the current orders is $795,000 for Microsource where there were no comparable orders in the prior year. Orders for the six month period were higher by 4% (or $626,000) which was the result of higher orders for switches of $2,987,000 and the addition of Microsource orders of $2,160,000 which were offset by reduced orders for instruments of $2,901,000 and semiconductor equipment of $1,620,000. Backlog at September 1998 was $18,968,000 compared to $6,492,000 at the March year end. The increase in backlog is a result of $12,150,000 of backlog acquired in the Microsource acquisition, an increase in switching module backlog, partially offset by the decline in orders in the instrumentation and semiconductor products.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $17,339,000 and a ratio of current assets to current liabilities of 3.1 to 1.0 at September 26, 1998. The Company continues to fund all of its working capital needs from cash provided by operations. Cash used in operations, for the six months ended September 26, 1998, was $1,435,000.

Cash and cash equivalents declined $1,941,000 and investments declined $5,724,000 in the six month period primarily due to the acquisition of Microsource and subsequent pay-off of their line of credit and bank notes. The Company spent $610,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

Management believes that cash reserves remain adequate to meet anticipated operating needs. In addition, the Company has an unsecured revolving line of credit for $7,000,000, none of which has been utilized. It is also the Company's intention to increase product development expenditures for the purpose of broadening its product base. From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company's operating expenses and require the additional use of capital resources.

YEAR 2000 (Y2K) ISSUES

The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 problem is pervasive and complex, as many computer systems, manufacturing equipment and industrial control systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such data could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its own systems and from third parties with which the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems, manufacturing equipment and industrial control systems could have a material adverse impact on the Company's ability to conduct its business.

The Company is in the process of analyzing the Company's internal systems as well as all external systems (such as vendor, customer, banking systems, etc.) upon which the Company is dependent, to identify and evaluate any potential Year 2000 issues. The Company is committed to achieving Year 2000 compliance; however, with a significant portion of the problem external and therefore outside the direct control of the Company, there can be no assurances that the Company will be fully or even significantly Year 2000 compliant at the critical juncture. In addition, as full testing of Year 2000 functionality must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to the Year 2000.

The Company has completed an inventory of internal systems, hardware, software, manufacturing equipment and embedded chips in industrial control instruments. Each of these items was identified as mission critical, mission essential; mission impaired or missions non-critical. The Company is in the process of prioritizing and evaluating mission critical and mission essential items, identifying fixes and resources as appropriate, and performing and testing corrective measures. While the Company believes that its evaluation has been comprehensive, there can be no assurance that all systems critical to Year 2000 compliance have been identified, or that the corrective actions identified will be completed on time.

The Company has completed an inventory of current products and their hardware, software, and embedded chips. Each of the Company's products was evaluated as to whether it maintained the date and if the date handling was Year 2000 compliant. All of the Company's current products, which maintained the date, were found to be Year 2000 compliant. Several of the Company's non-current products were found not to be Year 2000 compliant but the Company has determined either a manual work around or has an upgrade path to resolve the Year 2000 problem for such non-current products.

Currently, the Company is inventorying key suppliers of goods and services to the Company, and considering the potential impact on the Company and its customers of Year 2000 compliance by these suppliers. The Giga-tronics Instrument Division has mailed surveys to more than 600 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. Surveys to the suppliers of the Company's other subsidiaries and divisions are scheduled to go out during the next two fiscal quarters. The Company plans to determine if our sources pose a threat to us for their non compliance. If these sources pose a threat to us we plan to disqualify these non-complaint sources, look for alternative sources and re-qualify new suppliers to help mediate potential business disruptions. While the Company believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company can not fully evaluate the extent of potential problems and the costs associated with corrective actions.

To date, the Company has not incurred significant costs associated with Year 2000 compliance. The Company estimates the cost to complete its current compliance program will not be significant. Of these costs, less than $30,000 is associated with the upgrade of packaged software systems used by the Company's subsidiaries. These are systems that would not otherwise have been replaced or upgraded at this time. The Company may incur significant additional costs depending largely on the response from the Company's suppliers and the extent to which supplier re-qualification is needed. Cost estimates will also be reevaluated as the status of the overall compliance program is updated. There can be no assurance that actual costs will not be materially higher than currently anticipated. Most of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. The Company is unable to determine what effect the failure of systems because of Year 2000 issues by the Company or its suppliers or customers will have, but any significant failures could have an adverse material effect on the Company's results of operations and financial condition.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Due to the softness in order intake for 1999, revenues for the third quarter, excluding anticipated revenues from Microsource products, may be less than the prior year. However, it is projected at this time that cost reduction activities and continued improvement in manufacturing efficiencies may partially offset the unfavorable impact caused by the decline in revenues.

As part of its business strategy, the Company intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. The Company had acquired Viking Semiconductor Equipment, Inc. and Ultracision, Inc. in fiscal 1998 and Microsource, Inc. in fiscal 1999. The Company is subject to various risks in connection with these and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of the Company's Common Stock. Any such issuances may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company's Common Stock.

PART II, Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A.)   Annual Meeting of stockholders was held on August 11, 1998.

      (1) The vote for the nominated Directors was as follows:

          Nominee                           In Favor                    Withheld
          -------                           --------                    --------
          George H. Bruns, Jr.              3,738,884                    113,400
          James A. Cole                     3,715,850                    136,434
          Edward D. Sherman                 3,733,284                    119,000
          Robert C. Wilson                  3,709,150                    143,134

      (2) (a) Other matters voted upon at the meeting were as follows:

               Ratification of the selection of KPMG Peat Marwick LLP as independent public accountants for the fiscal year 1999 was approved as follows:

                              No. of Votes on Proposal     Percent of Votes Cast
                              ------------------------     ---------------------
               For
                                             3,847,684                    99.89%
               Against
                                                 1,400                     0.03%
               Abstain
                                                 3,200                     0.08%

                              Quorum         3,852,284                    100.0%

               Non-voted Shares = 474,015

               Outstanding shares on Record Date = 4,326,299

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GIGA-TRONICS INCORPORATED
                                             (Registrant)


Date:        11/06/98                                  /s/
         ----------------              ------------------------------------
                                       George H. Bruns, Jr.
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)


Date:        11/06/98                                  /s/
         ----------------              ------------------------------------
                                       Mark H. Cosmez II
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit                         Description
-------                         ------------------------

  27                            Financial Data Schedule