Form 10-Q
period 1998-12-26
GIGA TRONICS INC
filed 1999-02-02
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 26, 1998, or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from        to
                                                            ------    --------

        Commission File No.           0-12719
                           -------------------------------


                            GIGA-TRONICS INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         California                                        94-2656341
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


4650 Norris Canyon Road, San Ramon, CA                        94583
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:  (925) 328-4650
                              --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


Common stock outstanding as of January 28, 1998:        4,344,304
                                                     ----------------

                            GIGA-TRONICS INCORPORATED

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   Page No.
                                                                                                 --------


      ITEM 1     Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets as of December 26, 1998
                 and March 28, 1998 (unaudited) ...............................................     3

                 Consolidated Condensed Statements of Operations, three and nine months
                 ended December 26, 1998 and December 27, 1997 (unaudited).....................     4

                 Consolidated Condensed Statements of Cash Flows, nine months
                 ended December 26, 1998 and December 27, 1997 (unaudited).....................     5

                 Notes to Unaudited Consolidated Condensed Financial Statements................     6

      ITEM 2     Management's Discussion and Analysis of
                 Operations and Financial Condition............................................     9


PART II - OTHER INFORMATION

      ITEM 1
         TO 5    Not applicable

      ITEM 6     Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      (27)   Financial Data Schedule

                 (b)  Reports on Form 8-K

                      Not applicable


SIGNATURES....................................................................................     13

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                              December 26, 1998   March 28, 1998
                                                                              -----------------   --------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                        $  1,640          $  4,611
   Investments                                                                            --             5,724
   Notes receivable                                                                       --               860
   Trade accounts receivable, net of allowance                                         7,161             6,924
        of $280 and $292, respectively
   Inventories, net                                                                   13,370             8,064
   Prepaid expenses                                                                    1,135               997
   Deferred income taxes                                                               2,401             2,092
                                                                                    --------          --------
Total current assets                                                                  25,707            29,272
Property and Equipment:
   Land                                                                                  279               279
   Building and leasehold improvements                                                 1,052               782
   Machinery and equipment                                                            13,324             8,880
   Office furniture and fixtures                                                       1,069               689
                                                                                    --------          --------
Property and equipment, gross cost                                                    15,724            10,630
Less accumulated depreciation and amortization                                         8,921             7,885
                                                                                    --------          --------
Property and equipment, net cost                                                       6,803             2,745
Patents and licenses                                                                     426               577
Goodwill, net                                                                          1,172                --
Other assets                                                                             113                78
                                                                                    --------          --------
Total assets                                                                        $ 34,221          $ 32,672
                                                                                    ========          ========
Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                                                                 $  3,005          $  2,659
   Accrued commissions                                                                   493               516
   Accrued payroll and benefits                                                        1,251               939
   Accrued  warranty                                                                     673               673
   Customer advances                                                                   1,816               612
   Current portion of capital lease and other long term
    obligations                                                                          135                27
   Other current liabilities                                                             801               670
                                                                                    --------          --------
Total current liabilities                                                              8,174             6,096
Capital lease and other long term obligations, net                                       463                58
Deferred income taxes                                                                     42                57
                                                                                    --------          --------
Total liabilities                                                                      8,679             6,211
                                                                                    --------          --------
Shareholders' Equity
Preferred stock of no par value;
   Authorized 1,000,000 shares; no shares outstanding at December
   26, 1998 and March 28, 1998                                                            --                --
Common stock of no par value;
   Authorized 40,000,000 shares; 4,344,304 shares at December 26, 1998 and
      4,326,299 shares at March 28, 1998
     issued and outstanding                                                           11,578            11,532
Accumulated other comprehensive income                                                    --               (18)
Retained earnings                                                                     13,964            14,947
                                                                                    --------          --------
Total shareholders' equity                                                            25,542            26,461
                                                                                    --------          --------
Total liabilities and shareholders' equity                                          $ 34,221          $ 32,672
                                                                                    ========          ========


See accompanying notes to unaudited consolidated condensed financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                  Three Months Ended                   Nine Months Ended
                                           -------------------------------     --------------------------------
                                           Dec. 26, 1998     Dec. 27, 1997     Dec. 26, 1998      Dec. 27, 1997
                                           -------------     -------------     -------------      -------------
Net sales                                     $ 11,343          $  9,514          $ 29,050           $ 28,169

Cost of sales                                    7,653             5,598            19,213             15,734
                                              --------          --------          --------           --------
Gross profit                                     3,690             3,916             9,837             12,435

Product development                              1,124             1,792             4,100              4,396
Selling, general and administrative              2,404             2,019             6,919              6,757
Amortization of intangibles                        143               102               408                332
                                              --------          --------          --------           --------
Operating expenses                               3,671             3,913            11,427             11,485

Operating income (loss)                             19                 3            (1,590)               950

Other income                                        27                 7                65                 32
Interest income, net                                 2                97               120                319
                                              --------          --------          --------           --------
Earnings (loss) before income taxes                 48               107            (1,405)             1,301

Provision (benefit) for income taxes                14                35              (422)               393
                                              --------          --------          --------           --------
Net earnings (loss)                           $     34          $     72          $   (983)          $    908
                                              ========          ========          ========           ========

Net earnings (loss) per common share
- basic                                       $   0.01          $   0.02          $  (0.23)          $   0.21
                                              ========          ========          ========           ========

Net earnings (loss) per common share
- diluted                                     $   0.01          $   0.02          $  (0.23)          $   0.21
                                              ========          ========          ========           ========

Weighted average basic common shares
outstanding                                      4,344             4,320             4,334              4,318
                                              --------          --------          --------           --------
Weighted average diluted common
shares outstanding                               4,362             4,413             4,334              4,377
                                              --------          --------          --------           --------


See accompanying notes to unaudited consolidated condensed financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                               Nine Months Ended
                                                                        -------------------------------
                                                                        Dec. 26,1998      Dec. 27, 1997
                                                                        ------------      -------------
Cash flows from operations:
Net earnings (loss)                                                        $  (983)          $   908
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operations:
Depreciation and amortization                                                1,635             1,062
Gain (loss) on sale of fixed assets                                              7                (3)
Deferred income taxes, net                                                    (324)             (406)
Changes in operating assets and liabilities                                 (2,404)           (2,403)
                                                                           -------           -------
Net cash used in operations:                                                (2,069)             (842)
Cash flows from investing activities
Investment maturities, net                                                   5,742              (797)
Additions to property and equipment, net                                      (922)             (621)
Payment for purchase of Microsource Inc, including transaction costs          (692)               --
Advances to Microsource                                                       (940)               --
Other assets                                                                   (21)             (708)
                                                                           -------           -------
Net cash provided by (used in) investing activities                          3,167            (2,126)
Cash flows from financing activities:
Issuance of common stock                                                        46                27
Dividends paid                                                                  --               (27)
Payment on line of credit                                                   (1,500)             (189)
Payment on notes payable and long term debt                                 (2,530)             (985)
Payment on capital lease and other long term                                   (85)              (24)
                                                                           -------           -------
Net cash used in financing activities                                       (4,069)           (1,198)
Decrease in cash and cash equivalents                                       (2,971)           (4,166)
                                                                           -------           -------
Beginning cash and cash equivalents                                          4,611             6,999
Ending cash and cash equivalents                                           $ 1,640           $ 2,833
                                                                           =======           =======


Supplementary disclosure of cash flow information:

        (1) No cash was paid for interest in the nine month period ended December 26, 1998. Cash paid for interest in the nine month period ended December 27, 1997 was $46,000.

        (2) Cash paid for income taxes in the nine month period ended December 26, 1998 was $7,000. Cash paid for income taxes in the nine month period ended December 27, 1997 was $741,000.


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

        The total purchase price of $1,500,000 has been allocated to the net assets acquired based on the estimated fair value as follows (in thousands):

Accounts receivable                                               $ 1,390
Net inventory                                                       3,661
Prepaid expenses                                                      254
Property and equipment                                              4,370
Goodwill                                                            1,323
Line of credit                                                     (1,500)
Bank term loans and short term capital leases                        (913)
Notes to related parties                                             (682)
Accounts payable                                                     (985)
Accrued commissions                                                   (33)
Accrued payroll                                                      (340)
Accrued warranty                                                      (63)
Customer advances                                                  (2,004)
Other current liabilities                                            (498)
Capital lease and other long term obligations, net                   (517)
                                                                  -------
                                                                    3,463
                                                                  -------
Less advances to Microsource, net, and transaction costs           (1,963)
                                                                  -------
                                                                  $ 1,500
                                                                  =======

(3)     Inventories

        Inventories consist of the following (in thousands):


                      December 26, 1998   March 28, 1998
                      -----------------   --------------
Raw materials              $ 7,799          $ 3,943
Work-in-process              4,447            2,999
Finished goods               1,124            1,122
                           -------          -------
Total inventories          $13,370          $ 8,064
                           =======          =======


(4)     Earnings Per Share

        Basic earnings per share is calculated by dividing net income or loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128. The shares used in per share computations for the fiscal periods ended December 26, 1998 and December 27, 1997 are as follows:


                                                    Three Months Ended               Nine Months Ended
                                              -------------------------------  -------------------------------
                                              Dec. 26, 1998     Dec. 27, 1997  Dec. 26, 1998     Dec. 27, 1997
                                              -------------     -------------  -------------     -------------
Net earnings (loss)                              $    34          $    72          $  (983)          $   908
                                                 =======          =======          =======           =======

Weighted average common shares
outstanding:                                       4,344            4,320            4,334             4,318
Common share equivalents:                             18               93               --                59
                                                 -------          -------          -------           -------
Weighted average common shares
outstanding assuming dilution                      4,362            4,413            4,334             4,377
                                                 =======          =======          =======           =======

Net earnings (loss) per share of common
stock                                            $  0.01          $  0.02          $ (0.23)          $  0.21
                                                 =======          =======          =======           =======
Net earnings (loss) per share of common
stock assuming dilution                          $  0.01          $  0.02          $ (0.23)          $  0.21
                                                 =======          =======          =======           =======

Number of stock options not included in
the computation                                      443               --              376               165
                                                 -------          -------          -------           -------


        The number of stock options not included in the computation of diluted EPS for the nine month period ended December 26, 1998 reflects a loss from continuing operations and the options are therefore antidilutive.

        The number of stock options not included in the computation of diluted EPS for the three month period ended December 26, 1998 and the nine month period ended December 27, 1997 reflects stock options where the exercise prices were greater than the average market price of the common shares and are therefore antidilutive.

(5)     Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130,"Reporting Comprehensive Income". SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. " Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending March 27, 1999. Total comprehensive gain was $34,000 and $66,000 for the three month period ended December 26, 1998 and December 27, 1997. Total comprehensive loss was $965,000 for the nine months ended December 26,1998. Total comprehensive income was $881,000 for the nine months ended December 27, 1997.

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

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 26, 1998 AND DECEMBER 27, 1997

Net sales for the three month and nine month period ended December 26, 1998 increased 19.2% ($1,829,000) and 3% ($881,000), respectively, compared with the same periods last year. Sales for semiconductor products decreased 10% ($304,000) in the quarter and 42% ($3,483,000) for the nine month period principally due to declining orders related to the Asian markets and the downturn in the semiconductor industry. Sales for power meters (PM) and instruments also decreased 21% ($1,069,000) in the quarter and 13% ($2,039,000) for the nine month period due to a slowdown in new orders. These declines were offset by sales for switching modules which have increased 61% ($852,000) in the quarter and 8% ($337,000) for the nine month period due to a pickup in new orders. Also, these declines were offset by additional sales of $2,350,000 in the quarter and $6,066,000 for the nine month period by Microsource Inc., which was acquired by the Company in May 1998.

Gross profit for the three month and the nine month period decreased by 6% ($226,000) and 21% ($2,598,000), respectively, due to higher labor and material costs in the products shipped. Gross margin as a percent of sales for the three months decreased to 33% compared to 41% in the prior year period and the nine months decreased to 34% compared to 44% for the prior year period due to product mix. The lower gross profit percentage on the sales for Microsource products as compared to the Company's other products also contributed to the decline in margin as a percent of sales as compared to the prior year.

Operating expenses for the three month and for the nine month period declined 6% ($242,000) and 1% ($58,000), respectively, compared with the corresponding period in the prior year. Product development expenses for the three month and nine month period decreased 37% ($668,000) and 7% ($296,000), respectively, compared with the prior year periods principally due to reduced external development of semiconductor products partially offset by the addition of Microsource's product development costs. There was $49,000 in the three months and $273,000 in the nine months of product development spending at Microsource. Sales and administrative expenses increased by 19% ($385,000) for the three month and 2% ($162,000) for the nine month period compared to the corresponding prior year periods. Sales and administrative expenses in the prior year included $227,000 in the three months and $678,000 in the nine months of merger transaction costs. Sales and administrative costs included approximately $480,000 of expenses for the three months and $1,137,000 for the nine months incurred by the Microsource subsidiary subsequent to the acquisition.

Interest income for the three month and nine month periods declined over the prior year due to lower cash available for investment. The cash decline resulted from the purchase of Microsource and the extinguishment of its debt.

Earnings before income taxes for the three month period decreased 55% ($59,000) and decreased 208% ($2,706,000) for the nine month period compared to the same period last year. The decline was primarily due to the reduction in gross margin caused by the adverse product mix.

Orders for the current quarter were 16% ($1,340,000) lower than the comparable period last year. Orders were 26% ($309,000) higher for switching modules while orders for instruments were down 26% ($1,349,000) due to the softness of the wireless industry. The decline in orders of 87% ($1,698,000) for semiconductor products was a result of the continued effect of the Asian economy and downturn in the semiconductor industry. Included in the current orders is $1,398,000 for Microsource where there were no comparable orders in the prior year. Orders for the nine month period were lower by 2% (or $714,000) which was the result of higher orders for switches of $3,296,000 and the addition of Microsource orders of $3,558,000 which were offset by reduced orders for instruments of $4,250,000 and semiconductor equipment of $3,318,000. Backlog at December 1998 was $14,651,000 compared to $6,492,000 at the March year end. The backlog decreased when excluding $12,150,000 of backlog acquired in the Microsource acquisition. The decrease in backlog is a result of the decline in orders in the instrumentation and semiconductor products, partially offset by increase in switching module backlog.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $17,533,000 and a ratio of current assets to current liabilities of 3.1 to 1.0 at December 26, 1998. The Company continues to fund all of its working capital needs from cash provided by operations. Cash used in operations, for the nine months ended December 26, 1998, was $2,069,000.

Cash and cash equivalents declined $2,971,000 and investments declined $5,724,000 in the nine month period primarily due to the acquisition of Microsource and subsequent pay-off of their line of credit and bank notes. The Company spent $922,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

Management believes that cash reserves and its unsecured revolving line of credit for $7,000,000 (none of which has been utilized) remain adequate to meet anticipated operating needs. It is also the Company's intention to increase product development expenditures for the purpose of broadening its product base. From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company's operating expenses and require the additional use of capital resources.

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

Currently, the Company is inventorying key suppliers of goods and services to the Company, and considering the potential impact on the Company and its customers of Year 2000 compliance by these suppliers. The Giga-tronics Instrument Division has mailed surveys to more than 600 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. The Ascor subsidiary has mailed surveys to more than 50 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. Surveys to the suppliers of the Company's other subsidiaries and divisions are scheduled to go out during the next fiscal quarter. The Company plans to determine if our sources pose a threat to us for their non compliance. If these sources pose a threat to us we plan to disqualify these non-complaint sources, look for alternative sources and re-qualify new suppliers to help mediate potential business disruptions. While the Company believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company can not fully evaluate the extent of potential problems and the costs associated with corrective actions.

To date, the Company has not incurred significant costs associated with Year 2000 compliance. The Company estimates the cost to complete its current compliance program will not be significant. Of these costs, less than $40,000 is associated with the upgrade of packaged software systems used by the Company's subsidiaries. These are systems that would not otherwise have been replaced or upgraded at this time. The Company may incur significant additional costs depending largely on the response from the Company's suppliers and the extent to which supplier re-qualification is needed. Cost estimates will also be reevaluated as the status of the overall compliance program is updated. Currently, the Company has no other contingency plan for Year 2000 compliance. There can be no assurance that actual costs will not be materially higher than currently anticipated. Most of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. The Company is unable to determine what effect the failure of systems because of Year 2000 issues by the Company or its suppliers or customers will have, but any significant failures could have an adverse material effect on the Company's results of operations and financial condition.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Due to the softness in order intake for 1999, revenues for the fourth quarter, excluding anticipated revenues from Microsource products, may be less than the prior year. However, it is projected at this time that cost reduction activities and improvement in manufacturing efficiencies may partially offset the unfavorable impact caused by the decline in revenues.

As part of its business strategy, the Company intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. The Company had acquired Viking Semiconductor Equipment, Inc. and Ultracision, Inc. in fiscal 1998 in transactions accounted for as a pooling of interests and Microsource, Inc. in fiscal 1999 in a transaction accounted for as a purchase. The Company is subject to various risks in connection with these and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of the Company's Common Stock. Any such issuances may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company's Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GIGA-TRONICS INCORPORATED
                                            (Registrant)


Date:        2/1/99               /s/ GEORGE H. BRUNS, JR.
         ----------------         ----------------------------------------
                                  George H. Bruns, Jr.
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)



Date:        2/1/99               /s/ MARK H. COSMEZ II
         ----------------         ----------------------------------------
                                  Mark H. Cosmez II
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Accounting Officer)