Form 10-K
period 1999-03-27
GIGA TRONICS INC
filed 1999-06-21
CIK 719274

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 27, 1999, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from________ to ________

     Commission File No. 0-12719
                         ----------------

                            GIGA-TRONICS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                              94-2656341
   -------------------------------         -----------------------------------
   (State or other jurisdiction of         I.R.S. Employer Identification No.)
    incorporation or organization)

  4650 Norris Canyon Road, San Ramon, CA                     94583
  ----------------------------------------                 ----------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number: (925) 328-4650
                               --------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of June 15, 1999 was $6,660,973. For purposes of this determination only, directors and officers of the Registrant have been assumed to be affiliates. There were a total of 4,361,902 shares of the Registrant's Common Stock outstanding as of June 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents have been incorporated by reference into the parts indicated:


         PART OF FORM 10-K                  DOCUMENT
         -----------------                  ------------------------------------

         PART II                            Registrant's ANNUAL REPORT TO
         Items 5, 6, 7 and 8                SHAREHOLDERS for the fiscal year
                                            ended March 27, 1999.

         PART III                           Registrant's PROXY STATEMENT for
         Items 10, 11, 12 and 13            its 1999 annual meeting of
                                            shareholders to be filed no later
                                            than 120 days after the close of the
                                            fiscal year ended March 27, 1999.

                                     PART I


         The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed under "Certain Factors Which May Adversely Affect Future Operations Or An Investment In The Company" in
Item 1 below and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference on pages 7 through 9 of the Company's 1999 Annual Report to Shareholders.


ITEM 1. BUSINESS


General

         Giga-tronics Incorporated (Giga-tronics) includes the operations of Giga-tronics Instrument division, and its wholly owned subsidiaries, ASCOR, Inc. (ASCOR), Viking Semiconductor Equipment, Inc. (Viking), Ultracision, Inc. (Ultracision), and Microsource, Inc. (Microsource).

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

         Effective July 23, 1996, Giga-tronics acquired ASCOR. ASCOR, located in Fremont, California, designs, manufactures, and markets a line of switching and connecting devices that link together many specific purpose instruments that comprise a portion of automatic test systems. ASCOR offers a family of switching and interface test adapters as standard VXI configured products, as well as complete system integration services to the Automatic Test Equipment market.

         Effective June 27, 1997, Giga-tronics completed a merger with Viking by issuing approximately 420,000 shares of the Company's common stock in exchange for all of the common stock of Viking. The merger was accounted for using the pooling-of-interests method of accounting. Viking, which is now located in Santa Clara, California, manufactures and markets a line of optical inspection equipment used to manufacture and test semiconductor devices.

         Effective December 2, 1997, Giga-tronics completed a merger with Ultracision by issuing approximately 517,000 shares of the Company's common stock in exchange for all of the common stock of Ultracision. The merger was accounted for using the pooling-of-interests method of accounting. Ultracision is a manufacturer of automation equipment for the test and inspection of silicon wafers. Ultracision additionally produces a line of probers for the testing and inspection of silicon devices.

         Effective May 18, 1998, Giga-tronics Inc. completed an acquisition of Microsource. All the outstanding shares of Microsource were exchanged for $1,500,000 plus contingent future payments based on earnings from Microsource for the next two years. The acquisition was accounted for using the purchase method of accounting. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in manufacturing a wide variety of microwave instruments or devices.

         The Company intends to broaden its product lines and expand its market, both by internal development of new products and through the acquisition of other business entities. From time to time, the Company considers a variety of acquisition opportunities.

Industry Segments

         The Company manufactures products used in test, measurement and handling. The Company conducts its business primarily in four operating segments; Giga-tronics Instruments, ASCOR, Microsource and the Semiconductor Equipment Group (Viking and Ultracision).


Products and Markets


         Giga-tronics Instruments

         The Giga-tronics Instruments segment produces signal sources, generators and sweepers, and power measurement instruments for use in the microwave and RF frequency range (10 kHz to 75 GHz). Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions. The end-user markets for these products can be divided into three broad segments: commercial telecommunications, radar and electronic warfare. This segment's instruments are used in the design, production, repair and maintenance and calibration of other manufacturers' products, from discrete components to complex systems.


         ASCOR

         The ASCOR segment produces switch modules, and interface adapters that operate with a bandwidth from direct current (DC) to 18 GHz. This segment's switch modules may be incorporated within its customer's automated test equipment. The end-user markets for these products are primarily related to electronic warfare, though the VXI architecture may become more accepted by the telecommunications market.


         Microsource

         The Microsource segment develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in manufacturing a wide variety of microwave instruments or devices.


         Semiconductor Equipment Group

         The Semiconductor Equipment Group manufactures and markets a line of optical inspection equipment used in the testing of semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment. Further, the Semiconductor Equipment Group manufactures automation equipment for the test inspection and robotic handling of silicon wafers in addition to a line of probers for the testing and inspection of silicon devices. These products are used by Semiconductor manufacturers and various other suppliers to the Semiconductor industry.


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

Importance of Limited Number of Customers

         The Company had been a leading supplier of microwave and radio frequency (RF) test instruments to various U.S. Government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. Government agencies will remain significant in fiscal 2000, even though the outlook for defense-related orders continues to be soft. As a result of the Microsource Inc. acquisition, the Company is more dependent on U.S. Government defense agencies. This acquisition increased the percentage in fiscal 1999 of defense-related agency sales from 9% without Microsource Inc. to 24% with their inclusion. Defense-related agencies accounted for 24%, 12% and 28% of net sales in fiscal 1999, 1998 and 1997, respectively. Commercial business accounted for 76%, 88% and 72%, of net sales in fiscal 1999, 1998 and 1997, respectively. In the past several years, sales to the defense industry in general, and direct sales to the United States and foreign government agencies in particular, have declined. Giga-tronics believes this softening of product orders, and the resulting decline in defense sales revenues, is indicative of the world-wide decline in governmental defense spending. Any further decline in defense orders as a consequence of the foregoing circumstance, or otherwise, could have a material adverse effect on the business, operating results, financial condition and cash flows of Giga-tronics.

Backlog of Orders

         On March 27, 1999, Giga-tronics had a backlog of approximately $17,792,000 compared to $6,492,000 at March 28, 1998. Included in the March 27, 1999 backlog is $11,066,000 for Microsource Inc. Orders for the Company's products include program orders from both the U.S. Government and defense contractors, with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not necessarily be indicative of sales for any period.

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

Competition

         Giga-tronics is engaged in a highly competitive field. Competition from numerous existing companies is intense and potential new entrants could increase competitive pressures. The Company's instrument, switch, oscillator and synthesizer products compete with Hewlett Packard, Anritsu, Racal, IFR and Rhode & Schwarz while the Semiconductor Equipment Groups products compete with various other competitors. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics. There can be no assurance that any products developed by these competitors will not gain greater market acceptance than any developed by Giga-tronics. Accordingly, Giga-tronics will be required to continue to devote substantial resources and efforts to marketing and research and development activities.

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


Sales and Marketing

         The Giga-tronics Instruments, ASCOR and Microsource markets their products direct and through various distributors and representatives to government and commercial customers, although not necessarily through the same distributors and representatives. The Semiconductor Equipment Group markets its equipment direct and through separate distributors and sales representatives to semiconductor manufacturers.


Product Development

         Products of the type manufactured by the Company historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.

         Product development expense was approximately $5,313,000, $6,200,000 and $4,581,000 in fiscal 1999, 1998 and 1997, respectively. Activities included the development of new products and the improvement of existing products. It is management's intention to maintain expenditures for product development at levels required to sustain its competitive position. All of the Company's product development activities are internally funded and expensed as incurred until technological feasibility is achieved. Giga-tronics expects to continue to make significant investments in research and development.


Manufacturing

         The assembly and testing of Giga-tronics Instrument's Microwave, RF and power measurement products is done at its San Ramon facility. The assembly and testing of ASCOR's switching and connecting devices is done at its Fremont facility. The assembly and testing of Microsource's line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers is done at its Santa Rosa facility. The assembly and testing of the Semiconductor Equipment Group's products is done at its Santa Clara facility.


Environment

         To the best of its knowledge, the Company is in compliance with all federal, state and local laws and regulations involving the protection of the environment.

Employees

         As of March 27, 1999, the Company employed 293 persons. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company's employees is represented by a labor union, and the Company considers its employee relations to be satisfactory.


Information about Foreign Operations

         The Company sells to its international customers through a network of foreign technical sales representative organizations. Sales to foreign customers were approximately $7,665,000, $10,410,000 and $11,896,000 in fiscal 1999, 1998 and 1997, respectively. The Company has no foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar.


Certain Factors Which May Adversely Affect Future Operations Or An Investment In The Company

         With the addition of Microsource Inc. the Company's defense-related orders have become more important. If the defense market should soften, shipments in the current year could fall short of plan with a concurrent decline in earnings. Current softness in the market for the Company's commercial products has resulted in a leveling of the commercial backlog. If this trend cannot be reversed in the near term, shipments in the current year could fall short of plan with a continued decline in earnings. The Company at this time is engaged in cost reduction activities and improvement in manufacturing efficiencies which may partially offset any unfavorable impact caused by a decline in revenues. Also, the Company believes that growth can be realized by maintaining an effective new product development program, aggressively pursuing new markets, and vigorously competing for defense business. In addition, the Company intends to broaden its product lines and expand its markets. Nevertheless, there is no assurance these efforts will lead to increased sales in the near term.

         During fiscal years 1999, 1998 and 1997, Giga-tronics made four business acquisitions: Microsource, Ultracision, Viking and ASCOR. Giga-tronics has acquired these companies with the expectation that the acquisitions would result in long-term strategic benefits. The realization of the benefits sought from these acquisitions depends on the ability of Giga-tronics to effectively utilize the joint product development capabilities, sales and marketing capabilities, administrative organizations and facilities of these companies. There can be no assurance that these benefits will be achieved or that the activities of these companies will be integrated in a coordinated, timely and efficient manner. The combination of these entities also will require the dedication of management resources, which will detract such persons' attention from the day-to-day business of Giga-tronics. There can be no assurance the integration will be completed without disrupting Giga-tronics businesses. The inability of Giga-tronics to effectively utilize resources and to achieve integration in a timely and coordinated fashion could result in a material adverse effect on Giga-tronics' financial condition, operating results and cash flows.

         Prior to the acquisition of Viking and Ultracision, Giga-tronics had no experience in the semiconductor manufacturing equipment industry. As a result, integration of these companies may be difficult. The difficulties may be increased by addressing possible differences in corporate cultures and management philosophies. Finally, expenditures related to the development of new products by these subsidiaries have, and may in the future, impact the financial results of Giga-tronics. The future success of Giga-tronics may depend on its ability to steadily incorporate advancements in semiconductor manufacturing technologies into its new products. The impact of these new subsidiaries on the operations of Giga-tronics remains uncertain.

         The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. Giga-tronics believes that its future success will depend in part upon its ability to develop and commercialize its existing products and to develop new products and applications and in part to develop, manufacture and successfully introduce new products and product lines with improved capabilities and to continue to enhance existing products. There can be no assurance that Giga-tronics will successfully complete the development of current or future products or that such products will achieve market acceptance.

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


ITEM 2. PROPERTIES

         As of March 27, 1999, Giga-tronics Instrument's executive, marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2006.

         ASCOR's marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices are located in approximately 12,160 square feet in Fremont, California, under a lease that expired on January 31, 1999 and the Company is renting this facility on a month to month basis. The Company will continue to rent this facility on a month to month basis until the new facilities to be leased by the Company under a lease expiring in 2006 are completed. These facilities will be approximately 18,600 square feet in Fremont, California.

         Microsource's marketing, sales and engineering offices and manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 35,000 square foot facility in Santa Rosa, California, which the Company occupies under a lease expiring May 31, 2003.

         The Semiconductor Equipment Group's marketing, sales and engineering offices and manufacturing facilities for its automation equipment for the inspection of silicon wafers, prober line and optical inspection equipment used in the manufacture and test of semiconductor devices are located in an approximately 20,400 square foot facility in Santa Clara, California, under a lease expiring on June 30, 2002.


ITEM 3. LEGAL PROCEEDINGS

         As of March 27, 1999, the Company has no pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 27, 1999. Executive Officers of the Company are listed on page 16 of this Form 10-K.

                                     PART II


         The Registrant's Annual Report to Shareholders for the year ended March 27, 1999, is filed as Exhibit 13.0 with the Form 10-K (the "1999 Annual Report"). The information responsive to Items 5, 6, 7 and 8, which is contained in the 1999 Annual Report, is specifically incorporated by reference in this Form 10-K. With the exception of such information, the 1999 Annual Report is not deemed filed as part of this report.


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference from the 1999 Annual Report, see "Common Stock Market Prices" which appears on page 24.


ITEM 6. SELECTED FINANCIAL DATA

         Incorporated by reference from the 1999 Annual Report, see "Selected Financial Data" which appears beginning on page 23.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Incorporated by reference from the 1999 Annual Report, see "Management's Discussion and Analysis" which appears on pages 7 to 9.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Financial instruments that expose the company to market risk are cash and cash equivalents. The investments are held in recognized financial instruments, have short term maturities and therefore have limited market risk. While the Company has sales in foreign countries, all such sales are denominated in U.S. dollars and therefore the company is not subject to foreign currency risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following items which appear in the 1999 Annual Report are incorporated by reference:

       Consolidated Balance Sheets................................................           page 10
       Consolidated Statements of Operations......................................           page 11
       Consolidated Statements of Shareholders' Equity............................           page 12
       Consolidated Statements of Cash Flows......................................           page 13
       Notes to Consolidated Financial Statements.................................           page 14 - 21
       Independent Auditors' Report...............................................           page 22


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Company is set forth under the heading "Election of Directors" of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 1999.


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding the Company's compensation of its executive officers is set forth under the heading "Executive Compensation" of the Proxy Statement, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under the heading "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 1999.

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


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                     1999 Annual Report
                                                                       to Shareholders
Financial Statements                                                      (Page No.)
--------------------                                                 ------------------
Consolidated Balance Sheets -                                                 10
  As of March 27, 1999 and
  March 28, 1998

Consolidated Statements of Operations -                                       11
  Years Ended March 27, 1999,
  March 28, 1998 and March 29, 1997

Consolidated Statements of Shareholders' Equity -                             12
  Years Ended March 27, 1999,
  March 28, 1998 and March 29, 1997

Consolidated Statements of Cash Flows -                                       13
  Years Ended March 27, 1999,
  March 28, 1998 and March 29, 1997

Notes to Consolidated Financial Statements                                    14 - 21

Independent Auditors' Report                                                  22


                                                                           Form 10-K
(a)(2)  Schedules                                                          (Page No.)
-----------------                                                          ----------
Report on Financial Statement Schedule and                                    14
  Consent of Independent Auditors

Schedule II - Valuation and Qualifying                                        15
       Accounts


         All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

         Except for those portions thereof incorporated by reference in this Form 10-K, the 1999 Annual Report and the Proxy Statement are not to be deemed filed as part of this report.

(a)(3)   Exhibits

         Reference is made to the Exhibit Index which is found on page 17 of this Form 10-K Report.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 27, 1999.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               GIGA-TRONICS INCORPORATED



                                               By /s/   GEORGE H. BRUNS, JR.
                                                  ----------------------------
                                                  George H. Bruns, Jr.
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/     GEORGE H. BRUNS, JR.                      Chairman of the Board                           6/16/99
-------------------------------------          and Chief Executive Officer                 --------------------
George H. Bruns, Jr.                          (Principal Executive Officer)                       (Date)


/s/     MARK H. COSMEZ II                        Vice President, Finance                          6/16/99
-------------------------------------          and Chief Financial Officer                 --------------------
Mark H. Cosmez II                            (Principal Accounting Officer)                        (Date)


/s/      JAMES A. COLE                                  Director                                  6/18/99
-------------------------------------                                                      --------------------
James A. Cole                                                                                     (Date)

/s/     ROBERT C. WILSON                                Director                                  6/18/99
-------------------------------------                                                      --------------------
Robert C. Wilson                                                                                  (Date)

/s/     WILLIAM E. WILSON                               Director                                  6/17/99
-------------------------------------                                                      --------------------
William E. Wilson                                                                                 (Date)

                                                                    Exhibit 23.0


              REPORT ON FINANCIAL STATEMENT SCHEDULE AND CONSENT OF
                              INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Giga-tronics Incorporated


         The audits referred to in our report dated May 4, 1999 included the related financial statement schedule as of March 27, 1999 and for the years ended March 27, 1999, March 28, 1998, and March 29, 1997, incorporated herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


         We consent to incorporation by reference in the registration statements (Nos. 333-34719, 333-39403, and 333-48889) on Form S-8 and (No. 333-50091) on
Form S-3 of Giga-tronics Incorporated of our reports included herein or incorporated herein by reference.


                                                            /s/
                                                       ------------------------
                                                       KPMG LLP

Mountain View, California
June 17, 1999

                            GIGA-TRONICS INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



        Column A                            Column B            Column C            Column D            Column E
-----------------------------------------------------------------------------------------------------------------
                                          Balance at           Charged to                               Balance
                                          Beginning of          Cost and           Deductions            At End
      Description                            Period             Expenses          (Recoveries)          of Period
-----------------------------------------------------------------------------------------------------------------
Year ended March 27, 1999

Allowances deducted from assets:

Accounts receivable:
For doubtful accounts(1)                    $292,644            $152,581            $ 10,612             $434,613
                                            ---------------------------------------------------------------------
Total                                       $292,644            $152,581            $ 10,612             $434,613
                                            =====================================================================

Year ended March 28, 1998

Accounts receivable:
For doubtful accounts(1)                    $323,983            $ 39,800            $ 71,139             $292,644
                                            ---------------------------------------------------------------------
Total                                       $323,983            $ 39,800            $ 71,139             $292,644
                                            =====================================================================
Year ended March 29, 1997

Accounts receivable:
For doubtful accounts(1)                    $293,827            $ 23,451            $ (6,705)            $323,983
                                            ---------------------------------------------------------------------
Total                                       $293,827            $ 23,451            $ (6,705)            $323,983
                                            =====================================================================


(1) Allowance for accounts receivable collection exposure.

                            GIGA-TRONICS INCORPORATED
                               EXECUTIVE OFFICERS



Name                        Age       Position
----                        ---       --------
George H. Bruns, Jr.        80        Chief Executive Officer since January, 1995, Chairman of the Board and a Director of the
                                      Company. One of the founders of the Company in 1980 and has been a Director since inception.
                                      Mr. Bruns is General Partner of The Bruns Company, a private venture investment and management consulting firm. Mr. Bruns is Director of Testronics, Inc. of McKinney, Texas.

Mark H. Cosmez II           48        Vice President, Finance/Chief Financial Officer, Giga-tronics from October 1997. Before joining the company, Mr. Cosmez was the Chief Financial Officer for Pacific Bell Public
                                      Communications. Prior to 1997, he was the Vice President of Finance and Chief Financial
                                      Officer for International Microcomputer Software Inc. (IMSI), a NASDAQ traded software company. From 1994 to 1995, he was the corporate controller for The Software Toolworks Inc.

James R. Koehn              58        President, Giga-tronics Instrument division as of May 1998. From January 1995 to April 1998,
                                      Mr. Koehn previously served as President of Marconi Instruments, Inc. of Fort Worth, Texas.
                                      Prior to December 1994 he was a Vice President at Tektronix.

Jeffrey T. Lum              53        President, ASCOR, Inc. since November 1987. Founded the Company in 1987 and has been
                                      President since inception. Before founding ASCOR, Mr. Lum was Vice President and founder of
                                      Autek Systems Corporation.

Daniel S. Markowitz         48        President, Ultracision, Inc. and Viking Semiconductor Equipment, Inc. since April 1999.
                                      Assistant to the Chairman of Giga-tronics, Inc. from September 1998 to March 1999. Vice
                                      President, Automation Products, Ultracision, Inc. from February 1996 to August 1998. Mr.
                                      Markowitz was the General Manager of Mar Engineering from September 1993 to January 1996.

Robert A. Smith             58        President, Microsource, Inc. from October 12, 1998. Before joining the Company, Mr. Smith was the Executive Vice President of Haskel International, Inc. and the President of IPG from
                                      1995 to 1998. From 1994 to 1995 he was the President and CEO of Industrial Tools, Inc.

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

2.3 Agreement and Plan of Reorganization, dated as of June 6, 1997, by and among Giga-tronics Incorporated, GTV Acquisition Corp. and Viking Semiconductor Equipment, Inc., as previously filed on June 13, 1997, as
         Exhibit 2.3 to Form 10-K for the fiscal year ended March 29, 1997.

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

3.1*     Articles of Incorporation of Registrant, as amended.

3.2      By-laws of Registrant, as amended, previously filed on June 23, 1998 as
         Exhibit 3.2 to Form 10-K for the fiscal year ended March 28, 1998, and incorporated herein by reference.

10.1 1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on December 3, 1997 as Exhibit 19.1 to Form S-8 and incorporated herein by reference.

10.2*    Standard form Indemnification Agreement for Directors and Officers.

10.3 Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as an exhibit to Form 10-K for the fiscal year ended March 26, 1994.

10.4     Employee Stock Purchase Plan, previously filed on August 29, 1997, as
         Exhibit 99.1 to Form S-8, and incorporated herein by reference.

10.5 Form of Incentive Stock Option Agreements for Ultracision, Inc., as Amended by the Assumed Option Agreement, as previously filed on March 30, 1998 as Exhibit 99.3 to Form S-8 and incorporated herein by reference.

13.0*    1999 Annual Report to Shareholders.

23.0 Report on Financial Statement Schedule and Consent of Independent Auditors. (See page 14 of this Annual Report on Form 10-K.)

27.0*    Financial Data Schedule.


* Attached as exhibits to this Form 10-K.