Form 10-Q
period 1999-06-26
GIGA TRONICS INC
filed 1999-07-26
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the period ended June 26, 1999, or

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

        Commission File No.     0-12719
                            ----------------

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


                         Yes   [X]             No   [ ]


Common stock outstanding as of July 20, 1999:                    4,361,902
                                                              ----------------

                            GIGA-TRONICS INCORPORATED

                                      INDEX



PART I - FINANCIAL INFORMATION                                                            Page No.
------------------------------                                                            --------
      ITEM 1     Consolidated Financial Statements:

                 Consolidated Balance Sheets as of June 26, 1999
                 and March 27, 1999 (unaudited) ...............................................3

                 Consolidated Statements of Operations, three months
                 ended June 26, 1999 and June 27, 1998 (unaudited).............................4

                 Consolidated Statements of Cash Flows, three months
                 ended June 26, 1999 and June 27, 1998 (unaudited).............................5

                 Notes to Unaudited Consolidated Financial Statements..........................6

      ITEM 2     Management's Discussion and Analysis of
                 Operations and Financial Condition............................................8


PART II - OTHER INFORMATION

      ITEM 1
         TO 5    Not applicable

      ITEM 6     Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      (27)   Financial Data Schedule

                 (b)  Reports on Form 8-K

                      Not applicable


SIGNATURES....................................................................................12

                            GIGA-TRONICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (In thousands, except share data)


                                                                         June 26, 1999   March 27, 1999
                                                                         -------------   --------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                $ 2,991         $ 2,686
   Trade accounts receivable, net of allowance
        of $393 and $435, respectively                                        6,596           6,434
   Inventories, net                                                          12,675          13,249
   Prepaid expenses                                                           1,195           1,108
   Deferred income taxes                                                      2,309           2,309
                                                                            -------         -------
Total current assets                                                         25,766          25,786
Property and Equipment:
   Building and leasehold improvements                                          311             311
   Machinery and equipment                                                   13,666          13,460
   Office furniture and fixtures                                              1,105           1,060
                                                                            -------         -------
Property and equipment, gross cost                                           15,082          14,831
Less accumulated depreciation and amortization                                9,615           9,179
                                                                            -------         -------
Property and equipment, net cost                                              5,467           5,652
Patents and licenses                                                            271             349
Goodwill, net                                                                 1,122           1,194
Deferred income taxes                                                           169             169
Other assets                                                                    105             109
                                                                            -------         -------
Total assets                                                                $32,900         $33,259
                                                                            =======         =======
Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                                                           2,566           3,022
   Accrued commissions                                                          439             369
   Accrued payroll and benefits                                               1,527           1,346
   Accrued  warranty                                                            476             467
   Customer advances                                                          1,418           1,648
   Current portion of capital lease and other long term obligations             112             112
   Other current liabilities                                                    823             801
                                                                            -------         -------
Total current liabilities                                                     7,361           7,765
Capital lease and other long term obligations, net                              717             784
                                                                            -------         -------
Total liabilities                                                             8,078           8,549
                                                                            -------         -------
Shareholders' Equity
Preferred stock of no par value;                                                 --              --
   Authorized 1,000,000 shares; no shares outstanding at June 26,
   1999 and March 27, 1999
Common stock of no par value;                                                11,621          11,621
   Authorized 40,000,000 shares; 4,361,902 shares outstanding at
   June 26, 1999 and March 27, 1999
Retained earnings                                                            13,201          13,089
                                                                            -------         -------
Total shareholders' equity                                                   24,822          24,710
                                                                            -------         -------
Total liabilities and shareholders' equity                                  $32,900         $33,259
                                                                            =======         =======


      See accompanying notes to unaudited consolidated financial statements

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                              Three Months Ended
                                                              ------------------
                                                        June 26, 1999     June 27, 1998
                                                        -------------     -------------
Net sales                                                  $ 11,505          $  8,677

Cost of sales                                                 8,054             5,364
                                                           --------          --------
Gross profit                                                  3,451             3,313

Product development                                             870             1,446
Selling, general and administrative                           2,295             2,235
Amortization of intangibles                                     150               125
                                                           --------          --------
Operating expenses                                            3,315             3,806

Operating income                                                136              (493)

Other income (expense)                                           27                 4
Interest income (expense), net                                   (1)              112
                                                           --------          --------
Earnings before income taxes                                    162              (377)

Provision for income taxes                                       50              (113)
                                                           --------          --------
Net earnings                                               $    112          $   (264)
                                                           ========          ========

Earnings per common share - basic                          $   0.03          $  (0.06)
                                                           ========          ========

Earnings per common share - diluted                        $   0.03          $  (0.06)
                                                           ========          ========

Weighted average basic common shares outstanding              4,362             4,326
                                                           --------          --------
Weighted average diluted common shares outstanding            4,372             4,326
                                                           --------          --------



     See accompanying notes to unaudited consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                Three Months Ended
                                                                                ------------------
                                                                          June 26, 1999    June 27, 1998
                                                                          -------------    -------------
Cash flows provided from operations:
Net earnings (loss)                                                          $   112          $  (264)
Adjustments to reconcile net earnings (loss) to net cash provided by
   (used in) operations:
Depreciation and amortization                                                    591              472
Gain on sale of fixed assets                                                      --                7
Deferred income taxes, net                                                        --                3
Changes in operating assets and liabilities                                     (142)          (1,030)
                                                                             -------          -------
Net cash provided by (used in) operations                                        561             (812)

Cash flows from investing activities
Investment maturities, net                                                        --            3,413
Additions to property and equipment, net                                        (256)            (362)
Payment for purchase of Microsource Inc, including transaction costs              --             (605)
Advances to Microsource                                                           --             (940)
Other assets                                                                       4              (30)
                                                                             -------          -------
Net cash (used in) provided by investing activities                             (252)           1,476

Cash flows from financing activities:
Proceeds (payment) on line of credit                                              --           (1,500)
Proceeds (payment) on notes payable and long term debt                            --           (1,449)
Other long term obligations                                                       (4)             (18)
                                                                             -------          -------
Net cash used in financing activities                                             (4)          (2,967)
Increase (decrease) in cash and cash equivalents                                 305           (2,303)
                                                                             -------          -------
Beginning cash and cash equivalents                                            2,686            4,611
Ending cash and cash equivalents                                             $ 2,991          $ 2,308
                                                                             =======          =======

Supplementary disclosure of cash flow information:

      (1) No cash was paid for interest in the three month periods ended June 26, 1999 and June 27, 1998.

      (2) Cash paid for income taxes in the three month period ended June 26, 1999 was $800.00. No cash was paid for taxes in the three month period ended June 27, 1998.


     See accompanying notes to unaudited consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)     Basis of Presentation

        The financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 27, 1999.

(2)     Inventories

        Inventories consist of the following (in thousands):

                                             June 26, 1999        March 27, 1999
                                             -------------        --------------
         Raw materials                          $ 6,392              $ 6,386
         Work-in-process                          5,432                6,124
         Finished goods                             851                  739
                                                -------              -------
         Total inventory                        $12,675              $13,249
                                                =======              =======

(3)     Earnings Per Share

        Basic earnings per share is calculated by dividing net income or loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128. The shares used in per share computations for the fiscal quarters ended June 26, 1999 and June 27, 1998 are as follows:

                                                                            Three Months Ended
                                                                            ------------------
                                                                      June 26, 1999   June 27, 1998
                                                                      -------------   -------------
        Net earnings (loss)                                              $   112         $  (264)
                                                                         =======         =======

        Weighted average:
        Common shares outstanding                                          4,362           4,326
         Dilutive potential common shares                                     10              --
                                                                         -------         -------
        Common shares assuming dilution                                    4,372           4,326
                                                                         =======         =======

        Net earnings per share of common stock                           $  0.03         $ (0.06)
                                                                         =======         =======
        Net earnings per share of common stock assuming dilution         $  0.03         $ (0.06)
                                                                         =======         =======

        Number of stock options not included in the computation              101             515
                                                                         =======         =======

        The number of stock options not included in the computation of diluted EPS for the three month period ended June 26, 1999 reflects stock options where the exercise prices were greater than the average market price of the common shares and are therefore antidilutive.

        The number of stock options not included in the computation of diluted EPS for the three month period ended June 27, 1998 reflects a loss from continuing operations and the options are therefore antidilutive.

(4)     Comprehensive Income

        The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                             June 26, 1999   June 27, 1998
                                                                             -------------   -------------
        Net earnings (loss)                                                     $   112         $  (264)
        Change in net unrealized gain on available-for-sale investments              --               5
                                                                                -------         -------
        Total                                                                   $   112         $  (259)
                                                                                =======         =======

(5)     Significant Customers and Industry Segment Information

        The Company has five reportable segments: Giga-tronics Instruments Division, ASCOR Inc., Microsource Inc., the Semiconductor Equipment Group and Corporate. Giga-tronics Instrument division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR Inc., designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource Inc. develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments or devices. The Semiconductor Equipment group, which includes Viking Semiconductor Equipment, Inc. and Ultracision, Inc., manufactures and markets optical inspection equipment used to test semiconductor devices and automation equipment for the test and inspection of silicon wafers. Corporate handles the financing needs of each segment and lends funds to each segment as required.

        Information on reportable segments is as follows (in thousands):

                                                                 Three Months Ended
                                                                 ------------------
                                                   June 26, 1999                    June 27, 1998
                                                   -------------                    -------------
                                                              Pre-tax                          Pre-tax
                                              Revenue       Income (loss)      Revenue      Income (loss)
                                              -------       -------------      -------      -------------
        Giga-tronics Instruments              $ 4,415         $    88          $ 5,010         $   (30)
        ASCOR                                   1,882              90            1,045            (139)
        Microsource                             3,268            (238)           1,204             (44)
        Semiconductor Equipment Group           1,940             (27)           1,418            (378)
        Corporate                                  --             249               --             214
                                              -------         -------          -------         -------
        Total                                 $11,505         $   162          $ 8,677         $  (377)
                                              =======         =======          =======         =======

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

THREE MONTHS ENDED JUNE 26, 1999 AND JUNE 27, 1998

Orders for the three month period were 41% higher ($3,194,000) than the comparable period last year. Orders for the Instruments division were 23% ($998,000) higher in the first quarter versus the prior year. Orders for ASCOR were 20% ($260,000) lower for the first quarter versus last year. Orders for Microsource were 99% ($1,354,000) higher than the comparable quarter last year. The Semiconductor group orders were 122% higher ($1,102,000) in the first three months ended June 26,1999 versus the same period a year ago. Backlog at June 26, 1999 was $17,270,000 compared to $17,854,000 at June 27, 1998.

Net sales for the three month period ended June 26, 1999 increased 33% ($2,828,000) compared with the same period last year. Sales for Microsource increased 171% ($2,064,000) in part due to the inclusion of one-half of a quarter of Microsource in the prior period and in part due to fiscally stronger Microsource during first quarter Fiscal 2000 which was able to ship backlog. Giga-tronics Instruments decreased sales by 12% ($595,000). ASCOR increased sales during the quarter 80% ($837,000) from the similar quarter of a year ago principally due to a slow down in orders of the previous year. Sales for semiconductor products increased 37% ($522,000) in the quarter principally due to fourth quarter shipments delayed into the first quarter.

Cost of Sales increased 50% ($2,690,000) in the quarter ended June 26,1999 from the similar period a year ago. The increase for the first quarter of fiscal 2000 is attributable to higher sales coupled with higher manufacturing material costs and manufacturing labor for the products shipped. The higher cost of sales for Microsource products as compared to the Company's other products also contributed to the increase in cost of sales.

Operating expenses for the three month period decreased 13% ($491,000) compared with the prior year. Research and development expenses for the three month period decreased 40% ($576,000) compared with the prior year due to the completion of the new power meter product development at the Instruments division. Selling, general and administrative expenses increased 3% ($60,000) and amortization of intangibles increased 20% ($25,000) as compared to the prior year. Sales and administrative and amortization expenses in the current quarter include $249,000 of additional selling, general and administrative expenses and $43,000 of additional amortization of intangibles associated with Microsource. These Microsource expenses which cover the full quarter in the current three month period compare to lower expenses of year ago which cover half of the quarter following the Microsource acquisition.

Interest income for the three month period declined over the prior year due to lower cash available for investment. During the three month period ended June 27, 1998, the Company purchased Microsource whereby cash declined as a result of the extinguishment of Microsource debt.

Earnings before income taxes for the three month period increased $539,000 compared to the same period last year. The change was primarily due to the improvement in gross profit and the reduction in operating expenses.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $18,115,000 and a ratio of current assets to current liabilities of 3.4 to 1.0 at June 26, 1999. The Company continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations, for the three months ended June 26, 1999, was $561,000.

Cash and cash equivalents increased $305,000. The Company spent $252,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

Management believes that cash reserves and investments remain adequate to meet anticipated operating needs. In addition, the Company has an unsecured revolving line of credit loan for 7 million dollars, none of which has been utilized. This line of credit has been renewed and the new term expires July 31, 2000. It is also the Company's intention to increase research and development expenditures for the purpose of broadening its product base. From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company's operating expenses and require the additional use of capital resources.

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

The Company is in the process of analyzing internal systems as well as all external systems (such as vendor, customer, banking systems, etc.) upon which the Company is dependent, to identify and evaluate any potential Year 2000 issues. The Company is committed to achieving Year 2000 compliance; however, with a significant portion of the problem external and therefore outside the direct control of the Company, there can be no assurances that the Company will be fully or even significantly Year 2000 compliant at the critical juncture. In addition, as full testing of Year 2000 functionality must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to the Year 2000.

The Company has completed an inventory of internal systems, hardware, software, manufacturing equipment and embedded chips in industrial control instruments. Each of these items was identified as mission critical, mission essential, mission impaired or mission non-critical. The Company is in the process of prioritizing and evaluating mission critical and mission essential items, identifying fixes and resources as appropriate, and performing and testing corrective measures. While the Company believes that its evaluation has been comprehensive, there can be no assurance that all systems critical to Year 2000 compliance have been identified, or that the corrective actions identified will be completed on time.

The Company has upgraded 4 of the 5 packaged financial systems it currently uses to vendor certified Year 2000 compliant versions. The Company is in the process of evaluating the plans regarding the last financial system that is not Year 2000 compliant.

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

Currently, the Company is inventorying key suppliers of goods and services to the Company, and considering the potential impact on the Company and its customers of Year 2000 compliance by these suppliers. The Giga-tronics Instruments division has mailed surveys to more than 600 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. The ASCOR subsidiary has mailed surveys to more than 50 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. The Microsource subsidiary has mailed surveys to more than 450 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. The Semiconductor equipment group has mailed surveys to more than 300 of their suppliers, and is in the process of evaluating responses and sending follow-up letters. The Company plans to determine if its suppliers pose a threat to it for non compliance. If these suppliers pose a threat, the Company plans to disqualify the non-complaint suppliers, look for alternative sources and re-qualify new suppliers to help mediate potential business disruptions. While the Company believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company can not fully evaluate the extent of potential problems and the costs associated with corrective actions.

To date, the Company has not incurred significant costs associated with Year 2000 compliance. The Company estimates the cost to complete its current compliance program will not be significant. Of these costs, less than $50,000 is associated with the upgrade of packaged software systems used by the Company's subsidiaries most of which has been expended. These are systems that would not otherwise have been replaced or upgraded at this time. The Company may incur significant additional costs depending largely on the response from the Company's suppliers and the extent to which supplier re-qualification is needed. Cost estimates will also be evaluated as the status of the overall compliance program is updated. Currently, the Company has no other contingency plan for Year 2000 compliance. There can be no assurance that actual costs will not be materially higher than currently anticipated. Most of these costs are not likely to be incremental costs to the Company, but rather will represent the re-deployment of existing information technology resources. The Company is unable to determine what effect the failure of systems because of Year 2000 issues by the Company or its suppliers or customers will have, but any significant failures could have an adverse material effect on the Company's results of operations and financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

With the addition of Microsource, Inc. the Company's defense-related orders have become more important. If the defense market should soften, shipments in the current year could fall short of plan with a concurrent decline in earnings. Current softness in the market for the Company's commercial products has resulted in a leveling of the commercial backlog. If this trend cannot be reversed in the near term, shipments in the current year could fall short of plan with a corresponding decline in earnings.

As part of its business strategy, the Company intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. The Company acquired Viking Semiconductor Equipment, Inc. and Ultracision, Inc. in fiscal 1998 in transactions accounted for as a pooling-of-interests and Microsource, Inc. in fiscal 1999 in a transaction accounted for as a purchase. The Company is subject to various risks in connection with these and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of the Company's common stock. Any such issuance may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company's common stock.

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report to Stockholders contain forward-looking statements that involve risks and uncertainties. The actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed herein and in the Company's 1999 Report 10-K under "Item 1. Business" as filed with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         GIGA-TRONICS INCORPORATED
                                               (Registrant)




Date:        07/21/99                    /s/GEORGE H. BRUNS, JR.
         ----------------                ---------------------------------------
                                         George H. Bruns, Jr.
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)




Date:        07/23/99                    /s/MARK H. COSMEZ II
         ----------------                ---------------------------------------
                                         Mark H. Cosmez II
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)