Form 10-Q
period 1999-09-25
GIGA TRONICS INC
filed 1999-10-20
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the period ended September 25, 1999, or

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


                          Yes   [X]             No [ ]


Common stock outstanding as of October 13, 1999:                 4,382,671
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

                 Consolidated Balance Sheets as of September 25, 1999
                 and March 27, 1999 (unaudited) ...............................................3

                 Consolidated Statements of Operations, three and six months ended September 25, 1999 and September 26, 1998 (unaudited)...................4

                 Consolidated Statements of Cash Flows, six months
                 ended September 25, 1999 and September 26, 1998 (unaudited)...................5

                 Notes to Unaudited Consolidated Financial Statements..........................6

      ITEM 2     Management's Discussion and Analysis of
                 Operations and Financial Condition............................................9


PART II - OTHER INFORMATION

      ITEM 1
         TO 3    Not applicable

      ITEM 4     Submission of Matters to a Vote of Security Holders..........................13

      ITEM 5     Not applicable

      ITEM 6     Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      (27)   Financial Data Schedule

                 (b)  Reports on Form 8-K

                      Not applicable


SIGNATURES....................................................................................14

                            GIGA-TRONICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (In thousands, except share data)


                                                                       September 25,  March 27,
                                                                          1999          1999
                                                                       -------------  ---------
ASSETS
Current Assets:
   Cash and cash equivalents                                             $ 3,170      $ 2,686
   Trade accounts receivable, net of allowance
        of $389 and $435, respectively                                     6,820        6,434
   Inventories, net                                                       12,476       13,249
   Prepaid expenses                                                        1,077        1,108
   Deferred income taxes                                                   2,672        2,309
                                                                         -------      -------
Total current assets                                                      26,215       25,786
Property and Equipment:
   Building and leasehold improvements                                       355          311
   Machinery and equipment                                                13,806       13,460
   Office furniture and fixtures                                           1,028        1,060
                                                                         -------      -------
Property and equipment, gross cost                                        15,189       14,831
Less accumulated depreciation and amortization                             9,923        9,179
                                                                         -------      -------
Property and equipment, net cost                                           5,266        5,652
Patents and licenses                                                         193          349
Goodwill, net                                                                736        1,194
Deferred income taxes                                                        169          169
Other assets                                                                  99          109
                                                                         -------      -------
Total assets                                                             $32,678      $33,259
                                                                         =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                        2,875        3,022
   Accrued commissions                                                       550          369
   Accrued payroll and benefits                                            1,404        1,346
   Accrued  warranty                                                         533          467
   Customer advances                                                         407        1,648
   Current portion of capital lease and other long term obligations          114          112
   Other current liabilities                                                 951          801
                                                                         -------      -------
Total current liabilities                                                  6,834        7,765
Capital lease and other long term obligations, net                           745          784
                                                                         -------      -------
Total liabilities                                                          7,579        8,549
                                                                         -------      -------
Shareholders' Equity
Preferred stock of no par value;                                              --           --
   Authorized 1,000,000 shares; no shares outstanding at
   September 25, 1999 and March 27, 1999
Common stock of no par value;                                             11,671       11,621
   Authorized 40,000,000 shares; 4,382,671 shares outstanding at
   September 25, 1999 and 4,361,902 shares at March 27, 1999
Retained earnings                                                         13,428       13,089
                                                                         -------      -------
Total shareholders' equity                                                25,099       24,710
                                                                         -------      -------
Total liabilities and shareholders' equity                               $32,678      $33,259
                                                                         =======      =======



      See accompanying notes to unaudited consolidated financial statements

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                           Three Months Ended             Six Months Ended
                                           ------------------             ----------------
                                         Sept. 25,     Sept. 26,       Sept. 25,     Sept. 26,
                                            1999         1998            1999          1998
Net sales                                 $ 11,834      $  9,030       $ 23,339      $ 17,707

Cost of sales                                7,886         6,196         15,940        11,560
                                          --------      --------       --------      --------
Gross profit                                 3,948         2,834          7,399         6,147

Product development                          1,038         1,530          1,908         2,976
Selling, general and administrative          2,450         2,280          4,745         4,515
Amortization of intangibles                    150           140            300           265
                                          --------      --------       --------      --------
Operating expenses                           3,638         3,950          6,953         7,756

Operating income (loss)                        310        (1,116)           446        (1,609)

Other income                                    11            34             38            38
Interest income, net                             3             6              2           118
                                          --------      --------       --------      --------
Earnings (loss) before income taxes            324        (1,076)           486        (1,453)

Provision for income taxes                      97          (323)           147          (436)
                                          --------      --------       --------      --------
Net earnings (loss)                       $    227      $   (753)      $    339      $ (1,017)
                                          ========      ========       ========      ========

Earnings per common share - basic             0.05         (0.17)          0.08         (0.23)
                                          ========      ========       ========      ========

Earnings per common share - diluted           0.05         (0.17)          0.08         (0.23)
                                          ========      ========       ========      ========

Weighted average basic common shares
outstanding                                  4,368         4,331          4,365         4,329
                                          --------      --------       --------      --------
Weighted average diluted common
shares outstanding                           4,483         4,331          4,436         4,329
                                          --------      --------       --------      --------



     See accompanying notes to unaudited consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            Six Months Ended
                                                                            ----------------
                                                                         Sept. 25,     Sept. 26,
                                                                           1999          1998
                                                                         ---------     ---------
Cash flows provided from operations:
Net earnings (loss)                                                       $   339       $(1,017)
Adjustments to reconcile net earnings (loss) to net cash provided by
   (used in) operations:
Depreciation and amortization                                               1,157         1,065
Loss on sale of fixed assets                                                   20             7
Deferred income taxes, net                                                    (48)            9
Changes in operating assets and liabilities                                  (515)       (1,499)
                                                                          -------       -------
Net cash provided by (used in) operations                                     953        (1,435)
Cash flows from investing activities
Investment maturities, net                                                     --         5,742
Additions to property and equipment, net                                     (492)         (610)
Payment for purchase of Microsource Inc, including transaction costs           --          (630)
Advances to Microsource                                                        --          (940)
Other assets                                                                   10           (27)
                                                                          -------       -------
Net cash (used in) provided by investing activities                          (482)        3,535
Cash flows from financing activities:
Issuance of common stock                                                       50            42
Payment on line of credit                                                      --        (1,500)
Proceeds (payment) on notes payable and long term debt                          3        (2,518)
Other long term obligations                                                   (40)          (65)
                                                                          -------       -------
Net cash used in financing activities                                          13        (4,041)
Increase (decrease) in cash and cash equivalents                              484        (1,941)
                                                                          -------       -------
Beginning cash and cash equivalents                                         2,686         4,611
Ending cash and cash equivalents                                          $ 3,170       $ 2,670
                                                                          =======       =======

Supplementary disclosure of cash flow information:

(1) No cash was paid for interest in the six month periods ended September 25, 1999 and September 26, 1998.

(2) Cash paid for income taxes in the six month period ended September 25, 1999 was $5,500. Cash paid for taxes in the six month period ended September 26, 1998 was $5,000.

(3) Non cash investing and financing activities - Goodwill adjustment related to deferred income taxes acquired from Microsource, Inc. of $315,000.



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


(2)     Inventories

        Inventories consist of the following (in thousands):

                                               Sept. 25,           March 27,
                                                 1999                1999
                                               ---------           ---------
         Raw materials                          $ 6,170            $ 6,386
         Work-in-process                          5,299              6,124
         Finished goods                           1,007                739
                                                -------            -------
         Total inventory                        $12,476            $13,249
                                                =======            =======

(3)     Earnings Per Share

        Basic earnings per share is calculated by dividing net income or loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128. The shares used in per share computations for the three and six month periods ended September 25, 1999 and September 26, 1998 are as follows (in thousands, except per share data):

                                                      Three Months Ended             Six Months Ended
                                                      ------------------             ----------------
                                                    Sept. 25,      Sept. 26,     Sept. 25,      Sept. 26,
                                                      1999            1998         1999           1998
                                                    ---------      ---------     ---------      ---------
        Net earnings (loss)                          $    227      $   (753)      $    339      $ (1,017)
                                                     ========      ========       ========      ========

        Weighted average:
         Common shares outstanding                      4,368         4,331          4,365         4,329
        Dilutive potential common shares                  115            --             71            --
                                                     --------      --------       --------      --------
        Common shares assuming dilution                 4,483         4,331          4,436         4,329
                                                     ========      ========       ========      ========
        Net earnings per share of common stock           0.05         (0.17)          0.08         (0.23)
                                                     ========      ========       ========      ========
        Net earnings per share of common stock
        assuming dilution                            $   0.05      $  (0.17)      $   0.08      $  (0.23)
                                                     ========      ========       ========      ========

        Number of stock options not included in
        the computation                                    49           555             78           555
                                                     --------      --------       --------      --------


        The number of stock options not included in the computation of diluted EPS for the three and six month periods ended September 25, 1999 reflects stock options where the exercise prices were greater than the average market price of the common shares and were therefore antidilutive.

        The number of stock options not included in the computation of diluted EPS for the three and six month periods ended September 26, 1998 reflects a loss from continuing operations and therefore all options are antidilutive.

(4)     Comprehensive Income

        The components of comprehensive income, net of tax, are as follows (in thousands):

                                                   Three Months Ended                 Six Months Ended
                                                   ------------------                 ----------------
                                               Sept. 25,        Sept. 26,        Sept. 25,       Sept. 26,
                                                  1999            1998             1999            1998
                                               ---------        ---------        ---------       ---------
        Net earnings (loss)                     $    227        $   (753)        $    339        $ (1,017)
        Change in net unrealized gain on
        available-for-sale investments                --              13               --              18
                                                --------        --------         --------        --------
        Total                                   $    227        $   (740)        $    339        $   (999)
                                                ========        ========         ========        ========

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

        Information on reportable segments is as follows (in thousands):

                                                                 Three Months Ended
                                                                 ------------------
                                                  Sept. 25, 1999                  Sept. 26, 1998
                                                  --------------                  --------------
                                                              Pre-tax                         Pre-tax
                                                              Income                           Income
                                             Revenue          (loss)          Revenue          (loss)
                                             --------        --------         --------        --------
        Giga-tronics Instruments             $  4,471        $    134         $  4,522        $   (131)
        ASCOR                                   1,586            (128)           1,297              51
        Microsource                             3,929              59            2,512             (27)
        Semiconductor Equipment Group           1,848              16              699          (1,165)
        Corporate                                  --             243               --             196
                                             --------        --------         --------        --------
        Total                                $ 11,834        $    324         $  9,030        $ (1,076)
                                             ========        ========         ========        ========

                                                                   Six Months Ended
                                                                   ----------------
                                                     Sept. 25, 1999                  Sept. 26, 1998
                                                     --------------                  --------------
                                                              Pre-tax                          Pre-tax
                                                               Income                          Income
                                               Revenue         (loss)           Revenue        (loss)
                                              ----------     ------------      ----------    -----------
        Giga-tronics Instruments              $    8,886     $        222      $    9,532    $      (161)
        ASCOR                                      3,468              (38)          2,342            (88)
        Microsource                                7,197             (179)          3,716            (71)
        Semiconductor Equipment Group              3,788              (11)          2,117         (1,543)
        Corporate                                    ---              492             ---            410
                                              ----------     ------------      ----------    -----------
        Total                                 $   23,339     $        486      $   17,707    $    (1,453)
                                              ==========     ============      ==========    ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Forward-looking information provided by Giga-tronics pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

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

THREE AND SIX MONTHS ENDED SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998

Total orders for the three month period were 67% higher ($6,780,000) than the comparable period last year. Orders for the Instruments division were 42% ($1,346,000) higher in the second quarter versus the prior year. Orders for ASCOR were 32% ($1,375,000) higher for the second quarter versus last year. Orders for Microsource were 563% ($4,476,000) higher than the comparable quarter last year. The Semiconductor group orders were 23% lower ($417,000) in the three months ended September 25,1999 versus the same period a year ago. For all of the segments in aggregate, orders for the six months were 55% higher ($9,974,000) than the comparable period last year. Backlog at September 25, 1999 was $22,360,000 compared to $18,968,000 at September 26, 1998.

Net sales for the three and six month period ended September 25, 1999 increased 31% ($2,804,000) and 32% ($5,632,000), respectively, compared with the same periods last year. Sales for the Semiconductor group increased 164% ($1,149,000) in the quarter and 79% ($1,671,000) for the six months in comparison to lower sales in the prior year periods resulting from the decline in orders of the prior year. Giga-tronics Instruments sales remained essentially flat for the quarter and declined 7% for the six months ended September 25, 1999 in comparison to prior year. ASCOR increased sales during the quarter 22% ($289,000) and for the six months increased 48% ($1,126,000) from the respective periods of a year ago principally due to a slow down in orders of the previous year. Sales for Microsource increased 56% ($1,417,000) in the quarter and 94% ($3,481,000) for the six months ended September 25, 1999 due to fiscally stronger Microsource which was able to ship backlog.

Cost of Sales increased 27% ($1,690,000) in the quarter ended September 25, 1999 from the similar period a year ago. For the six months ended September 25, 1999, cost of sales increased 38% ($4,380,000). These increases are attributable to higher sales coupled with higher manufacturing material costs and manufacturing labor for the products shipped. The higher cost of sales for Microsource products as compared to the Company's other products also contributed to the increase in cost of sales.

Operating expenses for the three and six month periods decreased 8% ($312,000) and 10% ($803,000), respectively, compared with the prior year. Product development expenses for the three and six month periods decreased 32% ($492,000) and 36% ($1,068,000), respectively, compared with the prior year primarily due to the completion of the new power meter product development at the Instruments division. Selling, general and administrative expenses increased 8% ($170,000) for the three months ended September 25, 1999 compared to the prior year. For the six months ended September 25, 1999 selling, general and administrative expenses increased 5% ($230,000). These increases are primarily due to higher commission expenses related to higher sales levels.

Amortization of intangibles increased 7% ($10,000) for the three months and 13% ($35,000) for the six months as compared to the prior year. Amortization expenses in the current quarter include $10,000 of additional amortization of intangibles associated with Microsource and additional amortization expenses of $53,000 associated with Microsource for the six month period ended September 25, 1999 as compared to the prior year.

Interest income for the three and six month periods declined over the prior year due to lower cash available for investment. During the three month period ended June 27, 1998, the Company purchased Microsource whereby cash declined as a result of the extinguishment of Microsource debt.

Earnings before income taxes for the three month and six month periods increased $1,400,000 and $1,938,000 compared to the same period last year. The change was primarily due to higher revenues and the reduction in operating expenses.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $19,381,000 and a ratio of current assets to current liabilities of 3.8 to 1.0 at September 25, 1999. The Company continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations, for the six months ended September 25, 1999, was $953,000.

Cash and cash equivalents increased $484,000. The Company spent $482,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

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

Currently, the Company is inventorying key suppliers of goods and services to the Company, and considering the potential impact on the Company and its customers of Year 2000 compliance by these suppliers. The Giga-tronics Instruments division has mailed surveys to more than 600 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. The ASCOR subsidiary has mailed surveys to more than 50 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. The Microsource subsidiary has mailed surveys to more than 450 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. The Semiconductor equipment group has mailed surveys to more than 300 of their suppliers, and is in the process of evaluating responses and sending follow-up letters. The Company plans to determine if its suppliers pose a threat to it for non-compliance. If these suppliers pose a threat, the Company plans to disqualify the non-complaint suppliers, look for alternative sources and re-qualify new suppliers to help mediate potential business disruptions. While the Company believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company can not fully evaluate the extent of potential problems and the costs associated with corrective actions.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

With the addition of Microsource, Inc. the Company's defense-related orders have become more important. If the defense market should soften, shipments in the current year could fall short of plan with a concurrent decline in earnings. While in the past year, softness in the market for the Company's commercial products has resulted in a leveling of the commercial backlog, the Company's past quarter experienced an increase in commercial orders. It should be noted, that while all of these orders are shipable within the next 12 months, a major portion of these orders are not scheduled for shipment in the third quarter and we therefore do not anticipate any significant increase in revenue for that period.

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

(A.)    Annual Meeting of stockholders was held on August 12, 1999.

(1)     The vote for the nominated Directors was as follows:

          Nominee                                    In Favor         Withheld
          -------                                    --------         --------
          George H. Bruns, Jr.                      3,689,322           26,035
          James A. Cole                             3,680,322           35,035
          Robert C. Wilson                          3,664,422           50,935
          William E. Wilson                         3,684,422           30,935

(2)     (a) Other matters voted upon at the meeting were as follows:

               Ratification of the selection of KPMG Peat Marwick LLP as independent public accountants for the fiscal year 2000 was approved as follows:

                                               No. of Votes          Percent of
                                               on Proposal           Votes Cast
                                              -------------          -----------
               For                              3,688,255                99.27%
               Against                             16,881                 0.45%
               Abstain                             10,221                 0.28%
                               Quorum           3,715,357                100.0%

               Non-voted Shares = 646,545

               Outstanding shares on Record Date = 4,361,902

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GIGA-TRONICS INCORPORATED
                                               (Registrant)




Date:        10/19/99                    /s/ MARK H. COSMEZ II
         ----------------                ---------------------------------------
                                         Mark H. Cosmez II
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)