Form 10-Q
period 1999-12-25
GIGA TRONICS INC
filed 2000-01-21
CIK 719274

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the period ended December 25, 1999, or

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

        Commission File No. 0-12719

                            GIGA-TRONICS INCORPORATED
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               California                              94-2656341
     -------------------------------               -------------------
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)


  4650 Norris Canyon Road, San Ramon, CA                 94583
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number:  (925) 328-4650


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes X    No __


Common stock outstanding as of  January 19, 2000: 4,382,671

                            GIGA-TRONICS INCORPORATED

                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                                           Page No.
                                                                                           --------
      ITEM 1     Consolidated Financial Statements:

                 Consolidated Balance Sheets as of December 25, 1999
                 and March 27, 1999 (unaudited) ...............................................3

                 Consolidated Statements of Operations, three and nine months ended December 25, 1999 and December 26, 1998 (unaudited).....................4

                 Consolidated Statements of Cash Flows, nine months
                 ended December 25, 1999 and December 26, 1998 (unaudited).....................5

                 Notes to Unaudited Consolidated Financial Statements..........................6

      ITEM 2     Management's Discussion and Analysis of
                 Operations and Financial Condition............................................9


PART II - OTHER INFORMATION

      ITEM 1
       TO 5      Not applicable

      ITEM 6     Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      (27)   Financial Data Schedule

                 (b)  Reports on Form 8-K

                      Not applicable


SIGNATURES....................................................................................13

                            GIGA-TRONICS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (In thousands, except share data)


                                                                                  December 25, 1999   March 27, 1999
                                                                                  -----------------   --------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                             $ 5,165         $ 2,686
   Trade accounts receivable, net of allowance                                             6,087           6,434
        of $411 and $435, respectively
   Inventories, net                                                                       13,560          13,249
   Prepaid expenses                                                                          546           1,108
   Deferred income taxes                                                                   2,672           2,309
                                                                                         -------         -------
Total current assets                                                                      28,030          25,786
Property and Equipment:
   Building and leasehold improvements                                                       379             311
   Machinery and equipment                                                                14,170          13,460
   Office furniture and fixtures                                                           1,001           1,060
                                                                                         -------         -------
Property and equipment, gross cost                                                        15,550          14,831
Less accumulated depreciation and amortization                                            10,250           9,179
                                                                                         -------         -------
Property and equipment, net cost                                                           5,300           5,652
Patents and licenses                                                                         136             349
Goodwill, net                                                                                686           1,194
Deferred income taxes                                                                        169             169
Other assets                                                                                  85             109
                                                                                         -------         -------
Total assets                                                                             $34,406         $33,259
                                                                                         =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                        3,144           3,022
   Accrued commissions                                                                       580             369
   Accrued payroll and benefits                                                            1,615           1,346
   Accrued  warranty                                                                         554             467
   Customer advances                                                                       1,011           1,648
   Current portion of capital lease and other long term obligations                          103             112
   Other current liabilities                                                               1,269             801
                                                                                         -------         -------
Total current liabilities                                                                  8,276           7,765
Capital lease and other long term obligations, net                                           709             784
                                                                                         -------         -------
Total liabilities                                                                          8,985           8,549
                                                                                         -------         -------
Shareholders' Equity
Preferred stock of no par value;                                                              --              --
   Authorized 1,000,000 shares; no shares outstanding at December
   25, 1999 and March 27, 1999
Common stock of no par value;                                                             11,671          11,621
   Authorized 40,000,000 shares; 4,382,671 shares outstanding at
   December 25, 1999 and 4,361,902 shares at March 27, 1999
Retained earnings                                                                         13,750          13,089
                                                                                         -------         -------
Total shareholders' equity                                                                25,421          24,710
                                                                                         -------         -------
Total liabilities and shareholders' equity                                               $34,406         $33,259
                                                                                         =======         =======

      See accompanying notes to unaudited consolidated financial statements

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                   Three Months Ended                    Nine Months Ended
                                             --------------------------------      --------------------------------
                                             Dec. 25, 1999      Dec. 26, 1998      Dec. 25, 1999      Dec. 26, 1998
                                             -------------      -------------      -------------      -------------
Net sales                                       $11,314            $11,343            $34,653            $29,050

Cost of sales                                     7,324              7,653             23,264             19,213
                                                -------            -------            -------            -------
Gross profit                                      3,990              3,690             11,389              9,837

Product development                               1,071              1,124              2,979              4,100
Selling, general and administrative               2,392              2,404              7,137              6,919
Amortization of intangibles                         105                143                405                408
                                                -------            -------            -------            -------
Operating expenses                                3,568              3,671             10,521             11,427

Operating income (loss)                             422                 19                868             (1,590)

Other income                                         16                 27                 54                 65
Interest income, net                                 22                  2                 24                120
                                                -------            -------            -------            -------
Earnings (loss) before income taxes                 460                 48                946             (1,405)

Provision for income taxes                          138                 14                285               (422)
                                                -------            -------            -------            -------
Net earnings (loss)                             $   322            $    34            $   661            $  (983)
                                                =======            =======            =======            =======

Earnings (loss) per common share -
basic                                              0.07               0.01               0.15              (0.23)
                                                =======            =======            =======            =======

Earnings (loss) per common share -
diluted                                            0.07               0.01               0.15              (0.23)
                                                =======            =======            =======            =======

Weighted average basic common shares
outstanding                                       4,383              4,344              4,371              4,334
                                                -------            -------            -------            -------
Weighted average diluted common
shares outstanding                                4,611              4,362              4,509              4,334
                                                -------            -------            -------            -------


     See accompanying notes to unaudited consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  Nine Months Ended
                                                                          ---------------------------------
                                                                          Dec. 25,1999        Dec. 26, 1998
                                                                          ------------        -------------
Cash flows provided from operations:
Net earnings (loss)                                                          $  661              $  (983)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operations:
Depreciation and amortization                                                 1,601                1,635
Loss on sale of fixed assets                                                     20                    7
Deferred income taxes, net                                                      (48)                (324)
Changes in operating assets and liabilities                                   1,089               (2,404)
                                                                             ------              -------
Net cash provided by (used in) operations                                     3,323               (2,069)

Cash flows from investing activities
Investment maturities, net                                                       --                5,742
Additions to property and equipment, net                                       (864)                (922)
Payment for purchase of Microsource Inc, including transaction                   --                 (692)
  costs
Advances to Microsource                                                          --                 (940)
Other assets                                                                     25                  (21)
                                                                             ------              -------
Net cash (used in) provided by investing activities                            (839)               3,167

Cash flows from financing activities:
Issuance of common stock                                                         50                   46
Payment on line of credit                                                        --               (1,500)
Proceeds (payment) on notes payable and long term debt                            2               (2,530)
Other long term obligations                                                     (57)                 (85)
                                                                             ------              -------
Net cash used in financing activities                                            (5)              (4,069)
Increase (decrease) in cash and cash equivalents                              2,479               (2,971)
                                                                             ------              -------
Beginning cash and cash equivalents                                           2,686                4,611
Ending cash and cash equivalents                                             $5,165              $ 1,640
                                                                             ======              =======

Supplementary disclosure of cash flow information:

    (1) No cash was paid for interest in the nine month periods ended December 25, 1999 and December 26, 1998.

    (2) Cash paid for income taxes in the nine month period ended December 25, 1999 was $5,500. Cash paid for income taxes in the nine month period ended December 26, 1998 was $7,000.

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


(2)     Inventories

        Inventories consist of the following (in thousands):


                                           Dec. 25, 1999   March 27, 1999
                                           -------------   --------------
         Raw materials                         $ 6,560        $ 6,386
         Work-in-process                         5,983          6,124
         Finished goods                          1,017            739
                                               -------        -------
         Total inventory                       $13,560        $13,249
                                               =======        =======

(3)     Earnings Per Share

        Basic earnings per share is calculated by dividing net income or loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price were above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128. The shares used in per share computations for the three and nine month periods ended December 25, 1999 and December 26, 1998 are as follows (in thousands, except per share data):

                                                    Three Months Ended                    Nine Months Ended
                                               -------------------------------     -------------------------------
                                               Dec. 25, 1999     Dec. 26, 1998     Dec. 25, 1999     Dec. 26, 1998
                                               -------------     -------------     -------------     -------------
Net earnings (loss)                                $  322            $   34            $  661            $ (983)
                                                   ======            ======            ======            ======

Weighted average:
Common shares outstanding                           4,383             4,344             4,371             4,334
Dilutive potential common shares                      228                18               138                --
                                                   ------            ------            ------            ------
Common shares assuming dilution                     4,611             4,362             4,509             4,334
                                                   ======            ======            ======            ======

Net earnings (loss) per share of common
  stock                                            $ 0.07            $ 0.01            $ 0.15            $(0.23)
                                                   ======            ======            ======            ======
Net earnings (loss) per share of common
  stock assuming dilution                          $ 0.07            $ 0.01            $ 0.15            $(0.23)
                                                   ======            ======            ======            ======

Number of stock options not included in
  the computation                                      25               443                47               376
                                                   ------            ------            ------            ------

        The number of stock options not included in the computation of diluted EPS for the three and nine month periods ended December 25, 1999 and the three month period ended December 26, 1998 reflects stock options where the exercise prices were greater than the average market price of the common shares and were therefore antidilutive.

        The number of stock options not included in the computation of diluted EPS for the nine month period ended December 26, 1998 reflects a loss from continuing operations and therefore all options are antidilutive.



(4)     Comprehensive Income

        The components of comprehensive income, net of tax, are as follows (in thousands):

                                                    Three Months Ended               Nine Months Ended
                                               -----------------------------   -----------------------------
                                               Dec. 25, 1999   Dec. 26, 1998   Dec. 25, 1999   Dec. 26, 1998
                                               -------------   -------------   -------------   -------------
        Net earnings (loss)                         $322            $34            $661            $(983)
        Change in net unrealized gain on
          available-for-sale investments              --             --              --               18
                                                    ----            ---            ----            -----
        Comprehensive income (loss), net            $322            $34            $661            $(965)
                                                    ====            ===            ====            =====

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

        Information on reportable segments is as follows (in thousands):

                                                               Three Months Ended
                                              ----------------------------------------------------
                                                   Dec. 25, 1999                 Dec. 26, 1998
                                              ------------------------     -----------------------
                                                            Pre-tax                     Pre-tax
                                              Revenue    Income (loss)     Revenue   Income (loss)
                                              -------    -------------     -------   -------------
        Giga-tronics Instruments              $ 4,676        $  99         $ 4,077       $(198)
        ASCOR                                   1,239         (218)          2,249         510
        Microsource                             3,694          198           2,350        (456)
        Semiconductor Equipment Group           1,705          163           2,667         (21)
        Corporate                                  --          218              --         213
                                              -------        -----         -------       -----
        Total                                 $11,314        $ 460         $11,343       $  48
                                              =======        =====         =======       =====

                                                                  Nine Months Ended
                                              ----------------------------------------------------
                                                   Dec. 25, 1999                 Dec. 26, 1998
                                              ------------------------     -----------------------
                                                            Pre-tax                     Pre-tax
                                              Revenue    Income (loss)     Revenue   Income (loss)
                                              -------    -------------     -------   -------------
        Giga-tronics Instruments              $13,562        $ 321         $13,609       $  (359)
        ASCOR                                   4,707         (256)          4,591           422
        Microsource                            10,891           19           6,066          (527)
        Semiconductor Equipment Group           5,493          152           4,784        (1,564)
        Corporate                                  --          710              --           623
                                              --------       -----         --------      --------
        Total                                 $34,653        $ 946         $29,050       $(1,405)
                                              ========       =====         ========      ========

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

THREE AND NINE MONTHS ENDED  DECEMBER 25, 1999 AND DECEMBER 26, 1998

Total orders for the three month period were 63% higher ($4,439,000) than the comparable period last year. Orders for the Instruments division were 98% ($3,794,000) higher in the third quarter versus the prior year. Orders for ASCOR were 32% ($1,375,000) lower for the third quarter versus last year. Orders for Microsource were 46% ($649,000) higher than the comparable quarter last year. The Semiconductor group orders were 182% higher ($478,000) in the three months ended December 25,1999 versus the same period a year ago. For all of the segments in aggregate, orders for the nine months were 58% higher ($14,413,000) than the comparable period last year. Backlog at December 25, 1999 was $22,511,000 compared to $14,651,000 at December 26, 1998.

Net sales for the three month period ended December 25, 1999 remained essentially flat at $11,314,000 as compared with the same period last year. Net sales for the nine month period increased 19% ($5,603,000) as compared with the same period last year. Sales for the Semiconductor group decreased 36% ($962,000) in the quarter and increased 15% ($709,000) for the nine months. Giga-tronics Instruments sales increased 15% ($599,000) for the quarter and remained essentially flat for the nine months ended December 25, 1999 in comparison to prior year. ASCOR sales decreased during the quarter 45% ($1,010,000) and for the nine months increased 3% ($116,000) from the respective periods of a year ago principally due to a slow down in shippable orders for the current year. Sales for Microsource increased 57% ($1,344,000) in the quarter and 80% ($4,825,000) for the nine months ended December 25, 1999 due to fiscally stronger Microsource which was able to ship backlog coupled with higher order levels in the current fiscal year.

Cost of Sales increased 4% ($329,000) in the quarter ended December 25, 1999 from the similar period a year ago. For the nine months ended December 25, 1999, cost of sales increased 21% ($4,051,000). These increases are attributable to higher sales coupled with higher manufacturing material costs and manufacturing labor for the products shipped. The higher cost of sales for Microsource products as compared to the Company's other products also contributed to the increase in cost of sales.

Operating expenses for the three and nine month periods decreased 3% ($103,000) and 8% ($906,000), respectively, compared with the prior year. Product development expenses for the three and nine month periods decreased 5% ($53,000) and 27% ($1,121,000), respectively, compared with the prior year primarily due to the completion of the new power meter product development at the Instruments division. Selling, general and administrative expenses remained essentially flat for the three months ended December 25, 1999 compared to the prior year. For the nine months ended December 25, 1999 selling, general and administrative expenses increased 3% ($218,000). These increases are primarily due to higher commission expenses related to higher sales levels. Amortization of intangibles decreased 27% ($38,000) for the three months and 1% ($3,000) for the nine months as compared to the prior year.

Interest income for the three month period increased and for the nine month period deceased over the prior year due to changes in cash available for investment. During the three month period ended June 27, 1998, the Company purchased Microsource whereby cash declined as a result of the extinguishment of Microsource debt.

Earnings before income taxes for the three month and nine month periods increased $412,000 and $2,351,000 compared to the same period last year. The change was primarily due to higher revenues and the reduction in operating expenses.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $19,754,000 and a ratio of current assets to current liabilities of 3.4 to 1.0 at December 25, 1999. The Company continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations, for the nine months ended December 25, 1999, was $3,323,000.

Cash and cash equivalents increased $2,479,000 during the nine month period ended December 25, 1999. The Company spent $839,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenses, and management expects to continue to do so.

Management believes that cash reserves and investments remain adequate to meet anticipated operating needs. In addition, the Company has an unsecured revolving line of credit loan for $7,000,000, none of which has been utilized. It is also the Company's intention to increase research and development expenditures for the purpose of broadening its product base. From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company's operating expenses and require the additional use of capital resources.

YEAR 2000 (Y2K) ISSUES

The Company is aware of and is addressing the issues associated with the programming code in existing computer systems. The Year 2000 problem is pervasive and complex, as many computer systems, manufacturing equipment and industrial control systems will be affected in some way by the rollover of the two-digit year value to 00 and therefore systems that do not properly recognize such date sensitive data could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its own systems and from third parties with which the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems, manufacturing equipment and industrial control systems could have a material adverse impact on the Company's ability to conduct its business.

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

The Company has upgraded 4 of the 5 packaged financial systems it currently uses to vendor certified Year 2000 compliant versions. The Company stopped its use of the last financial system that was not Year 2000 compliant and instead began using an existing financial system that was Year 2000 compliant.

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

Currently, the Company is investigating key suppliers of goods and services to the Company, and considering the potential impact on the Company and its customers of Year 2000 compliance by these suppliers. The Giga-tronics Instruments division has mailed surveys to more than 600 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. The ASCOR subsidiary has mailed surveys to more than 50 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. The Microsource subsidiary has mailed surveys to more than 450 of its suppliers, and is in the process of evaluating responses and sending follow-up letters. The Semiconductor equipment group has mailed surveys to more than 300 of their suppliers, and is in the process of evaluating responses and sending follow-up letters. The Company plans to determine if its suppliers pose a threat to it for non-compliance. If these suppliers pose a threat, the Company plans to disqualify the non-complaint suppliers, look for alternative sources and re-qualify new suppliers to help mediate potential business disruptions. While the Company believes that it will be able to qualify alternative suppliers as needed, until all supplier and customer survey responses have been received and evaluated, the Company can not fully evaluate the extent of potential problems and the costs associated with corrective actions.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Since the addition of Microsource, Inc. in fiscal 1999, the Company's defense-related orders have become more important. If the defense market should soften, shipments in the current year could fall short of plan with a concurrent decline in earnings.

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



                                            GIGA-TRONICS INCORPORATED
                                                    (Registrant)



Date: January 21, 2000                      /s/ GEORGE H. BRUNS, JR.
                                            ------------------------------------
                                            George H. Bruns, Jr.
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)



Date: January 21, 2000                      /s/ MARK H. COSMEZ II
                                            ------------------------------------
                                            Mark H. Cosmez II
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------
   27                 Financial Data Schedule