Form 10-K405
period 2000-03-25
GIGA TRONICS INC
filed 2000-05-24
CIK 719274

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 25, 2000, or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the transition period from_______ to______

        Commission File No.     0-12719
                           -----------------

                            GIGA-TRONICS INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                  94-2656341
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

4650 Norris Canyon Road, San Ramon, CA                                94583
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number:  (925) 328-4650
                              ------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------

      None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of May 9, 2000 was $32,948,912. For purposes of this determination only, directors and officers of the Registrant have been assumed to be affiliates. There were a total of 4,435,058 shares of the Registrant's Common Stock outstanding as of May 9, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents have been incorporated by reference into the parts indicated:

        PART OF FORM 10-K            DOCUMENT
        -----------------            --------

        PART II                      Registrant's ANNUAL REPORT TO
        Items 5, 6, 7 and 8          SHAREHOLDERS for the fiscal year
                                     ended March 25, 2000.


        PART III                     Registrant's PROXY STATEMENT for
        Items 10, 11, 12 and 13      its 2000 annual meeting of shareholders to
                                     be filed no later than 120 days
                                     after the close of the fiscal year
                                     ended March 25, 2000.

                                     PART I

        The forward-looking statements included in this report including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends" and words of similar import, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under "Certain Factors Which May Adversely Affect Future Operations Or An Investment In Giga-tronics" in Item 1 below and in Item 7, "Management's Discussion and Analysis", incorporated by reference on pages 15 through 16 of the Company's 2000 Annual Report to Shareholders.

ITEM 1.  BUSINESS

General

       Giga-tronics Incorporated (Giga-tronics) includes operations of Giga-tronics Instrument division, ASCOR, Inc. (ASCOR), DYMATIX, which is a joint venture of Viking Semiconductor Equipment, Inc. (Viking) and Ultracision, Inc. (Ultracision), and Microsource, Inc. (Microsource).

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

      Giga-tronics was incorporated on March 5, 1980, and its principal executive offices are located at 4650 Norris Canyon Road, San Ramon, California, and its telephone number at that location is (925) 328-4650.

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

       Effective December 2, 1997, Giga-tronics completed a merger with Ultracision by issuing approximately 517,000 shares of the Company's common stock in exchange for all of the common stock of Ultracision. Ultracision is a manufacturer of automation equipment for the test and inspection of silicon wafers. Ultracision also produces a line of probers for the testing and inspection of silicon devices.

       Effective May 18, 1998, Giga-tronics acquired Microsource. All the outstanding shares of Microsource were exchanged for $1,500,000 plus contingent future payments based on earnings from Microsource from 1998 to 2000. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in manufacturing a wide variety of microwave instruments or devices.

        Giga-tronics intends to broaden its product lines and expand its market, both by internal development of new products and through the acquisition of other business entities. From time to time, the Company considers a variety of acquisition opportunities.

Industry Segments

        The Company manufactures products used in test, measurement and handling. The Company operates primarily in four operating segments; Giga-tronics Instruments, ASCOR Inc., Microsource Inc. and DYMATIX (formerly the Semiconductor Equipment Group).

Products and Markets

        Giga-tronics Instruments

        The Giga-tronics Instrument segment produces signal sources, generators and sweepers, and power measurement instruments for use in the microwave and RF frequency range (10 kHz to 75 GHz). Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions. The end-user markets for these products can be divided into three broad segments: commercial telecommunications, radar and electronic warfare. This segment's instruments are used in the design, production, repair and maintenance and calibration of other manufacturers' products, from discrete components to complex systems.

        ASCOR Inc.

        The ASCOR Inc. segment produces switch modules, and interface adapters that operate with a bandwidth from direct current (DC) to 18 GHz. This segment's switch modules may be incorporated within its customer's automated test equipment. The end-user markets for these products are primarily related to electronic warfare, though the VXI architecture may become more accepted by the telecommunications market.

        Microsource Inc.

        The Microsource segment develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in manufacturing a wide variety of microwave instruments or devices.

        DYMATIX (formerly the Semiconductor Equipment Group)

        The DYMATIX segment manufactures and markets a line of optical inspection equipment used in the testing of semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment. Further, DYMATIX manufacturers automation equipment for the test inspection and robotic handling of silicon wafers in addition to a line of probers for the testing and inspection of silicon devices.

Sources and Availability of Raw Materials and Components

        Substantially all of the components required by Giga-tronics to make its assemblies are available from more than one source. The Company occasionally uses sole source arrangements to obtain leading-edge technology, favorable pricing or supply terms. Although extended delays in delivering components could result in longer product delivery schedules, the Company believes that its protection against this possibility stems from its practice of dealing with well-established suppliers and maintaining good relationships with such suppliers.

Patents and Licenses

      The Company attempts to obtain patents when appropriate. However, the Company believes that its competitive position depends primarily on the creative ability and technical competence of its personnel and the timely introduction of new products rather than on the ownership or development of patents.

      The Company licenses certain instrument operating system software from third parties. The Company believes, based on industry practice, that any additional licenses necessary could be obtained on conditions which would not have a materially adverse effect on the financial condition of the Company.

Seasonal Nature of Business

      The business of the Company is not seasonal.

Working Capital Practices

      Giga-tronics does not believe that it has any special practices or special conditions affecting working capital items that are significant for an understanding of its business.

Importance of Limited Number of Customers

      The Company had been a leading supplier of microwave and radio frequency
(RF) test instruments to various U.S. Government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. Government agencies will remain significant in fiscal 2001, even though the outlook for defense-related orders continues to be soft. Defense-related agencies accounted for 16% of net sales in fiscal 2000, 24% in fiscal 1999 and 12% in fiscal 1998. Commercial business accounted for 84% of net sales in fiscal 2000, 76% in fiscal 1999 and 88% in fiscal 1998. In the past several years, sales to the defense industry in general, and direct sales to the United States and foreign government agencies in particular, have declined. Giga-tronics believes this decrease of product orders, and the resulting decline in defense sales revenues, is indicative of the worldwide decline in governmental defense spending. Any further decline in defense orders as a consequence of the foregoing circumstance, or otherwise, could harm the business, operating results, financial condition and cash flows of Giga-tronics.

Backlog of Orders

      On March 25, 2000, the Company's backlog of unfilled orders was $34,128,000, compared to $17,792,000 at March 27, 1999. As of March 25, 2000,
there were approximately $10,201,000 unfilled orders that were scheduled for shipment beyond a year and as of March 27, 1999 there were no unfilled orders scheduled for shipment beyond one year. Orders for the Company's products include program orders from both the U.S. Government and defense contractors, with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.

      Backlog includes only those customer orders for which a delivery schedule has been agreed upon between the Company and the customer and, in the case of U.S. Government orders, for which funding has been appropriated.

      A portion of the year-end backlog consists of U.S. Government contracts. These contracts contain customary provisions permitting termination at the convenience of the U.S. Government upon payment of a negotiated cancellation charge. The Company never has experienced a significant contract termination.

Competition

      Giga-tronics is engaged in a highly competitive field. Competition from numerous existing companies is intense and potential new entrants are expected to increase. The Company's instrument, switch, oscillator and synthesizer products compete with Hewlett Packard, Anritsu, Racal, IFR and Rohde & Schwarz while the DYMATIX products compete with various other competitors. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics. There can be no assurance that any products developed by these competitors will not gain greater market acceptance than any developed by Giga-tronics. Accordingly, Giga-tronics will be required to continue to devote substantial resources and efforts to marketing and research and development activities.

Sales and Marketing

      Giga-tronics Instruments, ASCOR Inc. and Microsource Inc. market their products through various distributors and representatives to government and commercial customers, although not necessarily through the same distributors and representatives. DYMATIX markets its equipment through separate distributors and sales representatives to semiconductor manufacturers.

Product Development

      Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.

      Product development expense was approximately $4,180,000 in fiscal 2000, $5,313,000 in fiscal 1999 and $6,200,000 in fiscal 1998. Activities included the development of new products and the improvement of existing products. It is management's intention to maintain or increase expenditures for product development at levels required to sustain its competitive position. All of the Company's product development activities are internally funded and expensed as incurred.

      Giga-tronics expects to continue to make significant investments in research and development. There can be no assurance that future technologies, processes or product developments will not render Giga-tronics' current product offerings obsolete or that Giga-tronics will be able to develop and introduce new products or enhancements to existing products, which satisfy customer needs in a timely manner or achieve market acceptance. The failure to do so could adversely affect Giga-tronics' business.

Manufacturing

      The assembly and testing of Giga-tronics Instrument's microwave, RF and power measurement products are done at its San Ramon facility. The assembly and testing of ASCOR's switching and connecting devices are done at its Fremont facility. The assembly and testing of Microsource's line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers are done at its Santa Rosa facility. The assembly and testing of the DYMATIX products are done at its Santa Clara facility.

Environment

      To the best of its knowledge, the Company is in compliance with all federal, state and local laws and regulations involving the protection of the environment.

Employees

      As of March 25, 2000, Giga-tronics employed 301 individuals. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the

Company's employees is represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

      The Company sells to its international customers through a network of foreign technical sales representative organizations. Sales to foreign customers were approximately $14,468,000 in fiscal 2000, $7,665,000 in fiscal 1999 and $10,410,000 in fiscal 1998.

      The Company has no foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar.

      Certain Factors Which May Adversely Affect Future Operations Or An Investment In Giga-tronics

      Business climate may become volatile

      Giga-tronics has a significant number of defense-related orders. If the defense market should soften, shipments in the current year could decrease more than current projected shipments with a concurrent decline in earnings. The Company's commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders. If this occurs, then shipments in the current year could decrease more than current projected shipments resulting in a decline in earnings. The Company believes that growth can be realized by maintaining an effective new product development program, aggressively pursuing new markets, and vigorously competing for defense business. In addition, the Company intends to broaden its product lines and expand its markets. Nevertheless, there is no assurance these efforts will lead to increased sales.

      Giga-tronics' acquisitions may not be effectively integrated and their integration may be costly

      During fiscal years 2000, 1999 and 1998, Giga-tronics completed three acquisitions: Microsource, Ultracision, and Viking. Giga-tronics acquired these companies with the expectation that the acquisitions would result in long-term strategic benefits. The realization of the benefits sought from these acquisitions depends on the ability of Giga-tronics to effectively utilize the joint product development capabilities, sales and marketing capabilities, administrative organizations and facilities of these companies. There can be no assurance that these benefits will be achieved or that the activities of these companies will be integrated in a coordinated, timely and efficient manner. The combination of these entities also will require the dedication of management resources, which will detract such persons' attention from the day-to-day business of Giga-tronics. There can be no assurance the integration will be completed without disrupting Giga-tronics businesses. The inability of Giga-tronics to effectively utilize resources and to achieve integration in a timely and coordinated fashion could harm Giga-tronics' financial condition, operating results and cash flow.

      Giga-tronics has limited experience in the semiconductor manufacturing equipment industry

      Prior to its acquisition of Viking and Ultracision, Giga-tronics had no experience in the semiconductor manufacturing equipment industry. As a result, integration of these companies may be difficult. The difficulties may be increased by the necessity of coordinating geographically separate organizations and addressing possible differences in corporate cultures and management philosophies. Finally, expenditures related to the development of new products by these subsidiaries have, and may in the future, impact the financial results of Giga-tronics. The future success of Giga-tronics may depend on its ability to steadily incorporate advancements in semiconductor manufacturing technologies into its new products. The impact of these new subsidiaries on the operations of Giga-tronics remains uncertain.

       Giga-tronics' markets involve rapidly changing technology and standards

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

       Giga-tronics' common stock price is volatile

       The market price of the Company's common stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earning from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by Giga-tronics or by competitors, government regulations or developments in patent or other proprietary rights. In addition, the NASDAQ National Market and other stock markets have experienced significant price fluctuations in recent periods. These fluctuations often have seemingly been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of the common stock.

       Giga-tronics stock at any time has historically traded on thin volume on NASDAQ. Sales of a significant volume of stock could result in a depression of Giga-tronics share prices.

ITEM 2.  PROPERTIES

       As of March 25, 2000, Giga-tronics Instrument's executive, marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2006.

       ASCOR's marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices are located in approximately 18,756 square feet in Fremont, California, under a lease that expires on June 30, 2006.

       Microsource's marketing, sales and engineering offices and manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 49,090 square foot facility in Santa Rosa, California, which the Company occupies under a lease expiring May 31, 2013.

       The DYMATIX marketing, sales and engineering offices and manufacturing facilities for its automation equipment for the inspection of silicon wafers, prober line and optical inspection equipment used in the manufacture and test of semiconductor devices are located in an approximately 20,400 square foot facility in Santa Clara, California, under a lease expiring on June 30, 2002.

       The Company believes that its facilities are adequate for its business activities.

ITEM 3.  LEGAL PROCEEDINGS

       As of March 25, 2000, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 25, 2000.

       Executive Officers of the Company are listed on page 11 of this Form
10-K.

                                     PART II

      The Registrant's Annual Report to Shareholders for the year ended March 25, 2000, is filed as Exhibit 13.0 with the Form 10-K (the "2000 Annual Report"). The information responsive to Items 5, 6, 7 and 8, which is contained in the 2000 Annual Report, is specifically incorporated by reference in this Form 10-K. With the exception of such information, the 2000 Annual Report is not deemed filed as part of this report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Incorporated by reference from the 2000 Annual Report, see "Common Stock Market Prices" which appears on page 31.

ITEM 6.  SELECTED FINANCIAL DATA

      Incorporated by reference from the 2000 Annual Report, see "Selected Financial Data" which appears beginning on page 30.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Incorporated by reference from the 2000 Annual Report, see "Management's Discussion and Analysis" which appears on pages 15 to 16.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Financial instruments that expose the company to market risk are cash and short-term investments. The investments are held in recognized financial instruments and have limited market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following items which appear in the 2000 Annual Report are incorporated by reference:

     Consolidated Balance Sheets...................................page  17
     Consolidated Statements of Operations.........................page  18
     Consolidated Statements of Shareholders' Equity...............page  19
     Consolidated Statements of Cash Flows.........................page  20
     Notes to Consolidated Financial Statements....................page  21 - 28
     Independent Auditors' Report..................................page  29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors of the Company is set forth under the heading "Election of Directors" of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2000.

                            GIGA-TRONICS INCORPORATED
                               EXECUTIVE OFFICERS


        Name            Age                                  Position
        ----            ---                                  --------

George H. Bruns, Jr.     81    Chief Executive Officer since January, 1995, Chairman of the Board and a Director of the Company. One of the founders of the Company in 1980 and has been a Director since inception.  Mr. Bruns is
                               General Partner of The Bruns Company, a private venture investment and management consulting firm. Mr. Bruns is Director of
                               Testronics, Inc. of McKinney, Texas.

Mark H. Cosmez II        48    Vice President, Finance/Chief Financial Officer, Giga-tronics since
                               October 1997.  Before joining Giga-tronics, Mr. Cosmez was the chief financial officer for Pacific Bell Public Communications.  Prior to
                               1997, he was the vice president of finance and chief financial officer for International Microcomputer Software Inc., a
                               NASDAQ-traded software company.

James R. Koehn           59    President, Giga-tronics Instrument Division since May 1998. From
                               January 1995 to April 1998, Mr. Koehn served as President of Marconi
                               Instruments, Inc. of Fort Worth, TX. Prior to December 1994, he was
                               a Vice President at Tektronix Inc.

Jeffrey T. Lum           54    President, ASCOR, Inc. since November 1987. Mr. Lum founded ASCOR in 1987 and has been President since inception. Before founding
                               ASCOR, Mr. Lum was Vice President and founder of Autek Systems
                               Corporation.

Daniel S. Markowitz      49    President, Ultracision, Inc. and Viking Semiconductor Equipment Inc.
                               since April 1999. As a result of a joint venture between
                               Ultracision, Inc. and Viking Semiconductor Equipment Inc. he is also the President of DYMATIX since inception. Assistant to the Chairman of Giga-tronics Inc. from September 1998 to March 1999. Vice
                               President, Automation Products, Ultracision Inc. from February 1996 to August 1998. Mr. Markowitz was the General Manager of Mar
                               Engineering from September 1993 to January 1996. Mar Engineering is a manufacturer of precision machined components for the aerospace industry.

Robert A. Smith          59    President of Microsource, Inc. since October 12, 1998.  Before joining the Company, Mr. Smith was the Executive Vice President of
                               Haskel International Inc. and the President of Industrial Products
                               Group from 1995 to 1998. Haskel International is a manufacturer of high pressure pumping systems and components.


ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding the Company's compensation of its executive officers is set forth under the heading "Executive Compensation" of the Company's Proxy Statement for its 2000 Annual Meeting of

Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is set forth under the heading "Stock Ownership of Certain Beneficial Owners and Management" of its Proxy Statement for the 2000 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2000.

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

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                          2000 Annual Report
                                                                            to Shareholders
Financial Statements                                                           (Page No.)
--------------------                                                      ------------------
Consolidated Balance Sheets -                                                    17
 As of March 25, 2000 and
 March 27, 1999

Consolidated Statements of Operations -                                          18
 Years Ended March 25, 2000,
 March 27, 1999 and March 28, 1998

Consolidated Statements of Shareholders' Equity -                                19
 Years Ended March 25, 2000,
 March 27, 1999 and March 28, 1998

Consolidated Statements of Cash Flows -                                          20
 Years Ended March 25, 2000,
 March 27, 1999 and March 28, 1998

Notes to Consolidated Financial Statements                                       21 - 28

Independent Auditors' Report                                                     29

                                                                               Form 10-K
(a)(2)  Schedules                                                              (Page No.)
                                                                          ------------------
Report on Financial Statement Schedule and                                       16
 Consent of Independent Auditors

Schedule II - Valuation and Qualifying                                           17
  Accounts


      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

      Except for those portions thereof incorporated by reference in this Form 10-K, the 2000 Annual Report and the Proxy Statement are not to be deemed filed as part of this report.

(a)(3)  Exhibits

        Reference is made to the Exhibit Index which is found on pages 18 and 19 of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 25, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GIGA-TRONICS INCORPORATED



                                               By  /s/     GEORGE H. BRUNS, JR.
                                                 ------------------------------
                                                   George H. Bruns, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/     GEORGE H. BRUNS, JR.    Chairman of the Board                      5/19/00
----------------------------    and Chief Executive Officer       ----------------------------
George H. Bruns, Jr.            (Principal Executive Officer)               (Date)


/s/     MARK H. COSMEZ II       Vice President, Finance                     5/22/00
----------------------------    and Chief Financial Officer       ----------------------------
Mark H. Cosmez II               (Principal Accounting Officer)              (Date)


/s/     JAMES A. COLE                        Director                       5/22/00
----------------------------                                      ----------------------------
James A. Cole                                                               (Date)


/s/     ROBERT C. WILSON                     Director                       5/22/00
----------------------------                                      ----------------------------
Robert C. Wilson                                                            (Date)


/s/     WILLIAM E. WILSON                    Director                       5/22/00
----------------------------                                      ----------------------------
William E. Wilson                                                           (Date)

                                                                    Exhibit 23.0


              REPORT ON FINANCIAL STATEMENT SCHEDULE AND CONSENT OF
                              INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Giga-tronics Incorporated



      The audits referred to in our report dated May 2, 2000 included the related financial statement schedule for the years ended March 25, 2000, March 27, 1999, and March 28, 1998, included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We consent to incorporation by reference in the registration statements (Nos. 333-34719, 333-39403, and 333-48889) on Form S-8 and (Nos. 333-50091) on
Form S-3 of Giga-tronics Incorporated of our reports included herein and incorporated herein by reference.




                                                    /s/  KPMG LLP
                                                    ----------------------------
                                                    KPMG LLP

Mountain View, California
May 23, 2000


      Column A                          Column B          Column C         Column D           Column E

----------------------------------------------------------------------------------------------------------
                                       Balance at        Charged to                            Balance
                                      Beginning of        Cost and         Deductions          at End
      Description                        Period           Expenses        (Recoveries)        of Period
----------------------------------------------------------------------------------------------------------
                                           $                 $                 $                  $
Year ended March 25, 2000

Allowances deducted from assets:

Accounts receivable:
For doubtful accounts(1)                   434,613            36,624           217,347            253,890

Total                                      434,613            36,624           217,347            253,890
                                      ============      ============      ============       ============

Year ended March 27, 1999

Accounts receivable:
For doubtful accounts(1)                   292,644           152,581            10,612            434,613

Total                                      292,644           152,581            10,612            434,613
                                      ============      ============      ============       ============

Year ended March 28, 1998

Accounts receivable:
For doubtful accounts(1)                   323,983            39,800            71,139            292,644

Total                                      323,983            39,800            71,139            292,644
                                      ============      ============      ============       ============


(1) Allowance for accounts receivable collection exposure.

                            GIGA-TRONICS INCORPORATED
                                INDEX TO EXHIBITS


2.1 Agreement and Plan of Reorganization, dated as of May 20, 1996 by and among Giga-tronics Incorporated, ASCOR Acquisition Corp. and ASCOR, Inc., previously filed as Exhibit 2.1 to Form 10-K for the fiscal year ended March 30, 1996 and incorporated herein by reference.

2.2 Letter of Agreement between Giga-tronics Incorporated and ASCOR, Inc., dated May 20, 1996, as previously filed as Exhibit 2.2 to Form 10-K for the fiscal year ended March 30, 1996 and incorporated herein by reference.

2.3 Agreement and Plan of Reorganization, dated as of June 6, 1997, by and among Giga-tronics Incorporated, GTV Acquisition Corp. and Viking Semiconductor Equipment, Inc., as previously filed as Exhibit 2.3 to Form 10-K for the fiscal year ended March 29, 1997 and incorporated herein by reference.

2.4 Agreement and Plan of Reorganization, dated as of December 2, 1997, by and among Giga-tronics Incorporated, Giga Acquisition Corp. and Ultracision, Inc. as previously filed on December 16, 1997, as Exhibit
          2.1 to Form 8-K, and incorporated herein by reference.

2.5 Agreement and Plan of Reorganization, as amended, dated as of December 22, 1997, by and among Giga-tronics Incorporated, Giga Micro Corp., and Microsource Inc., as previously filed on June 1, 1998, as Exhibit
          2.1 to Form 8-K and incorporated herein by reference.

3.1 Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.

3.2 By-laws of Registrant, as amended, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 28, 1998, and incorporated herein by reference.

4.1 Rights Agreement dated as of November 6, 1998 between Giga-tronics Incorporated and ChaseMellon Shareholder Services LLC, as previously filed on November 9, 1998 as Exhibit 4.1 to Form 8-K and incorporated herein by reference.

10.1 1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on November 3, 1997 as Exhibit 99.1 to Form S-8 (33-39403) and incorporated herein by reference.

10.2 Standard form Indemnification Agreement for Directors and Officers, previously filed on June 21, 1999, as Exhibit 10.2 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.

10.3 Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as Exhibit 10.12 to Form 10-K for the fiscal year ended March 26, 1994 and incorporated herein by reference.

10.4      Employee Stock Purchase Plan, previously filed on August 29, 1997, as
          Exhibit 99.1 to Form S-8 (33-34719), and incorporated herein by reference.

10.5      Ultracision, Inc. 1986 Stock Option Plan, filed on March 30, 1998 as
          Exhibit 99.1 to Form S-8 (33-48869), incorporated herein by reference.

10.6      Ultracision, Inc. 1987 Stock Option Plan, filed on March 30, 1998 as
          Exhibit 99.2 to Form S-8 (33-48869), incorporated herein by reference.

10.7 Form of Incentive Stock Option Agreements for Ultracision Inc., as Amended by the Assumed Option Agreement, as previously filed on March 30, 1998 as Exhibit 99.3 to Form S-8 (33-48869) and incorporated herein by reference.

13.0*     2000 Annual Report to Shareholders.

23.0* Report on Financial Statement Schedule and Consent of Independent Auditors. (See page 16 of this Annual Report on Form 10-K.)

27.0*     Financial Data Schedule


* Attached as exhibits to this Form 10-K.