Form 10-Q
period 2000-06-24
GIGA TRONICS INC
filed 2000-07-20
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the period ended June 24, 2000, or

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________

        Commission File No. 0-12719

                            GIGA-TRONICS INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         California                                       94-2656341
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


4650 Norris Canyon Road, San Ramon, CA                      94583
----------------------------------------               ----------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:  (925) 328-4650


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   [X]             No   [ ]


Common stock outstanding as of July 14, 2000: 4,455,871

                            GIGA-TRONICS INCORPORATED

                                      INDEX



PART I - FINANCIAL INFORMATION                                                             Page No.
------------------------------                                                             --------
      ITEM 1     Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets as of June 24, 2000
                 and March 25, 2000 (unaudited) ...............................................3

                 Condensed Consolidated Statements of Operations, three months ended June 24, 2000 and June 26, 1999 (unaudited).............................4

                 Condensed Consolidated Statements of Cash Flows, three months ended June 24, 2000 and June 26, 1999 (unaudited).............................5

                 Notes to Unaudited Condensed Consolidated Financial Statements................6

      ITEM 2     Management's Discussion and Analysis of
                 Operations and Financial Condition............................................8


PART II - OTHER INFORMATION

      ITEM 1     Legal Proceedings

                 As of June 24, 2000, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

      ITEM 2     Not applicable
       TO 5

      ITEM 6     Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      (27)   Financial Data Schedule

                 (b)  Reports on Form 8-K

                      Not applicable

SIGNATURES....................................................................................11

                            GIGA-TRONICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (In thousands, except share data)

                                                                         June 24,    March 25,
                                                                          2000         2000
                                                                         --------    ---------
ASSETS
Current Assets:
   Cash and cash equivalents                                             $ 4,634      $ 3,455
   Trade accounts receivable, net of allowance
        of $255 and $253, respectively                                     6,082        9,194
   Inventories, net                                                       15,576       14,692
   Prepaid expenses                                                          435          444
   Deferred income taxes                                                   3,597        3,570
                                                                         -------      -------
Total current assets                                                      30,324       31,355
Property and Equipment:
   Building and leasehold improvements                                       381          382
   Machinery and equipment                                                14,910       14,673
   Office furniture and fixtures                                           1,047        1,023
                                                                         -------      -------
Property and equipment                                                    16,338       16,078
Less accumulated depreciation and amortization                            11,095       10,678
                                                                         -------      -------
Property and equipment, net                                                5,243        5,400
Patents and licenses                                                          87          112
Goodwill, net                                                                526          564
Other assets                                                                 115           95
                                                                         -------      -------
Total assets                                                             $36,295      $37,526
                                                                         =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                        2,491        4,065
   Accrued commissions                                                       567          625
   Accrued payroll and benefits                                            1,899        1,638
   Accrued  warranty                                                         614          553
   Customer advances                                                       1,237        1,536
   Current portion of capital lease and other long term obligations          121          118
   Other current liabilities                                               1,059        1,175
                                                                         -------      -------
Total current liabilities                                                  7,988        9,710
Capital lease and other long term obligations, net                         1,629        1,667
                                                                         -------      -------
Total liabilities                                                          9,617       11,377
                                                                         -------      -------
Shareholders' Equity
Common stock of no par value;
   Authorized 40,000,000 shares; 4,440,871 shares outstanding at
   June 24, 2000 and 4,431,008 shares at March 25, 2000                   11,942       11,921
Retained earnings                                                         14,736       14,228
                                                                         -------      -------
Total shareholders' equity                                                26,678       26,149
                                                                         -------      -------
Total liabilities and shareholders' equity                               $36,295      $37,526
                                                                         =======      =======

See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                          Three Months Ended
                                                        ----------------------
                                                        June 24,      June 26,
                                                          2000          1999
                                                        --------      --------
Net sales                                               $ 12,161      $ 11,505

Cost of sales                                              7,725         8,054
                                                        --------      --------
Gross profit                                               4,436         3,451

Product development                                        1,166           870
Selling, general and administrative                        2,546         2,295
Amortization of intangibles                                   63           150
                                                        --------      --------
Operating expenses                                         3,775         3,315

Operating income                                             661           136

Other income                                                  32            27
Interest income (expense), net                                33            (1)
                                                        --------      --------
Earnings before income taxes                                 726           162

Provision for income taxes                                   218            50
                                                        --------      --------
Net earnings                                            $    508      $    112
                                                        ========      ========

Earnings per common share - basic                       $   0.11      $   0.03
                                                        ========      ========

Earnings per common share - diluted                     $   0.11      $   0.03
                                                        ========      ========

Weighted average basic common shares outstanding           4,437         4,362
                                                        ========      ========
Weighted average diluted common shares outstanding         4,817         4,372
                                                        ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In thousands)


                                                                     Three Months Ended
                                                                   -----------------------
                                                                   June 24,       June 26,
                                                                     2000           1999
                                                                   --------       --------
Cash flows provided from operations:
Net earnings                                                       $    508       $    112
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization                                           511            591
Gain on sale of fixed assets                                             (3)            --
Deferred income taxes, net                                              (19)            --
Changes in operating assets and liabilities                             512           (142)
                                                                   --------       --------
Net cash provided by operations                                       1,509            561

Cash flows from investing activities
Additions to property and equipment                                    (291)          (256)
Proceeds from sale of equipment                                           3             --
Other assets                                                            (20)             4
                                                                   --------       --------
Net cash used in investing activities                                  (308)          (252)

Cash flows from financing activities:
Issuance of common stock                                                 21             --
Payments on capital lease and other long term obligations               (43)            (4)
                                                                   --------       --------
Net cash used in financing activities                                   (22)            (4)
Increase (decrease) in cash and cash equivalents                      1,179            305
                                                                   --------       --------
Beginning cash and cash equivalents                                   3,455          2,686
Ending cash and cash equivalents                                   $  4,634       $  2,991
                                                                   ========       ========

Supplementary disclosure of cash flow information:

    (1) No cash was paid for interest in the three month periods ended June 24, 2000 and June 26, 1999.

    (2) Cash paid for income taxes in the three month period ended June 24, 2000 was $14,000. Cash paid for income taxes in the three month period ended June 26, 1999 was $800.

See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

        The condensed consolidated balance sheets of Giga-tronics as of June 24, 2000 and March 25, 2000 and the condensed consolidated statements of operations, and cash flows for the three months ended June 24, 2000 and June 26, 1999 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair preparation of the condensed consolidated financial position and results of operations and cash flows, have been included in such unaudited condensed consolidated financial statements. The consolidated results of operations for the three months ended June 24, 2000 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 25, 2000.

(2)     Inventories

        Inventories consist of the following (in thousands):

                                                June 24,       March 25,
                                                  2000           2000
                                                --------       ---------
         Raw materials                          $  8,355       $  8,095
         Work-in-process                           5,913          5,746
         Finished goods                              776            294
         Loaned Inventory                            532            557
                                                --------       --------
         Total inventory                        $ 15,576       $ 14,692
                                                ========       ========

(3)     Earnings Per Share

        Basic earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. The shares used in per share computations for the fiscal quarters ended June 24, 2000 and June 26, 1999 are as follows:


                                                                         Three Months Ended
                                                                       ----------------------
                                                                       June 24,      June 26,
                                                                         2000          1999
                                                                       --------      --------
         Net earnings                                                  $    508      $    112
                                                                       ========      ========

         Weighted average:
         Common shares outstanding                                        4,437         4,362
         Dilutive potential common shares                                   380            10
                                                                       --------      --------
         Common shares assuming dilution                                  4,817         4,372
                                                                       ========      ========

         Net earnings per share of common stock                        $   0.11      $   0.03
                                                                       ========      ========
         Net earnings per share of common stock assuming dilution      $   0.11      $   0.03
                                                                       ========      ========

         Number of stock options not included in the computation             --           101
                                                                       ========      ========

        The number of stock options not included in the computation of diluted EPS for the three month period ended June 26, 1999 reflects stock options where the exercise prices were greater than the average market price of the common shares and are therefore antidilutive.

(4)     Comprehensive Income

        The Company has no components of other comprehensive income. As such, net income equals comprehensive income for June 24, 2000 and June 26, 1999, respectively.

(5)     Significant Customers and Industry Segment Information

        The Company has five reportable segments: Giga-tronics Instruments Division, ASCOR, Microsource, DYMATIX, and Corporate. Giga-tronics Instrument division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments or devices. DYMATIX, which includes Viking Semiconductor Equipment, Inc. and Ultracision, Inc., manufactures and markets optical inspection equipment used to test semiconductor devices and automation equipment for the test and inspection of silicon wafers. The corporate segment handles the financing needs of each segment and lends funds to each segment as required.

        Information on reportable segments is as follows (in thousands):

                                                       Three Months Ended
                                       ---------------------------------------------------
                                           June 24, 2000                 June 26, 1999
                                       ----------------------       ----------------------
                                                     Pre-tax                      Pre-tax
                                                      Income                       Income
                                       Revenue        (loss)        Revenue        (loss)
                                       --------      --------       --------      --------
         Giga-tronics Instruments      $  5,224      $    207       $  4,415      $     88
         ASCOR                            1,897           487          1,882            90
         Microsource                      4,033            14          3,268          (238)
         DYMATIX                          1,007          (234)         1,940           (27)
         Corporate                           --           252             --           249
                                       --------      --------       --------      --------
         Total                         $ 12,161      $    726       $ 11,505      $    162
                                       ========      ========       ========      ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION


The forward-looking statements included in this report including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends" and words of similar import, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in the Giga-tronics' annual report on Form 10-K for the fiscal year ended March 25, 2000 Part I, under the heading "Certain factors which may adversely affect future operations or an investment in Giga-tronics", as well as the discussion of "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

GENERAL

Giga-tronics designs, manufactures, and markets microwave and radio frequency signal generation and power measurement instruments, switching devices, and YIG tuned oscillators. These products are used in the development, test, and maintenance of wireless communications products and systems, electronic defense systems, and automatic testing systems (ATE). Giga-tronics also manufactures a line of inspection and handling devices used in the production of semiconductor devices.

THREE MONTHS ENDED JUNE 24, 2000 AND JUNE 26, 1999

Orders for the three month period were 55% higher ($6,093,000) than the comparable period last year. Orders for the Instruments division were flat in the first quarter of 2000 versus the prior year. Orders for ASCOR were 38% ($392,000) higher for the first quarter versus last year. Orders for Microsource were 231% ($6,284,000) higher than the comparable quarter last year. DYMATIX orders were 30% lower ($594,000) in the first three months ended June 24, 2000 versus the same period a year ago. Backlog at June 24, 2000 was $39,143,000 (about $28.9 million is expected to be shipped within one year) as compared to $17,270,000 at June 26, 1999.

Net sales for the three month period ended June 24, 2000 increased 6% ($656,000) compared with the same period last year. Sales for Microsource increased 23% ($765,000) primarily due to a strong backlog. Giga-tronics Instruments increased sales by 18% ($809,000) primarily due to strong orders and backlog. ASCOR sales were flat during the quarter. Sales for DYMATIX decreased 48% ($933,000) in the quarter principally due to weak orders for the first quarter coupled with delayed shipments.

Cost of Sales decreased 4% ($329,000) in the quarter ended June 24, 2000 from the similar period a year ago. The decrease for the first quarter of fiscal 2000 is attributable to lower manufacturing material costs and manufacturing labor for the products shipped during that quarter.

Operating expenses for the three month period increased 14% ($460,000) compared with the prior year. Research and development expenses for the three month period increased 34% ($296,000) compared with the prior year due to the continuation of the new microwave synthesizer product development at the Instruments division coupled with increased product development at Microsource. Selling, general and administrative expenses increased 11% ($251,000) primarily due to increased sales commissions. Amortization of intangibles decreased 58% ($87,000) as compared to the prior year. The decrease in the amortization of intangibles is a result of lower amortization of patents and licenses.

Interest income for the three month period improved over the prior year due to higher cash available for investment. The higher cash available is primarily due to operating income during the period.

Earnings before income taxes for the three month period improved $525,000 compared to the same period last year. The change was primarily due to the improvement in gross profit as described above.

FINANCIAL CONDITION

Giga-tronics maintains a strong financial position, with working capital of $22,336,000 and a ratio of current assets to current liabilities of 3.8 to 1.0 at June 24, 2000. Giga-tronics continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations, for the three months ended June 24, 2000, was $1,509,000.

Cash and cash equivalents increased $1,179,000. Giga-tronics spent $288,000 on new manufacturing and test equipment and other capital items. Giga-tronics intends to continue to invest in capital items that support growth and new product development, raise productivity and improve quality of its products. Historically the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for the foreseeable future.

Management believes that cash reserves and investments remain adequate to meet anticipated operating needs. In addition, the Company has an unsecured revolving line of credit loan for $7 million, none of which has been utilized. This line of credit expires July 31, 2000. Upon expiration, the Company intends to renew the line of credit. It is also the Company's intention to increase research and development expenditures for the purpose of broadening its product base. From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company's operating expenses and require the additional use of capital resources.

OUTLOOK

Giga-tronics outlook for 2001 is optimistic. Giga-tronics expects sales of products in its Giga-tronics Instruments segment and it's Microsource segment to improve in the upcoming year as new products come on line and the broadband wireless market continues to grow.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this section of the report, including statements regarding sales under "OUTLOOK" and statements under "FINANCIAL CONDITION", are forward looking. While Giga-tronics believes that these statements are accurate, Giga-tronics' business is dependent upon general economic conditions and various conditions specific to the test and measurement, wireless and semiconductor industries. Future trends and these factors could cause actual results to differ materially from the forward looking statements that we have made. In particular:

Giga-tronics has a significant number of defense-related orders. If the defense market should decline, shipments in the current year could be less than anticipated and cause a decrease in earnings. The Company's commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due. If this occurs, then shipments in the current year could fall short of plan resulting in a decline in earnings.

Microsource was requested by SpectraPoint Wireless LLC on June 28, 2000 to suspend further performance on all SpectraPoint purchase orders for equipment used in their LMDS systems. SpectraPoint informed Microsource that SpectraPoint is undergoing an evaluation of the material and components required to fulfill the needs of its current and future commitments to its customers. The purpose of the suspension of work is to contain costs during that process, and applies to all SpectraPoint suppliers. The suspended work represents approximately $2.3 million of the original $5.1 million order and is less than 10% of the Microsource backlog. Failure to a timely resumption of this contract could have an adverse impact on the Company's earnings during the next two quarters.

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

As part of its business strategy, the Company intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. The Company acquired Microsource, Inc. in fiscal 1999 in a transaction accounted for as a purchase. The Company is subject to various risks in connection with these and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of the Company's common stock. Any such issuance may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company's common stock.

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this 10Q contain forward-looking statements that involve risks and uncertainties. The actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed herein and in the Company's 2000 Report 10-K under "Item 1. Business" and "Certain Factors Which May Affect Future Operation Or An Investment In Giga-tronics" as filed with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GIGA-TRONICS INCORPORATED
                                              (Registrant)



Date:        07/18/00                    /s/ GEORGE H. BRUNS, JR.
         ----------------                ---------------------------------------
                                         George H. Bruns, Jr.
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)



Date:        07/19/00                    /s/ MARK H. COSMEZ II
         ----------------                ---------------------------------------
                                         Mark H. Cosmez II
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)