Form 10-Q
period 2000-09-30
GIGA TRONICS INC
filed 2000-10-19
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2000, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ to __________________

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


                             Yes [X]      No [ ]


Common stock outstanding as of October 10, 2000:                 4,475,462

                                  GIGA-TRONICS INCORPORATED

                                            INDEX



PART I - FINANCIAL INFORMATION                                                              Page No.
------------------------------                                                              --------
      ITEM 1     Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets as of September 30, 2000
                 and March 25, 2000 (unaudited) ............................................... 3

                 Condensed Consolidated Statements of Operations, three and six months ended September 30, 2000 and September 25, 1999 (unaudited)................... 4

                 Condensed Consolidated Statements of Cash Flows, six months ended September 30, 2000 and September 25, 1999 (unaudited)................... 5

                 Notes to Unaudited Condensed Consolidated Financial Statements................ 6

      ITEM 2     Management's Discussion and Analysis of
                 Operations and Financial Condition............................................ 9


PART II - OTHER INFORMATION

      ITEM 1
         TO 3    Not applicable

      ITEM 4     Submission of Matters to a Vote of Security Holders........................... 12

      ITEM 5     Not applicable

      ITEM 6     Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      (27)   Financial Data Schedule

                 (b)  Reports on Form 8-K

                      Not applicable


SIGNATURES..................................................................................... 13

                            GIGA-TRONICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (In thousands, except share data)


                                                                     September 30, 2000    March 25, 2000
                                                                     ------------------    --------------
ASSETS
Current Assets:
   Cash and cash equivalents                                              $ 5,718            $ 3,455
   Trade accounts receivable, net of allowance                              6,273              9,194
        of $204 and $253, respectively
   Inventories, net                                                        14,960             14,692
   Prepaid expenses                                                           660                444
   Deferred income taxes                                                    3,597              3,570
                                                                          -------            -------
Total current assets                                                       31,208             31,355
Property and Equipment:
   Building and leasehold improvements                                        700                382
   Machinery and equipment                                                 14,806             14,673
   Office furniture and fixtures                                            1,078              1,023
                                                                          -------            -------
Property and equipment, gross cost                                         16,584             16,078
Less accumulated depreciation and amortization                             11,530             10,678
                                                                          -------            -------
Property and equipment, net cost                                            5,054              5,400
Patents and licenses                                                           60                112
Goodwill, net                                                                 485                564
Other assets                                                                   92                 95
                                                                          -------            -------
Total assets                                                              $36,899            $37,526
                                                                          =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                         2,608              4,065
   Accrued commissions                                                        569                625
   Accrued payroll and benefits                                             1,806              1,638
   Accrued  warranty                                                          640                553
   Customer advances                                                        1,278              1,536
   Current portion of capital lease and other long term                       124                118
        obligations
   Other current liabilities                                                  917              1,175
                                                                          -------            -------
Total current liabilities                                                   7,942              9,710
Capital lease and other long term obligations, net                          1,583              1,667
                                                                          -------            -------
Total liabilities                                                           9,525             11,377
                                                                          -------            -------
Shareholders' Equity
Common stock of no par value;                                              12,081             11,921
   Authorized 40,000,000 shares; 4,475,462 shares outstanding at
   September 30, 2000 and 4,431,008 shares at March 25, 2000
Retained earnings                                                          15,293             14,228
                                                                          -------            -------
Total shareholders' equity                                                 27,374             26,149
                                                                          -------            -------
Total liabilities and shareholders' equity                                $36,899            $37,526
                                                                          =======            =======

See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                 Three Months Ended                 Six Months Ended
                                                 ------------------                 ----------------
                                          Sept. 30, 2000   Sept. 25, 1999   Sept. 30, 2000    Sept. 25, 1999
                                          --------------   --------------   --------------    --------------
Net sales                                     $14,058          $11,834          $26,219          $23,339

Cost of sales                                   9,112            7,886           16,837           15,940
                                              -------          -------          -------          -------
Gross profit                                    4,946            3,948            9,382            7,399

Product development                             1,390            1,038            2,556            1,908
Selling, general and administrative             2,840            2,450            5,386            4,745
Amortization of intangibles                        68              150              131              300
                                              -------          -------          -------          -------
Operating expenses                              4,298            3,638            8,073            6,953

Operating income                                  648              310            1,309              446

Other income                                      114               11              146               38
Interest income, net                               36                3               69                2
                                              -------          -------          -------          -------
Earnings before income taxes                      798              324            1,524              486

Provision for income taxes                        241               97              459              147
                                              -------          -------          -------          -------

Net earnings                                  $   557          $   227          $ 1,065          $   339
                                              =======          =======          =======          =======

Earnings per common share - basic                0.12             0.05             0.24             0.08
                                              =======          =======          =======          =======

Earnings per common share - diluted              0.12             0.05             0.22             0.08
                                              =======          =======          =======          =======

Weighted average basic common shares
outstanding                                     4,460            4,368            4,449            4,365
                                              -------          -------          -------          -------
Weighted average diluted common
shares outstanding                              4,796            4,483            4,806            4,436
                                              -------          -------          -------          -------


See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        Six Months Ended
                                                                  Sept. 30,2000     Sept. 25, 1999
                                                                  -------------     --------------
Cash flows provided from operations:
Net earnings                                                         $ 1,065           $   339
Adjustments to reconcile net earnings  to net cash provided
   by operations:
Depreciation and amortization                                          1,058             1,157
(Gain) / Loss on sale of fixed assets                                    (21)               20
Deferred income taxes, net                                               (19)              (48)
Changes in operating assets and liabilities                              663              (515)
                                                                     -------           -------
Net cash provided by operations                                        2,746               953

Cash flows from investing activities:
Additions to property and equipment                                     (586)             (492)
Proceeds from sale of equipment                                           26               ---
Other assets                                                               3                10
                                                                     -------           -------
Net cash used in investing activities                                   (557)             (482)

Cash flows from financing activities:
Issuance of common stock                                                 160                50
Proceeds on long term debt                                               ---                 3
Payments on capital lease and other long term obligations                (86)              (40)
                                                                     -------           -------
Net cash provided by financing activities                                 74                13
Increase in cash and cash equivalents                                  2,263               484
                                                                     -------           -------
Beginning cash and cash equivalents                                    3,455             2,686
Ending cash and cash equivalents                                     $ 5,718           $ 3,170
                                                                     =======           =======

Supplementary disclosure of cash flow information:

        (1) No cash was paid for interest in the six month periods ended September 30, 2000 and September 25, 1999.

        (2) Cash paid for income taxes in the six month period ended September 30, 2000 was $10,600. Cash paid for taxes in the six month period ended September 25, 1999 was $5,500.


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

(2)     Inventories

        Inventories consist of the following (in thousands):

                               Sept. 30, 2000    March 25, 2000
                               --------------    --------------
         Raw materials             $ 8,006          $ 8,095
         Work-in-process             5,667            5,746
         Finished goods                543              294
         Loaned Inventory              744              557
                                   -------          -------
         Total inventory           $14,960          $14,692
                                   =======          =======

        During September 2000, the Company received a $1.6 million settlement in connection with a contract cancellation by SpectraPoint Wireless, LLC (SpectraPoint). The Company also wrote off certain SpectraPoint inventory. The settlement and inventory write off have been included in net sales and cost of sales, respectively, in the accompanying September 30, 2000 condensed consolidated statement of operation.

(3)     Earnings Per Share

        Basic earnings per share is calculated by dividing net income or loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128 Earnings per Share. The shares used in per share computations for the three and six month periods ended September 30, 2000 and September 25, 1999 are as follows (in thousands, except per share data):

                                                   Three Months Ended            Six Months  Ended
                                                   ------------------            -----------------
                                             Sept. 30, 2000  Sept. 25, 1999  Sept. 30, 2000   Sept. 25, 1999
                                             --------------  --------------  ---------------  --------------
Net earnings                                     $  557          $  227          $1,065          $  339
                                                 ======          ======          ======          ======
Weighted average:
 Common shares outstanding                        4,460           4,368           4,449           4,365
Dilutive potential common shares                    336             115             357              71
                                                 ------          ------          ------          ------
Common shares assuming dilution                   4,796           4,483           4,806           4,436
                                                 ======          ======          ======          ======

Net earnings per share of common stock           $ 0.12          $ 0.05          $ 0.24          $ 0.08
                                                 ======          ======          ======          ======
Net earnings per share of common stock
assuming dilution                                $ 0.12          $ 0.05          $ 0.22          $ 0.08
                                                 ======          ======          ======          ======

Number of stock options not included in
the computation                                      48              49              31              78
                                                 ======          ======          ======          ======


        The number of stock options not included in the computation of diluted EPS for the three and six month periods ended September 30, 2000 and September 25, 1999 reflects stock options where the exercise prices were greater than the average market price of the common shares and were therefore antidilutive.


(4)     Comprehensive Income

        The Company has no components of other comprehensive income. As such, net income equals comprehensive income for September 30, 2000 and September 25, 1999, respectively.

(5)     Significant Customers and Industry Segment Information

        The Company has five reportable segments: Giga-tronics Instruments Division, ASCOR, Microsource, DYMATIX, and Corporate. Giga-tronics Instruments division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications' products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments or devices. DYMATIX, which includes Viking Semiconductor Equipment, Inc. and Ultracision, Inc., manufactures and markets optical inspection equipment used to test semiconductor devices and automation equipment for the test and inspection of silicon wafers. The Corporate segment handles the financing needs of each segment and lends funds to each segment as required.

        Information on reportable segments is as follows (in thousands):

                                                       Three Months Ended
                                  -----------------------------------------------------------
                                       Sept. 30, 2000                    Sept. 25, 1999
                                  ------------------------           ------------------------
                                                  Pre-tax                            Pre-tax
                                  Revenue       Income (loss)        Revenue       Income (loss)
                                  -------       -------------        -------       -------------
Giga-tronics Instruments          $ 6,069          $   240           $ 4,471          $   134
ASCOR                               1,931              376             1,586             (128)
Microsource                         4,071             (172)            3,929               59
DYMATIX                             1,987               15             1,848               16
Corporate                             ---              339               ---              243
                                  -------          -------           -------          -------
Total                             $14,058          $   798           $11,834          $   324
                                  =======          =======           =======          =======

                                                       Six Months Ended
                                  -----------------------------------------------------------
                                       Sept. 30, 2000                    Sept. 25, 1999
                                  ------------------------           ------------------------
                                                  Pre-tax                            Pre-tax
                                  Revenue       Income (loss)        Revenue       Income (loss)
                                  -------       -------------        -------       -------------
Giga-tronics Instruments          $11,293          $   447           $ 8,886          $   222
ASCOR                               3,828              863             3,468              (38)
Microsource                         8,104             (158)            7,197             (179)
DYMATIX                             2,994             (219)            3,788              (11)
Corporate                             ---              591               ---              492
                                  -------          -------           -------          -------
Total                             $26,219          $ 1,524           $23,339          $   486
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

GENERAL

Giga-tronics designs, manufactures, and markets microwave and radio frequency signal generation and power measurement instruments, switching devices, and YIG tuned oscillators. These products are used in the development, test, and maintenance of wireless communications' products and systems, electronic defense systems, and automatic testing systems (ATE). Giga-tronics also manufactures a line of inspection and handling devices used in the production of semiconductor devices.

THREE AND SIX MONTHS ENDED  SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999

Total orders for the three month period were $15,119,000 or 11% lower ($1,805,000) than the comparable period last year. Orders for the Instruments division were 55% ($2,512,000) higher in the second quarter versus the prior year. Orders for ASCOR were 81% ($4,606,000) lower for the second quarter versus last year. Orders for Microsource were equivalent to the orders for the comparable quarter last year. The Semiconductor group orders were 20% higher ($290,000) in the three months ended September 30, 2000 versus the same period a year ago. For all of the segments in aggregate, orders for the six months were 15% higher ($4,288,000) than the comparable period last year. Backlog at September 30, 2000 was $40,204,000 (about $26.1 million is expected to be shipped within one year) compared to $22,360,000 at September 25, 1999.

Net sales for the three and six month period ended September 30, 2000 increased 19% ($2,224,000) and 12% ($2,880,000), respectively, compared with the same periods last year. Giga-tronics Instruments sales increased 36% ($1,598,000) for the quarter and increased 27% ($2,407,000) for the six months ended September 30, 2000 in comparison to prior year, these increases are a result of strong orders and backlog for the Instruments division. ASCOR increased sales during the quarter 22% ($345,000) and for the six months increased 10% ($360,000) from the respective periods of a year ago. Sales for Microsource increased 4% ($142,000) in the quarter and 13% ($907,000) for the six months ended September 30, 2000, these sales include the contract cancellation settlement from SpectraPoint ($1,624,000). Sales for DYMATIX increased 8% ($139,000) in the quarter and declined 21% ($794,000) for the six months.

Cost of Sales increased 16% ($1,226,000) in the quarter ended September 30, 2000 from the similar period a year ago. For the six months ended September 30, 2000, cost of sales increased 6% ($897,000). These increases are attributable to higher sales coupled with higher manufacturing material costs and manufacturing labor for the products shipped, and the write off of certain inventory related to the SpectraPoint contract cancellation.

Operating expenses for the three and six month periods increased 18% ($660,000) and 16% ($1,120,000), respectively, compared with the prior year. Product development expenses for the three and six month periods increased 34% ($352,000) and ($648,000), respectively, compared with the prior year primarily due to the increased product development at Microsource ($305,000) in the quarter and ($444,000) for the six month period. Selling, general and administrative expenses increased 16% ($391,000) for the three months ended September 30, 2000 compared to the prior year. For the six months ended September 30, 2000 selling, general and administrative expenses increased 14% ($641,000). These increases are primarily due to higher commission expenses related to higher sales levels coupled with increased promotional expenses at the Instruments division. Amortization of intangibles decreased 55% ($82,000) for the three months and 56% ($169,000) for the six months as compared to the prior year. The decrease in the amortization of intangibles is a result of lower amortization of patents and licenses.

Interest income for the three and six month periods improved over the prior year due to higher levels of cash available for investment. The higher cash available is primarily due to operating income during the period.

Earnings before income taxes for the three month and six month periods improved $474,000 and $1,038,000 compared to the same period last year. The change was primarily due to the improvement in gross profit offset by increased expenses as described above.


FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $23,266,000 and a ratio of current assets to current liabilities of 3.9 to 1.0 at September 30, 2000. The Company continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations, for the six months ended September 30, 2000, was $2,746,000.

Cash and cash equivalents increased $2,263,000 for the six months ended September 30, 2000. The Company spent $586,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for the foreseeable future.

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

OUTLOOK

Giga-tronics outlook for 2001 is optimistic. Giga-tronics expects sales of products in its Giga-tronics Instruments segment to improve along with the growing broadband wireless market especially with the initial shipments of the new Microwave Synthesizer (Model 12000). While it's Microsource segment is expected to improve in the upcoming year as the broadband wireless market continues to grow, it's short term growth will be less than anticipated as there are timing delays associated with setup and start up of recently booked orders in this segment.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this section of the report, including statements regarding sales under "OUTLOOK" and statements under "FINANCIAL CONDITION", are forward-looking. While Giga-tronics believes that these statements are accurate, Giga-tronics' business is dependent upon general economic conditions and various conditions specific to the test and measurement, wireless and semiconductor industries. Future trends and these factors could cause actual results to differ materially from the forward looking statements that we have made. In particular:

Giga-tronics has a significant number of defense-related orders. If the defense market should decline, shipments in the current year could be less than anticipated and cause a decrease in earnings. The Company's commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due. If this occurs, then shipments in the current year could fall short of plan resulting in a decline in earnings. In addition, other risks that Giga-tronics faces in running its operations include: shortages of critical parts; timely ability to ramp manufacturing capacity to meet order demand and the ability to quickly adapt cost structures to changing conditions.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this 10-Q contain forward-looking statements that involve risks and uncertainties. The actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed herein and in the Company's 2000 Report 10-K under "Item 1. Business" and "Certain Factors Which May Affect Future Operation Or An Investment In Giga-tronics" as filed with the Securities and Exchange Commission.

Part II, Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A.)  Annual Meeting of stockholders was held on August 30, 2000.

      (1) The vote for the nominated Directors was as follows:

          Nominee                             In Favor             Withheld
          -------                             --------             --------
          George H. Bruns, Jr.               3,923,239              167,149
          James A. Cole                      3,923,639              166,749
          Robert C. Wilson                   3,923,489              166,899
          William E. Wilson                  3,923,539              166,849


      (2) Other matters voted upon at the meeting were as follows:

          (a) Adoption of The 2000 Stock Option Plan was approved as follows:

                                              No. of Votes on Proposal              Percent of Votes Cast
                                              ------------------------              ---------------------
              For                                            2,064,815                             79.56%
              Against                                          525,436                             20.24%
              Abstain                                            5,010                               .20%
                             Quorum                          2,595,261                            100.00%


               Broker non-voted Shares = 1,495,127


           (b) Ratification of the selection of KPMG Peat Marwick LLP as independent public accountants for the fiscal year 2000 was approved as follows:

                                              No. of Votes on Proposal              Percent of Votes Cast
                                              ------------------------              ---------------------
              For                                            4,082,463                             99.81%
              Against                                              970                              0.02%
              Abstain                                            6,955                              0.17%
                             Quorum                          4,090,388                            100.00%

               Broker non-voted Shares = 0

               Outstanding shares on Record Date = 4,455,871

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       GIGA-TRONICS INCORPORATED
                                             (Registrant)




Date:        10/19/00                 /s/GEORGE H. BRUNS, JR.
                                      ----------------------------------------
                                      George H. Bruns, Jr.
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)




Date:        10/19/00                 /s/MARK H. COSMEZ II
                                      ----------------------------------------
                                      Mark H. Cosmez II
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
    27          Financial Data Schedule