Form 10-Q
period 2000-12-30
GIGA TRONICS INC
filed 2001-01-23
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 30, 2000, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ to ____________________

        Commission File No.   0-12719
                            -----------

                            GIGA-TRONICS INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          California                                       94-2656341
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


4650 Norris Canyon Road, San Ramon, CA                        94583
--------------------------------------                      ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:  (925) 328-4650
                                --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   [X]          No   [ ]

Common stock outstanding as of January 18, 2001:    4,491,962
                                                   ------------

                            GIGA-TRONICS INCORPORATED

                                      INDEX


PART I - FINANCIAL INFORMATION                                                          Page No.
                                                                                        --------
    ITEM 1       Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets as of December 30, 2000
                 and March 25, 2000 (unaudited) ...............................................3

                 Condensed Consolidated Statements of Operations, three and nine months ended December 30, 2000 and December 25, 1999 (unaudited).....................4

                 Condensed Consolidated Statements of Cash Flows, nine months ended December 30, 2000 and December 25, 1999 (unaudited).....................5

                 Notes to Unaudited Condensed Consolidated Financial Statements................6

    ITEM 2       Management's Discussion and Analysis of
                 Operations and Financial Condition............................................9


PART II - OTHER INFORMATION

    ITEM 1       Legal Proceedings
                 As of January 22, 2001, Giga-tronics has no material pending legal proceedings.
                 From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

    ITEM 2 TO 5  Not applicable

    ITEM 6       Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      (27)   Financial Data Schedule

                 (b)  Reports on Form 8-K

                      Not applicable


SIGNATURES....................................................................................12

                            GIGA-TRONICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (In thousands, except share data)


                                                                       December 30,    March 25,
                                                                           2000          2000
                                                                       ------------    ---------
ASSETS
Current Assets:
   Cash and cash equivalents                                             $  3,547      $  3,455
   Trade accounts receivable, net of allowance
        of $205 and $253, respectively                                      7,424         9,194
   Inventories, net                                                        16,129        14,692
   Prepaid expenses                                                           532           444
   Deferred income taxes                                                    3,597         3,570
                                                                         --------      --------
Total current assets                                                       31,229        31,355
Property and Equipment:
   Building and leasehold improvements                                        434           382
   Machinery and equipment                                                 15,429        14,673
   Office furniture and fixtures                                            1,131         1,023
                                                                         --------      --------
Property and equipment, gross cost                                         16,994        16,078
Less accumulated depreciation and amortization                             11,877        10,678
                                                                         --------      --------
Property and equipment, net cost                                            5,117         5,400
Patents and licenses                                                           41           112
Goodwill, net                                                                 447           564
Other assets                                                                   91            95
                                                                         --------      --------
Total assets                                                             $ 36,925      $ 37,526
                                                                         ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                         3,147         4,065
   Accrued commissions                                                        588           625
   Accrued payroll and benefits                                             1,512         1,638
   Accrued  warranty                                                          688           553
   Customer advances                                                          800         1,536
   Current portion of capital lease and other long term obligations           117           118
   Other current liabilities                                                  743         1,175
                                                                         --------      --------
Total current liabilities                                                   7,595         9,710
Capital lease and other long term obligations, net                          1,556         1,667
                                                                         --------      --------
Total liabilities                                                           9,151        11,377
                                                                         --------      --------
Shareholders' Equity
Common stock of no par value;                                              12,118        11,921
   Authorized 40,000,000 shares; 4,491,962 shares outstanding at
   December 30, 2000 and 4,431,008 shares at March 25, 2000
Retained earnings                                                          15,656        14,228
                                                                         --------      --------
Total shareholders' equity                                                 27,774        26,149
                                                                         --------      --------
Total liabilities and shareholders' equity                               $ 36,925      $ 37,526
                                                                         ========      ========


                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                            Three Months Ended          Nine Months Ended
                                          ----------------------      ----------------------
                                          Dec. 30,      Dec. 25,      Dec. 30,      Dec. 25,
                                            2000          1999          2000          1999
                                          --------      --------      --------      --------
Net sales                                 $ 11,810      $ 11,314      $ 38,029      $ 34,653

Cost of sales                                7,544         7,324        24,381        23,264
                                          --------      --------      --------      --------
Gross profit                                 4,266         3,990        13,648        11,389

Product development                          1,128         1,071         3,683         2,979
Selling, general and administrative          2,696         2,392         8,083         7,137
Amortization of intangibles                     59           105           190           405
                                          --------      --------      --------      --------
Operating expenses                           3,883         3,568        11,956        10,521

Operating income                               383           422         1,692           868

Other income                                    41            16           187            54
Interest income, net                            96            22           165            24
                                          --------      --------      --------      --------
Earnings before income taxes                   520           460         2,044           946

Provision for income taxes                     157           138           616           285
                                          --------      --------      --------      --------
Net earnings                              $    363      $    322      $  1,428      $    661
                                          ========      ========      ========      ========


Earnings per common share - basic             0.08          0.07          0.32          0.15
                                          ========      ========      ========      ========


Earnings per common share - diluted           0.08          0.07          0.30          0.15
                                          ========      ========      ========      ========

Weighted average basic common shares
outstanding                                  4,488         4,383         4,462         4,371
                                          --------      --------      --------      --------
Weighted average diluted common
shares outstanding                           4,777         4,611         4,799         4,509
                                          --------      --------      --------      --------


See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                      Nine Months Ended
                                                                   -----------------------
                                                                   Dec. 30,       Dec. 25,
                                                                     2000           1999
                                                                   --------       --------
Cash flows provided from operations:
Net earnings                                                       $  1,428       $    661
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization                                         1,585          1,601
(Gain) / Loss on sale of fixed assets                                   (20)            20
Deferred income taxes, net                                              (19)           (48)
Changes in operating assets and liabilities                          (1,871)         1,089
                                                                   --------       --------
Net cash provided by operations                                       1,103          3,323
Cash flows from investing activities:
Additions to property and equipment                                  (1,118)          (864)
Proceeds from sale of equipment                                          26             --
Other assets                                                              4             25
                                                                   --------       --------
Net cash used in investing activities                                (1,088)          (839)
Cash flows from financing activities:
Issuance of common stock                                                197             50
Proceeds on long term debt                                               --              2
Payments on capital lease and other long term obligations              (120)           (57)
                                                                   --------       --------
Net cash provided by (used in) financing activities                      77             (5)
Increase in cash and cash equivalents                                    92          2,479
                                                                   --------       --------
Beginning cash and cash equivalents                                   3,455          2,686
Ending cash and cash equivalents                                   $  3,547       $  5,165
                                                                   ========       ========

Supplementary disclosure of cash flow information:

    (1) No cash was paid for interest in the nine month periods ended December 30, 2000 and December 25, 1999.

    (2) Cash paid for income taxes in the nine month period ended December 30, 2000 was $443,400. Cash paid for income taxes in the nine month period ended December 25, 1999 was $5,500.


See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)     Basis of Presentation

        The condensed financial statements included herein have been prepared by Giga-tronics (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 25, 2000.

(2)     Inventories

        Inventories consist of the following (in thousands):

                                                     Dec. 30,          March 25,
                                                       2000              2000
                                                     --------          ---------
         Raw materials                               $  8,429          $  8,095
         Work-in-process                                6,115             5,746
         Finished goods                                   621               294
         Loaned inventory                                 964               557
                                                     --------          --------
         Total inventory                             $ 16,129          $ 14,692
                                                     ========          ========

(3)     Earnings Per Share

        Basic earnings per share is calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In addition, certain options are considered antidilutive because the options' exercise price is above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share. The earnings per share and shares used in the computations for the three and nine month periods ended December 30, 2000 and December 25, 1999 are summarized as follows (in thousands, except per share data):

                                                     Three Months Ended      Nine Months Ended
                                                    --------------------    --------------------
                                                    Dec. 30,    Dec. 25,    Dec. 30,    Dec. 25,
                                                      2000        1999        2000        1999
                                                    --------    --------    --------    --------
        Net earnings                                 $  363      $  322      $1,428      $  661
                                                     ======      ======      ======      ======

        Weighted average:
        Common shares outstanding                     4,488       4,383       4,462       4,371
        Dilutive potential common shares                289         228         337         138
                                                     ------      ------      ------      ------
        Common shares assuming dilution               4,777       4,611       4,799       4,509
                                                     ======      ======      ======      ======

        Net earnings  per share of common stock      $ 0.08      $ 0.07      $ 0.32      $ 0.15
                                                     ======      ======      ======      ======
        Net earnings per share of common stock
        assuming dilution                            $ 0.08      $ 0.07      $ 0.30      $ 0.15
                                                     ======      ======      ======      ======

        Number of stock options not included in
        the computation                                  68          25          37          47
                                                     ======      ======      ======      ======

        The number of stock options not included in the computation of diluted EPS for the three and nine month periods ended December 30, 2000 and December 25, 1999 reflects stock options where the exercise prices were greater than the average market price of the common shares and were therefore antidilutive.

(4)     Comprehensive Income

        The Company has no components of other comprehensive income. As such, net income equals comprehensive income for December 30, 2000 and December 25, 1999, respectively.

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

        Information on reportable segments is as follows (in thousands):

                                                       Three Months Ended
                                      -------------------------------------------------------
                                            Dec. 30, 2000                Dec. 25, 1999
                                      -------------------------    --------------------------
                                                     Pre-tax                      Pre-tax
                                      Revenue     Income (loss)    Revenue      Income (loss)
                                      -------     -------------    -------      -------------
        Giga-tronics Instruments      $  6,249      $    151       $  4,676      $     99
        ASCOR                            2,145           482          1,239          (218)
        Microsource                      1,801          (556)         3,694           198
        DYMATIX                          1,615           (21)         1,705           163
        Corporate                           --           464             --           218
                                      --------      --------       --------      --------
        Total                         $ 11,810      $    520       $ 11,314      $    460
                                      ========      ========       ========      ========

                                                        Nine Months Ended
                                      -------------------------------------------------------
                                            Dec. 30, 2000                Dec. 25, 1999
                                      -------------------------    --------------------------
                                                     Pre-tax                      Pre-tax
                                      Revenue     Income (loss)    Revenue      Income (loss)
                                      -------     -------------    -------      -------------
        Giga-tronics Instruments      $ 17,542      $    598       $ 13,562      $    321
        ASCOR                            5,973         1,345          4,707          (256)
        Microsource                      9,905          (714)        10,891            19
        DYMATIX                          4,609          (240)         5,493           152
        Corporate                           --         1,055             --           710
                                      --------      --------       --------      --------
        Total                         $ 38,029      $  2,044       $ 34,653      $    946
                                      ========      ========       ========      ========

(6)     Recent Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 in the first quarter of fiscal 2002. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or operations of the Company.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101. SAB 101 presents certain of the SEC's staff views on applying generally accepted accounting principles for revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B, to defer the date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is required to adopt SAB 101 in the fourth quarter of its fiscal year ending March 31, 2001. Accordingly, any shipments previously reported as revenue, including revenue reported in the first three fiscal quarters of fiscal 2001, that do not meet SAB 101's guidance will be reported as revenue in future periods. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would not involve restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle in the fiscal year ending March 31, 2001, with appropriate restatement of interim periods as required by SFAS No. 3 "reporting Accounting Changes in Interim Financial Statements." The Company anticipates that the adoption of SAB 101 will result in a cumulative adjustment to reduce net income in the current year by approximately $845,000, net of tax. Had the Company accounted for revenue in accordance with SAB 101 in the nine month period ended December 30, 2000, revenue and net income, net of tax, would have increased by $942,000 and $377,000, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION


The forward-looking statements included in this report including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends" and words of similar import, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in the Giga-tronics' annual report on Form 10-K for the fiscal year ended March 25, 2000 Part I, under the heading "Business" and "Certain factors which may adversely affect future operations or an investment in Giga-tronics", as well as the discussion of "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

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

THREE AND NINE MONTHS ENDED  DECEMBER 30, 2000 AND DECEMBER 25, 1999

Total orders for the three month period were $13,418,000 or 17% higher ($1,953,000) than the comparable period last year. Orders for the Instruments division were 12% ($950,000) higher in the third quarter versus the prior year. Orders for ASCOR were 38% ($381,000) higher for the third quarter versus last year. Orders for Microsource were 22% ($440,000) lower than the comparable quarter last year. DYMATIX orders were 144% ($1,062,000) higher in the three months ended December 30, 2000 versus the same period a year ago. For all of the segments in aggregate, orders for the nine month period were 16% higher ($6,241,000) than the comparable period last year. Backlog at December 30, 2000 was $41,812,000 (of which approximately $31.3 million is expected to be shipped within one year) compared to $22,511,000 at December 25, 1999.

Net sales for the three and nine month period ended December 30, 2000 increased 4% ($496,000) and 10% ($3,376,000), respectively, compared with the same periods last year. Giga-tronics Instruments sales increased 34% ($1,573,000) for the quarter and increased 29% ($3,980,000) for the nine months ended December 30, 2000 in comparison to the prior year. These increases are a result of strong orders and backlog for the Instruments division. ASCOR increased sales during the quarter 73% ($906,000) and for the nine months increased 27% ($1,266,000) from the respective periods of a year ago. Sales for Microsource decreased 51% ($1,893,000) in the quarter and 9% ($986,000) for the nine months ended December 30, 2000. This decline is a result of the contract cancellation from SpectraPoint without any offsetting shipments from the new business orders recorded in the first and second quarters. Sales for DYMATIX decreased 5% ($90,000) in the quarter and declined 16% ($884,000) for the nine months.

Cost of Sales increased 3% ($220,000) in the quarter ended December 30, 2000 from the similar period a year ago. For the nine months ended December 30, 2000, cost of sales increased 5% ($1,117,000). These increases are attributable to higher sales coupled with higher manufacturing material costs and manufacturing labor for the products shipped, and the write off of certain inventory related to the SpectraPoint contract cancellation.

Operating expenses for the three and nine month periods increased 9% ($315,000) and 14% ($1,435,000), respectively, compared with the prior year. Product development expenses for the three and nine month periods increased 5% ($57,000) and 24% ($704,000), respectively, compared with the prior year. The nine month increase is primarily due to the increased product development at Microsource ($457,000). Selling, general and administrative expenses increased 13% ($304,000) for the three months ended December 30, 2000 compared to the prior year. For the nine months ended December 30, 2000 selling, general and administrative expenses increased

13% ($946,000). These increases are primarily due to higher commission expenses related to higher sales levels coupled with increased promotional expenses at the Instruments division. Amortization of intangibles decreased 44% ($46,000) for the three months and 53% ($215,000) for the nine months as compared to the prior year. The decrease in the amortization of intangibles is a result of lower amortization of patents and licenses as a result of fully amortized patents and licenses.

Interest income for the three and nine month periods improved over the prior year due to higher levels of cash available for investment.

Earnings before income taxes for the three month and nine month periods increased $60,000 and $1,098,000 compared to the same period last year. The change was primarily due to the improvement in gross profit offset by increased expenses as described above.

FINANCIAL CONDITION

The Company maintains a strong financial position, with working capital of $23,634,000 and a ratio of current assets to current liabilities of 4.1 to 1.0 at December 30, 2000. The Company continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations, for the nine months ended December 30, 2000, was $1,103,000.

Cash and cash equivalents increased $92,000 for the nine months ended December 30, 2000. The Company spent $1,118,000 on new manufacturing and test equipment and other capital items. The Company will continue to invest in capital items that support growth and new product development, raise productivity and improve quality. Historically the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for the foreseeable future.

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

OUTLOOK

Giga-tronics outlook for 2001 is optimistic. Giga-tronics expects sales of products in its Giga-tronics Instruments segment to improve along with the growing broadband wireless market especially with the initial shipments of the new Microwave Synthesizer (Model 12000). While its Microsource segment is expected to improve in the upcoming year as the broadband wireless market continues to grow, its short term growth will be less than previously anticipated as there are timing delays associated with setup and start up of recently booked orders in this segment.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this section of the report, including statements regarding sales under "OUTLOOK" and statements under "FINANCIAL CONDITION", are forward-looking. While Giga-tronics believes that these statements are accurate, Giga-tronics' business is dependent upon general economic conditions and various conditions specific to the test and measurement, wireless and semiconductor industries. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that we have made. In particular:

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

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this 10-Q contain forward-looking statements that involve risks and uncertainties. The actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed herein and in the Company's 2000 Report on Form 10-K under "Item 1. Business" and "Certain Factors Which May Affect Future Operations Or An Investment In Giga-tronics" as filed with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GIGA-TRONICS INCORPORATED
                                                  (Registrant)



Date:    January 22, 2001                   /s/ GEORGE H. BRUNS, JR.
         ----------------                   ------------------------------------
                                            George H. Bruns, Jr.
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)



Date:    January 22, 2001                   /s/ MARK H. COSMEZ II
         ----------------                   ------------------------------------
                                            Mark H. Cosmez II
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)