Form 10-K
period 2001-03-31
GIGA TRONICS INC
filed 2001-05-18
CIK 719274

                                  UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2001, or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________

        Commission File No.   0-12719

             GIGA-TRONICS INCORPORATED
          _______________________________
(Exact name of registrant as specified in its charter)

        California                                       94-2656341
__________________________________          ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4650 Norris Canyon Road, San Ramon, CA                                  94583
______________________________________                                __________
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number: (925) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
___________________                    _________________________________________

      None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                           __________________________
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of May 15, 2001 was $20,712,400. For purposes of this determination only, directors and officers of the Registrant have been assumed to be affiliates. There were a total of 4,568,694 shares of the Registrant's Common Stock outstanding as of May 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

        PART OF FORM 10-K                   DOCUMENT
        -----------------                   --------
        PART II                         Registrant's ANNUAL REPORT TO
        Items 5, 6, 7 and 8             SHAREHOLDERS for the fiscal year
                                        ended March 31, 2001.

        PART III                        Registrant's PROXY STATEMENT for
        Items 10, 11, 12 and 13         its 2001 annual meeting of shareholders
                                        to be filed no later than 120 days
                                        after the close of the fiscal year
                                        ended March 31, 2001.

                                     PART I

        The forward-looking statements included in this report including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends" and words of similar import, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under "Certain Factors Which May Adversely Affect Future Operations Or An Investment In Giga-tronics" in Item 1 below and in Item 7, "Management's Discussion and Analysis", incorporated by reference on pages 15 through 16 of the Company's 2001 Annual Report to Shareholders.

ITEM 1. BUSINESS

General

        Giga-tronics Incorporated (Giga-tronics) includes operations of Giga-tronics Instrument division, ASCOR, Inc. (ASCOR), DYMATIX, which is a joint venture of Viking Semiconductor Equipment, Inc. (Viking) and Ultracision, Inc.(Ultracision), and Microsource, Inc. (Microsource).

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

        Effective May 18, 1998, Giga-tronics acquired Microsource. All the outstanding shares of Microsource were exchanged for $1,500,000 plus contingent payments based on earnings from Microsource from 1998 to 2000, which amounts were nominal. Microsource located in Santa Rosa, California develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in manufacturing a wide variety of microwave instruments or devices.

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

Importance of Limited Number of Customers

      The Company had been a leading supplier of microwave and radio frequency
(RF) test instruments to various U.S. Government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. Government agencies will remain significant in fiscal 2002, even though the outlook for defense-related orders continues to be soft. Defense-related agencies accounted for 11% of net sales in fiscal 2001, 16% in fiscal 2000, and 24% in fiscal 1999. Commercial business accounted for 89% of net sales in fiscal 2001, 84% in fiscal 2000, and 76% in fiscal 1999. In the past several years, sales to the defense industry in general, and direct sales to the United States and foreign government agencies in particular, have declined. Giga-tronics believes this decrease of product orders, and the resulting decline in defense sales revenues, is indicative of the worldwide decline in governmental defense spending. Any further decline in defense orders as a consequence of the foregoing circumstance, or otherwise, could harm the business, operating results, financial condition and cash flows of Giga-tronics. In addition during 2001, a Japanese distributor of the Company, Midoriya, accounted for 10% of Giga-tronics consolidated sales.

Backlog of Orders

      On March 31, 2001, the Company's backlog of unfilled orders was $39,964,000 compared to $34,128,000 at March 25, 2000. As of March 31, 2001,
there were approximately $7,245,000 unfilled orders that were scheduled for shipment beyond a year, as compared to approximately $10,201,000 at March 25, 2000. Orders for the Company's products include program orders from both the U.S. Government and defense contractors, with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.

      Backlog includes only those customer orders for which a delivery schedule has been agreed upon between the Company and the customer and, in the case of U.S. Government orders, for which funding has been appropriated.

      A portion of the year-end backlog consists of U.S. Government contracts. These contracts contain customary provisions permitting termination at the convenience of the U.S. Government upon payment of a negotiated cancellation charge. The Company never has experienced a significant U.S. government contract termination.

Competition

      Giga-tronics is engaged in a highly competitive field. Competition from numerous existing companies is intense and potential new entrants are expected to increase. The Company's instrument, switch, oscillator and synthesizer products compete with Hewlett Packard, Anritsu, Racal, IFR and Rohde & Schwarz while the semiconductor equipment products compete with various other competitors. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics. There can be no assurance that any products developed by these competitors will not gain greater market acceptance than any developed by Giga-tronics. Accordingly, Giga-tronics will be required to continue to devote substantial resources and efforts to marketing and research and development activities.

Sales and Marketing

      Giga-tronics Instruments, ASCOR Inc., DYMATIX and Microsource Inc. market their products through various distributors and representatives to commercial and government customers, although not necessarily through the same distributors and representatives.

Product Development

      Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.

      Product development expense was approximately $5,087,000 in fiscal 2001, $4,180,000 in fiscal 2000, and $5,313,000 in fiscal 1999. Activities included the development of new products and the improvement of existing products. It is management's intention to maintain or increase expenditures for product development at levels required to sustain its competitive position. All of the Company's product development activities are internally funded and expensed as incurred.

      Giga-tronics expects to continue to make significant investments in research and development. There can be no assurance that future technologies, processes or product developments will not render Giga-tronics' current product offerings obsolete or that Giga-tronics will be able to develop and introduce new products or enhancements to existing products, which satisfy customer needs, in a timely manner or achieve market acceptance. The failure to do so could adversely affect Giga-tronics' business.

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

Employees

      As of March 31, 2001, Giga-tronics employed 313 individuals on a full time basis. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

      The Company sells to its international customers through a network of foreign technical sales representative organizations. Sales to foreign customers were approximately $22,072,000 in fiscal 2001, $14,468,000 in fiscal 2000, and $7,665,000 in fiscal 1999.

      The Company has a United Kingdom (UK) research & development facility for the Instruments division which has $161,000 in assets. Otherwise the Company has no other foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar.

Certain Factors Which May Adversely Affect Future Operations Or An Investment In Giga-tronics

      Business climate may become volatile

      Giga-tronics has a significant number of defense-related orders. If the defense market should soften, shipments in the current year could decrease more than current projected shipments with a concurrent decline in earnings. The Company's commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due under these orders. If this occurs, then shipments in the current year could decrease more than current projected shipments resulting in a decline in earnings.

      Giga-tronics sales are substantially dependent on the wireless industry

      Giga-tronics sells directly or indirectly to customers and equipment manufacturers in the wireless industry. Currently, this industry is undergoing dramatic and rapid change. As such, the business that Giga-tronics records could decrease or existing recorded backlog could be stretched or deferred resulting in less than projected shipments. These reduced shipments may have a material adverse effect on operations.

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

        Giga-tronics acquisitions may not be effectively integrated and their integration may be costly

        As part of its business strategy, Giga-tronics intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. Giga-tonics is subject to various risks in connection with any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into its product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially harm the Company or that any such acquisition will be successful in enhancing the Company's business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of common stock. Any such issuance may result in dilution to all Giga-tronics shareholders, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of its common stock.

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

ITEM 2. PROPERTIES

       As of March 31, 2001, Giga-tronics principal executive office and the Instrument divisions' marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2006.

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

ITEM 3. LEGAL PROCEEDINGS

       As of March 31, 2001, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

       Executive Officers of the Company are listed on page 10 of this Form
10-K.

                                     PART II

      The Registrant's Annual Report to Shareholders for the year ended March 31, 2001, is filed as Exhibit 13.0 with the Form 10-K (the "2001 Annual Report"). The information responsive to Items 5, 6, 7 and 8, which is contained in the 2001 Annual Report, is specifically incorporated by reference in this Form 10-K. With the exception of such information, the 2001 Annual Report is not deemed filed as part of this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Incorporated by reference from the 2001 Annual Report, see "Common Stock Market Prices" which appears on page 30.

ITEM 6. SELECTED FINANCIAL DATA

      Incorporated by reference from the 2001 Annual Report, see "Selected Financial Data" which appears beginning on page 30.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Incorporated by reference from the 2001 Annual Report, see "Management's Discussion and Analysis" which appears on pages 15 to 16.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Financial instruments that expose the company to market risk are cash and short-term investments. The investments are held in recognized financial instruments and have limited market risk due to the short-term maturities of the instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following items which appear in the 2001 Annual Report are incorporated by reference:

           Consolidated Balance Sheets.............................page  17
           Consolidated Statements of Operations...................page  18
           Consolidated Statements of Shareholders' Equity.........page  19
           Consolidated Statements of Cash Flows...................page  20
           Notes to Consolidated Financial Statements..............page  21 - 28
           Independent Auditors' Report............................page  29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors of the Company is set forth under the heading "Election of Directors" of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2001.

                            GIGA-TRONICS INCORPORATED
                               EXECUTIVE OFFICERS

        Name            Age                       Position
        ----            ---                       --------
George H. Bruns, Jr.     82    Chief Executive Officer since January, 1995,
                               Chairman of the Board and a Director of the
                               Company. He provided seed financing for the
                               Company in 1980 and has been a Director since
                               inception. Mr. Bruns is General Partner of The
                               Bruns Company, a private venture investment and
                               management consulting firm. Mr. Bruns is Director
                               of Testronics, Inc. of McKinney, Texas.

Mark H. Cosmez II        49    Vice President, Finance/Chief Financial Officer,
                               Giga-tronics since October 1997. Before joining
                               Giga-tronics, Mr. Cosmez was the Chief Financial
                               Officer for Pacific Bell Public Communications.
                               Prior to 1997, he was the Vice President of
                               Finance and Chief Financial Officer for
                               International Microcomputer Software Inc., a
                               NASDAQ-traded software company.

Claudio S. Mariotta      57    President, Giga-tronics Instrument Division since
                               April 2001. From December 2000 to April 2001, Mr.
                               Mariotta served as Vice President of Operations
                               for the Giga-tronics Instrument Division. Mr.
                               Mariotta came to Giga-tronics in August 1999 as
                               Vice President of Product Development of the
                               Giga-tronics Instrument Division. Prior to
                               joining Giga-tronics Mr. Mariotta was the Chief
                               Operating Officer and Chief Technical Officer of
                               SSE Telecom a provider of Satellite transceivers
                               worldwide.

Jeffrey T. Lum           55    President, ASCOR, Inc. since November 1987. Mr.
                               Lum founded ASCOR in 1987 and has been President
                               since inception. Before founding ASCOR, Mr. Lum
                               was Vice President and founder of Autek Systems
                               Corporation.

Daniel S. Markowitz      50    President, Dymatix, a joint venture between
                               Ultracision, Inc. and Viking Semiconductor
                               Equipment, Inc. since January 2000. Also,
                               President of Ultracision, Inc. and Viking
                               Semiconductor Equipment, Inc. since April 1999.
                               Assistant to the Chairman of Giga-tronics, Inc.
                               from September 1998 to March 1999. Vice
                               President, Automation Products, Ultracision, Inc.
                               from February 1996 to August 1998. Mr. Markowitz
                               was the General Manager of Mar Engineering from
                               September 1993 to January 1996. Mar Engineering
                               is a manufacturer of precision machined
                               components for the aerospace industry.

William E. Wilson        61    President of Microsource, Inc. since April 2001.
                               Mr. Wilson has been a director of the Company
                               since December 1998. Before joining the Company
                               as the President of Microsource, Inc., Mr. Wilson
                               was the Chairman and CEO of Microwave Technology
                               Incorporated of Fremont, CA, a producer of
                               Microwave Devices and Amplifiers with broad
                               application to the telecommunications and the
                               test and measurement industries.

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding the Company's compensation of its executive officers is set forth under the heading "Executive Compensation" of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is set forth under the heading "Stock Ownership of Certain Beneficial Owners and Management" of its Proxy Statement for the 2001 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2001.

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

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                       2001 Annual Report
                                                                        to Shareholders
Financial Statements                                                       (Page No.)
--------------------                                                   ------------------
Consolidated Balance Sheets -                                                    17
 As of March 31, 2001 and
 March 25, 2000

Consolidated Statements of Operations -                                          18
 Years Ended March 31, 2001,
 March 25, 2000 and March 27, 1999

Consolidated Statements of Shareholders' Equity -                                19
 Years Ended March 31, 2001,
 March 25, 2000 and March 27, 1999

Consolidated Statements of Cash Flows -                                          20
 Years Ended March 31, 2001,
 March 25, 2000 and March 27, 1999

Notes to Consolidated Financial Statements                                        21 - 28

Independent Auditors' Report                                                      29


                                                                             Form 10-K
(a)(2)  Schedules                                                            (Page No.)
        ---------                                                            ----------
Report on Financial Statement Schedule and                                       15
 Consent of Independent Auditors

Schedule II - Valuation and Qualifying                                            16
  Accounts

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

      Except for those portions thereof incorporated by reference in this Form 10-K, the 2001 Annual Report and the Proxy Statement are not to be deemed filed as part of this report.

(a)(3)  Exhibits

        Reference is made to the Exhibit Index which is found on page 17 of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GIGA-TRONICS INCORPORATED


                                         By  /s/  GEORGE H. BRUNS, JR.
                                             --------------------------------
                                             George H. Bruns, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/     GEORGE H. BRUNS, JR.       Chairman of the Board                    5/18/01
-----------------------------    and Chief Executive Officer             -------------
George H. Bruns, Jr.             (Principal Executive Officer)              (Date)

/s/     MARK H. COSMEZ II        Vice President, Finance, Chief             5/18/01
-----------------------------    Financial Officer and Secretary         -------------
Mark H. Cosmez II                (Principal Accounting Officer)             (Date)

/s/     JAMES A. COLE                        Director                       5/18/01
-----------------------------                                            -------------
James A. Cole                                                               (Date)

/s/     ROBERT C. WILSON                     Director                       5/18/01
-----------------------------                                            -------------
Robert C. Wilson                                                            (Date)

/s/     WILLIAM E. WILSON                    Director                       5/18/01
-----------------------------                                            -------------
William E. Wilson                                                           (Date)

                                                                    Exhibit 23.0


              REPORT ON FINANCIAL STATEMENT SCHEDULE AND CONSENT OF
                              INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Giga-tronics Incorporated


      The audits referred to in our report dated May 4, 2001, included the related financial statement schedule for the years ended March 31, 2001, March 25, 2000, and March 27, 1999, included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We consent to incorporation by reference in the registration statements (Nos. 333-45476, 333-34719, 333-39403, and 333-48889) on Form S-8 and (No.
333-50091) on Form S-3 of Giga-tronics Incorporated of our reports included herein and incorporated herein by reference.


                                        /s/  KPMG LLP
                                        ------------------------------------
                                        KPMG LLP

Mountain View, California
May 17, 2001

                                   SCHEDULE II


      Column A                               Column B      Column C      Column D      Column E

-----------------------------------------------------------------------------------------------
                                           Balance at     Charged to                   Balance
                                          Beginning of     Cost and     Deductions     at End
      Description                            Period        Expenses    (Recoveries)   of Period
-----------------------------------------------------------------------------------------------
                                                $             $             $             $
Year ended March 31, 2001

Allowances deducted from assets:

Accounts receivable:
For allowance for doubtful accounts(1)       253,890        13,589         5,703       261,776

Total                                        253,890        13,589         5,703       261,776
                                             =================================================

Year ended March 25, 2000

Accounts receivable:
For allowance for doubtful accounts(1)       434,613        36,624       217,347       253,890

Total                                        434,613        36,624       217,347       253,890
                                             =================================================

Year ended March 27, 1999

Accounts receivable:
For allowance for doubtful accounts(1)       292,644       152,581        10,612       434,613

Total                                        292,644       152,581        10,612       434,613
                                             =================================================

      (1) Allowance for accounts receivable collection exposure.

                            GIGA-TRONICS INCORPORATED
                                INDEX TO EXHIBITS


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

10.1      1990 Restated Stock Option Plan and form of Incentive Stock Option
          Agreement, previously filed on November 3, 1997 as Exhibit 99.1 to
          Form S-8 (33-39403) and incorporated herein by reference.**

10.2 Standard form Indemnification Agreement for Directors and Officers, previously filed on June 21, 1999, as Exhibit 10.2 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.**

10.3      Lease between Giga-tronics Incorporated and Calfront Associates for
          4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as Exhibit 10.12 to Form 10-K for the fiscal year ended March 26, 1994 and incorporated herein by reference.

10.4      Employee Stock Purchase Plan, previously filed on August 29, 1997, as
          Exhibit 99.1 to Form S-8 (33-34719), and incorporated herein by reference.

10.5      Ultracision, Inc. 1986 Stock Option Plan, filed on March 30, 1998 as
          Exhibit 99.1 to Form S-8 (33-48889), incorporated herein by reference.**

10.6      Ultracision, Inc. 1987 Stock Option Plan, filed on March 30, 1998 as
          Exhibit 99.2 to Form S-8 (33-48889), incorporated herein by reference.**

10.7      Form of Incentive Stock Option Agreements for Ultracision Inc., as
          Amended by the Assumed Option Agreement, as previously filed on March
          30, 1998 as Exhibit 99.3 to Form S-8 (33-48889) and incorporated herein by reference.**

10.8 2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8
          (33-45476) and incorporated herein by reference.**

13.0*     2001 Annual Report to Shareholders.

23.0*     Report on Financial Statement Schedule and Consent of Independent
          Auditors. (See page 15 of this Annual Report on Form 10-K.)

*Attached as exhibits to this Form 10-K.

** Management contract or compensatory plan or arrangement.