Form 10-Q
period 2001-06-30
GIGA TRONICS INC
filed 2001-07-27
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 30, 2001, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

                           Commission File No. 0-12719

                            GIGA-TRONICS INCORPORATED
             (Exact name of Registrant as specified in its charter)

               California                              94-2656341
           ------------------                        --------------
     State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

    4650 Norris Canyon Road, San Ramon, CA                94583
   -----------------------------------------         --------------
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


                               Yes [X]       No [ ]

Common stock outstanding as of July 27, 2001:    4,574,194

                            GIGA-TRONICS INCORPORATED

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                                Page No.
------------------------------                                                                                -------

       ITEM 1       Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of June 30, 2001
                    and March 31, 2001 (unaudited)..................................................................3

                    Condensed Consolidated Statements of Operations, three months ended June 30, 2001 and June 24, 2000 (unaudited)...............................................4

                    Condensed Consolidated Statements of Cash Flows, three months ended June 30, 2001 and June 24, 2000 (unaudited)...............................................5

                    Notes to Unaudited Condensed Consolidated Financial Statements..................................6

       ITEM 2       Management's Discussion and Analysis of
                    Operations and Financial Condition..............................................................9

PART II - OTHER INFORMATION
---------------------------

       ITEM 1       Legal Proceedings
       As of July 27, 2001, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business

       ITEM 2 TO 5  Not applicable

       ITEM 6       Exhibits and Reports on Form 8-K

                    (a)   Exhibits

                    (b)   Reports on Form 8-K

                    Not applicable

SIGNATURES.........................................................................................................12

                            GIGA-TRONICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (In thousands, except share data)

-------------------------------------------------------------------------------------------------------------
(In thousands except share data)                                         June 30, 2001         March 31, 2001
                                                                         -------------         --------------
ASSETS
Current assets
    Cash and cash equivalents                                              $     3,197            $     3,469
    Trade accounts receivable, net of allowance                                  6,566                  7,767
          of $254 and $262 respectively
    Inventories, net                                                            15,048                 15,185
    Prepaid expenses                                                               954                    549
    Deferred income taxes                                                        3,590                  3,560
                                                                           -------------          -------------
TOTAL CURRENT ASSETS                                                            29,355                 30,530

Property and equipment
    Leasehold improvements                                                         398                    398
    Machinery and equipment                                                     16,232                 16,123
    Office furniture and fixtures                                                1,153                  1,142
                                                                           -------------          -------------
Property and equipment, gross cost                                              17,783                 17,663
Less accumulated depreciation and amortization                                  12,598                 12,357
                                                                           -------------          -------------
PROPERTY AND EQUIPMENT, NET                                                      5,185                  5,306
PATENTS AND LICENSES                                                                32                     36
GOODWILL, NET                                                                      298                    339
OTHER ASSETS                                                                     1,303                  1,232
                                                                           -------------          -------------
TOTAL ASSETS                                                               $    36,173            $     37,443
                                                                           =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                       $     3,084            $     3,347
    Accrued commissions                                                            330                    435
    Accrued payroll and benefits                                                 1,382                  1,687
    Accrued warranty                                                               793                    732
    Customer advances                                                              633                    690
    Obligation under capital lease                                                 146                    167
    Other current liabilities                                                      495                    548
                                                                           -------------          -------------
TOTAL CURRENT LIABILITIES                                                        6,863                  7,606
OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                             94                    115
DEFERRED INCOME TAXES                                                              796                    796
DEFERRED RENT                                                                      443                    451
                                                                           ------------           -------------
TOTAL LIABILITIES                                                                8,196                  8,968
                                                                           ------------           -------------
SHAREHOLDERS' EQUITY
Preferred stock of no par value
    Authorized 1,000,000 shares; no shares outstanding
    at June 30, 2001 and March 31, 2001                                              -                      -
Common stock of no par value;
    Authorized 40,000,000 shares; 4,573,694 shares at
    June 30, 2001 and 4,542,694 shares at
    March 31, 2001 issued and outstanding                                       12,414                 12,346
Retained earnings                                                               15,563                 16,129
                                                                           -------------          -------------
TOTAL SHAREHOLDERS' EQUITY                                                      27,977                 28,475
                                                                           -------------          -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $    36,173            $    37,443
                                                                           =============          =============

See accompanying notes to unaudited condensed consolidated financial statements

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                 June 30, 2001            June 24, 2000
                                                                                 -------------            -------------

NET SALES                                                                         $     11,797            $      13,637

Cost of sales                                                                            8,471                    8,674
                                                                                 -------------            -------------
GROSS PROFIT                                                                             3,326                    4,963

Product development                                                                      1,769                    1,166
Selling, general and administrative                                                      2,518                    2,546
Amortization of intangibles                                                                 45                       63
                                                                                 -------------            -------------
Operating expenses                                                                       4,332                    3,775

OPERATING (LOSS) INCOME                                                                 (1,006)                   1,188

Other income                                                                                44                       32
Interest income, net                                                                        19                       33
                                                                                 -------------            -------------
(LOSS) EARNINGS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                                                               (943)                   1,253
(Benefit) provision for income taxes                                                      (377)                     376
                                                                                 -------------            -------------
(LOSS) EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             (566)                     877
Cumulative effect of accounting change                                                     ---                      520
                                                                                 =============            =============
NET (LOSS) EARNINGS                                                              $        (566)           $         357
                                                                                 =============            =============
Basic net (loss) earnings per share:
   Before cumulative effect of accounting change                                 $       (0.12)           $        0.20
   Cumulative effect of  accounting change                                                                        (0.12)
                                                                                 -------------            -------------
   Basic net (loss) earnings per share                                           $       (0.12)           $        0.08
                                                                                 =============            =============

Diluted net (loss) earnings per share:
   Before cumulative effect of accounting change                                 $       (0.12)           $        0.18
   Cumulative effect of accounting change                                                  ---                    (0.11)
                                                                                 -------------            -------------
   Diluted net (loss) earnings per share                                         $       (0.12)           $        0.07
                                                                                 =============            =============

Weighted average basic common shares outstanding                                         4,565                    4,437
                                                                                 =============            =============
Weighted average diluted common shares outstanding                                       4,565                    4,817
                                                                                 =============            =============



See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                  June 30, 2001            June 24, 2000
                                                                                  -------------            -------------
Cash flows provided from operations:
Net (loss) earnings                                                               $        (566)           $         357
Adjustments to reconcile net (loss) earnings to net cash provided by operations:
Depreciation and amortization                                                               532                      511
Gain on sale of equipment                                                                    (1)                      (3)
Deferred income taxes, net                                                                  (30)                     (84)
Changes in operating assets and liabilities                                                 220                      149
                                                                                  -------------            -------------
Net cash provided by operations                                                             155                      930
Cash flows from investing activities
Additions to property and equipment                                                        (386)                    (291)
Proceeds from sale of equipment                                                              12                        3
Other assets                                                                                (71)                     559
                                                                                  -------------            -------------
Net cash (used in) provided by investing activities                                        (445)                     271
Cash flows from financing activities:
Issuance of common stock                                                                     68                       21
Payments on capital lease and other long term obligations                                   (50)                     (43)
                                                                                  -------------            -------------
Net cash provided by (used in) financing activities                                          18                      (22)
(Decrease) increase in cash and cash equivalents                                           (272)                   1,179
                                                                                  -------------            -------------
Beginning cash and cash equivalents                                                       3,469                    3,455
Ending cash and cash equivalents                                                  $       3,197            $       4,634
                                                                                  =============            =============

Supplementary disclosure of cash flow information:

(1) No cash was paid for interest in the three month periods ended June 30, 2001 and June 24, 2000.

(2) Cash paid for income taxes in the three month period ended June 30, 2001 was $23. Cash paid for income taxes in the three month period ended June 24, 2000 was $14.

See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         The condensed consolidated balance sheets of Giga-tronics as of June 30, 2001 and March 31, 2001 and the condensed consolidated statements of operations, and cash flows for the three months ended June 30, 2001 and June 24, 2000 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair preparation of the condensed consolidated financial position and results of operations and cash flows, have been included in such unaudited condensed consolidated financial statements. The consolidated results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 31, 2001.

(2)      Inventories

         Inventories consist of the following (in thousands):

                                      June 30, 2001        March 31, 2001
                                      -------------        --------------
           Raw materials                 $ 8,970               $ 8,432
           Work-in-process                 4,106                 4,833
           Finished goods                  1,110                 1,020
           Loaned Inventory                  862                   900
                                         -------               -------
           Total inventory               $15,048               $15,185
                                         =======               =======

(3)      Earnings Per Share

         Basic earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. The shares used in per share computations for the fiscal quarters ended June 30, 2001 and June 24, 2000 are as follows:

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                        June 30, 2001          June 24, 2000
                                                                        -------------          -------------
         Net (loss) earnings                                            $       (566)          $        357
                                                                        =============          =============
         Weighted average:
         Common shares outstanding                                             4,565                  4,437
         Dilutive potential common shares                                        ---                    380
                                                                        -------------          -------------
         Common shares assuming dilution                                       4,565                  4,817
                                                                        =============          =============
         Number of stock options excluded in the computation                     560                    ---
                                                                        =============          =============


         All stock options outstanding were excluded from the computation of diluted EPS for the three month period ended June 30, 2001 because the company experienced a loss from continuing operations and the options are, therefore, antidilutive.

         Stock options excluded from the computation of diluted EPS for the three month period ended June 24, 2000 reflects stock options where the exercise prices were greater than the average market price of the common shares and the options are, therefore, antidilutive.

(4)      Significant Customers and Industry Segment Information

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

         Information on reportable segments is as follows (in thousands):


                                                                        Three Months Ended
                                                                        ------------------
                                                      June 30, 2001                          June 24, 2000
                                                      -------------                          -------------
                                                                   Pre-tax                                Pre-tax
                                                 Net Sales      Income (loss)           Net Sales       Income (loss)
                                              --------------    -------------         -------------   ---------------

         Giga-tronics Instruments             $       6,734     $        (83)         $      5,224    $          207
         ASCOR                                        1,080              (18)                1,897               487
         Microsource                                  2,440             (983)                4,033                14
         DYMATIX                                      1,543             (169)                2,483               293
         Corporate                                      ---              310                   ---               252
                                              --------------    -------------         -------------   ---------------
         Total                                $      11,797     $       (943)         $     13,637    $        1,253
                                              ==============    =============         =============   ===============

(5)      Revenue Recognition

         Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Revenue to customers is recorded when products are shipped and the risk of loss has passed. Upon shipment, the Company also provides for the estimated cost that may be incurred for product warranties. Revenue related to products shipped subject to customers' evaluation is recognized upon final acceptance.

         During the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, effective March 26, 2000. Prior to the adoption of SAB 101, the Company recognized revenue on sales with final customer acceptance upon delivery and provided for the estimated costs of installation obligations at the time the revenue was recognized. The Company recorded a cumulative effect adjustment in the first quarter of fiscal 2001 related to this change in accounting of $520,000, net of income taxes. The adoption of SAB 101 resulted in the deferral of $2,165,000 in sales as of the beginning of the 2001 fiscal year, and subsequent recognition of the deferred sales during the year.

(6)      Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interest method and Statement 142 effective January 1, 2002.

         The Company has not yet determined the impact the adoption of Statements 141 and 142 will have on its financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION


The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in the Giga-tronics' annual report on Form 10-K for the fiscal year ended March 31, 2001 Part I, under the heading "Certain factors which may adversely affect future operations or an investment in Giga-tronics", and "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

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

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 24, 2000

Orders for the three month period were $11,839,000 versus $17,176,000 for the same period a year ago. Due to the softness in the wireless industry, our orders were 31% lower ($5,337,000) than the comparable period last year. Orders for the Instruments division were 36% lower ($1,893,000) in the first quarter of 2002 versus the prior year. Orders for ASCOR were 62% ($893,000) lower for the first quarter versus last year. Orders for Microsource were 35% ($3,158,000) lower than the comparable quarter last year. DYMATIX orders were 43% higher ($607,000) in the first three months ended June 30, 2001 versus the same period a year ago. Backlog at June 30, 2001 was $40,006,000 (about $21.8 million is expected to be shipped within one year) as compared to $39,832,000 (about $29.6 million expected to be shipped within one year) on June 24, 2000.

Net sales for the three month period ended June 30, 2001 decreased 14% ($1,840,000) compared with the same period last year. Sales for Microsource decreased 40% ($1,593,000) primarily due to timing delays in delivery on some of their products. Giga-tronics Instruments increased sales by 29% ($1,510,000) primarily due to strong backlog. Sales at ASCOR decreased by 43% ($817,000) during the quarter due to weak orders. Sales for DYMATIX decreased 38% ($940,000) in the quarter because of the SAB 101 adjustment of an additional $1,476,000 of sales booked in the same period a year ago. Without the SAB 101 adjustment, sales at DYMATIX would have increased 53% ($536,000) due to strong order growth.

Cost of Sales decreased slightly in the quarter ended June 30, 2001 from the similar period a year ago. The decrease in the first quarter of fiscal 2002 was attributable to the 14% decline in sales and was offset by higher manufacturing material costs and manufacturing labor for the products shipped during that quarter.

Operating expenses for the three month period increased 15% ($557,000) compared with the prior year. Research and development expenses for the three month period increased 52% ($603,000) compared with the prior year due to increased new product development at DYMATIX and the Instruments division, as well as increased YIG product development costs at Microsource. Selling, general and administrative expenses were down 1% ($28,000) compared with the same period a year ago due to lower commission expense of $177,000 partially offset by an increase in marketing expenses of about $149,000. Amortization of intangibles decreased 29% ($18,000) as compared to the prior year. The decrease in the amortization of intangibles is a result of lower amortization of patents and licenses.

Interest income for the three month period decreased from the prior year due to less cash available for investment. The lower cash available is primarily due to additional cash used by operations during the period.

Earnings before income taxes for the three month period decreased $2,196,000 compared to the same period last year. The change was primarily due to lower revenues and higher research and development costs.


FINANCIAL CONDITION

Giga-tronics had working capital of $22,492,000 and a ratio of current assets to current liabilities of 4.3 to 1.0 at June 30, 2001. Giga-tronics continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations, for the three months ended June 30, 2001, was $155,000.

Cash and cash equivalents decreased $272,000. Giga-tronics spent $374,000 on new manufacturing and test equipment and other capital items. Giga-tronics intends to continue investing in capital items that support growth, new product development, raise productivity and improve the quality of its products. Historically, the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for the foreseeable future.

Management believes that cash reserves and investments remain adequate to meet anticipated operating needs. In addition, the Company has an unsecured revolving line of credit for $7 million, none of which has been utilized. This line of credit expires July 31, 2001. The Company is currently negotiating a renewal or replacement of this line. It is also the Company's intention to increase research and development expenditures for the purpose of broadening its product base. From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company's operating expenses and require the additional use of capital resources.

OUTLOOK

With the broad softening in the Wireless industry, Giga-tronics' outlook for 2002 is cautious. Giga-tronics is uncertain of the duration of the current economic downturn in the markets we serve. However, Giga-tronics will continue to invest in new product development in order to expand our product line and update our existing line with additional features. While its Microsource segment is expected to improve in the current year, its short-term growth will be less than previously anticipated as there are timing delays associated with currently booked orders.


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

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. Giga-tronics believes that its future success will depend, in part, upon its ability to develop and commercialize its existing products, develop new products and applications and in part to develop, manufacture and successfully introduce new products and product lines with improved capabilities and continue enhancing existing products. There can be no assurance that Giga-tronics will successfully complete the development of current or future products or that such products will achieve market acceptance. Giga-tronics may also experience difficulty obtaining critical parts or components required in the manufacturing of our products, resulting in our inability to fulfill orders in a timely manner which may have a negative impact on our earnings. Also, the company may not timely ramp manufacturing capacity to meet order demand and quickly adapt cost structures to changing market conditions.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this form 10-Q contain forward-looking statements that involve risks and uncertainties. The actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed herein and in the Company's 2001 Report 10-K under "Item 1. Business" and "Certain Factors Which May Affect Future Operation Or An Investment In Giga-tronics" as filed with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GIGA-TRONICS INCORPORATED
                                                   (Registrant)




Date:           07/27/01                    /s/ GEORGE H. BRUNS, JR.
                --------                    ------------------------------------
                                            George H. Bruns, Jr.
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)







Date:           07/27/01                    /s/ MARK H. COSMEZ II
                --------                    ------------------------------------
                                            Mark H. Cosmez II
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)