Form 10-Q
period 2001-09-29
GIGA TRONICS INC
filed 2001-10-31
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 29, 2001, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________________ to __________________________

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


                  Yes     X                 No


Common stock outstanding as of October 24, 2001:              4,624,788

                            GIGA-TRONICS INCORPORATED

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                                           Page No.
------------------------------                                                                                           --------
       ITEM 1       Condensed Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets as of September 29, 2001
                    and March 31, 2001 (unaudited) .................................................................            3

                    Condensed Consolidated Statements of Operations, three and six months
                    ended September 29, 2001 and September 30, 2000 (unaudited) ....................................            4

                    Condensed Consolidated Statements of Cash Flows, six months
                    ended September 29, 2001 and September 30, 2000 (unaudited) ....................................            5

                    Notes to Unaudited Condensed Consolidated Financial Statements .................................            6

       ITEM 2       Management's Discussion and Analysis of
                    Operations and Financial Condition .............................................................            9


PART II - OTHER INFORMATION
---------------------------

       ITEM 1                       Legal Proceedings
                                    As of October 30, 2001, Giga-tronics has no material pending legal proceedings.
                                    From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business

       ITEM 2 TO 3                  Not applicable

       ITEM 4                       Submission of Matters to a Vote of Security Holders ............................           12

       ITEM 5                       Not applicable

       ITEM 6                       Exhibits and Reports on Form 8-K

                                    (a)   Exhibits

                                    (b)   Reports on Form 8-K

                                          Not applicable


SIGNATURES .........................................................................................................           13

                            GIGA-TRONICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (In thousands, except share data)

                                                               Sept. 29, 2001    March 31, 2001
                                                               --------------    --------------
ASSETS
Current assets
    Cash and cash equivalents                                     $ 3,489           $ 3,469
    Trade accounts receivable, net of allowance
       of $254 and $262 respectively                                6,001             7,767
    Inventories, net                                               14,303            15,185
    Prepaid expenses                                                1,079               549
    Deferred income taxes                                           3,603             3,560
                                                                  -------           -------
TOTAL CURRENT ASSETS                                               28,475            30,530

Property and equipment
    Leasehold improvements                                            408               398
    Machinery and equipment                                        16,274            16,123
    Office furniture and fixtures                                   1,156             1,142
                                                                  -------           -------
Property and equipment, gross cost                                 17,838            17,663
Less accumulated depreciation and amortization                     13,107            12,357
                                                                  -------           -------
PROPERTY AND EQUIPMENT, NET                                         4,731             5,306
PATENTS AND LICENSES                                                   28                36
GOODWILL, NET                                                         257               339
OTHER ASSETS                                                        1,321             1,232
                                                                  -------           -------
TOTAL ASSETS                                                      $34,812           $37,443
                                                                  =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                              $ 1,935           $ 3,347
    Accrued commissions                                               307               435
    Accrued payroll and benefits                                    1,406             1,687
    Accrued warranty                                                  791               732
    Customer advances                                                 423               690
    Obligation under capital lease                                    142               167
    Other current liabilities                                         625               548
                                                                  -------           -------
TOTAL CURRENT LIABILITIES                                           5,629             7,606
OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION               133               115
DEFERRED INCOME TAXES                                                 796               796
DEFERRED RENT                                                         437               451
                                                                  -------           -------
TOTAL LIABILITIES                                                   6,995             8,968
                                                                  -------           -------
SHAREHOLDERS' EQUITY
Preferred stock of no par value
    Authorized 1,000,000 shares; no shares outstanding
    at September 29, 2001 and March 31, 2001                           --                --
Common stock of no par value;
    Authorized 40,000,000 shares; 4,624,788 shares at
    September 29, 2001 and 4,542,694 shares at
    March 31, 2001 issued and outstanding                          12,529            12,346
Retained earnings                                                  15,288            16,129
                                                                  -------           -------
TOTAL SHAREHOLDERS' EQUITY                                         27,817            28,475
                                                                  -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $34,812           $37,443
                                                                  =======           =======

See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                          Three Months Ended                      Six Months Ended
                                                          ------------------                      ----------------
                                                  Sept. 29, 2001      Sept. 30, 2000      Sept. 29, 2001      Sept 30, 2000
                                                  --------------      --------------      --------------      -------------
NET SALES                                            $  9,892            $ 13,642           $ 21,689            $ 27,279

Cost of sales                                           6,280               8,828             14,751              17,502
                                                     --------            --------           --------            --------
GROSS PROFIT                                            3,612               4,814              6,938               9,777

Product development                                     1,775               1,390              3,544               2,556
Selling, general and administrative                     2,240               2,840              4,758               5,386
Amortization of intangibles                                45                  68                 90                 131
                                                     --------            --------           --------            --------
Operating expenses                                      4,060               4,298              8,392               8,073

OPERATING (LOSS) INCOME                                  (448)                516             (1,454)              1,704

Other income (expense)                                     (2)                114                 42                 146
Interest income, net                                       15                  36                 34                  69
                                                     --------            --------           --------            --------

(LOSS) EARNINGS BEFORE (BENEFIT) PROVISION
FOR INCOME TAXES AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                        (435)                666             (1,378)              1,919
(Benefit) provision for income taxes                     (160)                201               (537)                577
                                                     --------            --------           --------            --------
(LOSS) EARNINGS BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                          $   (275)           $    465           $   (841)           $  1,342
Cumulative effect of accounting
change                                                     --                  --                 --                 520
                                                     --------            --------           --------            --------
NET (LOSS) EARNINGS                                  $   (275)           $    465           $   (841)           $    822
                                                     ========            ========           ========            ========

Basic net (loss) earnings per share:
   Before cumulative effect of
   accounting change                                 $  (0.06)           $   0.10           $  (0.18)           $   0.30
   Cumulative effect of accounting
   change                                                  --                  --                 --               (0.12)
                                                     --------            --------           --------            --------
   Basic net (loss) earnings per share               $  (0.06)           $   0.10           $  (0.18)           $   0.18
                                                     ========            ========           ========            ========

Diluted net (loss) earnings per share:
   Before cumulative effect of
   accounting change                                 $  (0.06)           $   0.10           $  (0.18)           $   0.28
   Cumulative effect of accounting
   change                                                  --                  --                 --               (0.11)
                                                     --------            --------           --------            --------
   Diluted net (loss) earnings per share             $  (0.06)           $   0.10           $  (0.18)           $   0.17
                                                     ========            ========           ========            ========

Weighted average basic common
   shares outstanding                                   4,591               4,460              4,578               4,449
                                                     ========            ========           ========            ========
Weighted average diluted common
   shares outstanding                                   4,591               4,796              4,578               4,806
                                                     ========            ========           ========            ========


See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                Sept. 29, 2001     Sept. 30, 2000
                                                                                --------------     --------------
    Cash flows provided from operations:
    Net (loss) earnings                                                            $  (841)           $   822
    Adjustments to reconcile net (loss) earnings to net cash provided by operations:
    Depreciation and amortization                                                    1,072              1,058
    Gain on sale of equipment                                                           (1)               (21)
    Deferred income taxes, net                                                         (43)              (124)
    Changes in operating assets and liabilities                                        175                432
                                                                                   -------            -------
    Net cash provided by operations                                                    362              2,167
    Cash flows from investing activities:
    Additions to property and equipment                                               (427)              (586)
    Proceeds from sale of equipment                                                     12                 26
    Other assets                                                                       (89)               582
                                                                                   -------            -------
    Net cash (used in) provided by investing activities                               (504)                22
    Cash flows from financing activities:
    Issuance of common stock                                                           183                160
    Payments on capital lease and other long term obligations                          (21)               (86)
                                                                                   -------            -------
    Net cash provided by financing activities                                          162                 74
    Increase in cash and cash equivalents                                               20              2,263
                                                                                   -------            -------
    Beginning cash and cash equivalents                                              3,469              3,455
    Ending cash and cash equivalents                                               $ 3,489            $ 5,718
                                                                                   =======            =======

Supplementary disclosure of cash flow information:

     (1) No cash was paid for interest in the six month periods ended September 29, 2001 and September 30, 2000.

     (2) Cash paid for income taxes in the six month period ended September 29, 2001 was $38,700. Cash paid for income taxes in the six month period ended September 30, 2000 was $10,600.


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

         Certain amounts in the accompanying March 2001 consolidated financial statements have been reclassified in order to conform to the September 2001 consolidated financial statement presentation.

(2)      Inventories

         Inventories consist of the following (in thousands):

                                            Sept. 29, 2001        March 31, 2001
                                            --------------        --------------
          Raw materials                        $ 8,477               $ 8,432
          Work-in-process                        4,104                 4,833
          Finished goods                         1,009                 1,020
          Loaned Inventory                         713                   900
                                               -------               -------
          Total inventory                      $14,303               $15,185
                                               =======               =======

(3)      Earnings Per Share

         Basic earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. The shares used in per share computations for the three and six month periods ended September 29, 2001 and September 30, 2000 are as follows (in thousands):

                                                        Three Months Ended                   Six Months Ended
                                                        ------------------                   ----------------
                                               Sept. 29, 2001     Sept. 30, 2000    Sept. 29, 2001     Sept. 30, 2000
                                               --------------     --------------    --------------     --------------
Net (loss) earnings                               $  (275)           $   465           $  (841)           $   822

Weighted average:
Common shares outstanding                           4,591              4,460             4,578              4,449
Dilutive potential common shares                       --                336                --                357
Common shares assuming dilution                     4,591              4,796             4,578              4,806

Number of stock options not included in
the computation                                       612                 48               612                 31

         All stock options outstanding were excluded from the computation of diluted EPS for the three and six month periods ended September 29, 2001 because the company experienced a loss from continuing operations and the options are, therefore, antidilutive.

         The number of stock options not included in the computation of diluted EPS for the three and six month periods ended September 30, 2000 reflects stock options where the exercise prices were greater than the average market price of the common shares and were, therefore, antidilutive.

(4)      Significant Customers and Industry Segment Information

         The Company has five reportable segments: Giga-tronics Instrument Division, ASCOR, Microsource, DYMATIX and Corporate. Giga-tronics Instrument division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments and devices. DYMATIX manufactures and markets optical inspection equipment used to test semiconductor devices and automation equipment for the test and inspection of silicon wafers. The Corporate segment handles the financing needs of each segment and lends funds to each segment as required.

         Information on reportable segments is as follows (in thousands):




                                                          Three Months Ended
                                                          ------------------
                                       September 29, 2001                   September 30, 2000
                                       ------------------                   ------------------
                                                     Pre-tax                              Pre-tax
                                 Net Sales        Income (loss)       Net Sales        Income (loss)
                                 ---------        -------------       ---------        -------------
Giga-tronics Instrument           $ 5,349           $    (8)           $ 6,069           $   240
ASCOR                                 982               (44)             1,931               376
Microsource                         2,543              (400)             4,071              (172)
DYMATIX                             1,018              (222)             1,571              (117)
Corporate                              --               239                 --               339
                                  -------           -------            -------           -------
Total                             $ 9,892           $  (435)           $13,642           $   666
                                  =======           =======            =======           =======


                                                           Six Months Ended
                                                           ----------------
                                       September 29, 2001                   September 30, 2000
                                       ------------------                   ------------------
                                                     Pre-tax                              Pre-tax
                                 Net Sales        Income (loss)       Net Sales        Income (loss)
                                 ---------        -------------       ---------        -------------
Giga-tronics Instrument           $12,083           $   (91)           $11,293           $   447
ASCOR                               2,062               (62)             3,828               863
Microsource                         4,983            (1,383)             8,104              (158)
DYMATIX                             2,561              (391)             4,054               176
Corporate                              --               549                 --               591
                                  -------           -------            -------           -------
Total                             $21,689           $(1,378)           $27,279           $ 1,919
                                  =======           =======            =======           =======

(5)      Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interest method, and Statement 142 effective January 1, 2002.

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

GENERAL

Giga-tronics designs, manufactures, and markets microwave and radio frequency signal generation and power measurement instruments, switching devices, and YIG tuned oscillators. These products are used in the development, test and maintenance of wireless communications products and systems, electronic defense systems and automatic testing systems (ATE). Giga-tronics also manufactures a line of inspection and handling devices used in the production of semiconductor devices.

THREE AND SIX MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

Total orders for the three month period were $2,465,000 versus $15,118,000 for the comparable period last year. The new orders declined primarily due to the weakness in the overall wireless market coupled with the partial order cancellation at the Instrument division of $3,703,000. Orders for the Instrument division were 98% ($6,935,000) lower in the second quarter of FY 2002 versus the prior year. Orders for ASCOR were 30% ($325,000) lower for the second quarter versus last year. Orders for Microsource were 84% ($4,413,000) lower than the comparable quarter last year. DYMATIX orders were 58% ($980,000) lower in the three months ended September 29, 2001 versus the same period a year ago. For the six months ended September 29, 2001, orders were $14,304,000 compared to $32,294,000 for the same period last year. Backlog at September 29, 2001 was $32,578,000 (about $13.7 million is expected to be shipped within one year) as compared to $41,309,000 (about $27.0 million was expected to be shipped within one year) on September 30, 2000.

Net sales for the three and six month periods ended September 29, 2001 decreased 28% ($3,750,000) and 21% ($5,590,000), respectively, compared with the same periods last year. The reduction in sales was primarily due to fewer orders booked because of the general slowdown in the wireless market and stretch outs on existing orders in backlog. Giga-tronics Instrument sales decreased 12% ($720,000) for the quarter on weak orders and increased 7% ($790,000) for the six months ended September 29, 2001 primarily due to strong backlog as compared to the same periods a year ago. ASCOR sales decreased during the quarter 49% ($949,000) and for the six months decreased 46% ($1,766,000) primarily due to less backlog than the respective periods of a year ago. Sales for Microsource decreased 38% ($1,528,000) in the quarter and 39% ($3,121,000) for the six months ended September 29, 2001 primarily due to their customers delaying new product shipments. Sales for DYMATIX decreased 35% ($553,000) in the quarter and declined 37% ($1,493,000) for the six months primarily due to customers delaying orders until the new product is released, as well as less backlog than the comparable periods a year ago.

Cost of sales decreased 29% ($2,548,000) in the quarter ended September 29, 2001 from the similar period a year ago primarily due to the 28% decline in sales, in addition to lower manufacturing costs. For the six months ended September 29, 2001, cost of sales decreased 16% ($2,751,000). This decrease is attributable to 21% lower sales coupled with higher manufacturing material costs and manufacturing labor for the products shipped.

Operating expenses for the three month period decreased 6% ($238,000) due to decreases of $601,000 in SG&A and $23,000 in total amortization offset by an increase of $386,000 in product development. For the six month period, operating expenses increased 4% ($319,000) due to decreases of $629,000 in SG&A and $41,000 in total amortization offset by an increase of $989,000 in product development. Product development expenses for the three and six month periods increased 28% ($386,000) and 39% ($989,000), respectively, compared with the prior year primarily due to increased product development at DYMATIX and the Instrument division, as well as, increased YIG product development costs at Microsource. Selling, general and administrative expenses decreased 21% ($601,000) for the three months ended September 29, 2001 compared to the prior year. The decrease is a result of lower commission expense of $297,000 on lower sales for the quarter, $257,000 less in administrative expenses and $47,000 less in marketing expenses during the quarter. For the six months ended September 29, 2001 selling, general and administrative expenses decreased 12% ($629,000) as compared to the same period a year ago. The decrease is primarily due to lower commission expense of $474,000 related to lower sales levels and lower administrative expenses of $243,000 primarily due to expense reduction measures offset primarily by increased marketing expenses of $88,000 at the Instrument division and DYMATIX. Amortization of intangibles decreased 34% ($23,000) for the three months and 31% ($41,000) for the six months as compared to the prior year. The decrease in the amortization of intangibles is a result of lower amortization of patents and licenses.

Interest income for the three and six month periods decreased from the prior year due to less cash available for investment. The lower cash availability is primarily due to less cash generated from operations than the previous periods a year ago.

Earnings before income taxes for the three month and six month periods decreased $1,101,000 and $3,297,000, respectively, compared to the same periods last year. The change was primarily due to lower revenue and higher research and development expenses.

FINANCIAL CONDITION

Giga-tronics maintains a strong financial position, with working capital of $22,846,000 and a ratio of current assets to current liabilities of 5.1 to 1.0 at September 29, 2001. Giga-tronics continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations, for the six months ended September 29, 2001, was $362,000.

Cash and cash equivalents increased $20,000. Giga-tronics spent $427,000 on new manufacturing and test equipment and other capital items. Giga-tronics intends to continue investing in capital items that support growth and new product development, raise productivity and improve the quality of its products. Historically, the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for the foreseeable future.

Management believes that cash reserves and investments remain adequate to meet anticipated operating needs. In addition, Giga-tronics has an unsecured revolving line of credit for $7 million, none of which has been utilized. This line of credit expires September 30, 2002. It is also the Company's intention to increase research and development expenditures for the purpose of broadening its product base. From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company's operating expenses and require the additional use of capital resources.

OUTLOOK

With the broad softening in the wireless industry, Giga-tronics' outlook for 2002 is cautious. Giga-tronics is uncertain of the duration and severity of the current economic downturn in the markets we serve and the ultimate impact this will have on the Company. While there are some indications of increased strength in defense, the economic downturn has impacted capital spending in many of our commercial markets and has resulted in declining new product orders. However, Giga-tronics will continue to invest in new product development in order to expand our product line and update our existing line with additional features. While its Microsource segment is expected to improve in the current year, its short-term growth will be less than previously anticipated as there are timing delays associated with currently booked orders.

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

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. Giga-tronics believes that its future success will depend, in part, upon its ability to develop and commercialize its existing products, develop new products and applications and in part to develop, manufacture and successfully introduce new products and product lines with improved capabilities and continue enhancing existing products. There can be no assurance that Giga-tronics will successfully complete the development of current or future products or that such products will achieve market acceptance. Giga-tronics may also experience difficulty obtaining critical parts or components required in the manufacturing of our products, resulting in our inability to fulfill orders in a timely manner, which may have a negative impact on our earnings. Also, the Company may not timely ramp manufacturing capacity to meet order demand and quickly adapt cost structures to changing market conditions.

As part of its business strategy, the Company intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. The Company acquired Microsource, Inc. in fiscal 1999 in a transaction accounted for as a purchase. The Company is subject to various risks in connection with past and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of the Company's common stock. Any such issuance may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company's common stock.

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

Part II, Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A.)     Annual Meeting of stockholders was held on August 30, 2001.

         (1)      The vote for the nominated Directors was as follows:

                    Nominee                                                                 In Favor                   Withheld
                    -------                                                                 --------                   --------
                    George H. Bruns, Jr.                                                   3,931,061                     30,568
                    James A. Cole                                                          3,926,839                     34,790
                    Robert C. Wilson                                                       3,948,839                     12,790
                    William E. Wilson                                                      3,950,839                     10,790


         (2)      Other matters voted upon at the meeting were as follows:

                  (a) Approval of an amendment to the Giga-tronics, Inc. Employee Stock Purchase Plan is as follows:

                                                                         Number of Votes on Proposal      Percent of Votes Cast
                                                                         ---------------------------      ---------------------
                    For                                                                    3,915,483                     98.84%
                    Against                                                                   37,675                       .95%
                    Abstain                                                                    8,471                       .21%
                                                         Quorum                            3,961,629                    100.00%

                           Broker non-voted Shares = 0

                  (b) Ratification of the selection of KPMG LLP as independent public accountants for the fiscal year 2002 was approved as follows:

                                                                         Number of Votes on Proposal      Percent of Votes Cast
                                                                         ---------------------------      ---------------------
                    For                                                                    3,948,069                     99.66%
                    Against                                                                   12,772                       .32%
                    Abstain                                                                      788                       .02%
                                                         Quorum                            3,961,629                    100.00%

                           Broker non-voted Shares = 0

                           Outstanding shares on Record Date = 4,573,694

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        GIGA-TRONICS INCORPORATED
                                               (Registrant)






Date:        10/30/01                    /s/MARK H. COSMEZ II
        -------------------              ------------------------------------
                                            Mark H. Cosmez II
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)