Form 10-Q
period 2001-12-29
GIGA TRONICS INC
filed 2002-01-28
CIK 719274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 29, 2001, or


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ to ___________________

        Commission File No. 0-12719

                            GIGA-TRONICS INCORPORATED
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          California                                       94-2656341
- ---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


4650 Norris Canyon Road, San Ramon, CA                       94583
- ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number:  (925) 328-4650


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [X]          No  [ ]


Common stock outstanding as of January 18, 2002:       4,628,038

                            GIGA-TRONICS INCORPORATED

                                      INDEX

PART I - FINANCIAL INFORMATION                                                   Page No.
                                                                                 --------
ITEM 1  Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets as of December 29, 2001 and
        March 31, 2001 (unaudited) ..................................................3

        Condensed Consolidated Statements of Operations, three and nine months ended December 29, 2001 and December 30, 2000 (unaudited)....................4

        Condensed Consolidated Statements of Cash Flows, nine months ended
        December 29, 2001 and December 30, 2000 (unaudited)..........................5

        Notes to Unaudited Condensed Consolidated Financial Statements...............6

ITEM 2  Management's Discussion and Analysis of Operations and Financial
        Condition...................................................................10

PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings

        As of January 18, 2002, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business

ITEM 2  TO 5 Not applicable

ITEM 6  Exhibits and Reports on Form 8-K

        (a) Exhibits

        (b) Reports on Form 8-K

            Not applicable

SIGNATURES..........................................................................13

                            GIGA-TRONICS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                        (In thousands, except share data)

                                                                           December 29,      March 31,
                                                                               2001            2001
                                                                           -----------     -----------
ASSETS

Current Assets:

   Cash and cash equivalents                                               $     6,727     $     3,469
   Trade accounts receivable, net of allowance                                   5,221           7,767
         of $282 and $262, respectively
   Inventories, net                                                             12,317          15,185
   Prepaid expenses                                                                835             549
   Deferred income taxes                                                         3,620           3,560
                                                                           -----------     -----------
TOTAL CURRENT ASSETS                                                            28,720          30,530
Property and Equipment:
   Building and leasehold improvements                                             408             398
   Machinery and equipment                                                      16,373          16,123
   Office furniture and fixtures                                                 1,169           1,142
                                                                           -----------     -----------
Property and equipment, gross cost                                              17,950          17,663
Less accumulated depreciation and amortization                                  13,604          12,357
                                                                           -----------     -----------
PROPERTY AND EQUIPMENT, NET                                                      4,346           5,306
PATENTS AND LICENSES                                                                24              36
GOODWILL, NET                                                                      215             339
OTHER ASSETS                                                                     1,349           1,232
                                                                           -----------     -----------
TOTAL ASSETS                                                               $    34,654     $    37,443
                                                                           ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Accounts payable                                                        $     1,121     $     3,347
   Accrued commissions                                                             368             435
   Accrued payroll and benefits                                                  1,012           1,687
   Accrued  warranty                                                               782             732
   Customer advances                                                             1,601             690
   Obligation under capital lease                                                  114             167
   Other current liabilities                                                       684             548
                                                                           -----------     -----------
TOTAL CURRENT LIABILITIES                                                        5,682           7,606
OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                            113             115
DEFERRED INCOME TAXES                                                              796             796
DEFERRED RENT                                                                      430             451
                                                                           -----------     -----------
TOTAL LIABILITIES                                                                7,021           8,968
                                                                           -----------     -----------
Shareholders' Equity

Common stock of no par value;                                                   12,536          12,346
    Authorized 40,000,000 shares; 4,628,038 shares outstanding at
    December 29, 2001 and 4,542,694 shares at March 31, 2001
Retained earnings                                                               15,097          16,129
                                                                           -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                                                      27,633          28,475
                                                                           -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $    34,654     $    37,443
                                                                           ===========     ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                     Three Months Ended                    Nine Months Ended
                                               --------------------------------     --------------------------------
                                               Dec. 29, 2001      Dec. 30, 2000     Dec. 29, 2001      Dec. 30, 2000
                                               -------------      -------------     -------------      -------------
NET SALES                                      $       9,720      $      11,368     $      31,409      $      38,647

Cost of sales                                          6,315              7,300            21,066             24,802
                                               -------------      -------------     -------------      -------------
GROSS PROFIT                                           3,405              4,068            10,343             13,845

Product development                                    1,612              1,128             5,156              3,683
Selling, general and administrative                    2,166              2,696             6,924              8,083
Amortization of intangibles                               46                 59               136                190
                                               -------------      -------------     -------------      -------------
Operating expenses                                     3,824              3,883            12,216             11,956

OPERATING (LOSS) INCOME                                 (419)               185            (1,873)             1,889

Other income, net                                          4                 41                46                187
Interest income, net                                      13                 96                47                165
                                               -------------      -------------     -------------      -------------
(LOSS) EARNINGS BEFORE (BENEFIT) PROVISION
FOR INCOME TAXES AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                       (402)               322            (1,780)             2,241
(Benefit) provision for income taxes                    (211)                97              (748)               674
                                               -------------      -------------     -------------      -------------
(LOSS) EARNINGS BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                    $        (191)     $         225     $      (1,032)     $       1,567
Cumulative effect of accounting
change                                                    --                 --                --                520
                                               -------------      -------------     -------------      -------------
NET (LOSS) EARNINGS                            $        (191)     $         225     $      (1,032)     $       1,047
                                               =============      =============     =============      =============

Basic net (loss) earnings per share:
   Before cumulative effect of
   accounting change                           $       (0.04)     $        0.05     $       (0.22)     $        0.35
   Cumulative effect of accounting change                 --                 --                --              (0.12)
                                               -------------      -------------     -------------      -------------
   Basic net (loss) earnings per share         $       (0.04)     $        0.05     $       (0.22)     $        0.23
                                               =============      =============     =============      =============

Diluted net (loss) earnings per share:
   Before cumulative effect of
   accounting change                           $       (0.04)     $        0.05     $       (0.22)     $        0.33
   Cumulative effect of accounting change                 --                 --                --              (0.11)
                                               -------------      -------------     -------------      -------------
   Diluted net (loss) earnings per share       $       (0.04)     $        0.05     $       (0.22)     $        0.22
                                               =============      =============     =============      =============

Shares used in per share calculation -
   Basic                                               4,626              4,488             4,594              4,462
                                               =============      =============     =============      =============
   Dilutive                                            4,626              4,777             4,594              4,799
                                               =============      =============     =============      =============


See accompanying notes to unaudited condensed consolidated financial statements.

                            GIGA-TRONICS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                Nine Months Ended
                                                                         --------------------------------
                                                                         Dec. 29, 2001      Dec. 30, 2000
                                                                         -------------      -------------
Cash flows provided from operations:

Net (loss) earnings                                                      $      (1,032)     $       1,047
Adjustments to reconcile net (loss) earnings to net cash provided by operations:
Depreciation and amortization                                                    1,616              1,585
Gain on sale of fixed assets                                                        (1)               (20)
Deferred income taxes, net                                                         (60)              (183)
Changes in operating assets and liabilities                                      3,266             (1,905)
                                                                         -------------      -------------
Net cash provided by operations                                                  3,789                524
Cash flows from investing activities:

Additions to property and equipment                                               (540)            (1,118)
Proceeds from sale of equipment                                                     12                 26
Other assets                                                                      (117)               583
                                                                         -------------      -------------
Net cash used in investing activities                                             (645)              (509)
Cash flows from financing activities:

Issuance of common stock                                                           190                197
Payments on capital lease and other long term obligations                          (76)              (120)
                                                                         -------------      -------------
Net cash provided by financing activities                                          114                 77
Increase in cash and cash equivalents                                            3,258                 92
                                                                         -------------      -------------
Beginning cash and cash equivalents                                              3,469              3,455
Ending cash and cash equivalents                                         $       6,727      $       3,547
                                                                         =============      =============

Supplementary disclosure of cash flow information:

    (1) No cash was paid for interest in the nine month periods ended December 29, 2001 and December 30, 2000.

    (2) Cash paid for income taxes in the nine month period ended December 29, 2001 was $47. Cash paid for income taxes in the nine month period ended December 30, 2000 was $443.



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

        Certain amounts in the accompanying March 2001 consolidated financial statements have been reclassified in order to conform to the December 2001 consolidated financial statement presentation.

(2)     Significant Accounting Policies

        Revenue

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

        Inventory

        Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company has estimated a reserve for excess and obsolete inventory based on consideration of changes to product specifications, inventory trends, and market conditions.

        Accounts Receivable

        Accounts receivable are stated at the net realizable value. The Company has estimated an allowance for uncollectible accounts based on analysis of outstanding receivables, consideration of the age of those receivables, and the Company's historical collection experience.

        Deferred Tax Assets

        The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will realize benefits of these deductible differences, net of valuation allowances as of December 29, 2001.

        Product Development Costs

        The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs owned by the Company, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. Otherwise, they are expensed as incurred. Included in other assets as of December 29, 2001 and March 31, 2001 are capitalized pre-production costs of $1,257,000, and $1,133,000, respectively.

(3)     Inventories

        Inventories consist of the following (in thousands):

                             Dec. 29, 2001     March 31, 2001
                             -------------     -------------
        Raw materials        $       7,149     $       8,432
        Work-in-process              3,802             4,833
        Finished goods                 862             1,020
        Loaned Inventory               504               900
                             -------------     -------------
        Total inventory      $      12,317     $      15,185
                             =============     =============


(4)     Earnings Per Share

        Basic earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. The shares used in per share computations for the three and nine month periods ended December 29, 2001 and December 30, 2000 are as follows (in thousands):

                                            Three Months Ended                   Nine Months Ended
                                     --------------------------------     --------------------------------
                                     Dec. 29, 2001      Dec. 30, 2000     Dec. 29, 2001      Dec. 30, 2000
                                     -------------      -------------     -------------      -------------
Net (loss) earnings                  $        (191)     $         225     $      (1,032)     $       1,047

Weighted average:
Common shares outstanding                    4,626              4,488             4,594              4,462
Dilutive potential common shares                --                289                --                337
Common shares assuming dilution              4,626              4,777             4,594              4,799

Number of stock options not
included in the computation                    590                 68               590                 37

        All stock options outstanding were excluded from the computation of diluted EPS for the three and nine month periods ended December 29, 2001 because the company experienced a loss from continuing operations and the options are, therefore, antidilutive.

        The number of stock options not included in the computation of diluted EPS for the three and nine month periods ended December 30, 2000 reflects stock options where the exercise prices were greater than the average market price of the common shares and were, therefore, antidilutive.

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

        Information on reportable segments is as follows (in thousands):

                                                    Three Months Ended
                            --------------------------------------------------------------------
                                   December 29, 2001                    December 30, 2000
                            -------------------------------      -------------------------------
                                                 Pre-tax                              Pre-tax
                              Net Sales       Income (loss)        Net Sales        Income (loss)
                            -------------     -------------      -------------     -------------
Giga-tronics Instrument     $       5,810     $         380      $       6,249     $         151
ASCOR                                 884              (311)             2,145               482
Microsource                         2,478              (344)             1,801              (556)
DYMATIX                               548              (339)             1,173              (219)
Corporate                              --               212                 --               464
                            -------------     -------------      -------------     -------------
Total                       $       9,720     $        (402)     $      11,368     $         322
                            =============     =============      =============     =============


                                                      Nine Months Ended
                            --------------------------------------------------------------------
                                   December 29, 2001                     December 30, 2000
                            -------------------------------      -------------------------------
                                                 Pre-tax                              Pre-tax
                              Net Sales       Income (loss)        Net Sales       Income (loss)
                            -------------     -------------      -------------     -------------
Giga-tronics Instrument     $      17,893     $         289      $      17,542     $         598
ASCOR                               2,946              (373)             5,973             1,345
Microsource                         7,461            (1,727)             9,905              (714)
DYMATIX                             3,109              (730)             5,227               (43)
Corporate                              --               761                 --             1,055
                            -------------     -------------      -------------     -------------
Total                       $      31,409     $      (1,780)     $      38,647     $       2,241
                            =============     =============      =============     =============

(6)     Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company adopted the provisions of Statement 141 as of July 1, 2001. The adoption of Statement 141 did not have a material impact on the Company's financial position or results of operations. The Company is required to adopt the provisions of Statement 142 effective March 31, 2002. The Company has not yet determined the impact the adoption of Statement 142 will have on its financial position or results of operations.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. Statement No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the statement of operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company is required to adopt the provisions of Statement No. 144 effective March 31, 2002. The impact of such adoption is not anticipated to have a material effect on the Company's financial position or results of operations

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION

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

GENERAL

Giga-tronics designs, manufactures, and markets microwave and radio frequency signal generation and power measurement instruments, switching devices, and YIG tuned oscillators. These products have broad applications in the development, test and maintenance of commercial and military wireless communications systems, electronic defense systems and automatic testing systems (ATE). Giga-tronics also manufactures a line of inspection and handling equipment used in the production of semiconductor devices.

THREE AND NINE MONTHS ENDED  DECEMBER 29, 2001 AND DECEMBER 30, 2000

Total orders for the three month period were $6,394,000 versus $13,418,000 for the comparable period last year. The new orders declined primarily due to the weakness in the overall wireless market partially offset by increases in military orders. Orders for the Instrument division were 51% ($4,381,000) lower in the third quarter of FY 2002 versus the prior year. Orders for ASCOR were 36% ($495,000) lower for the third quarter versus last year. Orders for Microsource were 37% ($594,000) lower than the comparable quarter last year. DYMATIX orders were 86% ($1,554,000) lower in the three months ended December 29, 2001 versus the same period a year ago. For the nine months, orders were $20,698,000, which includes the partial order cancellation in the second quarter at the Instrument division of $3,703,000, compared to $45,712,000 for the same period last year. Backlog at December 29, 2001 was $29,251,000 (of which approximately $11.0 million is expected to be shipped within one year) compared to $43,359,000 at December 30, 2000.

Net sales for the three and nine month periods ended December 29, 2001 decreased 15% ($1,648,000) and 19% ($7,238,000), respectively, compared with the same periods last year. The reduction in sales was primarily due to fewer orders booked because of the general slowdown in the commercial wireless market and stretch outs on existing orders in backlog. Giga-tronics Instrument sales decreased 7% ($439,000) for the quarter on weak orders and increased 2% ($351,000) for the nine months ended December 29, 2001 primarily due to strong backlog as compared to the same periods a year ago. ASCOR sales decreased in the third quarter 59% ($1,261,000) and for the nine months decreased 51% ($3,027,000) primarily due to less backlog from the respective periods of a year ago coupled with weaker new orders. Sales for Microsource increased 38% ($677,000) in the quarter primarily due to shipments on the $7 million order received in the first quarter of FY 2002 and decreased 25% ($2,444,000) for the nine months ended December 29, 2001 primarily due to our customers delaying shipments of new product. Sales for DYMATIX decreased 53% ($625,000) in the quarter and declined 41% ($2,118,000) for the nine months primarily due to customers delaying orders until the new product is released, as well as less backlog than the comparable periods a year ago.

Cost of Sales decreased 14% ($985,000) in the quarter ended December 29, 2001 from the similar period a year ago primarily due to the 15% overall decline in sales offset by the increase in cost of sales at Microsource on their 38% increase in revenue. For the nine months ended December 29, 2001, cost of sales decreased 15% ($3,736,000) versus the prior year. This decrease is attributable to 19% lower sales coupled with higher manufacturing material costs and manufacturing labor for the products shipped.

Operating expenses for the three month period decreased 2% ($59,000) from the same period a year ago due to decreases of $530,000 in SG&A and $13,000 in total amortization offset by an increase of $484,000 in product development. For the nine month period, operating expenses increased 2% ($260,000) from the comparable period a year ago due to decreases of $1,159,000 in SG&A and $54,000 in total amortization offset by an increase of $1,473,000 in product development. Product development expenses for the three and nine month periods increased 43% ($484,000) and 40% ($1,473,000), respectively, compared with the prior year primarily due to increased product development at DYMATIX and increased YIG product development costs at Microsource. Selling, general and administrative expenses decreased 20% ($530,000) for the three months ended December 29, 2001 compared to the prior year. The decrease is a result of lower commission expense of $125,000 on lower sales for the quarter, $219,000 less in administrative expenses and $186,000 less in marketing expenses during the quarter. For the nine months ended December 29, 2001, selling, general and administrative expenses decreased 14% ($1,159,000) versus the same period a year ago. The decrease is primarily due to lower commission expense of $599,000 related to lower sales levels coupled with lower administrative and marketing expenses of $462,000 and $98,000, respectively, primarily due to expense reduction measures. For the three and nine month periods ended December 29, 2001, these expense reductions were primarily personnel related. Amortization of intangibles decreased 22% ($13,000) for the three months and 28% ($54,000) for the nine months as compared to the prior year. The decrease in the amortization of intangibles is a result of lower amortization of patents and licenses.

Interest income for the three and nine month periods decreased from the prior year due to lower interest rates on cash available for investment.

Earnings before income taxes for the three month and nine month periods decreased compared to the same periods last year. The change was primarily due to lower revenue and higher research and development expenses.

FINANCIAL CONDITION

Giga-tronics maintains a strong financial position, with working capital of $23,038,000 and a ratio of current assets to current liabilities of 5.1 to 1.0 at December 29, 2001. Giga-tronics continues to fund all of its working capital needs from cash provided by operations. Cash provided from operations, for the nine months ended December 29, 2001, was $3,789,000.

Cash and cash equivalents increased $3,258,000 for the nine months ended December 29, 2001. Giga-tronics spent $540,000 on new manufacturing and test equipment and other capital items. Giga-tronics intends to continue investing in capital items that support growth and new product development, raise productivity and improve the quality of its products. Historically, the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for the foreseeable future.

Management believes that cash reserves and investments remain adequate to meet anticipated operating needs. In addition, Giga-tronics has an unsecured revolving line of credit for $7 million, none of which has been utilized. This line of credit expires September 30, 2002. It is also the Company's intention to increase research and development expenditures for the purpose of broadening its product base. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company's operating expenses and require the additional use of capital resources.

OUTLOOK

With the broad softening in the wireless industry, Giga-tronics' outlook for 2002 is cautious. Giga-tronics is uncertain of the duration and severity of the current economic downturn in the markets we serve and the ultimate impact this will have on the Company. While there are some indications of increased strength in defense, the economic downturn has impacted capital spending in many of our commercial markets and has resulted in declining new product orders. In response to the current market conditions, Giga-tronics has implemented cost reduction programs in order to reduce expenses. However, Giga-tronics remains committed to the investment in new product development in order to expand our product lines and update our existing lines with additional features. While the Microsource segment is expected to improve in the current year, its short-term growth will be less than previously anticipated as there are timing delays associated with currently booked orders.

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

Giga-tronics' core business is test and measurement, as well as components for the wireless communications market, which continues to remain soft. The Company's commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due. If the commercial market should decline further, then shipments in the current year could fall short of plan resulting in a decline in earnings. Also, Giga-tronics has a significant number of defense-related orders. While Giga-tronics has seen some improvement in the defense sector, it is not significant enough to offset the decline in the commercial sector. If the defense market should decline, shipments in the current year could be less than anticipated and cause a decrease in earnings.

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

As part of our business strategy, Giga-tronics intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. The Company acquired Microsource, Inc. in fiscal 1999 in a transaction accounted for as a purchase. The Company is subject to various risks in connection with past and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's business, the inability of the Company's management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company's product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. Giga-tronics currently contemplates that future acquisitions may involve the issuance of additional shares of the Company's common stock. Any such issuance may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company's common stock.

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

                                            GIGA-TRONICS INCORPORATED
                                                  (Registrant)






Date:      January 28, 2002                    /s/ GEORGE H. BRUNS, JR
                                            ------------------------------------
                                            George H. Bruns, Jr.
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)







Date:      January 28, 2002                 /s/ MARK H. COSMEZ II
                                            ------------------------------------
                                            Mark H. Cosmez II
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)