Form 10-K
period 2002-03-30
GIGA TRONICS INC
filed 2002-05-22
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 30, 2002, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________ to ____________

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2656341 (I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA (Address of principal executive offices)	94583 (Zip Code)

Registrant’s telephone number: (925) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of May 16, 2002 was $11,733,699. For purposes of this determination only, directors and officers of the Registrant have been assumed to be affiliates. There were a total of 4,661,132 shares of the Registrant’s Common Stock outstanding as of May 16, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT

PART III Items 10, 11, 12 and 13	Registrant’s PROXY STATEMENT for its 2002 annual meeting of shareholders to be filed no later than 120 days after the close of the fiscal year ended March 30, 2002.

PART  I

     The forward-looking statements included in this report including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “intends” and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under “Certain Factors Which May Adversely Affect Future Operations Or An Investment In Giga-tronics” in Item 1 below and in Item 7, “Management’s Discussion and Analysis”.

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

     Effective June 27, 1997, Giga-tronics completed a merger with Viking by issuing approximately 420,000 shares of the Company’s common stock in exchange for all of the common stock of Viking. Viking, which is now located in Santa Clara, California, manufactures and markets a line of optical inspection equipment used to manufacture and test semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment.

     Effective December 2, 1997, Giga-tronics completed a merger with Ultracision by issuing approximately 517,000 shares of the Company’s common stock in exchange for all of the common stock of Ultracision. Ultracision is a manufacturer of automation equipment for the test and inspection of silicon wafers. Ultracision also produces a line of probers for the testing and inspection of silicon devices.

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

Products and Markets

     Giga-tronics Instruments

     The Giga-tronics Instrument segment produces signal sources, generators and sweepers, and power measurement instruments for use in the microwave and RF frequency range (10 kHz to 75 GHz). Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions. The end-user markets for these products can be divided into three broad segments: commercial telecommunications, radar and electronic warfare. This segment’s instruments are used in the design, production, repair and maintenance and calibration of other manufacturers’ products, from discrete components to complex systems.

     ASCOR Inc.

     The ASCOR Inc. segment produces switch modules, and interface adapters that operate with a bandwidth from direct current (DC) to 18 GHz. This segment’s switch modules may be incorporated within its customer’s automated test equipment. The end-user markets for these products are primarily related to electronic warfare, though the VXI architecture may become more accepted by the telecommunications market.

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

Importance of Limited Number of Customers

     Commercial business accounted for 83% of net sales in fiscal 2002, 89% in fiscal 2001, and 84% in fiscal 2000. The Company had been a leading supplier of microwave and radio frequency (RF) test instruments to various U.S. Government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. Government agencies will remain significant in fiscal 2003. Defense-related agencies accounted for 17% of net sales in fiscal 2002, 11% in fiscal 2001, and 16% in fiscal 2000. Prior to the current year, where the defense business has improved, sales to the defense industry in general, and direct sales to the United States and foreign government agencies in particular, have declined. Any reversal of defense orders could have a negative effect on the business, operating results, financial condition and cash flows of Giga-tronics.

     During 2002 and 2001, a Japanese distributor of the Company, Midoriya, accounted for 16% and 10% of the Company’s consolidated sales. At year end, Midoriya had a negligible amount outstanding in accounts receivable while they composed about 11% of receivables at the fiscal year end of 2001.

Backlog of Orders

     On March 30, 2002, the Company’s backlog of unfilled orders was $21,387,000 compared to $39,964,000 at March 31, 2001. As of March 30, 2002, there were approximately $13,912,000 unfilled orders that were scheduled for shipment beyond a year, as compared to approximately $7,245,000 at March 31, 2001. Orders for the Company’s products include program orders from both the U.S. Government and defense contractors, with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.

     Backlog includes only those customer orders for which a delivery schedule has been agreed upon between the Company and the customer and, in the case of U.S. Government orders, for which funding has been appropriated.

Competition

     Giga-tronics is engaged in a highly competitive field. Competition from numerous existing companies is intense and potential new entrants are expected to increase. The Company’s instrument, switch, oscillator and synthesizer products compete with Agilent, Anritsu, Racal, IFR and Rohde & Schwarz while the semiconductor equipment products compete with various other competitors. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics. There can be no assurance that any products developed by these competitors will not gain greater market acceptance than any developed by Giga-tronics. Accordingly, Giga-tronics will be required to continue to devote substantial resources and efforts to marketing and research and development activities.

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

     Product development expense was approximately $7,001,000 in fiscal 2002, $5,087,000 in fiscal 2001, and $4,180,000 in fiscal 2000. Activities included the development of new products and the improvement of existing products. It is management’s intention to maintain or increase expenditures for product development at levels required to sustain its competitive position. All of the Company’s product development activities are internally funded and expensed as incurred.

     Giga-tronics expects to continue to make significant investments in research and development. There can be no assurance that future technologies, processes or product developments will not render Giga-tronics’ current product offerings obsolete or that Giga-tronics will be able to develop and introduce new products or enhancements to existing products, which satisfy customer needs, in a timely manner or achieve market acceptance. The failure to do so could adversely affect Giga-tronics’ business.

Manufacturing

     The assembly and testing of Giga-tronics Instrument’s microwave, RF and power measurement products are done at its San Ramon facility. The assembly and testing of ASCOR’s switching and connecting devices are done at its Fremont facility. The assembly and testing of the DYMATIX products are done at its Santa Clara facility. The assembly and testing of Microsource’s line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers are done at its Santa Rosa facility.

Environment

     To the best of its knowledge, the Company is in compliance with all federal, state and local laws and regulations involving the protection of the environment.

Employees

     As of March 30, 2002, Giga-tronics employed 219 individuals on a full time basis. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

     The Company sells to its international customers through a network of foreign technical sales representative organizations. Sales to foreign customers were approximately $17,105,000 in fiscal 2002, $22,072,000 in fiscal 2001, and $14,468,000 in fiscal 2000.

     The Company closed its United Kingdom (UK) research & development facility as of March 30, 2002 for the Instruments division. The Company has no other foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar.

Certain Factors Which May Adversely Affect Future Operations Or An Investment In Giga-tronics

     Business climate is volatile

     Giga-tronics has a significant number of defense-related orders. If the defense market should soften, shipments in the current year could decrease more than current projected shipments with a concurrent decline in earnings. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due under these orders. If this occurs, then shipments in the current year could decrease more than current projected shipments resulting in a decline in earnings. During fiscal 2002 and 2001, Midoriya, the Company’s Japanese distributor accounted for a significant amount of the Company’s commercial sales, while at year-end Giga-tronics’ backlog from this customer was negligible.

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

     Giga-tronics’ markets involve rapidly changing technology and standards

     The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. Giga-tronics believes that its future success will depend in part upon its ability to develop and commercialize its existing products, and to develop new products and application and in part to develop, manufacture and successfully introduce new products and product lines with improved capabilities and to continue to enhance existing products. There can be no assurance that Giga-tronics will successfully complete the development of current or future products or that such products will achieve market acceptance.

     Giga-tronics acquisitions may not be effectively integrated and their integration may be costly

     As part of its business strategy, Giga-tronics intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. Giga-tronics is subject to various risks in connection with any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company’s business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into its product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially harm the Company or that any such acquisition will be successful in enhancing the Company’s business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of common stock. Any such issuance may result in dilution to all Giga-tronics shareholders, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of its common stock.

     Giga-tronics’ common stock price is volatile

     The market price of the Company’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earning from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by Giga-tronics or by competitors, government regulations or developments in patent or other proprietary rights. In addition, the NASDAQ National Market and other stock markets have experienced significant price fluctuations in recent periods. These fluctuations often have seemingly been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of the common stock.

     Giga-tronics stock at any time has historically traded on thin volume on NASDAQ. Sales of a significant volume of stock could result in a depression of Giga-tronics share prices.

ITEM 2.  PROPERTIES

     As of March 30, 2002, Giga-tronics’ principal executive office and the Instrument divisions’ marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2006.

     ASCOR’s marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices are located in approximately 18,756 square feet in Fremont, California, under a lease that expires on June 30, 2006.

     The DYMATIX marketing, sales and engineering offices and manufacturing facilities for its automation equipment for the inspection of silicon wafers, prober line and optical inspection equipment for the manufacture and test of semiconductor devices are located in an approximately 20,400 square foot facility in Santa Clara, California, under a lease expiring on June 30, 2002.

     Microsource’s marketing, sales and engineering offices and manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 49,090 square foot facility in Santa Rosa, California, which the Company occupies under a lease expiring May 25, 2013.

     The Company believes that its facilities are adequate for its business activities.

ITEM 3.  LEGAL PROCEEDINGS

     As of March 30, 2002, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 30, 2002.

     Executive Officers of the Company are listed on page 33 of this Form 10-K.

PART  II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock Market Prices

     Giga-tronics’ common stock is traded over the counter on NASDAQ National Market System using the symbol “GIGA”. The number of record holders of the Company’s common stock as of March 30, 2002 was approximately 1,400. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without retail mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2002	High	Low	2001	High	Low

First quarter	(4/1-6/30)	5.810	3.200	(3/26-6/24)	12.875	6.375
Second quarter	(7/1-9/29)	3.760	2.170	(6/25-9/30)	10.000	6.781
Third quarter	(9/30-12/29)	4.160	2.320	(10/1-12/30)	7.313	4.813
Fourth quarter	(12/30-3/30)	4.630	3.450	(12/31-3/31)	8.188	4.875

ITEM 6.  SELECTED FINANCIAL DATA

Effective March 26, 2000, the Company changed its method of accounting for revenue recognition to conform with the guidance provided by SAB 101 (see Note 1 to the consolidated financial statements). The impact of adopting SAB 101 was to increase earnings (loss) before the cumulative effect of the accounting  change in the year ended March 31, 2001 by $520,000, net of income taxes.

SELECTED FINANCIAL DATA

	Year Ended

	March 30,	March 31,	March 25,	March 27,	March 28,
(In thousands except per share data)	2002	2001	2000	1999	1998

Summary of Operations:
Net sales	$39,036	$54,159	$47,577	$37,636	$36,813
Gross profit	11,535	19,056	15,810	11,534	15,789
Operating expenses	16,085	16,032	14,315	15,293	15,172
Interest income, net	63	205	59	121	457
Earnings (loss) before cumulative effect of accounting change and income taxes	(4,462)	3,461	1,633	(3,006)	1,096
Earnings (loss) before cumulative effect of accounting change	(2,102)	2,421	1,139	(1,858)	767
Net earnings (loss)	(2,102)	1,901	1,139	(1,858)	767
Net earnings (loss) per share — basic	$(0.46)	$0.42	$0.26	$(0.43)	$0.18
Net earnings (loss) per share — diluted	$(0.46)	$0.40	$0.24	$(0.43)	$0.18
Shares of common stock — basic	4,604	4,474	4,379	4,338	4,319
Shares of common stock — diluted	4,604	4,803	4,693	4,338	4,377

	March 30,	March 31,	March 25,	March 27,	March 28,
(In thousands except ratio)	2002	2001	2000	1999	1998

Financial Position:
Current ratio	5.46	4.06	3.17	3.32	5.06
Working capital	$23,012	$22,924	$21,066	$18,021	$23,484
Total assets	$32,880	$37,318	$37,526	$33,259	$32,672
Shareholders’ equity	$26,661	$28,475	$26,149	$24,710	$26,461

	March 30,	March 31,	March 25,	March 27,	March 28,
	2002	2001	2000	1999	1998

Percentage Data:
Percent of net sales
Gross profit	29.6%	35.2%	33.2%	30.6%	42.9%
Operating expenses	41.2	29.6	30.1	40.6	41.2
Interest income, net	0.2	0.4	0.1	0.3	1.2
Earnings (loss) before cumulative effect of accounting change and income taxes	(11.4)	6.4	3.4	(8.0)	3.0
Net earnings (loss)	(5.4)	3.5	2.4	(4.9)	2.1

SELECTED FINANCIAL DATA

Quarterly Financial Information (Unaudited)

	2002

(In thousands except per share data)	First	Second	Third	Fourth	Year

Net sales	$11,797	$9,892	$9,720	$7,627	$39,036
Gross profit	3,326	3,612	3,405	1,192	11,535
Operating expenses	4,332	4,060	3,824	3,869	16,085
Interest income, net	19	15	13	16	63
Loss before cumulative effect of accounting change and income taxes	(934)	(435)	(402)	(2,682)	(4,462)
Loss before cumulative effect of accounting change	(566)	(275)	(191)	(1,070)	(2,102)
Net loss	(566)	(275)	(191)	(1,070)	(2,102)
Net loss per share — basic	$(0.12)	$(0.06)	$(0.04)	$(0.23)	$(0.46)
Net loss per share — diluted	$(0.12)	$(0.06)	$(0.04)	$(0.23)	$(0.46)
Shares of common stock — basic	4,565	4,591	4,626	4,635	4,604
Shares of common stock — diluted	4,565	4,591	4,626	4,635	4,604

	2001

	First	Second	Third	Fourth	Year

Net sales	$13,637	$13,642	$11,368	$15,512	$54,159
Gross profit	4,963	4,814	4,068	5,211	19,056
Operating expenses	3,775	4,298	3,883	4,076	16,032
Interest income, net	33	36	96	40	205
Earnings before cumulative effect of accounting change and income taxes	1,253	666	322	1,220	3,461
Earnings before cumulative effect of accounting change	877	465	225	854	2,421
Net earnings	357	465	225	854	1,901
Net earnings per share — basic	$0.08	$0.10	$0.05	$0.19	$0.42
Net earnings per share — diluted	$0.07	$0.10	$0.05	$0.18	$0.40
Shares of common stock — basic	4,437	4,460	4,488	4,511	4,474
Shares of common stock — diluted	4,817	4,796	4,777	4,801	4,803

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations for Fiscal 2002 as compared to 2001

     New orders received in fiscal 2002 were $20,461,000, a decrease of 65% from the $57,830,000 received in 2001. New orders declined primarily due to the weakness in the overall wireless market and major customer order cancellations during fiscal 2002 partially offset by increases in new military orders. New orders at Giga-tronics Instrument Division declined 65% to $10,357,000 for fiscal year 2002 after a net order cancellation of $2,900,000. In fiscal 2002, a significant customer of the Instrument Division stopped ordering from the company, primarily due to slack demand. The company expects the lower levels of business from this customer to continue. Orders at ASCOR declined 28% to $3,296,000. DYMATIX experienced a decline of 55% on new orders to $2,969,000 for the fiscal year 2002. Orders at Microsource decreased 77% to $3,839,000 which includes $5,120,000 order reversal for a customer that commenced liquidation proceedings. At year-end 2002, the Company’s backlog of unfilled orders was $21,387,000, compared to $39,964,000 at the end of 2001. The decrease in backlog is primarily due to weak order levels at the Giga-tronics Instrument Division and Microsource. As of year-end 2002, there were approximately $13,912,000 unfilled orders that were scheduled for shipment beyond a year and as of year end 2001 there were $7,245,000 unfilled orders scheduled for shipment beyond a year. The increase in unfilled orders scheduled for shipment beyond a year is attributable primarily to Microsource’s customers delaying shipments of their orders.

     Net sales for 2002 were $39,036,000, a 28% decrease from the $54,159,000 in 2001. The reduction in sales was primarily due to fewer orders booked because of the slowdown in the commercial wireless market and stretch outs on existing orders in backlog. In fiscal 2002, Microsource revenues decreased 24% or $3,172,000, on weak orders and customer stretch outs. Giga-tronics Instrument Division sales decreased 14% or $3,442,000 and ASCOR sales decreased 50% or $3,735,000 primarily due to weak orders at both of these segments. Sales at DYMATIX decreased 57% or $4,774,000 on weak orders primarily due to customers delaying orders until their new product is released.

     Cost of sales increased 22% in fiscal 2002 to $27,501,000 from the $35,103,000 in 2001. The decrease is primarily attributable to the 28% decline in sales offset with higher costs for labor and material on the products shipped coupled with the write down of inventory and pre-production costs associated with the liquidation of a Microsource customer. Subsequent to year end, a telecommunications equipment customer of the Microsource Division commenced liquidation proceedings. As a result, the orders under the long term production contract with this customer were cancelled and Giga-tronics recorded a write-off of $1,100,000 of inventory and pre-production costs.

     Operating expenses increased less than 1% or $50,000 in fiscal 2002 over 2001 due to decreases of $1,984,000 in SG&A and $50,000 in total amortization offset by an increase of $1,914,000 in product development expenses. Product development costs increased 38% or $1,914,000 in fiscal 2002 primarily due to increased product development at DYMATIX and increased YIG product development costs at Microsource. Selling, general and administrative expenses decreased 19% or $1,984,000 for the fiscal year 2002 compared to the prior year. The decrease is a result of lower commission expense of $959,000 on lower sales for the year coupled with $752,000 less in administrative expenses and $322,000 less in marketing expenses primarily due to expense reduction measures taken during the year. These expense reductions were primarily personnel related. For fiscal year 2002 amortization of intangibles decreased 22% or $50,000 as compared to last fiscal year. The decrease in the amortization of intangibles is primarily a result of reduced amortization of patents and licenses. The Company wrote off $173,000 of remaining goodwill related to the Microsource acquisition as such goodwill was determined to be impaired. Interest income in 2002 decreased from 2001 due to lower interest rates.

     Giga-tronics recorded a net loss of $2,102,000, or $0.46 per diluted share, in 2002 versus net earnings before cumulative effect of accounting change of $2,421,000, or $0.51 per diluted share, in 2001. The Company recorded $520,000 for the cumulative effect of accounting change in fiscal 2001 as a result of the implementation of SAB 101. As a result, Giga-tronics recorded net earnings of $1,901,000, or $0.40 per diluted share, in 2001.

Results of Operations for Fiscal 2001 as compared to 2000

     During the fourth quarter of fiscal 2001, the Company adopted SAB 101, Revenue Recognition in Financial Statements. The Company recorded a net cumulative effect adjustment related to this change in accounting of $520,000, effective March 26, 2000. The adoption of SAB 101 resulted in the deferral of $2,165,000 in sales as of the beginning of the 2001 fiscal year and subsequent recognition of the deferred sales during the year.

     New orders received in 2001 were $57,830,000, a decrease of 10% from $64,013,000 in 2000. This decrease was attributable primarily to the non-recurrence of a three-year contract for about $14,100,000 recorded at the end of fiscal 2000. At year-end 2001, the Company’s backlog of unfilled orders was $39,964,000, compared to $34,128,000 at the end of 2000. As of year end 2001, there were approximately $7,245,000 unfilled orders that were scheduled for shipment beyond a year and as of year end 2000 there were $10,201,000 unfilled orders scheduled for shipment beyond a year. Primarily, the increase in backlog is attributable to strong order levels at Microsource and at the Giga-tronics Instruments division.

     Net sales for 2001 were $54,159,000, a 14% increase from $47,577,000 in 2000. Sales for the fiscal year 2001, without the SAB 101 adjustment, would have been $51,994,000, or over a 9% increase in revenue as compared to the $47,577,000 of the prior year. In fiscal 2001, Microsource revenues decreased 12% or $1,861,000, while Giga-tronics Instruments revenues increased 35% or $6,485,000, in sales and ASCOR improved 12% or $798,000, in sales. DYMATIX (formerly the Semiconductor Equipment Group) improved 16% or $1,160,000. DYMATIX sales for the fiscal year 2001, without the SAB 101 adjustment, would have declined over 14% or $1,005,000.

     Cost of sales increased 11% in 2001 to $35,103,000 from $31,767,000 in 2000. Cost of sales for the fiscal year 2001, without the SAB 101 adjustment, would have been $33,681,000, or over a 6% increase in cost of sales as compared to the prior year. The increase in fiscal 2001 is attributable to increased shipments of products during the fiscal year coupled with higher costs for labor and material for the products shipped.

     Operating expenses increased 12% in 2001 over 2000. Product development costs increased $907,000 in fiscal 2001 to $5,087,000. This was principally due to increased development of new products at the Instruments division and at Microsource. Selling, general and administrative expenses increased $1,058,000 to $10,713,000 in 2001 due to higher commissions on higher revenues coupled with higher personnel and promotional expenses at the Instruments division. Amortization of intangibles decreased $248,000 to $232,000 principally, as a result of reduced amortization of patents and licenses.

     Other income increased in fiscal 2001 primarily due to increased sublease rent from the facilities leased in Santa Rosa. Net interest income in 2001 increased from 2000 due to higher average cash available for investment. The average cash improvement resulted principally from higher cash levels in the middle of the year. The provision for income taxes in 2001 was $1,040,000, or 30%, of the pre-tax earnings.

     Giga-tronics recorded net earnings before cumulative effect of accounting change of $2,421,000, or $0.51 per diluted share, in 2001 versus $1,139,000, or $0.24 per diluted share, in 2000. The improvement in 2001 earnings was due to the Company’s higher sales levels in 2001 as compared to 2000. The Company recorded $520,000 for the cumulative effect of accounting change in 2001 as a result of the implementation of SAB 101. As a result, Giga-tronics recorded net earnings of $1,901,000, or $0.40 per diluted share, in 2001 versus $1,139,000, or $0.24 per diluted share, in 2000.

Critical Accounting Policies

Management of Giga-tronics has identified the following as the Company’s critical accounting policies:

Revenue

Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This generally occurs when products are shipped and the risk of loss has passed. Upon shipment, the Company also provides for the estimated cost that may be incurred for product warranties. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Accounts Receivable

Accounts receivable are stated at the net realizable value. The Company has estimated an allowance for uncollectible accounts based on analysis of outstanding receivables, consideration of the age of those receivables, and the Company’s historical collection experience.

Deferred Tax Assets

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will realize benefits of these deductible differences, net of valuation allowances, as of March 30, 2002.

Product Development Costs

The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. Otherwise, they are expensed as incurred. Subsequent to fiscal 2002 year end, a telecommunications equipment customer of the Microsource division commenced liquidation proceedings. As a result, the orders under the long term production contract with this customer were cancelled and Giga-tronics recorded a write-off of $1,100,000 of inventory and pre-production costs. Included in other assets as of March 30, 2002 and March 31, 2001 were capitalized pre-production costs of $538,000, and $1,133,000, respectively.

Financial Condition and Liquidity

     As of March 30, 2002, Giga-tronics had $7,180,000 in cash and cash equivalents, compared to $3,469,000 as of March 31, 2001. Cash provided by operations amounted to $3,795,000 in 2002, $1,951,000 in 2001, and $2,644,000 in 2000. Cash provided by operations in 2002 is attributed to accounts receivable collections and reduced inventory purchases offset by the operating loss in the year and the net change in operating assets and liabilities. Cash provided by operations in 2001 and 2000 is attributed to operating income in the year.

     Giga-tronics continues to maintain a strong financial position, with working capital at year-end of $23,012,000 compared to $22,924,000 in 2001 and $21,066,000 in 2000. The Company’s current ratio of 5.5 increased from the 2001 and 2000 current ratio of 4.1 and 3.2, respectively. The increase in working capital is primarily a result of the reduced inventory purchases of the Company.

     Additions to property and equipment were $811,000 in 2002, compared to $1,800,000 in 2001 and $1,361,000 in 2000. Fiscal 2002 spending reflects continuing investments to support new product development, increased productivity, and improved product quality. Other cash inflows in 2002 consist of $239,000 of common stock in connection with the exercise of stock options. Other cash inflows in 2001 were $367,000 of common stock in connection with the exercise of stock options.

     The Company leases various facilities under various operating leases that expire through May 2013. Total future minimum lease payments under these leases amount to approximately $10,908,000.

     The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 30, 2002, non-cancelable purchase orders were approximately $5,339,000 through fiscal 2003 and $256,000 beyond fiscal 2003 and were scheduled to be delivered to the company at various dates through October 2003.

     Management believes that the Company has adequate resources to meet its operating and capital expenditure needs for the foreseeable future. The Company has a seven million dollar unsecured line of credit, none of which has been used. This line of credit expires September 30, 2002. Giga-tronics intends to increase research and development expenditures for the purpose of broadening its product base. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS No. 133 in the first quarter of fiscal 2002. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of Statement No. 141 as of July 1, 2001. The adoption of Statement No. 141 did not have a material impact on the Company’s financial position or results of operations. The Company will adopt the provisions of Statement No. 142 effective March 31, 2002 and the Company does not expect this to have a material impact on the consolidated financial statements.

In August 2001, the FASB issued Statement No. 143, Accounting For Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company will adopt Statement No. 143 on January 1, 2003 and the adoption will not have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. Statement No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the statement of operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company will adopt the provisions of Statement No. 144 effective March 31, 2002. The impact of such adoption will not have a material effect on the Company’s financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments that expose the company to market risk are cash and cash equivalents. The investments are held in recognized financial instruments and have limited market risk due to the short-term maturities of the instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 30, 2002	March 31, 2001

Assets
Current assets
Cash and cash equivalents	$7,180	$3,469
Trade accounts receivable, net of allowance of $358 and $262, respectively	3,881	7,767
Inventories	11,246	15,185
Income tax refund receivable	701	—
Prepaid expenses	320	424
Deferred income taxes	4,841	3,560

Total current assets	28,169	30,405
Property and equipment
Leasehold improvements	408	398
Machinery and equipment	16,590	16,123
Office furniture and fixtures	1,162	1,142

Property and equipment, gross cost	18,160	17,663
Less accumulated depreciation and amortization	14,098	12,357

Property and equipment, net	4,062	5,306
Patents and licenses	20	36
Goodwill, net	—	339
Other assets	629	1,232

Total assets	$32,880	$37,318

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,426	$3,347
Accrued commissions	224	435
Accrued payroll and benefits	1,249	1,687
Accrued warranty	779	732
Customer advances	780	690
Obligation under capital lease	89	167
Other current liabilities	610	423

Total current liabilities	5,157	7,481
Obligations under capital lease, net of current portion	94	115
Deferred income taxes	546	796
Deferred rent	422	451

Total liabilities	6,219	8,843

Shareholders’ equity
Preferred stock of no par value Authorized 1,000,000 shares; no shares outstanding at March 30, 2002 and March 31, 2001	—	—
Common stock of no par value; Authorized 40,000,000 shares; 4,648,944 shares at March 30, 2002 and 4,542,694 shares at March 31, 2001 issued and outstanding	12,634	12,346
Retained earnings	14,027	16,129

Total shareholders’ equity	26,661	28,475

Total liabilities and shareholders’ equity	$32,880	$37,318

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended (In thousands except share data)	March 30, 2002	March 31, 2001	March 25, 2000

Net sales	$39,036	$54,159	$47,577
Cost of sales	27,501	35,103	31,767

Gross profit	11,535	19,056	15,810
Product development	7,001	5,087	4,180
Selling, general and administrative	8,729	10,713	9,655
Amortization of intangibles	182	232	480
Goodwill impairment	173	—	—

Operating expenses	16,085	16,032	14,315

Operating income (loss)	(4,550)	3,024	1,495
Other income (expense)	25	232	79
Interest income, net	63	205	59

Earnings (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	(4,462)	3,461	1,633
Provision (benefit) for income taxes	(2,360)	1,040	494

Earnings (loss) before cumulative effect of accounting change	(2,102)	2,421	1,139
Cumulative effect of accounting change	—	520	—

Net earnings (loss)	$(2,102)	$1,901	$1,139

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$(0.46)	$0.54	$0.26

Cumulative effect of accounting change	—	(0.12)	—

Basic earnings (loss) per share	$(0.46)	$0.42	$0.26

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$(0.46)	$0.51	$0.24

Cumulative effect of accounting change	—	(0.11)	—

Diluted earnings (loss) per share	$(0.46)	$0.40	$0.24

Weighted average basic common shares outstanding	4,604	4,474	4,379
Weighted average diluted common shares outstanding	4,604	4,803	4,693
Pro forma amounts assuming accounting change is applied retroactively:
(Unaudited)
Net income		$2,421	$623

Basic earnings per share		$0.54	$0.14

Diluted earnings per share		$0.51	$0.13

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock			Other
			Comprehensive	Comprehensive	Retained
(In thousands except share data)	Shares	Amount	Income (Loss)	Income (Loss)	Earnings	Total

Balance at March 27, 1999	4,361,902	$11,621	$—	$—	$13,089	$24,710
Comprehensive Income — net
Net earnings	—	—	1,139	—	1,139	1,139

Stock issuance under stock option plans	69,106	174	—	—	—	174
Tax benefit associated with exercise of stock options	—	126	—	—	—	126

Balance at March 25, 2000	4,431,008	$11,921	$—	$—	$14,228	$26,149
Comprehensive Income — net
Net earnings	—	—	1,901	—	1,901	1,901

Stock issuance under stock option plans	111,686	367	—	—	—	367
Tax benefit associated with exercise of stock options	—	58	—	—	—	58

Balance at March 31, 2001	4,542,694	$12,346	$—	$—	$16,129	$28,475
Comprehensive Income — net
Net earnings	—	—	(2,102)	—	(2,102)	(2,102)

Stock issuance under stock option plans	106,250	239	—	—	—	239
Tax benefit associated with exercise of stock options	—	49	—	—	—	49

Balance at March 30, 2002	4,648,944	$12,634	$—	$—	$14,027	$26,661

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended
(In thousands)	March 30, 2002	March 31, 2001	March 25, 2000

Cash flows provided from operations:
Net earnings (loss)	$(2,102)	$1,901	$1,139
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Provision for bad debt	96	8	(182)
Depreciation and amortization	2,216	2,120	2,111
Impairment of Goodwill	173	—	—
Tax benefit from employee stock options	49	58	126
Tax benefit of pre acquisition NOL utilization	—	—	394
Gain on sales of fixed assets	(1)	(20)	(20)
Deferred income taxes	(1,531)	(205)	(81)
Changes in operating assets and liabilities:
Trade accounts receivable	3,799	1,419	(2,578)
Inventories	3,939	(1,072)	(864)
Prepaid expenses	229	20	(61)
Accounts payable	(1,921)	(718)	1,043
Accrued commissions	(211)	(190)	256
Accrued payroll and benefits	(438)	49	292
Accrued warranty	47	179	86
Accrued other expenses	62	(613)	535
Customer advances	90	(846)	(112)
Income taxes receivable/payable	(701)	(139)	560

Net cash provided by operations	3,795	1,951	2,644
Cash flows from investing activities:
Proceeds from sale of property and equipment	13	26	7
Additions to property and equipment	(708)	(1,645)	(1,311)
Payment for purchase of Microsource, including transaction costs	—	—	(8)
Other assets	603	(489)	(565)

Net cash used in investing activities	(92)	(2,108)	(1,877)
Cash flows from financing activities:
Issuance of common stock	239	367	174
Payment on notes payable and other long term liabilities	(29)	(78)	(45)
Payments on capital lease and other long term obligations	(202)	(118)	(127)

Net cash provided by financing activities	8	171	2
Increase in cash and cash equivalents	3,711	14	769

Beginning cash and cash equivalents	3,469	3,455	2,686
Ending cash and cash equivalents	7,180	3,469	3,455

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$56	$988	$86

Cash paid for interest	—	—	—

Non-cash investing and financing activities:
Purchases under capital lease obligations	103	155	50

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1  Summary of Significant Accounting Policies

The Company The accompanying consolidated financial statements include the accounts of Giga-tronics and its wholly owned subsidiaries. Giga-tronics and its subsidiary companies design, manufacture and market a broad line of test and measurement equipment used in the development, test, and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems, and automatic testing systems. The Company also manufactures and markets a line of test, measurement, and handling equipment used in the manufacturing of semiconductor devices. The Company’s products are sold worldwide to customers in the test and measurement and semiconductor industries. During March 2002 the Company closed its United Kingdom (UK) research & development facility. The Company currently has no other foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar, and all non-U.S. sales are made in U.S. dollars.

Principles of Consolidation The consolidated financial statements include the accounts of Giga-tronics and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2002 contained 52 weeks while fiscal year 2001 contained 53 weeks and fiscal year 2000 contained 52 weeks.

Revenue Recognition Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This generally occurs when products are shipped and the risk of loss has passed. Upon shipment, the Company also provides for the estimated cost that may be incurred for product warranties. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance.

During the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, effective March 26, 2000. Prior to the adoption of SAB 101, the Company recognized revenue on sales with final customer acceptance upon delivery and provided for the estimated costs of installation obligations at the time the revenue was recognized. The Company recorded a cumulative effect adjustment related to this change in accounting of $520,000, net of income taxes at the beginning of fiscal year 2001. The adoption of SAB 101 resulted in the deferral of $2,165,000 in revenue as of the beginning of the 2001 fiscal year, and subsequent recognition of the deferred sales during the year.

Pro forma effect of SAB 101 assuming accounting change is applied retroactively is as follows:

Years ended
(In thousands except per share data)	March 30, 2002	March 31, 2001	March 25, 2000

(Unaudited)
Net Sales	$39,036	$54,159	$45,412
Cost of Sales	27,501	35,103	30,345

Gross Profit	11,535	19,056	15,067
Operating Expense	16,085	16,032	14,315

Operating Income (loss)	(4,550)	3,024	752
Interest and other income	88	437	138

Earnings (loss) before taxes	(4,462)	3,461	890
Provision (benefit) for income taxes	(2,360)	1,040	267

Net income (loss)	$(2,102)	$2,421	$623

Net income (loss) per share — Basic	$(0.46)	$0.54	$0.14

Net income (loss) per share — Diluted	$(0.46)	$0.51	$0.13

Cash Equivalents The Company considers all highly liquid debt instruments with remaining maturity dates of 90 days or less from date of purchase to be cash equivalents.

Inventories Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property and Equipment Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years for machinery and equipment and office fixtures. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of goodwill allocated to property and equipment, to future cash flows the property and equipment are expected to generate. The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows of the acquired operation.

Deferred Rent Rent expense is recognized in an amount equal to the minimum guaranteed base rent plus future rental increases amortized on the straight-line basis over the terms of the leases, including free rent periods. Included in other long-term liabilities is the excess of rent expense over required rental payments.

Income Taxes Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Patents and Licenses Patents and licenses are being amortized using the straight-line method over periods of five to seven years. As of March 30, 2002 and March 31, 2001 accumulated amortization on patents and licenses was $2,176,000 and $2,160,000, respectively.

Goodwill Goodwill is being amortized using the straight-line method over a period of five years. In March 2002, the Company determined that the remaining goodwill balance was impaired and recorded an impairment charge of $173,000. As of March 30, 2002 and March 31, 2001 accumulated amortization on goodwill was $2,220,000 and $1,881,000 respectively.

Pre-production costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. Otherwise, they are expensed as incurred. Subsequent to fiscal 2002 year end, a telecommunications equipment customer of the Microsource division commenced liquidation proceedings. As a result, the orders under the long term production contract with this customer were cancelled and Giga-tronics recorded a write-off of $1,100,000 of inventory and pre-production costs in the fourth quarter of fiscal 2002. Included in other assets as of March 30, 2002 and March 31, 2001 were capitalized pre-production costs of $538,000, and $1,133,000, respectively.

Product Development Costs Product development costs are charged to operations in the year incurred.

Software Development Costs Development costs included in the research and development of new products and enhancements to existing products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, completion of software development has been concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

Stock-based Compensation The Company uses the intrinsic value method to account for employee stock-based compensation.

Earnings (Loss) Per Share Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options using the treasury method. Antidilutive options are not included in the computation of diluted earnings per share.

Financial Instruments and Concentration of Credit Risk Financial instruments, which potentially subject the Company to credit risk as of March 30, 2002, consist principally of cash, cash equivalents and trade accounts receivable. The Company’s cash equivalents consist principally of money market funds and certificates of deposits. Cash and cash equivalents are held in recognized depository institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security.

Fair Market Value of Financial Instruments The carrying amount for the Company’s cash equivalents, trade accounts receivable and accounts payable approximates fair market value because of the short maturity of these financial instruments.

Recent Accounting Pronouncements The Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS No. 133 in the first quarter of fiscal 2002. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of Statement No. 141 as of July 1, 2001. The adoption of Statement No. 141 did not have a material impact on the Company’s financial position or results of operations. The Company will adopt the provisions of Statement No. 142 effective March 31, 2002. The Company does not expect this to have a material effect on the consolidated financial statements.

In August 2001, the FASB issued Statement No. 143, Accounting For Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company will adopt Statement No. 143 on January 1, 2003 and the adoption will not have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. Statement No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the statement of operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of Statement No. 144 effective March 31, 2002. The impact of such adoption did not have a material effect on the Company’s financial position or results of operations.

     2  Cash and Cash Equivalents

Cash and cash equivalents consisted of the following at March 30, 2002 and March 31, 2001:

	Cash and Cash Equivalents

March 30, 2002	Amortized	Fair
(In thousands)	Cost	Value

Cash	$7,180	$7,180

Total	$7,180	$7,180

	Cash and Cash Equivalents

March 31, 2001	Amortized	Fair
(In thousands)	Cost	Value

Cash	$3,469	$3,469

Total	$3,469	$3,469

     3  Inventories

Years ended
(In thousands)	March 30, 2002	March 31, 2001

Raw materials	$6,034	$8,432
Work-in-progress	3,852	4,833
Finished goods	683	1,020
Demonstration inventory	677	900

	$11,246	$15,185

     4  Selling Expenses

Selling expenses consist primarily of commissions paid to various marketing agencies. Commission expense totaled $1,620,000, $2,579,000, and $2,360,000 in fiscal 2002, 2001, and 2000, respectively. Advertising costs which are expensed as incurred totaled $362,000, $579,000, and $511,000 for fiscal 2002, 2001, and 2000, respectively.

     5  Significant Customers and Industry Segment Information

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

The accounting policies for the segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes (pre-tax income (loss)). Segment net sales includes sales to external customers. Segment pre-tax loss includes an allocation for corporate expenses, amortization of goodwill, and interest expense from borrowings from Corporate. Corporate expenses are allocated to the reportable segments based principally on full time equivalent headcount. Interest expense is charged at approximately prime which is currently 5% for cash required by each segment. Goodwill associated with acquisitions are recorded as assets of the individual segments. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses, goodwill and other long-term assets. The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller. During the periods reported there were no significant inter-segment sales or transfers.

The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different marketing strategies. All of the businesses except for Giga-tronics Instruments were acquired. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment. The tables below present information for the fiscal years ended in 2002, 2001 and 2000:

March 30, 2002 (In thousands):

	Giga-tronics
	Instruments	ASCOR	Microsource	DYMATIX	Corporate	Total

Revenue	$21,559	$3,768	$10,036	$3,673	$—	$39,036
Interest income	28	74	0	4	69	175
Interest expense	(130)	0	(561)	(234)	813	(112)
Depreciation and amortization	593	138	1,408	77	—	2,216
Pre-tax income (loss)	(548)	(655)	(3,011)	(1,182)	934	(4,462)
Assets	12,122	3,479	9,661	4,037	3,581	32,880

March 31, 2001 (In thousands):

	Giga-tronics
	Instruments	ASCOR	Microsource	DYMATIX	Corporate	Total

Revenue	$25,001	$7,503	$13,208	$8,447	$—	$54,159
Interest income	25	93	6	3	109	236
Interest expense	(196)	(4)	(744)	(354)	1,267	(31)
Depreciation and amortization	604	148	1,270	98	—	2,120
Income before taxes and accounting change	1,193	1,436	(985)	434	1,383	3,461
Assets	15,518	4,172	11,937	5,236	455	37,318

March 25, 2000 (In thousands):

	Giga-tronics
	Instruments	ASCOR	Microsource	DYMATIX	Corporate	Total

Revenue	$18,516	$6,705	$15,069	$7,287	$—	$47,577
Interest income	—	34	1	—	70	105
Interest expense	(25)	(15)	(634)	(329)	957	(46)
Depreciation and amortization	699	153	1,164	95	—	2,111
Pre-tax income (loss)	361	53	132	168	919	1,633
Assets	13,546	5,299	11,874	5,396	1,411	37,526

The Company’s Giga-tronics Instruments, ASCOR, and Microsource segments sell to agencies of the U.S. Government and U.S. defense-related customers. In fiscal 2002, 2001, and 2000 U.S. Government and U.S. defense-related customers accounted for 17%, 11%, and 16%, of sales, respectively. During 2002 and 2001, a Japanese distributor of the Company, Midoriya, accounted for 16% and 10% of the Company’s consolidated sales. At year end, Midoriya had a negligible amount outstanding in accounts receivable compared to about 11% of the Company’s receivables at the fiscal year end of 2001.

Export sales accounted for 44%, 41%, and 30% of the Company’s sales in fiscal 2002, 2001, and 2000, respectively. Export sales by geographical area are shown below:

Years ended
(In thousands)	March 30, 2002	March 31, 2001	March 25, 2000

Americas	$1,112	$4,256	$1,989
Europe	4,860	6,831	6,448
Asia	9,412	9,512	4,981
Rest of world	1,721	1,473	1,050

	$17,105	$22,072	$14,468

     6  Earnings (loss) per Share

Shares used in per share computations for the years ended March 30, 2002, March 31, 2001 and March 25, 2000 are as follows:

Years ended
(In thousands except per share data)	March 30, 2002	March 31, 2001	March 25, 2000

Net earnings (loss)	$(2,102)	$1,901	$1,139

Weighted average:
Common shares outstanding	4,604	4,474	4,379
Potential common shares	—	329	314

Common shares assuming dilution	4,604	4,803	4,693

Net earnings (loss) per share of common stock	$(0.46)	$0.42	$0.26

Net earnings (loss) per share of common stock assuming dilution	$(0.46)	$0.40	$0.24

Stock options not included in computation	550	57	24

The number of stock options not included in the computation of diluted earnings per share (EPS) for the period ended March 30, 2002 is a result of the Company’s loss from continuing operations and therefore the options are antidilutive. The number of stock options not included in the computation of diluted EPS for the periods ending March 31, 2001 and March 25, 2000 reflects stock options where the exercise prices were greater than the average market price of the common shares and are therefore antidilutive.

     7  Income Taxes

Following are the components of the provision (benefit) for income taxes:

Years ended
(In thousands)	March 30, 2002	March 31, 2001	March 25, 2000

Current:
Federal	$(817)	$1,063	$46
State	(61)	66	7

	(878)	1,129	53
Deferred:
Federal	(1,078)	58	(180)
State	(453)	(263)	100

	(1,531)	(205)	(80)
Charge in lieu of taxes attributable to employer stock option plans	49	58	127
Goodwill, for initial recognition of acquired tax benefits that previously were included in the valuation reserve	—	58	394

Provision (benefit) for income taxes	$(2,360)	$1,040	$494

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Years ended
(In thousands)	March 30, 2002	March 31, 2001

Current deferred tax assets, net	$4,841	$3,560
Noncurrent deferred tax asset (liabilities), net	(546)	(796)

Net deferred taxes	$4,295	$2,764

Future state tax effect	(274)	(182)
Allowance for doubtful accounts	154	112
Fixed asset depreciation	(586)	(855)
Inventory basis and additional costs capitalized	3,309	2,529
Accrued vacation	191	284
Accrued warranty	334	314
Other accrued liabilities	217	212
Net operating loss carryforward	5,964	6,056
Income tax credits	1,317	786
Valuation allowances	(6,331)	(6,492)

	$4,295	$2,764

Years ended
(In thousands except percentages)	March 30, 2002		March 31, 2001		March 25, 2000

Statutory federal income tax (benefit)	$(1,517)	(34.0)%	$1,176	34.0%	$555	34.0%
Beginning of year change in deferred Tax asset valuation allowance	117	2.6	—	—	(55)	(3.4)
State income tax, net of federal benefit	(143)	(3.2)	200	5.8	57	3.5
Nontax deductible expenses	9	0.2	6	0.2	6	0.4
Tax credits	(894)	(20.0)	(297)	(8.6)	(98)	(6.0)
Goodwill and patent amortization	142	3.2	60	1.7	88	5.4
Interest income exempt from federal tax	(82)	(1.8)	(58)	(1.7)	(51)	(3.1)
Other	8	.3	(47)	(1.4)	(8)	(.5)

Effective income tax (benefit)	$(2,360)	(52.7)%	$1,040	30.0%	$494	30.3%

The change in valuation allowance from March 31, 2001 to March 30, 2002 was $161,000. The change in valuation allowance from March 25, 2000 to March 31, 2001 was $395,000. The change in valuation allowance from March 27, 1999 to March 25, 2000 was $860,000.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will realize benefits of these deductible differences, net of valuation allowances as of March 30, 2002.

During the year ended March 27, 1999, the Company acquired approximately $7,600,000 of deferred tax assets in the acquisition of Microsource, which was fully offset by a valuation allowance. Subsequent recognition of tax benefits relating to the valuation allowance for deferred tax assets of Microsource will be allocated to goodwill and the remainder to income tax benefit. As of March 30, 2002, goodwill related to the acquisition of Microsource has been reduced by a cumulative adjustment of $452,000 for the tax benefits realized from the acquired Microsource deferred tax assets.

During the years ended March 30, 2002, March 31, 2001 and March 25, 2000, disqualifying employee stock option dispositions resulted in an income tax deduction to the Company of approximately $122,000, $145,000 and $269,000, respectively, and a tax benefit of approximately $49,000, $58,000 and $127,000, respectively. The tax benefit has been reflected as an increase to the Company’s paid-in capital in the accompanying Statement of Shareholders’ Equity.

     8  Stock Options and Employee Benefit Plans

Stock Option Plan The Company established a 1990 Stock Option Plan which provided for the granting of options for up to 700,000 shares of common stock. The 1990 Plan expired during the 2001 fiscal year. The Company subsequently established the 2000 Stock Option Plan which provides for the granting of options for up to 700,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Options granted vest in one or more installments as set forth in the relevant option agreements and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR’s), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 30, 2002, no SAR’s have been granted under the option plan. As of March 30, 2002, the total number of shares of common stock available for issuance is 428,100 under the 2000 stock option plan. All outstanding options have a term of five years.

Following is a summary of stock option activity:

	Per Share Weighted
	Average Fair Value	Options		Weighted Average
	of Options Granted	Exercisable	Shares	Exercise Price

Outstanding as of March 27, 1999		48,814	635,564	2.391

Exercised			(28,204)	2.515
Forfeited			(168,875)	2.118
Granted	$2.613		115,500	2.613

Outstanding as of March 25, 2000		131,424	553,985	2.514
Exercised			(84,212)	2.247
Forfeited			(89,737)	4.786
Granted	$6.407		214,700	6.407

Outstanding as of March 31, 2001		143,988	594,736	$3.610

Exercised			(67,275)	2.163
Forfeited			(145,437)	3.783
Granted	$4.290		168,150	4.290

Outstanding as of March 30, 2002		194,437	550,174	$3.838

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company is required to disclose the effects on net earnings and earnings per share as if it had elected to use the fair value method to account for employee stock-based compensation plans. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, net earnings (loss) and net earnings (loss) per share would have been changed to the pro-forma (unaudited) amounts shown below:

Years ended
(In thousands except per share data)	March 30, 2002	March 31, 2001	March 25, 2000

Net earnings (loss)
As reported	$(2,102)	$1,901	$1,139
Pro-forma	(2,373)	1,537	872
Net earnings (loss) per share — basic
As reported	(0.46)	0.42	0.26
Pro-forma	(0.52)	0.34	0.20
Net earnings (loss) per share — diluted
As reported	(0.46)	0.40	0.24
Pro-forma	(0.52)	0.32	0.19

For purposes of computing pro-forma (unaudited) consolidated net earnings (loss), the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below:

Years ended	March 30, 2002	March 31, 2001	March 25, 2000

Expected life of options	4 years	4 years	4 years
Expected life of purchase rights	6 mos	6 mos	6 mos
Volatility	60%	60%	60%
Risk-free interest rate	4.39 to 4.93	4.64 to 6.30	5.08 to 5.97
Dividend yield	Zero	Zero	Zero

Options Outstanding and Exercisable as of March 30, 2002, by Price Range

	Number	Weighted Average	Weighted	Number	Weighted
Range of	of Options	Remaining	Average	of Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.09	170,724	1.70	$2.094	119,637	$2.094
From $2.12 to $5.75	311,825	3.63	4.063	55,175	3.553
From $6.13 to $8.88	67,625	3.38	7.209	19,625	7.112

From $2.09 to $8.88	550,174	3.00	$3.838	194,437	$3.014

Employee Stock Purchase Plan Under the Company’s Employee Stock Purchase Plan (the Purchase Plan), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of March 30, 2002, 99,285 shares remain available for issuance under the Purchase Plan. The weighted average fair value of the purchase rights granted in fiscal 2002 was $2.392.

401(k) Plan The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plan up to 20% of their defined compensation. The Company is required to match a percentage of the participants’ contributions in accordance with the plan. Participants vest ratably in Company contributions over a four-year period. Company contributions to the plans for fiscal 2002, 2001, and 2000 were approximately $163,000, $208,000, and $151,000, respectively.

     9  Commitments

The Company leases a 47,300 square foot facility located in San Ramon, California, under a twelve-year lease (as amended) that commenced in April 1994. The Company leases a 18,756 square foot facility located in Fremont, California, under a seven-year lease that commenced in July 1999. The Company leases a 20,400 square foot facility located in Santa Clara, California, under a seven-year lease that commenced in July 1995. The Company leases a 49,090 square foot facility located in Santa Rosa, California, under a twenty-year lease that commenced in July 1993. These facilities accommodate all of the Company’s present operations. The Company also has acquired equipment under capital and operating leases. The future minimum lease payments for operating equipment and facility leases are shown below:

Fiscal years
(In thousands)
2003	$1,843
2004	1,678
2005	1,511
2006	1,522
2007	667
Thereafter	3,687

$10,908

The aggregate rental expense was $1,951,000, $1,816,000, and $1,812,000 in fiscal 2002, 2001, and 2000, respectively.

As of March 30, 2002, Property and Equipment includes equipment under capital lease of $491,000 and related accumulated amortization of $223,000. As of March 31, 2001, Property and Equipment includes equipment under capital lease of $283,000 and related accumulated amortization of $162,000. The future minimum lease payments for capital leases are shown below:

Fiscal years
(In thousands)
2003	$90
2004	88
2005	10

Total	188
Less interest costs	5

Present value of minimum lease payments	183
Less current portion	89

Long term portion of capital lease obligations	$94

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 30, 2002, non-cancelable purchase orders were approximately $5,339,000 through fiscal 2003 and $256,000 beyond fiscal 2003 and were scheduled to be delivered to the Company at various dates through October 2003.

     10  Line of Credit

The Company has an agreement with a bank for an unsecured revolving line of credit loan for $7,000,000 with interest payable at prime rate or at LIBOR plus 1-1/2 percent. As of March 30, 2002, this credit line has not been utilized by the Company and expires September 30, 2002.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Giga-tronics Incorporated:

     We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated and subsidiaries as of March 30, 2002 and March 31, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended March 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giga-tronics Incorporated and subsidiaries as of March 30, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the years in the three year period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective March 26, 2000, the Company changed its method of accounting for certain equipment sales.

/s/
KPMG LLP

Mountain View, California
May 6, 2002

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 2002.

GIGA-TRONICS INCORPORATED
EXECUTIVE OFFICERS

Name	Age	Position

George H. Bruns, Jr.	83	Chief Executive Officer since January, 1995, Chairman of the Board and a Director of the Company. He provided seed financing for the Company in 1980 and has been a Director since inception. Mr. Bruns is General Partner of The Bruns Company, a private venture investment and management consulting firm. Mr. Bruns is Director of Testronics, Inc. of McKinney, Texas.

Mark H. Cosmez II	50	Vice President, Finance/Chief Financial Officer, Giga-tronics since October 1997. Before joining Giga-tronics, Mr. Cosmez was the Chief Financial Officer for Pacific Bell Public Communications. Prior to 1997, he was the Vice President of Finance and Chief Financial Officer for International Microcomputer Software Inc., a NASDAQ-traded software company.

Claudio S. Mariotta	58	President, Giga-tronics Instrument Division since April 2001. From December 2000 to April 2001, Mr. Mariotta served as Vice President of Operations for the Giga-tronics Instrument Division. Mr. Mariotta came to Giga-tronics in August 1999 as Vice President of Product Development of the Giga-tronics Instrument Division. Prior to joining Giga-tronics Mr. Mariotta was the Chief Operating Officer and Chief Technical Officer of SSE Telecom a provider of Satellite transceivers worldwide.

Jeffrey T. Lum	56	President, ASCOR, Inc. since November 1987. Mr. Lum founded ASCOR in 1987 and has been President since inception. Before founding ASCOR, Mr. Lum was Vice President and founder of Autek Systems Corporation.

Daniel S. Markowitz	51	President, Dymatix, a joint venture between Ultracision, Inc. and Viking Semiconductor Equipment, Inc. since January 2000. Also, President of Ultracision, Inc. and Viking Semiconductor Equipment, Inc. since April 1999. Assistant to the Chairman of Giga-tronics, Inc. from September 1998 to March 1999. Vice President, Automation Products, Ultracision, Inc. from February 1996 to August 1998. Mr. Markowitz was the General Manager of Mar Engineering from September 1993 to January 1996. Mar Engineering is a manufacturer of precision machined components for the aerospace industry.

William E. Wilson	62	President of Microsource, Inc. since April 2001. Mr. Wilson has been a director of the Company since December 1998. Before joining the Company as the President of Microsource, Inc., Mr. Wilson was the Chairman and CEO of Microwave Technology Incorporated of Fremont, CA, a producer of Microwave Devices and Amplifiers with broad application to defense electronics, telecommunications and the test and measurement industries.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding the Company’s compensation of its executive officers is set forth under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of its Proxy Statement for the 2002 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

PART  IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

     The following financial statements and schedules are filed or incorporated by reference as a part of this report.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Form 10K
Financial Statements	(Page No.)

Consolidated Balance Sheets - As of March 30, 2002 and March 31, 2001	17
Consolidated Statements of Operations - Years Ended March 30, 2002, March 31, 2001 and March 25, 2000	18
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Years Ended March 30, 2002, March 31, 2001 and March 25, 2000	19
Consolidated Statements of Cash Flows - Years Ended March 30, 2002, March 31, 2001 and March 25, 2000	20
Notes to Consolidated Financial Statements	21 - 31
Independent Auditors’ Report	32

Form 10-K
(a)(2) Schedules	(Page No.)

Report on Financial Statement Schedule and Consent of Independent Auditors	37
Schedule II — Valuation and Qualifying Accounts	38

     All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     Except for those portions thereof incorporated by reference in this Form 10-K, the 2002 Annual Report and the Proxy Statement are not to be deemed filed as part of this report.

(a)(3)	Exhibits

     Reference is made to the Exhibit Index which is found on page 39 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 30, 2002.

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

/s/ GEORGE H. BRUNS, JR. George H. Bruns, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	5/21/02 (Date)

/s/ MARK H. COSMEZ II Mark H. Cosmez II	Vice President, Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)	5/21/02 (Date)

/s/ JAMES A. COLE James A. Cole	Director	5/20/02 (Date)

/s/ ROBERT C. WILSON Robert C. Wilson	Director	5/20/02 (Date)

/s/ WILLIAM E. WILSON William E. Wilson	Director	5/21/02 (Date)

Exhibit 23.0

REPORT ON FINANCIAL STATEMENT SCHEDULE AND CONSENT OF
INDEPENDENT AUDITORS

The Board of Directors
Giga-tronics Incorporated

     The audits referred to in our report dated May 6, 2002, included the related financial statement schedule for the years ended March 30, 2002, March 31, 2001, and March 25, 2000, included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We consent to incorporation by reference in the registration statements (Nos. 333-45476, 333-34719, 333-39403, and 333-69688) on Form S-8 of Giga-tronics Incorporated of our reports included herein.

/s/ KPMG LLP KPMG LLP

Mountain View, California
May 21, 2002

Schedule II

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance
	Beginning of	Cost and	Deductions	at End
Description	Period	Expenses	(Recoveries)	of Period

	$	$	$	$
Year ended March 30, 2002
Allowances deducted from assets:
Accounts receivable:
For allowance for doubtful accounts[1]	261,776	110,430	14,071	358,135
Total	261,776	110,430	14,071	358,135

Year ended March 31, 2001
Allowances deducted from assets:
Accounts receivable:
For allowance for doubtful accounts[1]	253,890	13,589	5,703	261,776
Total	253,890	13,589	5,703	261,776

Year ended March 25, 2000
Accounts receivable:
For allowance for doubtful accounts[1]	434,613	36,624	217,347	253,890
Total	434,613	36,624	217,347	253,890

[1]	Allowance for accounts receivable collection exposure.

GIGA-TRONICS INCORPORATED

INDEX TO EXHIBITS

3.1		Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.

3.2		By-laws of Registrant, as amended, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 28, 1998, and incorporated herein by reference.

4.1		Rights Agreement dated as of November 6, 1998 between Giga-tronics Incorporated and ChaseMellon Shareholder Services LLC, as previously filed on November 9, 1998 as Exhibit 4.1 to Form 8-K and incorporated herein by reference.

10.1		1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on November 3, 1997 as Exhibit 99.1 to Form S-8 (33-39403) and incorporated herein by reference.**

10.2		Standard form Indemnification Agreement for Directors and Officers, previously filed on June 21, 1999, as Exhibit 10.2 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.**

10.3		Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as Exhibit 10.12 to Form 10-K for the fiscal year ended March 26, 1994 and incorporated herein by reference.

10.4		Employee Stock Purchase Plan, previously filed on August 29, 1997, as Exhibit 99.1 to Form S-8 (33-34719), and incorporated herein by reference.

10.5		Ultracision, Inc. 1986 Stock Option Plan, filed on March 30, 1998 as Exhibit 99.1 to Form S-8 (33-48889), incorporated herein by reference.**

10.6		Ultracision, Inc. 1987 Stock Option Plan, filed on March 30, 1998 as Exhibit 99.2 to Form S-8 (33-48889), incorporated herein by reference.**

10.7		Form of Incentive Stock Option Agreements for Ultracision Inc., as Amended by the Assumed Option Agreement, as previously filed on March 30, 1998 as Exhibit 99.3 to Form S-8 (33-48889) and incorporated herein by reference.**

10.8		2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference.**

23.0	*	Report on Financial Statement Schedule and Consent of Independent Auditors. (See page 37 of this Annual Report on Form 10-K.)

*	Attached as exhibits to this Form 10-K.

**	Management contract or compensatory plan or arrangement.