Form 10-Q
period 2002-06-29
GIGA TRONICS INC
filed 2002-08-05
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 29, 2002, or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2656341 (IRS Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583

(Address of principal executive offices)	Zip Code

Registrant’s telephone number:   (925) 328-4650

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities
     Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [X]    No  [   ]

     Common stock outstanding as of August 2, 2002:      4,661,132

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II — OTHER INFORMATION
ITEM 6 Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index
Exhibit 99.1
Exhibit 99.2

GIGA-TRONICS INCORPORATED

INDEX

		Page No.

PART I — FINANCIAL INFORMATION

ITEM 1	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets as of June 29, 2002 and March 30, 2002 (unaudited)	3

	Condensed Consolidated Statements of Operations, three months ended June 29, 2002 and June 30, 2001 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows, three months ended June 29, 2002 and June 30, 2001 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Operations and Financial Condition	9

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	12

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings
	As of August 2, 2002, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 2 TO 5	Not applicable

ITEM 6	Exhibits and Reports on Form 8-K

	(a) Exhibits

	(b) Reports on Form 8-K

	Not applicable

SIGNATURES		13

EXHIBIT INDEX		E-1

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

	June 29, 2002	March 30, 2002

Assets
Current assets
Cash and cash equivalents	$5,647	$7,180
Trade accounts receivable, net of allowance of $322 and $358, respectively	3,243	3,881
Inventories	11,372	11,246
Income tax refund receivable	730	701
Prepaid expenses	556	320
Deferred income taxes	4,841	4,841

Total current assets	26,389	28,169
Property and equipment
Leasehold improvements	422	408
Machinery and equipment	16,577	16,590
Office furniture and fixtures	1,175	1,162

Property and equipment, gross cost	18,174	18,160
Less accumulated depreciation and amortization	14,524	14,098

Property and equipment, net	3,650	4,062
Patents and licenses	16	20
Other assets	466	629

Total assets	$30,521	$32,880

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$926	$1,426
Accrued commissions	191	224
Accrued payroll and benefits	1,050	1,249
Accrued warranty	773	779
Customer advances	582	780
Obligation under capital lease	79	89
Other current liabilities	803	610

Total current liabilities	4,404	5,157
Obligations under capital lease, net of current portion	73	94
Deferred income taxes	546	546
Deferred rent	410	422

Total liabilities	5,433	6,219

Shareholders’ equity
Preferred stock of no par value
Authorized 1,000,000 shares; no shares outstanding at June 29, 2002 and March 30, 2002	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,661,132 shares at June 29, 2002 and 4,648,944 shares at March 30, 2002 issued and outstanding	12,660	12,634
Retained earnings	12,428	14,027

Total shareholders’ equity	25,088	26,661

Total liabilities and shareholders’ equity	$30,521	$32,880

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended

	June 29, 2002	June 30, 2001

Net sales	$6,008	$11,797
Cost of sales	4,049	8,471

Gross profit	1,959	3,326
Product development	1,772	1,769
Selling, general and administrative	1,868	2,518
Amortization of intangibles	4	45

Operating expenses	3,644	4,332
Operating loss	(1,685)	(1,006)
Other (expense) income, net	(26)	44
Interest income, net	12	19

Loss before income tax benefit	(1,699)	(943)
Benefit for income taxes	(100)	(377)

Net loss	$(1,599)	$(566)

Basic and diluted net loss per share	$(0.34)	$(0.12)

Shares used in per share calculation:
Basic and dilutive	4,656	4,565

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended

	June 29, 2002	June 30, 2001

Cash flows provided from operations:
Net loss	$(1,599)	$(566)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	492	532
Gain on sale of equipment	(4)	(1)
Deferred income taxes, net	—	(30)
Changes in operating assets and liabilities	(496)	220

Net cash (used in) provided by operations	(1,607)	155
Cash flows from investing activities:
Additions to property and equipment	(79)	(386)
Proceeds from sale of equipment	7	12
Other assets	163	(71)

Net cash used in investing activities	91	(445)
Cash flows from financing activities:
Issuance of common stock	26	68
Payments on capital lease and other long term obligations	(43)	(50)

Net cash (used in) provided by financing activities	(17)	18
Decrease in cash and cash equivalents	(1,533)	(272)

Beginning cash and cash equivalents	7,180	3,469
Ending cash and cash equivalents	$5,647	$3,197

Supplementary disclosure of cash flow information:

(1)	No cash was paid for interest in the three month periods ended June 29, 2002 and June 30, 2001.

(2)	Cash paid for income taxes in the three month period ended June 29, 2002 was $2. Cash paid for income taxes in the three month period ended June 30, 2001 was $23.

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The condensed financial statements included herein have been prepared by Giga-tronics (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 30, 2002.

(2)	Revenue

Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is generally recorded when products are shipped and the risk of loss has passed. Upon shipment, the Company also provides for the estimated cost that may be incurred for product warranties. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance.

(3)	Inventories

Inventories consist of the following (in thousands):

	June 29, 2002	March 30, 2002

Raw materials	$5,855	$6,034
Work-in-process	4,224	3,852
Finished goods	696	683
Demonstration inventory	597	677

Total inventory	$11,372	$11,246

(4)	Earnings Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options’ exercise price was above the average market price during the period. The shares used in per share computations for the three month periods ended June 29, 2002 and June 30, 2001 are as follows (in thousands):

	Three Months Ended

	June 29, 2002	June 30, 2001

Net loss	$(1,599)	$(566)

Weighted average:
Common shares outstanding	4,656	4,565
Dilutive potential common shares	—	—

Common shares assuming dilution	4,656	4,565

Number of stock options excluded in the computation	606	560

All stock options outstanding were excluded from the computation of diluted EPS for the three month periods ended June 29, 2002 and June 30, 2001 because the Company experienced a loss from continuing operations and the options are, therefore, antidilutive. The weighted average exercise price of excluded options was $3.74 and $4.04 as of June 29, 2002 and June 30, 2001, respectively.

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

Information on reportable segments is as follows (in thousands):

	Three Months Ended

	June 29, 2002		June 30, 2001

		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)

Giga-tronics Instrument	$2,127	$(1,743)	$6,734	$(83)
ASCOR	1,212	(73)	1,080	(18)
Microsource	2,392	309	2,440	(983)
DYMATiX	277	(368)	1,543	(169)
Corporate	—	176	—	310

Total	$6,008	$(1,699)	$11,797	$(943)

(6)	Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of Statement No. 141 as of July 1, 2001. The adoption of Statement No. 141 did not have a material impact on the Company’s financial position or results of operations. The Company adopted the provisions of Statement No. 142 effective March 31, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This Statement is effective for exit or disposal activities initiated after December 31, 2002; however, early application of the Statement is encouraged. The Company has not yet determined what impact the adoption of Statement 146 will have on its financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION

This report includes forward-looking statements. Generally, words such as “believes”, “anticipates”, “estimates”, “expects”, “intends” and words of similar import, which reflect management’s best judgment based on factors currently known, indicate forward looking information and, therefore, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in the Giga-tronics’ annual report on Form 10-K for the fiscal year ended March 30, 2002 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. See also “Forward-looking Statements” set forth below in this report.

GENERAL

Giga-tronics designs, manufactures, and markets microwave and radio frequency signal generation and power measurement instruments, switching devices, and YIG tuned oscillators. These products have broad applications in both defense electronics and wireless telecommunications. Giga-tronics also manufactures a line of inspection and handling equipment used in the production of semiconductor devices.

THREE MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

During the quarter, a contract with a long-term customer at the Microsource division was restructured resulting in an order reversal of $750,000. Orders for the three-month period were $4,430,000, before the order reversal, versus $11,839,000 for the same period a year ago. Due to the continuing softness in the wireless industry, our orders were 63% lower ($7,409,000) than the comparable period last year. Orders for the Instrument division were 38% lower ($1,287,000) in the first quarter of 2003 versus the prior year. Orders for ASCOR increased 107% ($579,000) for the first quarter versus last year. Orders for Microsource were 95% ($5,537,000) lower than the comparable quarter last year. DYMATiX orders were 58% lower ($1,164,000) in the first three months ended June 29, 2002 versus the same period a year ago. Backlog at June 29, 2002 was $19,059,000 (about $5.6 million is expected to be shipped within one year) as compared to $40,006,000 (about $21.8 million expected to be shipped within one year) on June 30, 2001.

Net sales for the three-month period ended June 29, 2002 decreased 49% ($5,789,000) compared with the same period last year. Sales for Microsource decreased 2% ($48,000) primarily due to timing of delivery commitments for the existing backlog. Giga-tronics Instrument division sales decreased 68% ($4,607,000) primarily due to weak orders. Sales at ASCOR increased by 12% ($132,000) during the quarter due increased orders. Sales for DYMATiX decreased 82% ($1,266,000) in the quarter primarily due to weak orders due to a slowdown in capital equipment purchases affecting the semiconductor manufacturing market.

Cost of Sales decreased 52% ($4,422,000) in the quarter ended June 29, 2002 from the similar period a year ago. The decrease in the first quarter of fiscal 2003 was attributable to the 49% decline in sales coupled with lower manufacturing material costs and manufacturing labor for the products shipped during the quarter.

Operating expenses for the three-month period decreased 16% ($688,000) compared with the same period last year. Research and development expenses for the three-month period were flat compared with the prior year due to increased new product development at DYMATiX and the Instrument division offset by reductions at Microsource. Selling, general and administrative expenses were down 26% ($650,000) compared with the same period a year ago due to lower commission expense of $173,000 because of lower sales coupled with decreases in marketing expenses of $260,000 and administrative expenses of $217,000. These expense reductions were primarily personnel related. Amortization of intangibles decreased 91% ($41,000) as compared to the prior year. The decrease in the amortization of intangibles is a result of the goodwill being fully amortized at March 30, 2002. Interest income for the three-month period decreased from the prior year due to lower interest rates on cash available for investment.

The loss before income taxes for the three-month period increased $756,000 compared to the same period last year. The change was primarily due to lower revenues offset by lower operating expenses. Income tax benefit for the three-month period ended June 29, 2002, decreased in comparison to the same period in the prior year, due to a valuation allowance established for net operating loss carryforwards arising in the current period.

FINANCIAL CONDITION

Giga-tronics had working capital of $21,985,000 and a ratio of current assets to current liabilities of 6.0 to 1.0 at June 29, 2002. Giga-tronics continues to fund all of its working capital needs from cash provided by operations. Cash used by operations, for the three months ended June 29, 2002, was $1,607,000.

Cash and cash equivalents at June 29, 2002 decreased $1,533,000 from year end. Giga-tronics spent $79,000 on new manufacturing and test equipment and other capital items. Giga-tronics intends to continue investing in capital items that support new product development, raise productivity, and improve the quality of its products. Historically, the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for the foreseeable future.

Management believes that cash reserves and investments remain adequate to meet anticipated operating needs. In addition, the Company has an unsecured revolving line of credit for $7 million, none of which has been utilized. This line of credit expires September 30, 2002. The Company is currently in violation on one of the bank’s covenants. Giga-tronics has requested and currently expects to receive a waiver from the bank. It is also the Company’s intention to maintain research and development expenditures for the purpose of broadening its product base. From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources.

OUTLOOK

With the broad softening in the wireless industry, Giga-tronics’ outlook for 2003 remains cautious. Giga-tronics is uncertain of the duration and severity of the current economic downturn in the markets we serve and the ultimate impact this will have on the Company. While there are some indications of increased strength in defense, the economic downturn has impacted capital spending in many of our commercial markets and has resulted in declining new orders. In response to the current market conditions, Giga-tronics has implemented aggressive cost reduction programs. However, Giga-tronics remains committed to the investment in new product development in order to expand our product lines and update our existing lines with additional features. While the Microsource segment is expected to improve in the current year, its short-term growth will be less than previously anticipated as there are timing delays associated with currently booked orders.

CRITICAL ACCOUNTING POLICIES

Revenue

Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is generally recorded when products are shipped and the risk of loss has passed. Upon shipment, the Company also provides for the estimated cost that may be incurred for product warranties. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company has reduced the carrying value of inventory to market where changes to product specifications, inventory trends and market conditions have rendered such inventory excessive or obsolete.

Accounts Receivable

Accounts receivable are stated at net realizable value. The Company has estimated an allowance for uncollectible accounts based on analysis of outstanding receivables, consideration of the age of those receivables, and the Company’s historical collection experience.

Deferred Tax Assets

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will realize benefits of these deductible differences, net of valuation allowances as of June 29, 2002.

Product Development Costs

The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs owned by the Company, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. Otherwise, they are expensed as incurred. Included in other assets as of June 29, 2002 and March 30, 2002 are capitalized pre-production costs of $374,000 and $538,000, respectively.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking. While Giga-tronics believes that these statements are accurate, Giga-tronics’ business is dependent upon general economic conditions and various conditions specific to the test and measurement, wireless and semiconductor industries. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that we have made. In particular:

Giga-tronics’ core business is test and measurement, as well as components for the wireless communications market, which continues to remain soft. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due. If the commercial market should decline further, then shipments in the current year could fall short of plan resulting in a decline in earnings. Also, Giga-tronics has a significant number of defense-related orders. While Giga-tronics has seen some improvement in the defense sector, it is not significant enough to offset the decline in the commercial sector. If the defense market should decline, shipments in the current year could be less than anticipated and cause a decrease in earnings.

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

As part of our business strategy, Giga-tronics intends to broaden its product lines and expand its markets, in part through the acquisition of other business entities. The Company acquired Microsource, Inc. in fiscal 1999 in a transaction accounted for as a purchase. The Company is subject to various risks in connection with past and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company’s business, the inability of the Company’s management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company’s product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company’s business. Giga-tronics currently contemplates that future acquisitions may involve the issuance of additional shares of the Company’s common stock. Any such issuance may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company’s common stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that expose the company to market risk are cash and cash equivalents. The investments are held in recognized financial institutions and have limited market risk due to the short-term maturities of the instruments.

PART II — OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibit. The Exhibit list required by this item is incorporated by reference to the Exhibit Index attached hereto.

(b)	Reports on Form 8-K Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	08/02/02	/s/ GEORGE H. BRUNS, JR. George H. Bruns, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	08/02/02	/s/ MARK H. COSMEZ II Mark H. Cosmez II Vice President, Finance Chief Financial Officer and Secretary (Principal Accounting Officer)

Exhibit Index

Exhibit	Description

99.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

99.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350