Form 10-Q
period 2002-09-28
GIGA TRONICS INC
filed 2002-11-07
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 28, 2002, or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to Commission File No. 0-12719

GIGA-TRONICS INCORPORATED

(Exact name of Registrant as specified in its charter)

California	94-2656341

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (925) 328-4650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]               No    [   ]

Common stock outstanding as of November 1, 2002:           4,676,756

GIGA-TRONICS INCORPORATED

INDEX

		Page No.

PART I — FINANCIAL INFORMATION

ITEM 1	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets as of September 28, 2002 and March 30, 2002 (unaudited)	3

	Condensed Consolidated Statements of Operations, three and six months ended September 28, 2002 and September 29, 2001 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows, six months ended September 28, 2002 and September 29, 2001 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Operations and Financial Condition	9

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	12

ITEM 4	Controls and Procedures	12

PART II — OTHER INFORMATION

ITEM 1	Legal Proceedings	12

ITEM 2 TO 3	Not applicable

ITEM 4	Submission of Matters to a Vote of Security Holders	12

ITEM 5	Not applicable

ITEM 6	Exhibits and Reports on Form 8-K	13

SIGNATURES		13

CERTIFICATIONS		14-15

ITEM 1

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

	Sept. 28, 2002	March 30, 2002

Assets
Current assets
Cash and cash equivalents	$6,601	$7,180
Trade accounts receivable, net of allowance of $319 and $358 respectively	2,808	3,881
Inventories, net	11,153	11,369
Income tax refund	—	701
Prepaid expenses	418	320
Deferred income taxes	4,844	4,841

Total current assets	25,824	28,292
Property and equipment
Leasehold improvements	423	408
Machinery and equipment	16,622	16,590
Office furniture and fixtures	1,169	1,162

Property and equipment, gross cost	18,214	18,160
Less accumulated depreciation and amortization	15,058	14,098

Property and equipment, net	3,156	4,062
Patents and licenses	10	20
Other assets	370	506

Total assets	$29,360	$32,880

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,223	$1,426
Accrued commissions	182	224
Accrued payroll and benefits	1,112	1,249
Accrued warranty	775	779
Customer advances	434	780
Obligation under capital lease	80	89
Other current liabilities	755	610

Total current liabilities	4,561	5,157
Obligations under capital lease, net of current portion	53	94
Deferred income taxes	546	546
Deferred rent	392	422

Total liabilities	5,552	6,219

Shareholders’ equity
Preferred stock of no par value
Authorized 1,000,000 shares; no shares outstanding at September 28, 2002 and March 30, 2002	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,676,756 shares at September 28, 2002 and 4,648,944 shares at March 30, 2002 issued and outstanding	12,678	12,634
Retained earnings	11,130	14,027

Total shareholders’ equity	23,808	26,661

Total liabilities and shareholders’ equity	$29,360	$32,880

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept 29, 2001

Net sales	$5,539	$9,892	$11,547	$21,689
Cost of sales	3,651	6,280	7,700	14,751

Gross profit	1,888	3,612	3,847	6,938
Product development	1,380	1,775	3,152	3,544
Selling, general and administrative	1,773	2,240	3,641	4,758
Amortization of intangibles	6	45	10	90

Operating expenses	3,159	4,060	6,803	8,392
Operating loss	(1,271)	(448)	(2,956)	(1,454)
Other income (expense)	(45)	(2)	(71)	42
Interest income, net	18	15	30	34

Loss before income tax benefit	(1,298)	(435)	(2,997)	(1,378)
Benefit for income taxes	—	(160)	(100)	(537)

Net loss	$(1,298)	$(275)	$(2,897)	$(841)

Basic and diluted net loss per share	$(0.28)	$(0.06)	$(0.62)	$(0.18)

Shares used in per share calculation:
Basic and dilutive	4,666	4,591	4,661	4,578

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended

	Sept. 28, 2002	Sept. 29, 2001

Cash flows provided from operations:
Net loss	$(2,897)	$(841)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	1,143	1,072
Gain on sale of equipment	(4)	(1)
Deferred income taxes, net	(3)	(43)
Changes in operating assets and liabilities	1,305	175

Net cash (used in) provided by operations	(456)	362
Cash flows from investing activities:
Additions to property and equipment	(100)	(427)
Proceeds from sale of equipment	14	12
Other assets	(1)	(89)

Net cash provided by (used in) investing activities	(87)	(504)
Cash flows from financing activities:
Issuance of common stock	44	183
Payments on capital lease and other long term obligations	(80)	(21)

Net cash (used in) provided by financing activities	(36)	162
(Decrease) increase in cash and cash equivalents	(579)	20

Beginning cash and cash equivalents	7,180	3,469
Ending cash and cash equivalents	$6,601	$3,489

Supplementary disclosure of cash flow information:

(1)	No cash was paid for interest in the six month periods ended September 28, 2002 and September 29, 2001.

(2)	Cash paid for income taxes in the six month period ended September 28, 2002 was $6,300. Cash paid for income taxes in the six month period ended September 29, 2001 was $38,700.

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

Certain March 30, 2002 amounts have been reclassified to conform with the September 28, 2002 presentation.

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

(3)	Inventories

Inventories consist of the following (in thousands):

	Sept. 28, 2002	March 30, 2002

Raw materials	$5,570	$6,157
Work-in-process	4,161	3,852
Finished goods	924	683
Loaned Inventory	498	677

Total inventory	$11,153	$11,369

(4)	Earnings Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options’ exercise price was above the average market price during the period. The shares used in per share computations for the three and six month periods ended September 28, 2002 and September 29, 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended

	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001

Weighted average:
Common shares outstanding	4,666	4,591	4,661	4,578
Dilutive potential common shares	—	—	—	—
Common shares assuming dilution	4,666	4,591	4,661	4,578
Number of stock options not included in the computation	587	612	587	612

All stock options outstanding were excluded from the computation of diluted EPS for the three and six month periods ended September 28, 2002 and September 29, 2001 because the Company experienced a loss from continuing operations and the options are, therefore, antidilutive. The weighted average exercise price of excluded options was $3.76 and $4.00 as of September 28, 2002 and September 29, 2001, respectively.

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

Information on reportable segments is as follows (in thousands):

	Three Months Ended

	September 28, 2002		September 29, 2001

		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)

Giga-tronics Instrument	$2,092	$(969)	$5,349	$(8)
ASCOR	971	(85)	982	(44)
Microsource	2,049	12	2,543	(400)
DYMATiX	427	(443)	1,018	(222)
Corporate	—	187	—	239

Total	$5,539	$(1,298)	$9,892	$(435)

	Six Months Ended

	September 28, 2002		September 29, 2001

		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)

Giga-tronics Instrument	$4,219	$(2,712)	$12,083	$(91)
ASCOR	2,183	(158)	2,062	(62)
Microsource	4,441	321	4,983	(1,383)
DYMATiX	704	(811)	2,561	(391)
Corporate	—	363	—	549

Total	$11,547	$(2,997)	$21,689	$(1,378)

(6)	Recently Issued Accounting Standards

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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and to provide more information about future cash outflows, leverage, and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted the provisions of SFAS No. 144 effective March 31, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This Statement is effective for exit or disposal activities initiated after December 31, 2002; however, early application of the Statement is encouraged. The Company does not anticipate that the adoption of Statement 146 will have a material impact on its financial position or results of operations, but the adoption could result in the company recognizing costs of future restructuring activities, if any, over a period of time rather than in one reporting period.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION

The forward-looking statements included in this report including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends” and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in the Giga-tronics’ annual report on Form 10-K for the fiscal year ended March 30, 2002 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

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

THREE AND SIX MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

Total orders for the three month period were $4,536,000 and for the comparable period last year were $2,465,000, the orders for last year is net of a partial order cancellation at the Instrument division of $3,703,000. Gross new orders declined primarily due to the continuing weakness in the overall wireless market. Orders for the Instrument division were 1,885% ($2,149,000) higher in the second quarter of FY 2003 versus the prior year, which includes the partial order cancellation. Orders for ASCOR were 11% ($86,000) higher for the second quarter versus last year. Orders for Microsource were 12% ($103,000) lower than the comparable quarter last year. DYMATiX orders were 8% ($61,000) lower in the three months ended September 28, 2002 versus the same period a year ago. For the six months ended September 28, 2002, orders were $8,216,000 compared to $14,304,000 for the same period last year. Backlog at September 28, 2002 was $18,056,000 (about $7,900,000 is expected to be shipped within one year) as compared to $32,578,000 (about $13,700,000 was expected to be shipped within one year) on September 29, 2001.

Net sales for the three and six month periods ended September 28, 2002 decreased 44% ($4,353,000) and 47% ($10,142,000), respectively, compared with the same periods last year. The reduction in sales was primarily due to fewer orders booked because of the general slowdown in the wireless market and stretch outs on existing orders in backlog predominately at the Instrument and Microsource divisions. Giga-tronics Instrument division sales decreased 61% ($3,257,000) for the quarter and decreased 65% ($7,864,000) for the six months ended September 28, 2002 primarily due to fewer orders booked and weak backlog as compared to the same periods a year ago. ASCOR sales during the quarter decreased 1% ($11,000) and for the six months increased 6% ($121,000) versus the respective periods of a year ago. Sales for Microsource decreased 19% ($494,000) in the quarter and decreased 11% ($542,000) for the six months ended September 28, 2002 primarily due to stretch-out of deliveries of existing backlog coupled with weak orders. Sales for DYMATiX decreased 58% ($591,000) in the quarter and declined 73% ($1,857,000) for the six months primarily due to weak orders because of the slowdown in capital equipment spending affecting the semiconductor manufacturing market.

Cost of sales decreased 42% ($2,629,000) in the quarter ended September 28, 2002 from the similar period a year ago primarily due to the 44% decline in sales offset with higher manufacturing material costs for the products shipped. For the six months ended September 28, 2002, cost of sales decreased 48% ($7,051,000) primarily attributable to 47% lower sales and the product mix.

Operating expenses for the three month period decreased 22% ($901,000) due to decreases of $467,000 in SG&A, $395,000 in product development costs and $39,000 in amortization expense. For the six month period, operating expenses decreased 19% ($1,589,000) due to decreases of $1,117,000 in SG&A, $392,000 in product development costs and $80,000 in amortization expense. Product development costs for the three and six month periods decreased 22% ($395,000) and 11% ($392,000), respectively, compared with the prior year primarily due to a reduction in product development costs at Microsource and the Instrument divisions due to lower personnel costs. Selling, general and administrative expenses decreased 21% ($467,000) for the three months ended September 28, 2002 compared to the prior year. The decrease is a result of lower commission expense of $152,000 on lower sales for the quarter, $228,000 less in marketing expenses and $87,000 less in administrative expenses during the quarter. For the six months ended September 28, 2002, selling, general and administrative expenses decreased 24% ($1,117,000) as compared to the same period a year ago. The decrease is primarily due to lower commission expense of $325,000 related to lower sales levels and decreases in marketing expenses of $488,000 and lower administrative expenses of $304,000. These expense reductions were primarily personnel related. Amortization of intangibles decreased 87% ($39,000) for the three months and 89% ($80,000) for the six months as compared to the prior year. The decrease in the amortization of intangibles is a result of the goodwill being fully amortized at March 30, 2002. Interest income for the three and six month periods decreased from the prior year due to lower interest rates on cash available for investment.

The loss before income taxes for the three month and six month periods increased $863,000 and $1,619,000, respectively, compared to the same periods last year. The change was primarily due to lower revenues offset by lower operating expenses.

FINANCIAL CONDITION

Giga-tronics maintained working capital of $21,263,000 and a ratio of current assets to current liabilities of 5.7 to 1.0 at September 28, 2002. Giga-tronics continues to fund all of its working capital needs from existing cash and cash provided by operations.

Cash and cash equivalents at September 28, 2002 decreased $579,000 from March 30, 2002. Cash used by operations, for the six months ended September 28, 2002, was $456,000. In addition, Giga-tronics spent $100,000 on new manufacturing and test equipment and other capital items. Giga-tronics intends to continue investing in capital items that support growth, new product development, raise productivity, and improve the quality of its products. Historically, the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for the foreseeable future.

Management believes that cash and cash equivalents remain adequate to meet anticipated operating needs. It is also the Company’s intention to maintain research and development expenditures for the purpose of broadening its product base. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources.

OUTLOOK

The wireless telecommunications market continues to remain weak. All of our business segments have been impacted by the economic downturn currently affecting the test and measurement and semiconductor industries. Giga-tronics is uncertain of the duration and severity of this downturn in the markets we serve, and the ultimate impact this will have on the Company. While there are some indications of increased strength in defense, the economic downturn has impacted capital spending in many of our commercial markets and has resulted in declining new product orders. In response to the current market conditions, Giga-tronics has implemented cost reduction programs in order to reduce expenses. However, Giga-tronics remains committed to the investment in new product development in order to expand our product lines and update our existing lines with additional features. While the Microsource segment is expected to improve in the current year, its short-term growth will be less than previously anticipated as there are timing delays associated with currently booked orders.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this section of the report, including statements regarding sales under “OUTLOOK” and statements under “FINANCIAL CONDITION”, are forward-looking. While Giga-tronics believes that these statements are accurate, Giga-tronics’ business is dependent upon general economic conditions and various conditions specific to the test and measurement, wireless and semiconductor industries. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that we have made. In particular:

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that expose the company to market risk are cash and cash equivalents. The Company’s cash and cash equivalents are held in recognized financial institutions and have limited market risk due to the short-term maturities of the instruments.

ITEM 4

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

As of November 6, 2002, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A.)	Annual Meeting of stockholders was held on September 4, 2002.

(1)	The vote for the nominated Directors was as follows:

Nominee	In Favor	Withheld

George H. Bruns, Jr.	4,169,629	297,183
James A. Cole	4,308,829	157,983
Robert C. Wilson	4,304,329	162,483
William E. Wilson	4,171,792	295,020

(2)	Other matters voted upon at the meeting were as follows: Ratification of the selection of KPMG LLP as independent public accountants for the fiscal year 2003 was approved as follows:

	Number of Votes on Proposal	Percent of Votes Cast

For	4,445,228	99.52%
Against	1,621	.03%
Abstain	19,963	.45%
Quorum	4,466,812	100.00%
Broker non-voted Shares = 0
Outstanding shares on Record Date = 4,661,132

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

(b)	Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED (Registrant)

By:

Date:	11/06/02	/s/ GEORGE H. BRUNS, JR.

George H. Bruns, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	11/06/02	/s/ MARK H. COSMEZ II

Mark H. Cosmez II Vice President, Finance Chief Financial Officer and Secretary (Principal Accounting Officer)

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, George H. Bruns, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Giga-tronics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/06/02

/s/   George H. Bruns Jr.
George H. Bruns, Jr.
Chairman & Chief Executive Officer

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Mark H. Cosmez II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Giga-tronics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/06/02

/s/ Mark H. Cosmez II
Mark H. Cosmez II
VP Finance, CFO and Secretary