Form 10-Q
period 2002-12-28
GIGA TRONICS INC
filed 2003-02-05
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 28, 2002, or

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

Yes [X]           No [  ]

Common stock outstanding as of January 28, 2003:	4,676,756 shares

GIGA-TRONICS INCORPORATED

ITEM 1

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	Dec. 28, 2002	March 30, 2002

Assets
Current assets
Cash and cash equivalents	$5,942	$7,180
Trade accounts receivable, net of allowance of $325 and $358 respectively	3,419	3,881
Inventories	11,180	11,369
Income tax refund	—	701
Prepaid expenses	428	320
Deferred income taxes	—	4,841

Total current assets	20,969	28,292
Property and equipment
Leasehold improvements	423	408
Machinery and equipment	16,637	16,590
Office furniture and fixtures	1,169	1,162

Property and equipment, gross cost	18,229	18,160
Less accumulated depreciation and amortization	15,537	14,098

Property and equipment, net	2,692	4,062
Patents and licenses	4	20
Other assets	176	506

Total assets	$23,841	$32,880

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,399	$1,426
Accrued commissions	217	224
Accrued payroll and benefits	962	1,249
Accrued warranty	823	779
Customer advances	784	780
Obligations under capital lease	74	89
Other current liabilities	846	610

Total current liabilities	5,105	5,157
Obligations under capital lease, net of current portion	31	94
Deferred income taxes	—	546
Deferred rent	375	422

Total liabilities	5,511	6,219

Shareholders’ equity
Preferred stock of no par value
Authorized 1,000,000 shares; no shares outstanding
at December 28, 2002 and March 30, 2002	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,676,756 shares at
December 28, 2002 and 4,648,944 shares at
March 30, 2002 issued and outstanding	12,678	12,634
Retained earnings	5,652	14,027

Total shareholders’ equity	18,330	26,661

Total liabilities and shareholders’ equity	$23,841	$32,880

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	Dec. 28, 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001

Net sales	$5,506	$9,720	$17,053	$31,409
Cost of sales	3,929	6,315	11,629	21,066

Gross profit	1,577	3,405	5,424	10,343
Product development	1,141	1,612	4,293	5,156
Selling, general and administrative	1,572	2,166	5,213	6,924
Amortization of intangibles	6	46	16	136

Operating expenses	2,719	3,824	9,522	12,216
Operating loss	(1,142)	(419)	(4,098)	(1,873)
Other income (expense)	(54)	4	(125)	46
Interest income, net	16	13	46	47

Loss before income taxes	(1,180)	(402)	(4,177)	(1,780)
Provision (benefit) for income taxes	4,298	(211)	4,198	(748)

Net loss	$(5,478)	$(191)	$(8,375)	$(1,032)

Basic and diluted net loss per share	$(1.17)	$(0.04)	$(1.79)	$(0.22)

Shares used in per share calculation:
Basic and dilutive	4,677	4,626	4,666	4,594

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended

	Dec. 28, 2002	Dec. 29, 2001

Cash flows provided from operations:
Net loss	$(8,375)	$(1,032)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	1,491	1,616
Gain on sale of equipment	(3)	(1)
Deferred income taxes, net	4,295	(60)
Changes in operating assets and liabilities	1,207	3,266

Net cash (used in) provided by operations	(1,385)	3,789
Cash flows from investing activities:
Additions to property and equipment	(116)	(540)
Proceeds from sale of equipment	14	12
Other assets	330	(117)

Net cash provided by (used in) investing activities	228	(645)
Cash flows from financing activities:
Issuance of common stock	44	190
Payments on capital lease and other long term obligations	(125)	(76)

Net cash (used in) provided by financing activities	(81)	114
(Decrease) increase in cash and cash equivalents	(1,238)	3,258

Beginning cash and cash equivalents	7,180	3,469
Ending cash and cash equivalents	$5,942	$6,727

Supplementary disclosure of cash flow information:

(1)	Cash paid for interest in the nine month periods ended December 28, 2002 and December 29, 2001 was $7 and $9, respectively.

(2)	No cash was paid for income taxes in the nine month period ended December 28, 2002. Cash paid for income taxes in the nine month period ended December 29, 2001 was $47.

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

Certain March 30, 2002 amounts have been reclassified to conform with the December 28, 2002 presentation.

(2)	Revenue

The Company records revenue in accordance with SAB 101, Revenue Recognition in Financial Statements. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is assured. This occurs when products are shipped, unless the arrangement involves acceptance terms. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.

The Company provides for estimated costs that may be incurred for product warranties at the time of shipment. The Company’s warranty policy generally provides 3 years for Fast Switching Microwave Synthesizers and Universal Power Meters and one year for all other products. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.

(3)	Inventories

Inventories consist of the following (in thousands):

	Dec. 28, 2002	March 30, 2002

Raw materials	$5,602	$6,157
Work-in-process	4,341	3,852
Finished goods	844	683
Loaned Inventory	393	677

Total inventory	$11,180	$11,369

(4)	Earnings Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options’ exercise price was above the average market price during the period. The shares used in per share computations for the three and nine month periods ended December 28, 2002 and December 29, 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Dec. 28, 2002	Dec. 29, 2001	Dec. 28, 2002	Dec. 29, 2001

Weighted average:
Common shares outstanding	4,667	4,626	4,666	4,594
Dilutive potential common shares	—	—	—	—
Common shares assuming dilution	4,667	4,626	4,666	4,594
Number of stock options not included in the computation	555	590	555	590

All stock options outstanding were excluded from the computation of diluted EPS for the three and nine month periods ended December 28, 2002 and December 29, 2001 because the Company experienced a loss from continuing operations and the options are, therefore, antidilutive. The weighted average exercise price of excluded options was $3.71 and $3.93 as of December 28, 2002 and December 29, 2001, respectively.

(5)	Income Taxes

The Company has recorded an income tax provision (benefit) of $4,298,000 and $4,198,000 for the three and nine months ended December 28, 2002, respectively, and ($211,000) and ($748,000) for the three and nine months ended December 29, 2001, respectively. The Company is presently unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. Accordingly, the Company has provided a valuation allowance on its net deferred tax assets for the three and nine month periods ended December 28, 2002. For the three and nine month periods ended December 29, 2001, the Company recorded tax benefits related primarily to losses carried back to prior fiscal years.

(6)	Significant Customers and Industry Segment Information

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

Information on reportable segments is as follows (in thousands):

	Three Months Ended

	December 28, 2002		December 29, 2001

		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)

Giga-tronics Instrument	$2,662	$(285)	$5,810	$380
ASCOR	790	(184)	884	(311)
Microsource	1,797	(491)	2,478	(344)
DYMATiX	257	(424)	548	(339)
Corporate	—	204	—	212

Total	$5,506	$(1,180)	$9,720	$(402)

	Nine Months Ended

	December 28, 2002		December 29, 2001

		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)

Giga-tronics Instrument	$6,881	$(2,997)	$17,893	$289
ASCOR	2,973	(342)	2,946	(373)
Microsource	6,238	(170)	7,461	(1,727)
DYMATiX	961	(1,235)	3,109	(730)
Corporate	—	567	—	761

Total	$17,053	$(4,177)	$31,409	$(1,780)

(7)	Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of Statement No. 141 as of July 1, 2001. The Company adopted the provisions of Statement No. 142 effective March 31, 2002. The adoption of the statements did not have a material effect on the consolidated financial statements of the Company.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and to provide more information about future cash outflows, leverage, and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial statements.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a table. Additionally, the statement requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of Statement No. 148 are effective for the Company in 2003. The interim disclosure requirements are effective for the Company’s first quarter of 2004. The Company does not expect Statement No. 148 to have a material effect on its results of operations or financial condition.

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

THREE AND NINE MONTHS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001

Total orders for the three month period were $6,704,000 up 5% from the $6,394,000 for the comparable period last year. Orders increased primarily due to strength in new military orders offset by the continuing weakness in our commercial wireless market. Orders at the Instrument division were 47% ($1,970,000) lower in the third quarter of FY 2003 versus the prior year. Orders for ASCOR were 82% ($737,000) higher for the third quarter versus last year. Orders at Microsource were 148% ($1,503,000) higher than the comparable quarter last year. DYMATiX orders were 16% ($40,000) higher in the three months ended December 28, 2002 versus the same period a year ago. For the nine months ended December 28, 2002, orders were $14,920,000 compared to $20,698,000 for the nine months ended December 29, 2001. Orders for the latter period were reduced by an order cancellation of $3,703,000. But for that cancellation, the decrease in orders in the current period would have been greater by the amount of the cancellation. The decline in orders for the nine month period is attributable primarily to the general slow down in the wireless market. Backlog at December 28, 2002 was $19,254,000 (about $10,490,000 is expected to be shipped within one year) as compared to $29,251,000 (about $11,005,000 was expected to be shipped within one year) on December 29, 2001. Of the $11,005,000 in orders considered shippable within one year as of December 29, 2001, since that date through December 28, 2002, the Company rescheduled (and reclassified as not shippable within one year) shipments for orders of $1,255,000 net and recorded cancellations of orders for $1,019,000.

Net sales for the three and nine month periods ended December 28, 2002 decreased 43% ($4,214,000) and 46% ($14,356,000), respectively, compared with the same periods last year. The reduction in sales in the quarter was primarily due to customer-delayed shipment schedules. The reduction in sales for the nine month period was primarily due to fewer orders booked because of the general slowdown in the wireless market coupled with stretch outs on existing orders in backlog predominately at the Instrument and Microsource segments. Sales at the Instrument division decreased 54% ($3,148,000) for the quarter and decreased 62% ($11,012,000) for the nine months ended December 28, 2002 primarily due to weak backlog as compared to the same periods a year ago. ASCOR sales during the quarter decreased 11% ($94,000) and for the nine months increased 1% ($27,000) versus the respective periods of a year ago. Sales at Microsource decreased 28% ($681,000) in the quarter and decreased 16% ($1,223,000) for the nine months ended December 28, 2002 primarily due to stretch-out of deliveries on existing backlog. Sales at DYMATiX decreased 53% ($291,000) in the quarter and declined 70% ($2,148,000) for the nine months primarily due to weak orders because of the slowdown in capital equipment spending affecting the semiconductor manufacturing market.

Cost of sales decreased 38% ($2,386,000) in the quarter ended December 28, 2002 from the similar period a year ago primarily due to the 43% decline in sales offset with higher manufacturing material and labor costs for the products shipped. For the nine months ended December 28, 2002, cost of sales decreased 45% ($9,437,000) primarily attributable to 46% lower sales and the product mix.

Operating expenses for the three month period decreased 29% ($1,105,000) due to decreases of $594,000 in selling general and administrative (SG&A), $471,000 in product development costs and $40,000 in amortization expense. For the nine month period, operating expenses decreased 22% ($2,694,000) due to decreases of $1,711,000 in SG&A, $863,000 in product development costs and $120,000 in amortization expense. Product development costs for the three and nine month periods decreased 29% ($471,000) and 17% ($863,000), respectively, compared with the prior year primarily due to a reduction in product development costs at Microsource and the Instrument divisions mainly related to lower personnel costs. SG&A expenses decreased 27% ($594,000) for the three months ended December 28, 2002 compared to the prior year. The decrease is a result of lower commission expense of $335,000 on lower sales for the quarter, $152,000 less in marketing expenses and $107,000 less in administrative expenses during the quarter. For the nine months ended December 28, 2002, SG&A expenses decreased 25% ($1,711,000) as compared to the same period a year ago. The decrease is primarily due to lower commission expense of $660,000 related to lower sales levels and decreases in marketing expenses of $640,000 and lower administrative expenses of $411,000. The SG&A expense reductions were primarily personnel related. Amortization of intangibles decreased 87% ($40,000) for the three months and 88% ($120,000) for the nine months as compared to the prior year. The decrease in the amortization of intangibles is a result of the goodwill being fully amortized at March 30, 2002. Interest income for the three and nine month periods decreased from the prior year due to lower interest rates on cash available for investment and reduced levels of cash.

The loss before income taxes for the three month and nine month periods increased $778,000 and $2,397,000, respectively, compared to the same periods last year. The change was primarily due to lower revenues offset in part by lower operating expenses. Income taxes incurred by Giga-tronics are comprised of federal and state taxes. We recorded a provision for income taxes of $4,298,000 and $4,198,000 for the three and nine month periods ended December 28, 2002, and recorded a benefit for income taxes of $211,000 and $748,000 for the three and nine month periods ended December 29, 2001, respectively. The Company incurred tax expense in the three and nine month periods ended December 28, 2002 primarily because of an increase in the valuation allowance on deferred tax assets. The Company is presently unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The total valuation was $10,629,000 and $6,331,000 as of December 28, 2002 and March 30, 2002, respectively. In the three and nine month periods ended December 29, 2001, we recorded tax benefits related primarily to losses carried back to prior fiscal years.

FINANCIAL CONDITION

Giga-tronics maintained working capital of $15,864,000 and a ratio of current assets to current liabilities of 4.1 to 1.0 at December 28, 2002. Giga-tronics continues to fund all of its working capital needs from existing cash and operating cash flows.

Cash and cash equivalents at December 28, 2002 decreased $1,238,000 from March 30, 2002. Cash used by operations, for the nine months ended December 28, 2002, was $1,385,000. In addition, Giga-tronics spent $116,000 on new manufacturing and test equipment and other capital items. Giga-tronics intends to continue investing in capital items that support growth and new product development, raise productivity, and improve the quality of its products. Historically, the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for the foreseeable future.

Management believes that cash and cash equivalents remain adequate to meet anticipated operating needs. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources.

OUTLOOK

The wireless telecommunications market continues to be weak. All of our business segments have been impacted by the economic downturn currently affecting the test and measurement and semiconductor industries. Giga-tronics is uncertain of the duration and severity of this downturn in the markets we serve, and the ultimate impact this will have on the Company. New orders in the military sector are showing some indications of increased strength, the economic downturn continues to impact capital spending in many of our commercial markets and has resulted in declining product orders in that sector. In response to the current market conditions, Giga-tronics has implemented cost reduction programs in order to reduce expenses. However, Giga-tronics remains committed to the investment in new product development in order to expand our product lines and update our existing lines with additional features. While Microsource management hopes that prospects for new orders will improve results for the balance of the fiscal year, its short-term growth will be less than previously anticipated as there are timing delays associated with currently booked orders.

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

Giga-tronics’ core business is test and measurement, as well as components for the wireless communications market, which continues to be soft. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due. If the commercial market should decline further, then shipments in the current year could fall short of plan resulting in a decline in earnings. Also, Giga-tronics has a significant number of defense-related orders. While Giga-tronics has seen some improvement in the defense sector, it is not significant enough to offset the decline in the commercial sector. If the defense market should decline, shipments in the current year could be less than anticipated and cause a decrease in earnings.

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

PART II — OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

As of February 4, 2003, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

GIGA-TRONICS INCORPORATED (Registrant)

By:

Date: 2/04/03	/s/GEORGE H. BRUNS, JR.

George H. Bruns, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: 2/04/03	/s/MARK H. COSMEZ II

Mark H. Cosmez II Vice President, Finance Chief Financial Officer and Secretary (Principal Accounting Officer)

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, George H. Bruns, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Giga-tronics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: 2/04/03

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

Date: 2/04/03

/s/Mark H. Cosmez II

Mark H. Cosmez II
VP Finance, CFO and Secretary