Form 10-K/A
period 2002-03-30
GIGA TRONICS INC
filed 2003-04-02
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1 TO

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 30, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to Commission File No. 0-12719

GIGA-TRONICS INCORPORATED

(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA (Address of principal executive offices)	94583 (Zip Code)

Registrant’s telephone number: (925) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of May 16, 2002 was $11,733,699. For purposes of this determination only, directors and officers of the Registrant have been assumed to be affiliates. There were a total of 4,661,132 shares of the Registrant’s Common Stock outstanding as of May 16, 2002.

Explanatory Note. The Company is filing this amendment to revise the description of certain elements of its business in Item 1 of Part I under the captions “Sources and Availability of Raw Materials and Components,” “Patents and Licenses,” “Working Capital Position,” “Importance of Limited Number of Customers,” and “Competition,” and to provide information required by Item 201(d) of Regulation S-K concerning equity compensation plans in Item 12 of Part III.

Table of Contents	Page

Part I
Item 1 Business	3
Part III
Item 12 Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters	10
Part IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K	11
(b) Exhibits	11
Signatures	12

PART I

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

Sources and Availability of Raw Materials and Components

     Substantially all of the components required by Giga-tronics to make its assemblies are available from more than one source. The Company occasionally uses sole source arrangements to obtain leading-edge technology, favorable pricing or supply terms, but not in any material volume. In the Company’s opinion, the loss of any sole source arrangement it has would not be material to its operations.

     Although extended delays in receipt of components from its suppliers could result in longer product delivery schedules for the Company, the Company believes that its protection against this possibility stems from its practice of dealing with well-established suppliers and maintaining good relationships with such suppliers.

Patents and Licenses

     The Company’s competitive position is largely dependent upon its ability to provide performance specifications for its instruments and systems that (a) easily, effectively and reliably meet customers’ needs and (b) selectively surpass competitors’ specifications in competing products. Patents may occasionally provide some short-term protection of proprietary designs. However, because of the rapid progress of technological development in the Company’s industry, such protection is most often, although not always, short-lived. Therefore, although we occasionally pursue patent coverage, we place major emphasis on the development of new products with superior performance specifications and the upgrading of existing products toward this same end. This is reflected in a substantial allocation of budget to engineering costs.

     The Company’s products are based on its own designs, which in turn derive from its own engineering abilities. If the Company’s new product engineering efforts fall behind, its competitive position weakens. Conversely, effective product development greatly enhances its competitive status.

     The Company presently holds 22 patents. None of these is critical to the Company’s ongoing business, and the Company does not actively maintain them.

     The Company is not dependent on trademarks, licenses or franchises. We do utilize certain software licenses in some functional aspects to some of our products. Such licenses are readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

Seasonal Nature of Business

     The business of the Company is not seasonal.

Working Capital Practices

     The Company generally strives to maintain at least 60 days worth of inventory and generally sells to customers on 30 day payment terms. Typically, the Company receives payment terms of 30 days. The Company believes that these practices are consistent with typical industry practices.

Importance of Limited Number of Customers

     Commercial business accounted for 83% of net sales in fiscal 2002, 89% in fiscal 2001, and 84% in fiscal 2000. The Company had been a leading supplier of microwave and radio frequency (RF) test instruments to various U.S. Government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. Government agencies will remain significant in fiscal 2003. Defense-related agencies accounted for 17% of net sales in fiscal 2002, 11% in fiscal 2001, and 16% in fiscal 2000. Prior to the current year, where the defense business has improved, sales to the defense industry in general, and direct sales to the United States and foreign government agencies in particular, have declined. Any decline of defense orders could have a negative effect on the business, operating results, financial condition and cash flows of Giga-tronics.

     During 2002 and 2001, a Japanese distributor of the Company, Midoriya, accounted for 16% and 10% of the Company’s consolidated sales. At year end, Midoriya had a negligible amount outstanding in accounts receivable while they composed about 11% of receivables at the fiscal year end of 2001.

     During fiscal 2002 and 2001, the Instrument Division had two major customer concentrations. Midoriya, the Division’s Japanese distributor, accounted for 30% of the Instrument Division’s fiscal 2002 revenue and 22% of the Instrument Division’s fiscal 2001 revenue. The U.S. Government defense agencies and their prime contractors made up 10% and 12% of the Instrument Divisions’ 2002 and 2001 revenue, respectively.

     During fiscal 2002 and 2001, ASCOR had three major customer concentrations. The U.S. Government defense agencies and their prime contractors made up 18% and 14% of ASCOR’s fiscal 2002 and 2001 revenue, respectively. An automated test equipment manufacturer comprised 30% and 18% of ASCOR’s fiscal 2002 and 2001 revenue, respectively. An international communications equipment company comprised 11% and 40% of ASCOR’s fiscal 2002 and 2001 revenue, respectively.

     During fiscal 2002 and 2001, DYMATiX had one major customer who is a manufacturer of mobile electronics and transportation components, and this customer accounted for 56% and 18% of DYMATiX’s revenue in those years, respectively.

     In fiscal 2002, Microsource derived 35% of its revenues from U.S. Government defense agencies and their prime contractors and another 35% from an electronic instrument manufacturer. In fiscal 2001, Microsource derived 32% of its revenue from the same electronic instrument manufacturer, 17% from an electronic component and instrument manufacturer and 14% from U.S. Government defense agencies and their prime contractors.

     Other than U.S. government agencies and their defense contractors and Midoriya, no customer accounts for 10% or more of consolidated revenues of the Company and no customer who accounts for 10% or more of revenues of any one segment accounts for 10% or more of any other segment. Other than U.S. government agencies and their defense contractors and Midoriya, the Company has no customer the loss of which would, in management’s opinion, have a material adverse effect on the Company and its subsidiaries as a whole.

     The Company’s products are largely capital investments for its customers, and the Company’s belief is that its customers have economic cycles in which capital investment budgets for the kinds of products that the Company produces expand and contract. Accordingly, the Company expects that a major customer in one year will often not be a major customer in the following year. Accordingly, the Company’s revenues and earnings will decline if the Company is unable to find new customers or increase its business with other existing customers to replace declining revenues from the previous year’s major customers. A substantial decline in revenues from U.S. Government defense agencies and their prime contractors would also have a material adverse effect on the Company’s revenues and results of operations unless replaced by revenues from the commercial sector.

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

Competition

     Giga-tronics serves the broad market for electronic instrumentation with applications ranging from the design, test, calibration and maintenance of other electronic devices to providing sophisticated components for complex electronic systems to sub-systems capable of sorting and identifying high frequency communication signals. These applications cut across the commercial, industrial and military segments of the broad market. The Company has a variety of competitors. Several of its competitors are much larger than the Company and have greater resources and substantially broader product lines. Others are of comparable size with more limited product lines.

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

     To compete effectively in this circumstance, the Company (a) places strong emphasis on maintaining a high degree of technical competence as it relates to the development of new products and the upgrading of existing products and (b) is highly selective in establishing technological objectives. The Company does not attempt to compete ‘across the board’, but selectively based upon its particular strengths and the competitors’ perceived limitations.

     Specification requirements of customers in this market vary widely. The Company is able to compete by offering products that meet a customer’s particular specification requirements; by being able to offer certain product specifications at lower cost resulting from the Company’s past production of products with those specifications; and by being able to offer certain product specifications at a higher quality level. All of these advantages are attributable to the Company’s continuing investment in research and development and in highly trained engineering staff.

     The customer’s decision is most often based on the best match of his particular requirements and the supplier’s operating specifications. In most cases, attracting and retaining customers does not require the Company to offer the best product with respect to each of the customer’s requirements but rather to those few specifications that are most important to the customer.

     Occasionally price is a competitive consideration. In that circumstance, the Company believes it has more flexibility in making pricing decisions than its larger and more structured competitors.

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

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

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

     In addition to the information incorporated by reference, the following table provides information on options and other equity rights outstanding and available at March 30, 2002.

Equity Compensation Plan Information

No. of securities
remaining available
for future issuance
under equity
	No. of securities		compensation plans
	to be issued upon	Weighted average	(excluding
	exercise of	exercise price of	securities
	outstanding option,	outstanding option,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	551,174	$3.838	428,100
Equity compensation plans not approved by security holders	NA	NA	NA
Total	551,174	$3.838	428,100

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(b) Exhibits

Exhibit	Description	Page

21	Significant subsidiaries	15

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

Dated: April 1, 2003	By	/s/ GEORGE H. BRUNS, JR. George H. Bruns, Jr. Chairman of the Board and Chief Executive Officer

CERTIFICATIONS UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002

I, George H. Bruns, Jr., certify that:

1.     I have reviewed this annual report on Form 10-K of Giga-tronics Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: April 1, 2003

/s/ George H. Bruns, Jr.

George H. Bruns, Jr.
Chief Executive Officer

CERTIFICATIONS UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002

I, Mark H. Cosmez II, certify that:

1.     I have reviewed this annual report on Form 10-K of Giga-tronics Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: April 1, 2003

/s/ Mark H. Cosmez II

Mark H. Cosmez II
Chief Financial Officer