Form 10-K
period 2003-03-29
GIGA TRONICS INC
filed 2003-05-29
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 29, 2003, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes [   ] No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of May 21, 2003 was $5,180,254. For purposes of this determination only, directors and officers of the Registrant have been assumed to be affiliates. There were a total of 4,693,080 shares of the Registrant’s Common Stock outstanding as of May 21, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III Items 10, 11, 12 and 13	Registrant’s PROXY STATEMENT for its 2003 annual meeting of shareholders to be filed no later than 120 days after the close of the fiscal year ended March 29, 2003.

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

     Effective June 27, 1997, Giga-tronics completed a merger with Viking by issuing approximately 420,000 shares of the Company’s common stock in exchange for all of the common stock of Viking. Viking, which is now located in Fremont, California, manufactures and markets a line of optical inspection equipment used to manufacture and test semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment.

     Effective December 2, 1997, Giga-tronics completed a merger with Ultracision by issuing approximately 517,000 shares of the Company’s common stock in exchange for all of the common stock of Ultracision. Ultracision was a manufacturer of automation equipment for the test and inspection of silicon wafers. Ultracision also produced a line of probers for the testing and inspection of silicon devices.

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

Industry Segments

     The Company manufactures products used in test, measurement and handling. The Company operates primarily in four operating segments, Giga-tronics Instrument Division, ASCOR Inc., Microsource Inc. and DYMATiX (formerly the Semiconductor Equipment Group).

Products and Markets

     Giga-tronics Instrument Division

     The Giga-tronics Instrument Division segment produces signal sources, generators and sweepers, and power measurement instruments for use in the microwave and RF frequency range (10 kHz to 75 GHz). Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions. The end-user markets for these products can be divided into three broad segments: commercial telecommunications, radar and electronic warfare. This segment’s instruments are used in the design, production, repair and maintenance and calibration of other manufacturers’ products, from discrete components to complex systems.

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

     DYMATiX (formerly the Semiconductor Equipment Group)

     The DYMATiX segment manufactures and markets a line of optical inspection equipment used in the testing of semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment. Until recently, DYMATiX manufactured automation equipment for the test inspection and robotic handling of silicon wafers in addition to a line of probers for the testing and inspection of silicon devices.

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

Patents and Licenses

     The Company’s competitive position is largely dependent upon its ability to provide performance specifications for its instruments and systems that (a) easily, effectively and reliably meet customers’ needs and (b) selectively surpass competitors’ specifications in competing products. Patents may occasionally provide some short-term protection of proprietary designs. However, because of the rapid progress of technological development in the Company’s industry, such protection is most often, although not always, short-lived. Therefore, although we occasionally pursue patent coverage, we place major emphasis on the development of new products with superior performance specifications and the upgrading of existing products toward this same end. This is reflected in a substantial allocation of budget to project development costs.

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

Importance of Limited Number of Customers

     Commercial business accounted for 61% of net sales in fiscal 2003, 83% in fiscal 2002, and 89% in fiscal 2001. The Company is a leading supplier of microwave and radio frequency (RF) test instruments to various U.S. Government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. Government agencies will remain significant in fiscal 2004. Defense-related agencies accounted for 39% of net sales in fiscal 2003, 17% in fiscal 2002, and 11% in fiscal 2001. Prior to the current year, where the defense business has improved, sales to the defense industry in general and direct sales to the United States and foreign government agencies in particular had declined. Any decline of defense orders could have a negative effect on the business, operating results, financial condition and cash flows of Giga-tronics.

     During fiscal 2003, a Japanese distributor of the Company, Midoriya, accounted for less than 10% of the Company’s revenues and a negligible amount outstanding in accounts receivable. During 2002 and 2001, Midoriya accounted for 16% and 10% of the Company’s consolidated sales, respectively. At fiscal 2002 year end, Midoriya had a negligible amount outstanding in accounts receivable while they composed about 11% of receivables at the fiscal year end of 2001.

     During fiscal 2003, the U.S. Government defense agencies and their prime contractors made up 25% of the Giga-tronics Instrument Division’s 2003 revenue. During fiscal 2002 the Instrument Division had two major customer concentrations. Midoriya, the Division’s Japanese distributor, accounted for 30% of the Instrument Division’s fiscal 2002 revenue. The U.S. Government defense agencies and their prime contractors made up 10% of the Giga-tronics Instrument Division’s 2002 revenue.

     In fiscal 2003, ASCOR derived 41% of its revenues from U.S. Government defense agencies and their prime contractors and another 34% from an automated test equipment manufacturer. During fiscal 2002 ASCOR had three major customer concentrations. The U.S. Government defense agencies and their prime contractors made up 18%, an automated test equipment manufacturer comprised 30% and an international communications equipment company comprised 11% of ASCOR’s fiscal 2002 revenue, respectively.

     In fiscal 2003, DYMATiX derived 21% of its revenues from a major semiconductor device manufacturer and another 11% from a manufacturer of mobile electronics and transportation components. During fiscal 2002, the same manufacturer of mobile electronics and transportation components accounted for 56% of DYMATiX’s revenue.

     During fiscal 2003 and 2002, Microsource had two major customer concentrations. An electronic instrument manufacturer accounted for 14% and 35% of Microsource’s fiscal 2003 and fiscal 2002 revenue, respectively. U.S. Government defense agencies and their prime contractors made up 62% and 35% of Microsource’s 2003 and 2002 revenue, respectively.

     Other than U.S. government agencies and their defense contractors, no customer accounted for 10% or more of consolidated revenues of the Company in fiscal 2003 and no customer who accounted for 10% or more of revenues of any one segment accounted for 10% or more of any other segment. Other than U.S. Government agencies and their defense contractors, the Company has no customer the loss of which would, in management’s opinion, have a material adverse effect on the Company and its subsidiaries as a whole.

     The Company’s products are largely capital investments for its customers, and the Company’s belief is that its customers have economic cycles in which capital investment budgets for the kinds of products that the Company produces expand and contract. The Company, therefore, expects that a major customer in one year will often not be a major customer in the following year. Accordingly, the Company’s revenues and earnings will decline if the Company is unable to find new customers or increase its business with other existing customers to replace declining revenues from the previous year’s major customers. A substantial decline in revenues from U.S. Government defense agencies and their prime contractors would also have a material adverse effect on the Company’s revenues and results of operations unless replaced by revenues from the commercial sector.

Backlog of Orders

     On March 29, 2003, the Company’s backlog of unfilled orders was $17,192,000 compared to $21,387,000 at March 30, 2002. As of March 29, 2003, there were approximately $9,077,000 in unfilled orders that were scheduled for shipment beyond a year, as compared to approximately $13,912,000 at March 30, 2002. Orders for the Company’s products include program orders from both the U.S. Government and defense contractors, with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.

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

     Specification requirements of customers in this market vary widely. The Company is able to compete by offering products that meet a customer’s particular specification requirements; by being able to offer certain product specifications at lower cost resulting from the Company’s past production of products with those specifications; and by being able to offer certain product specifications at a higher quality level. All of these advantages are attributable to the Company’s continuing investment in research and development and in a highly trained engineering staff.

     The customer’s decision is most often based on the best match of its particular requirements and the supplier’s operating specifications. In most cases, attracting and retaining customers does not require the Company to offer the best product with respect to each of the customer’s requirements but rather to those few specifications that are most important to the customer.

     Occasionally price is a competitive consideration. In that circumstance, the Company believes it has more flexibility in making pricing decisions than its larger and more structured competitors.

Sales and Marketing

     Giga-tronics Instrument Division, ASCOR Inc., DYMATiX and Microsource Inc. market their products through various distributors and representatives to commercial and government customers, although not necessarily through the same distributors and representatives.

Product Development

     Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.

     Product development expense was approximately $5,644,000 in fiscal 2003, $7,001,000 in fiscal 2002, and $5,087,000 in fiscal 2001. Activities included the development of new products and the improvement of existing products. It is management’s intention to maintain or increase expenditures for product development at levels required to sustain its competitive position. All of the Company’s product development activities are internally funded and expensed as incurred.

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

Manufacturing

     The assembly and testing of Giga-tronics Instrument Division microwave, RF and power measurement products are done at its San Ramon facility. The assembly and testing of ASCOR’s switching and connecting devices and the assembly and testing of DYMATiX semiconductor equipment products are done at its Fremont facility. The assembly and testing of Microsource’s line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers are done at its Santa Rosa facility.

Environment

     To the best of its knowledge, the Company is in compliance with all federal, state and local laws and regulations involving the protection of the environment.

Employees

     As of March 29, 2003, Giga-tronics employed 174 individuals on a full time basis. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

     The Company sells to its international customers through a network of foreign technical sales representative organizations. Sales to foreign customers were approximately $5,111,000 in fiscal 2003, $17,105,000 in fiscal 2002, and $22,072,000 in fiscal 2001.

     The Company closed its United Kingdom (UK) research & development facility as of March 30, 2002. The Company has no other foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar.

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

Giga-tronics’ markets involve rapidly changing technology and standards

     The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. Giga-tronics believes that its future success will depend in part upon its ability to develop and commercialize its existing products, develop new products and applications, and in part to develop, manufacture and successfully introduce new products and product lines with improved capabilities and to continue to enhance existing products. There can be no assurance that Giga-tronics will successfully complete the development of current or future products or that such products will achieve market acceptance.

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

ITEM 2. PROPERTIES

     As of March 29, 2003, Giga-tronics’ principal executive office and the Instrument Division marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2006.

     ASCOR’s marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices and the DYMATiX marketing, sales and engineering offices and manufacturing facilities for its automation equipment for the inspection of silicon wafers, prober line and optical inspection equipment for the manufacture and test of semiconductor devices are both located in approximately 18,756 square feet in Fremont, California, under a lease that expires on June 30, 2006.

     Microsource’s marketing, sales and engineering offices and manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 33,439 square foot facility in Santa Rosa, California, which the Company occupies under a lease expiring May 25, 2013.

     The Company believes that its facilities are adequate for its business activities.

ITEM 3. LEGAL PROCEEDINGS

     As of March 29, 2003, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 29, 2003.

     Executive Officers of the Company are listed in Part III, Item 10 of this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Common Stock Market Prices

     Giga-tronics’ common stock is traded over the counter on NASDAQ National Market System using the symbol “GIGA”. The number of record holders of the Company’s common stock as of March 29, 2003 was approximately 1,400. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without retail mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2003	High	Low	2002	High	Low

First quarter	(3/31-6/29)	$3.700	$2.330	(4/1-6/30)	$5.810	$3.200
Second quarter	(6/30-9/28)	2.220	1.000	(7/1-9/29)	3.760	2.170
Third quarter	(9/29-12/28)	1.660	0.910	(9/30-12/29)	4.160	2.320
Fourth quarter	(12/29-3/29)	1.510	1.210	(12/30-3/30)	4.630	3.450

     Giga-tronics has not paid cash dividends in the past and has no plans to do so in the future, based upon its belief that the best use of its available capital is in the enhancement of its product position.

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

SELECTED FINANCIAL DATA

Summary of Operations:	Year Ended

	March 29,	March 30,	March 31,	March 25,	March 27,
(In thousands except per share data)	2003	2002	2001	2000	1999
Net sales	$22,281	$39,036	$54,159	$47,577	$37,636
Gross profit	5,903	11,535	19,056	15,810	11,534
Operating expenses	12,464	16,085	16,032	14,315	15,293
Interest income, net	60	63	205	59	121
Earnings (loss) before cumulative effect of accounting change and income taxes	(6,664)	(4,462)	3,461	1,633	(3,006)
Earnings (loss) before cumulative effect of accounting change	(10,762)	(2,102)	2,421	1,139	(1,858)
Cumulative effect of accounting change	—	—	(520)	—	—
Net earnings (loss)	$(10,762)	$(2,102)	$1,901	$1,139	$(1,858)
Basic earnings (loss) per share:
Before cumulative effect of accounting change	$(2.31)	$(0.46)	$0.54	$0.26	$(0.43)
Cumulative effect of accounting change	—	—	(0.12)	—	—
Net earnings (loss) per share – basic	(2.31)	(0.46)	0.42	0.26	(0.43)
Diluted earning (loss) per share:
Before cumulative effect of accounting change	(2.31)	(.46)	.51	.24	(.43)
Cumulative effect of accounting change	—	—	(.11)	—	—
Net earnings (loss) per share – diluted	$(2.31)	$(0.46)	$0.40	$0.24	$(0.43)
Shares of common stock – basic	4,663	4,604	4,474	4,379	4,338
Shares of common stock – diluted	4,663	4,604	4,803	4,693	4,338

Financial Position:

	March 29,	March 30,	March 31,	March 25,	March 27,
(In thousands except ratio)	2003	2002	2001	2000	1999
Current ratio	3.49	5.49	4.06	3.17	3.32
Working capital	$13,622	$23,135	$22,924	$21,066	$18,021
Total assets	$21,789	$32,880	$37,318	$37,526	$33,259
Shareholders’ equity	$15,960	$26,661	$28,475	$26,149	$24,710

Percentage Data:

	March 29,	March 30,	March 31,	March 25,	March 27,
	2003	2002	2001	2000	1999
Percent of net sales
Gross profit	26.5%	29.6%	35.2%	33.2%	30.6%
Operating expenses	55.9	41.2	29.6	30.1	40.6
Interest income, net	0.3	0.2	0.4	0.1	0.3
Earnings (loss) before cumulative effect of accounting change and income taxes	(29.9)	(11.4)	6.4	3.4	(8.0)
Cumulative effect of accounting change	—	—	1.0	—	—
Net earnings (loss)	(48.3)	(5.4)	3.5	2.4	(4.9)

SELECTED FINANCIAL DATA

Quarterly Financial Information (Unaudited)
(In thousands except per share data)
	2003

	First	Second	Third	Fourth	Year

Net sales	$6,008	$5,539	$5,506	$5,228	$22,281
Gross profit	1,959	1,888	1,577	479	5,903
Operating expenses	3,644	3,159	2,719	2,942	12,464
Interest income, net	12	18	16	14	60
Loss before cumulative effect of accounting change and income taxes	1,699	1,298	1,180	2,487	6,664
Loss before cumulative effect of accounting change	1,599	1,298	5,478	2,387	10,762
Net loss	1,599	1,298	5,478	2,387	10,762
Net loss per share – basic	$(0.34)	$(0.28)	$(1.17)	$(0.51)	$(2.31)
Net loss per share – diluted	$(0.34)	$(0.28)	$(1.17)	$(0.51)	$(2.31)
Shares of common stock - basic	4,656	4,666	4,677	4,682	4,663
Shares of common stock - diluted	4,656	4,666	4,677	4,682	4,663

Quarterly Financial Information (Unaudited)
(In thousands except per share data)
	2002

	First	Second	Third	Fourth	Year

Net sales	$11,797	$9,892	$9,720	$7,627	$39,036
Gross profit	3,326	3,612	3,405	1,192	11,535
Operating expenses	4,332	4,060	3,824	3,869	16,085
Interest income, net	19	15	13	16	63
Loss before cumulative effect of accounting change and income taxes	(934)	(435)	(402)	(2,682)	(4,462)
Loss before cumulative effect of accounting change	(566)	(275)	(191)	(1,070)	(2,102)
Net loss	(566)	(275)	(191)	(1,070)	(2,102)
Net loss per share – basic	$(0.12)	$(0.06)	$(0.04)	$(0.23)	$(0.46)
Net loss per share – diluted	$(0.12)	$(0.06)	$(0.04)	$(0.23)	$(0.46)
Shares of common stock - basic	4,565	4,591	4,626	4,635	4,604
Shares of common stock - diluted	4,565	4,591	4,626	4,635	4,604

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations for Fiscal 2003 as compared to 2002

     New orders received in fiscal 2003 were $18,086,000, a decrease of 12% from the $20,461,000 received in fiscal 2002. New orders declined primarily due to the weakness in the commercial wireless market and major customer order cancellations during fiscal 2003 partially offset by increases in new military orders. New orders at Giga-tronics Instrument Division declined 17% to $8,590,000 for the year. Orders at ASCOR increased 48% to $4,866,000 primarily due to increased military orders. DYMATiX experienced a decline of 41% on new orders to $1,738,000 for the fiscal year 2003. Orders at Microsource decreased 25% to $2,892,000, which includes an order reversal of approximately $750,000 due to a contract re-negotiation with a long-term customer. Backlog on March 29, 2003 was $17,192,000 (about $8,115,000 is expected to be shipped within one year) compared to $21,387,000 (about $7,475,000 was expected to be shipped within one year) on March 30, 2002. The decrease in backlog is primarily due to weak order levels at the Giga-tronics Instrument Division and Microsource offset by stronger order levels at ASCOR. Of the $7,475,000 in orders considered shippable within one year at March 30, 2002, Giga-tronics subsequently rescheduled (and reclassified as not shippable within one year) shipments for orders of $782,000 net and recorded cancellations of orders for $605,000 throughout the year that ended March 29, 2003.

     Net sales for fiscal 2003 were $22,281,000, a 43% decrease from the $39,036,000 in 2002. The reduction in sales was primarily due to fewer orders booked because of the general slowdown in the commercial wireless market. In fiscal 2003, Microsource revenues decreased 23% or $2,349,000, on weak orders and customer stretch-outs. The Instrument Division sales decreased 57% or $12,254,000 primarily due to weak orders. ASCOR sales increased 2% or $62,000 primarily due to increased orders and higher backlog. Sales at DYMATiX decreased 60% or $2,214,000 on weak orders primarily due to the reduction in capital equipment spending affecting the semiconductor manufacturing market.

     Cost of sales decreased 40% in fiscal 2003 to $16,378,000 from the $27,501,000 in 2002. The decrease is primarily attributable to the 43% decline in sales offset with the write-off of inventory related to discontinued products.

     Operating expenses decreased 23% or $3,621,000 in fiscal 2003 over 2002 due to decreases of $1,929,000 in Selling, general and administrative, $335,000 in total amortization and $1,357,000 in product development expenses. Product development costs decreased 19% or $1,357,000 in fiscal 2003 primarily due to decreased product development expenses at the Instrument Division and Microsource offset by higher product development costs at DYMATiX related to the newest line of automation equipment. Selling, general and administrative expenses decreased 22% or $1,929,000 for the fiscal year 2003 compared to the prior year. The decrease is a result of lower commission expense of $581,000 on lower sales for the year coupled with $602,000 less in administrative expenses and $746,000 less in marketing expenses. These expense reductions were primarily personnel reductions and less rent expense on renegotiated lease terms. For fiscal year 2003 amortization of intangibles decreased 94% or $335,000 as compared to last fiscal year. The decrease in the amortization of intangibles is primarily a result of reduced amortization of patents and licenses as well as the goodwill write-off at Microsource that occurred last year related to an impairment of this asset. Interest income in 2003 decreased from 2002 due to lower interest rates.

     Giga-tronics recorded a net loss of $10,762,000 or $2.31 per fully diluted share for the fiscal year 2003 versus a net loss of $2,102,000 or $0.46 per fully diluted share in 2002. The loss for 2003 includes a one-time charge of approximately $4,098,000 related to an increase in the allowance against the deferred tax benefit, in addition to approximately $1,450,000 in restructuring and inventory write-offs related to discontinued products.

Results of Operations for Fiscal 2002 as compared to 2001

     New orders received in fiscal 2002 were $20,461,000, a decrease of 65% from the $57,830,000 received in 2001. New orders declined primarily due to the weakness in the overall wireless market and major customer order cancellations during fiscal 2002 partially offset by increases in new military orders. New orders at Giga-tronics Instrument Division declined 65% to $10,357,000 for fiscal year 2002 after a net order cancellation of $2,900,000. In fiscal 2002, a significant customer of the Instrument Division reduced ordering from the Company, primarily due to lower demand. The company expects the lower levels of business from this customer to continue. Orders at ASCOR declined 28% to $3,296,000. DYMATiX experienced a decline of 55% on new orders to $2,969,000 for the fiscal year 2002. Orders at Microsource decreased 77% to $3,839,000, which includes $5,120,000 order reversal for a customer that commenced liquidation proceedings. At year-end 2002, the Company’s backlog of unfilled orders was $21,387,000, compared to $39,964,000 at the end of 2001. The decrease in backlog is primarily due to weak order levels at the Giga-tronics Instrument Division and Microsource. As of year-end 2002, there were approximately $13,912,000 unfilled orders that were scheduled for shipment beyond a year and as of year end 2001 there were $7,245,000 unfilled orders scheduled for shipment beyond a year. The increase in unfilled orders scheduled for shipment beyond a year is attributable primarily to Microsource’s customers delaying shipments of their orders.

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

     Cost of sales decreased 22% in fiscal 2002 to $27,501,000 from the $35,103,000 in 2001. The decrease is primarily attributable to the 28% decline in sales offset with higher costs for labor and material on the products shipped coupled with the write down of inventory and pre-production costs associated with the liquidation of a Microsource customer. Subsequent to year end, a telecommunications equipment customer of the Microsource Division commenced liquidation proceedings. As a result, the orders under the long term production contract with this customer were cancelled and Giga-tronics recorded a write-off of $1,100,000 of inventory and pre-production costs.

     Operating expenses increased less than 1% or $50,000 in fiscal 2002 over 2001 due to decreases of $1,984,000 in Selling, general and administrative and $50,000 in total amortization offset by an increase of $1,914,000 in product development expenses. Product development costs increased 38% or $1,914,000 in fiscal 2002 primarily due to increased product development at DYMATiX and increased YIG product development costs at Microsource. Selling, general and administrative expenses decreased 19% or $1,984,000 for the fiscal year 2002 compared to the prior year. The decrease was a result of lower commission expense of $959,000 on lower sales for the year coupled with $752,000 less in administrative expenses and $322,000 less in marketing expenses primarily due to expense reduction measures taken during the year. These expense reductions were primarily personnel related. For fiscal year 2002 amortization of intangibles decreased 22% or $50,000 as compared to last fiscal year. The decrease in the amortization of intangibles is primarily a result of reduced amortization of patents and licenses. The Company wrote off $173,000 of remaining goodwill related to the Microsource acquisition as such goodwill was determined to be impaired. Interest income in 2002 decreased from 2001 due to lower interest rates.

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

Critical Accounting Policies

     Management of Giga-tronics has identified the following as the Company’s critical accounting policies:

Revenue

     Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. This generally occurs when products are shipped and the risk of loss has passed. Upon shipment, the Company also provides for the estimated cost that may be incurred for product warranties. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance.

Inventory

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company periodically reviews inventory on hand to identify and write down excess and obsolete inventory based on estimated product demand.

Accounts Receivable

     Accounts receivable are stated at the net realizable value. The Company has estimated an allowance for uncollectible accounts based on analysis of outstanding receivables, consideration of the age of those receivables, and the Company’s historical collection experience.

Deferred Tax Assets

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of March 29, 2003. Management has, therefore, established a valuation allowance against its net deferred tax assets as of March 29, 2003.

Product Development Costs

     The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. Otherwise, they are expensed as incurred.

Financial Condition and Liquidity

     As of March 29, 2003, Giga-tronics had $5,005,000 in cash and cash equivalents, compared to $7,180,000 as of March 30, 2002. Cash used by operations amounted to $1,996,000 in 2003 and cash provided by operations amounted to $3,795,000 in 2002 and $1,951,000 in 2001. Cash used by operations in 2003 is primarily attributed to the operating loss in the year offset by non-cash depreciation and amortization expenses, an increase in the deferred tax asset valuation allowance, and by the net change in operating assets and liabilities. Cash provided by operations in 2002 is attributed to accounts receivable collections, reduced inventory purchases and non-cash depreciation and amortization expenses offset by the operating loss in the year, and the net change in operating assets and liabilities. Cash provided by operations in 2001 is attributed to the operating income in the year and non-cash depreciation and amortization expenses, offset by a net change in operating assets and liabilities.

     Giga-tronics had working capital at year-end of $13,622,000 compared to $23,135,000 in 2002 and $22,924,000 in 2001. The Company’s current ratio at March 29, 2003 was 3.5 compared to 5.5 in 2002 and 4.1 in 2001. The decrease in working capital is primarily a result of the increased allowance against the deferred income tax benefit and its operating loss in the current year.

     Additions to property and equipment were $160,000 in 2003, compared to $811,000 in 2002 and $1,800,000 in 2001. Fiscal 2003 spending reflects continuing investments to support new product development, increased productivity, and improved product quality. Other cash inflows in 2003, 2002 and 2001 consist of $61,000, $239,000 and $367,000, respectively, from the sale of common stock in connection with the exercise of stock options and purchases under the employee stock purchase plan.

     The Company leases various facilities under various operating leases that expire through May 2013. Total future minimum lease payments under these leases amount to approximately $6,958,000 as follows:

Fiscal years
(In thousands)

2004	$1,286
2005	1,312
2006	1,325
2007	932
2008	341
Thereafter	1,762

$6,958

     The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 29, 2003, total non-cancelable purchase orders were approximately $1,142,000 through fiscal 2004 and $187,000 beyond fiscal 2004 that are scheduled to be delivered to the Company at various dates through July 2004.

     Management believes that the Company has adequate resources to meet its anticipated operating and capital expenditure needs for the foreseeable future. Giga-tronics intends to increase research and development expenditures for the purpose of broadening its product base. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its markets. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources.

Outlook

     The commercial wireless telecommunications market continues to be weak. All of our business segments have been impacted by the economic downturn currently affecting the test and measurement and semiconductor industries. Giga-tronics is uncertain of the duration and severity of this downturn in the markets we serve and the ultimate impact this will have on the Company. New orders in the military sector are showing strength, however new orders in many of our commercial markets have been severely impacted. In response to the current market conditions, Giga-tronics has implemented cost reductions, which include personnel reductions, pay cuts across all of the divisions for existing employees and reductions in monthly lease payments for our facilities. Giga-tronics will continue monitoring its cost structure in order to take the appropriate actions to reduce expenses and achieve profitability. Giga-tronics remains fully committed to the investment in new product development to expand our product lines and update our existing lines with additional features. While the Microsource management hopes that prospects for new orders will improve results for the new fiscal year, its short-term growth will be less than previously anticipated as there are timing delays associated with currently booked orders.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, “Accounting Obligations associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the asset cost and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 will have a material effect on the Company’s financial position or results of operations.

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. Statement No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the statement of operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of Statement No. 144 effective March 31, 2002. The impact of adopting Statement No. 144 did not have a material effect on the Company’s financial position or results of operations.

     SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS 145”), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No.4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. The Company does not expect the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The adoption of FIN 45 required additional warranty activity disclosures for the Company. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value based method would have on reported net income and earnings per share and to require prominent disclosure about the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company accounts for its stock option plan in accordance with the recognition and measurement principles of Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments that expose the company to market risk are cash and cash equivalents. The investments are held in recognized financial instruments and have limited market risk due to the short-term maturities of the instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 29, 2003	March 30, 2002

Assets
Current assets
Cash and cash equivalents	$5,005	$7,180
Trade accounts receivable, net of allowance of $353 and $358, respectively	3,245	3,881
Inventories	10,244	11,369
Income tax refund receivable	100	701
Prepaid expenses	488	320
Deferred income taxes	—	4,841

Total current assets	19,082	28,292
Property and equipment
Leasehold improvements	674	408
Machinery and equipment	16,353	16,590
Office furniture and fixtures	1,162	1,162

Property and equipment	18,189	18,160
Less accumulated depreciation and amortization	15,915	14,098

Property and equipment, net	2,274	4,062
Patents and licenses	—	20
Other assets	433	506

Total assets	$21,789	$32,880

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,723	$1,426
Accrued commissions	249	224
Accrued payroll and benefits	1,038	1,249
Accrued warranty	859	779
Customer advances	796	780
Obligations under capital lease	76	89
Other current liabilities	719	610

Total current liabilities	5,460	5,157
Obligations under capital lease, net of current portion	10	94
Deferred income taxes	—	546
Deferred rent	359	422

Total liabilities	5,829	6,219

Commitments	—	—
Shareholders’ equity
Preferred stock of no par value
Authorized 1,000,000 shares; no shares outstanding at March 29, 2003 and March 30, 2002	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,693,080 shares at March 29, 2003 and 4,648,944 shares at March 30, 2002 issued and outstanding	12,695	12,634
Retained earnings	3,265	14,027

Total shareholders’ equity	15,960	26,661

Total liabilities and shareholders’ equity	$21,789	$32,880

     See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended
(In thousands except share data)	March 29, 2003	March 30, 2002	March 31, 2001

Net sales	$22,281	$39,036	$54,159
Cost of sales	16,378	27,501	35,103

Gross profit	5,903	11,535	19,056
Product development	5,644	7,001	5,087
Selling, general and administrative	6,800	8,729	10,713
Amortization of intangibles	20	182	232
Goodwill impairment	—	173	—

Operating expenses	12,464	16,085	16,032

Operating income (loss)	(6,561)	(4,550)	3,024
Other income (expense)	(163)	25	232
Interest income, net	60	63	205

Earnings (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	(6,664)	(4,462)	3,461
Provision (benefit) for income taxes	4,098	(2,360)	1,040

Earnings (loss) before cumulative effect of accounting change	(10,762)	(2,102)	2,421
Cumulative effect of accounting change	—	—	(520)

Net earnings (loss)	$(10,762)	$(2,102)	$1,901

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$(2.31)	$(0.46)	$0.54

Cumulative effect of accounting change	—	—	(0.12)

Basic earnings (loss) per share	$(2.31)	$(0.46)	$0.42

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$(2.31)	$(0.46)	$0.51

Cumulative effect of accounting change	—	—	(0.11)

Diluted earnings (loss) per share	$(2.31)	$(0.46)	$0.40

Weighted average basic common shares outstanding	4,663	4,604	4,474
Weighted average diluted common shares outstanding	4,663	4,604	4,803

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock			Other
			Comprehensive	Comprehensive	Retained
(In thousands except share data)	Shares	Amount	Income (Loss)	Income (Loss)	Earnings	Total

Balance at March 25, 2000	4,431,008	$11,921	$—	$—	$14,228	$26,149
Comprehensive Income – net
Net earnings	—	—	1,901	—	1,901	1,901

Stock issuance under stock option plans	111,686	367	—	—	—	367
Tax benefit associated with exercise of stock options	—	58	—	—	—	58

Balance at March 31, 2001	4,542,694	$12,346	$—	$—	$16,129	$28,475
Comprehensive Income – net
Net earnings	—	—	(2,102)	—	(2,102)	(2,102)

Stock issuance under stock option plans	106,250	239	—	—	—	239
Tax benefit associated with exercise of stock options	—	49	—	—	—	49

Balance at March 30, 2002	4,648,944	$12,634	$—	$—	$14,027	$26,661
Comprehensive Income – net
Net earnings	—	—	(10,762)	—	(10,762)	(10,762)

Stock issuance under stock option plans	44,136	61	—	—	—	61

Balance at March 29, 2003	4,693,080	$12,695	$—	$—	$3,265	$15,960

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended
(In thousands)	March 29, 2003	March 30, 2002	March 31, 2001

Cash flows provided from operations:
Net earnings (loss)	$(10,762)	$(2,102)	$1,901
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Provision for bad debt	(5)	96	8
Depreciation and amortization	1,954	2,216	2,120
Impairment of Goodwill	—	173	—
Tax benefit from employee stock options	—	49	58
(Gain) Loss on sales of fixed assets	7	(1)	(20)
Deferred income taxes	4,295	(1,531)	(205)
Changes in operating assets and liabilities:
Trade accounts receivable	641	3,799	1,419
Inventories	1,125	3,939	(1,072)
Prepaid expenses	(168)	229	20
Accounts payable	297	(1,921)	(718)
Accrued commissions	25	(211)	(190)
Accrued payroll and benefits	(211)	(438)	49
Accrued warranty	80	47	179
Accrued other expenses	109	62	(613)
Customer advances	16	90	(846)
Income taxes receivable/payable	601	(701)	(139)

Net cash (used in) provided by operations	(1,996)	3,795	1,951
Cash flows from investing activities:
Proceeds from sale of property and equipment	7	13	26
Purchases of property and equipment	(160)	(708)	(1,645)
Other assets	73	603	(489)

Net cash used in investing activities	(80)	(92)	(2,108)
Cash flows from financing activities:
Issuance of common stock	61	239	367
Payment on notes payable and other long term liabilities	(63)	(29)	(78)
Payments on capital leases	(97)	(202)	(118)

Net cash (used in) provided by financing activities	(99)	8	171
(Decrease) increase in cash and cash equivalents	(2,175)	3,711	14

Beginning cash and cash equivalents	7,180	3,469	3,455
Ending cash and cash equivalents	5,005	7,180	3,469

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$6	$56	$988

Cash paid for interest	1	21	4

Non-cash investing and financing activities:
Purchases under capital lease obligations	—	103	155

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

Fiscal Year       The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2003 and 2002 contained 52 weeks, while fiscal year 2001 contained 53 weeks.

Reclassifications       Certain reclassifications, none of which affected net income (loss), have been made to prior year balances in order to conform to the current year presentation.

Revenue Recognition       The Company records revenue in accordance with SAB 101, Revenue Recognition in Financial Statements. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability reasonably assured. This occurs when products are shipped, unless the arrangement involves acceptance terms. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received. The Company has not entered into any long-term contracts that would require revenue recognition in accordance with Statement of Position 81-1. Further, sales made to distributors do not include price protection or product return rights, except for product defects covered under warranty arrangements. The Company has no other post-shipment obligations.

       The Company’s warranty policy generally provides three years for Fast Switching Microwave Synthesizers and Universal Power Meters and one year for all other products. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. The Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, in December 2002. For the required disclosures regarding a reconciliation of changes in the Company’s product warranty liabilities, see Note 10 to the consolidated financial statements.

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

Property and Equipment       Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years for machinery and equipment and office fixtures. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. Recoverability of property and equipment is measured by comparison of its carrying amount to future cash flows the property and equipment are expected to generate. The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows of the acquired operation.

Deferred Rent       Rent expense is recognized in an amount equal to the minimum guaranteed base rent plus future rental increases amortized on the straight-line basis over the terms of the leases, including free rent periods.

Income Taxes       Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.

Patents and Licenses       Patents and licenses are being amortized using the straight-line method over periods of five to seven years. As of March 29, 2003 and March 30, 2002 accumulated amortization on patents and licenses was $2,196,000 and $2,176,000, respectively.

Goodwill       The Company amortized goodwill using the straight-line method over a period of five years. In March 2002, the Company determined that the remaining goodwill balance was impaired and recorded an impairment charge on the remaining balance of $173,000.

Pre-production costs       The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. Otherwise, they are expensed as incurred. Subsequent to fiscal 2002 year end, a telecommunications equipment customer of the Microsource division commenced liquidation proceedings. As a result, the orders under the long-term production contract with this customer were cancelled and Giga-tronics recorded a write-off of $1,100,000 of inventory and pre-production costs in the fourth quarter of fiscal 2002. Included in other assets as of March 29, 2003 and March 30, 2002 were capitalized pre-production costs of $341,000, and $431,000, respectively.

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

Years ended
(In thousands except per share data)	March 29, 2003	March 30, 2002	March 31, 2001

Net earnings (loss)
As reported	$(10,762)	$(2,102)	$1,901
Pro-forma	(10,965)	(2,373)	1,537
Net earnings (loss) per share – basic
As reported	(2.31)	(0.46)	0.42
Pro-forma	(2.35)	(0.52)	0.34
Net earnings (loss) per share – diluted
As reported	(2.31)	(0.46)	0.40
Pro-forma	(2.35)	(0.52)	0.32

     For purposes of computing pro-forma (unaudited) consolidated net earnings (loss), the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below:

Years ended	March 29, 2003	March 30, 2002	March 31, 2001

Expected life of options	4 years	4 years	4 years
Expected life of purchase rights	6 mos	6 mos	6 mos
Annualized volatility	60%	60%	60%
Risk-free interest rate	2.90 to 4.49	4.39 to 4.93	4.64 to 6.30
Dividend yield	Zero	Zero	Zero

Earnings (Loss) Per Share      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options using the treasury method. Antidilutive options are not included in the computation of diluted earnings per share.

Financial Instruments and Concentration of Credit Risk      Financial instruments, which potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company’s cash equivalents consist principally of overnight deposits and money market funds. Cash and cash equivalents are held in recognized depository institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security.

Fair Market Value of Financial Instruments      The carrying amount for the Company’s cash equivalents, trade accounts receivable and accounts payable approximates fair market value because of the short maturity of these financial instruments.

Recent Accounting Pronouncements      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, “Accounting Obligations associated with the Retirement of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the asset cost and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 will have a material effect on the Company’s financial position or results of operations.

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. Statement No. 144 also retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the statement of operations, but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted the provisions of Statement No. 144 effective March 31, 2002. The impact of adopting Statement No. 144 did not have a material effect on the Company’s financial position or results of operations.

     SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS 145”), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No.4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. The Company does not expect the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The adoption of FIN 45 required additional warranty activity disclosures for the Company. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value based method would have on reported net income and earnings per share and to require prominent disclosure about the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company accounts for its stock option plan in accordance with the recognition and measurement principles of Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15,

2002 and for interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

2 Cash and Cash Equivalents

     Cash and cash equivalents consisted of the following at March 29, 2003 and March 30, 2002:

	Cash and Cash Equivalents

March 29, 2003	Amortized	Fair
(In thousands)	Cost	Value
Cash	$943	$943
Money market funds	4,062	4,062

Cash and cash equivalents	$5,005	$5,005

	Cash and Cash Equivalents

March 30, 2002	Amortized	Fair
(In thousands)	Cost	Value
Cash	$1,245	$1,245
Money market funds	5,935	5,935

Cash and cash equivalents	$7,180	$7,180

3 Inventories

Years ended
(In thousands)	March 29, 2003	March 30, 2002

Raw materials	$4,669	$6,157
Work-in-progress	3,427	3,852
Finished goods	1,096	683
Demonstration inventory	1,052	677

	$10,244	$11,369

4 Selling Expenses

     Selling expenses consist primarily of commissions paid to various marketing agencies. Commission expense totaled $1,039,000, $1,620,000, and $2,579,000 in fiscal 2003, 2002, and 2001, respectively. Advertising costs which are expensed as incurred totaled $144,000 $362,000, and $579,000 for fiscal 2003, 2002, and 2001, respectively.

5 Significant Customers and Industry Segment Information

     The Company has five reportable segments: Giga-tronics Instrument Division, ASCOR, Microsource, DYMATiX, and Corporate. Giga-tronics Instrument division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments or devices. DYMATiX, which includes Viking Semiconductor Equipment, Inc. and Ultracision, Inc., manufactures and markets optical inspection equipment used to test semiconductor devices. Corporate handles the financing needs of each segment and lends funds to each segment as required.

     The accounting policies for the segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes. Segment net sales includes sales to external customers. Segment pre-tax loss includes an allocation for corporate expenses, amortization of goodwill, and interest expense on borrowings from Corporate. Corporate expenses are allocated to the reportable segments based principally on full time equivalent headcount. Interest expense is charged at approximately prime which is currently 5% for cash required by each segment. Goodwill associated with acquisitions are recorded as assets of the individual segments. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses and other long-term assets. The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller. During the periods reported there were no significant inter-segment sales or transfers.

     The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different marketing strategies. All of the businesses except for Giga-tronics Instrument Division were acquired. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment. The tables below present information for the fiscal years ended in 2003, 2002 and 2001:

     March 29, 2003 (In thousands):

	Instrument Division	ASCOR	Microsource	DYMATiX	Corporate	Total

Revenue	$9,305	$3,830	$7,687	$1,459	$—	$22,281
Interest income	17	28	2	—	61	108
Interest expense	(36)	—	(460)	(258)	706	(48)
Depreciation and amortization	556	108	1,250	40	—	1,954
Pre-tax income (loss)	(3,477)	(473)	(999)	(2,594)	879	(6,664)
Assets	9,492	4,559	7,480	3,596	(3,338)	21,789

     March 30, 2002 (In thousands):

	Instrument Division	ASCOR	Microsource	DYMATiX	Corporate	Total

Revenue	$21,559	$3,768	$10,036	$3,673	$—	$39,036
Interest income	28	74	0	4	69	175
Interest expense	(130)	0	(561)	(234)	813	(112)
Depreciation and amortization	593	138	1,408	77	—	2,216
Income before taxes and accounting change	(548)	(655)	(3,011)	(1,182)	934	(4,462)
Assets	12,122	3,479	9,661	4,037	3,581	32,880

     March 31, 2001 (In thousands):

	Instrument Division	ASCOR	Microsource	DYMATiX	Corporate	Total

Revenue	$25,001	$7,503	$13,208	$8,447	$—	$54,159
Interest income	25	93	6	3	109	236
Interest expense	(196)	(4)	(744)	(354)	1,267	(31)
Depreciation and amortization	604	148	1,270	98	—	2,120
Income before taxes and accounting change	1,193	1,436	(985)	434	1,383	3,461
Assets	15,518	4,172	11,937	5,236	455	37,318

     The Company’s Giga-tronics Instrument Division, ASCOR, and Microsource segments sell to agencies of the U.S. Government and U.S. defense-related customers. In fiscal 2003, 2002, and 2001 U.S. Government and U.S. defense-related customers accounted for 39%, 17%, and 11%, of sales, respectively. During fiscal 2003, a Japanese distributor of the Company, Midoriya, accounted for less than 10% of the Company’s revenues and a negligible amount outstanding in accounts receivable. During 2002 and 2001, Midoriya accounted for 16% and 10% of the Company’s consolidated sales, respectively. At fiscal 2002 year end, Midoriya had a negligible amount outstanding in accounts receivable while they composed about 11% of receivables at the fiscal year end of 2001.

     Export sales accounted for 23%, 44%, and 41% of the Company’s sales in fiscal 2003, 2002, and 2001, respectively. Export sales by geographical area are shown below:

Years ended
(In thousands)	March 29, 2003	March 30, 2002	March 31, 2001

Americas	$306	$1,112	$4,256
Europe	2,075	4,860	6,831
Asia	1,766	9,412	9,512
Rest of world	964	1,721	1,473

	$5,111	$17,105	$22,072

6 Earnings (loss) per Share

     Net earnings (loss) and shares used in per share computations for the years ended March 29, 2003, March 30, 2002 and March 31, 2001 are as follows:

Years ended
(In thousands except per share data)	March 29, 2003	March 30, 2002	March 31, 2001

Net earnings (loss)	$(10,762)	$(2,102)	$1,901
Weighted average:
Common shares outstanding	4,663	4,604	4,474
Potential common shares	—	—	329
Common shares assuming dilution	4,663	4,604	4,803
Net earnings (loss) per share of common stock	$(2.31)	$(0.46)	$0.42
Net earnings (loss) per share of common stock assuming dilution	$(2.31)	$(0.46)	$0.40
Stock options not included in computation	528	550	57

     The number of stock options not included in the computation of diluted earnings per share (EPS) for the period ended March 29, 2003 and March 30, 2002 is a result of the Company’s loss from continuing operations and therefore the options are antidilutive. The number of stock options not included in the computation of diluted EPS for the period ending March 31, 2001 reflects stock options where the exercise prices were greater than the average market price of the common shares and are therefore antidilutive.

7 Income Taxes

Following are the components of the provision (benefit) for income taxes:

Years ended
(In thousands)	March 29, 2003	March 30, 2002	March 31, 2001

Current:
Federal	$—	$(760)	$1,063
State	4	4	66

	4	(756)	1,129
Deferred:
Federal	2,885	(1,143)	58
State	1,200	(510)	(263)

	4,085	(1,653)	(205)
Charge in lieu of taxes attributable to employer stock option plans	9	49	58
Goodwill, for initial recognition of acquired tax benefits that previously were included in the valuation allowance	—	—	58

Provision (benefit) for income taxes	$4,098	$(2,360)	$1,040

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Years ended
(In thousands)	March 29, 2003	March 30, 2002

Current tax assets, net	$0	$4,841
Noncurrent tax asset (liabilities)	0	(546)

Net deferred taxes	$0	$4,295

Future state tax effect	(417)	(274)
Allowance for doubtful accounts	151	154
Fixed asset depreciation	(203)	(586)
Inventory reserves and additional costs capitalized	3,272	3,309
Accrued vacation	152	191
Accrued warranty	368	334
Other accrued liabilities	256	217
Net operating loss carryforward	7,469	5,964
Income tax credits	1,894	1,317
Valuation allowances	(12,942)	(6,331)

	$0	$4,295

Years ended
(In thousands except percentages)	March 29, 2003		March 30, 2002		March 31, 2001

Statutory federal income tax (benefit)	$(2,266)	(34.0)%	$(1,517)	(34.0)%	$1,176	34.0%
Beginning of year change in deferred Tax asset valuation allowance	7,176	107.8	117	2.6	—	—
State income tax, net of federal benefit	(253)	(3.8)	(143)	(3.2)	200	5.8
Nontax deductible expenses	9	0.1	9	0.2	6	0.2
Tax credits	(577)	(8.7)	(894)	(20.0)	(297)	(8.6)
Goodwill and patent amortization	—	—	142	3.2	60	1.7
Interest income exempt from federal tax	—	—	(82)	(1.8)	(58)	(1.7)
Other	9	.1	8	.3	(47)	(1.4)
Effective income tax expense (benefit)	$4,098	61.5%	$(2,360)	(52.7)%	$1,040	30.0%

     The change in valuation allowance from March 30, 2002 to March 29, 2003 an increase of was $6,611,000. The change in valuation allowance from March 31, 2001 to March 30, 2002 was a decrease of $161,000. The change in valuation allowance from March 25, 2000 to March 31, 2001 was a decrease of $395,000.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. The Company is presently unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. Accordingly, the Company has provided a valuation allowance on its net deferred tax assets for the year ended March 29, 2003.

     During the year ended March 27, 1999, the Company acquired approximately $7,600,000 of deferred tax assets in the acquisition of Microsource, which was fully offset by a valuation allowance. Subsequent recognition of tax benefits relating to the valuation allowance for deferred tax assets of Microsource are allocated to goodwill and the remainder to income tax benefit. As of March 31, 2002, goodwill had been reduced by $452,000 for the tax benefits realized from the Microsource deferred tax assets.

     During the year ended March 30, 2002 and March 31, 2001, disqualifying employee stock option dispositions resulted in an income tax deduction to the Company of approximately $122,000 and $145,000 respectively, and a tax benefit of approximately $49,000 and $58,000 respectively. The tax benefit has been reflected as an increase to the Company’s paid-in capital in the accompanying financial statements.

8 Stock Options and Employee Benefit Plans

Stock Option Plan      The Company established a 1990 Stock Option Plan which provided for the granting of options for up to 700,000 shares of common stock. The 1990 Plan expired during the 2001 fiscal year. The Company subsequently established the 2000 Stock Option Plan, which provides for the granting of options for up to 700,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Options granted vest in one or more installments as set forth in the relevant option agreements and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR’s), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 29, 2003, no SAR’s have been granted under the option plan. As of March 29, 2003, the total number of shares of common stock available for issuance is 385,350 under the 2000 stock option plan. All outstanding options have a term of five years.

Following is a summary of stock option activity:

	Per Share Weighted
	Average Fair Value	Options	Total Options	Weighted Average
	Of Options Granted	Exercisable	Outstanding	Fair Value

Outstanding as of March 25, 2000		131,424	553,985	2.514

Exercised			(84,212)	2.247
Forfeited			(89,737)	4.786
Granted	$6.407		214,700	6.407

Outstanding as of March 31, 2001		143,988	594,736	$3.610

Exercised			(67,275)	2.163
Forfeited			(145,437)	3.783
Granted	$4.290		168,150	4.290

Outstanding as of March 30, 2002		194,437	550,174	$3.838

Exercised			(12,188)	2.094
Forfeited			(113,750)	4.097
Granted	$2.605		104,000	2.605

Outstanding as of March 29, 2003		269,874	528,236	$3.580

Options Outstanding and Exercisable as of March 29, 2003, by Price Range

	Total	Weighted Average	Weighted	Number	Weighted
Range of	Options	Remaining	Average	of Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
From $1.22 to $2.09	173,036	1.31	$1.968	148,036	$2.094
From $2.12 to $5.75	303,700	2.99	3.895	96,088	3.865
From $6.13 to $8.88	51,500	2.38	7.140	25,750	7.140

From $1.22 to $8.88	528,236	2.38	$3.580	269,874	$3.206

Employee Stock Purchase Plan     Under the Company’s Employee Stock Purchase Plan (the Purchase Plan), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of March 29, 2003, 67,337 shares remain available for issuance under the Purchase Plan. The weighted average fair value of the purchase rights granted in fiscal 2003 was $1.100.

401(k) Plan     The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans up to 20% of their defined compensation. The Company is required to match a percentage of the participants’ contributions in accordance with the plan. Participants vest ratably in Company contributions over a four-year period. Company contributions to the plans for fiscal 2003, 2002, and 2001 were approximately $159,000, $185,000, and $208,000, respectively.

9 Commitments

     The Company leases a 47,300 square foot facility located in San Ramon, California, under a twelve-year lease (as amended) that commenced in April 1994. The Company leases a 18,756 square foot facility located in Fremont, California, under a seven-year lease that commenced in July 1999. The Company leases a 33,439 square foot facility located in Santa Rosa, California, under a twenty-year lease that commenced in July 1993 and amended in April 2003. These facilities accommodate all of the Company’s present operations. The Company also has acquired equipment under capital and leases other equipment under operating leases. The future minimum lease payments for operating equipment and facility leases are shown below:

Fiscal years
(In thousands)

2004	$1,286
2005	1,312
2006	1,325
2007	932
2008	341
Thereafter	1,762

$6,958

The aggregate rental expense was $2,063,000, $1,951,000, and $1,816,000 in fiscal 2003, 2002, and 2001, respectively.

     As of March 29, 2003, Property and Equipment includes equipment under capital lease of $241,000 and related accumulated amortization of $95,000. As of March 30, 2002, Property and Equipment includes equipment under capital lease of $491,000 and related accumulated amortization of $223,000. The future minimum lease payments for capital leases are shown below:

Fiscal years
(In thousands)

2004	$81
2005	10

Total	91
Less interest costs	5

Present value of minimum lease payments	86
Less current portion	76

Long term portion of capital lease obligations	$10

     The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 29, 2003, total non-cancelable purchase orders were approximately $1,142,000 through fiscal 2004 and $187,000 beyond fiscal 2004 and were scheduled to be delivered to the Company at various dates through March 2004.

10 Warranty Obligations

     The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, which the Company adopted in December 2002, require disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

Years ended
(In thousands)	March 29, 2003	March 30, 2002	March 31, 2001

Balance at beginning of year	$779	$731	$553
Provision for current year sales	750	875	794
Warranty costs incurred	(670)	(827)	(616)

Balance at end of year	$859	$779	$731

I N D E P E N D E N T A U D I T O R S’ R E P O R T

The Board of Directors and Shareholders
Giga-tronics Incorporated:

     We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated and subsidiaries as of March 29, 2003 and March 30, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended March 29, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giga-tronics Incorporated and subsidiaries as of March 29, 2003 and March 30, 2002, and the results of their operations and their cash flows for each of the years in the three year period ended March 29, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective March 26, 2000, the Company changed its method of accounting for certain equipment sales.

/s/
KPMG LLP

Mountain View, California
May 2, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2003.

GIGA-TRONICS INCORPORATED
EXECUTIVE OFFICERS

Name	Age	Position

George H. Bruns, Jr.	84	Chief Executive Officer since January, 1995, Chairman of the Board and a Director of the Company. He provided seed financing for the Company in 1980 and has been a Director since inception. Mr. Bruns is General Partner of The Bruns Company, a private venture investment and management consulting firm. Mr. Bruns is Director of Testronics, Inc. of McKinney, Texas.

Mark H. Cosmez II	51	Vice President, Finance/Chief Financial Officer, Giga-tronics since October 1997. Before joining Giga-tronics, Mr. Cosmez was the Chief Financial Officer for Pacific Bell Public Communications. Prior to 1997, he was the Vice President of Finance and Chief Financial Officer for International Microcomputer Software Inc., a NASDAQ-traded software company.

Jeffrey T. Lum	57	President, ASCOR, Inc. since November 1987. Mr. Lum founded ASCOR in 1987 and has been President since inception. Before founding ASCOR, Mr. Lum was Vice President and founder of Autek Systems Corporation.

Daniel S. Markowitz	52	President, DYMATiX, a joint venture between Ultracision, Inc. and Viking Semiconductor Equipment, Inc. since January 2000. Also, President of Ultracision, Inc. and Viking Semiconductor Equipment, Inc. since April 1999. Assistant to the Chairman of Giga-tronics, Inc. from September 1998 to March 1999. Vice President, Automation Products, Ultracision, Inc. from February 1996 to August 1998. Mr. Markowitz was the General Manager of Mar Engineering from September 1993 to January 1996. Mar Engineering is a manufacturer of precision machined components for the aerospace industry.

William E. Wilson	63	President of Microsource, Inc. since April 2001. Mr. Wilson has been a director of the Company since December 1998. Before joining the Company as the President of Microsource, Inc., Mr. Wilson was the Chairman and CEO of Microwave Technology Incorporated of Fremont, CA, a producer of Microwave Devices and Amplifiers with broad application to defense electronics, telecommunications and the test and measurement industries.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the Company’s compensation of its executive officers is set forth under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of its Proxy Statement for the 2003 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2003 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be included in this annual report have been made known to them in a timely fashion. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

          The following financial statements and schedules are filed or incorporated by reference as a part of this report.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Form 10K
Financial Statements	(Page No.)

Consolidated Balance Sheets - As of March 29, 2003 and March 30, 2002	19

Consolidated Statements of Operations - Years Ended March 29, 2003, March 30, 2002 and March 31, 2001	20

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - Years Ended March 29, 2003, March 30, 2002 and March 31, 2001	21

Consolidated Statements of Cash Flows - Years Ended March 29, 2003, March 30, 2002 and March 31, 2001	22

Notes to Consolidated Financial Statements	23 - 33

Independent Auditors’ Report	34

Form 10-K
(a)(2) Schedules	(Page No.)

Report on Financial Statement Schedule and Consent of Independent Auditors	43

Schedule II - Valuation and Qualifying Accounts	44

     All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     Except for those portions thereof incorporated by reference in this Form 10-K, the 2003 Annual Report and the Proxy Statement are not to be deemed filed as part of this report.

     (a)(3) Exhibits

               Reference is made to the Exhibit Index which is found on page 41 of this Annual Report on Form 10-K.

     (b)     Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

By	/s/ GEORGE H. BRUNS JR. George H. Bruns, Jr. Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GEORGE H. BRUNS JR George H. Bruns, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	5/27/2003 (Date)

/s/ MARK H.COSMEZ II Mark H. Cosmez II	Vice President, Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)	5/27/2003 (Date)

/s/ JAMES A. COLE	Director	5/20/2003

James A. Cole		(Date)

/s/ KENNETH A HARVEY	Director	5/22/2003

Kenneth A. Harvey		(Date)

/s/ ROBERT C. WILSON	Director	5/23/2003

Robert C. Wilson		(Date)

/s/ WILLIAM E. WILSON	Director	5/22/2003

William E. Wilson		(Date)

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

Date: May 27, 2003

/s/ GEORGE H. BRUNS JR. George H. Bruns, Jr. Chief Executive Officer

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

Date: May 27, 2003

/s/ MARK H. COSMEZ II Mark H. Cosmez II Chief Financial Officer

GIGA-TRONICS INCORPORATED
INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.

3.2	By-laws of Registrant, as amended, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 28, 1998, and incorporated herein by reference.

4.1	Rights Agreement dated as of November 6, 1998 between Giga-tronics Incorporated and ChaseMellon Shareholder Services LLC, as previously filed on November 9, 1998 as Exhibit 4.1 to Form 8-K and incorporated herein by reference.

10.1	1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on November 3, 1997 as Exhibit 99.1 to Form S-8 (33-39403) and incorporated herein by reference.**

10.2	Standard form Indemnification Agreement for Directors and Officers, previously filed on June 21, 1999, as Exhibit 10.2 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.**

10.3	Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as Exhibit 10.12 to Form 10-K for the fiscal year ended March 26, 1994 and incorporated herein by reference.

10.4	Employee Stock Purchase Plan, previously filed on August 29, 1997, as Exhibit 99.1 to Form S-8 (33-34719), and incorporated herein by reference.**

10.8	2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference.**

21*	Significant Subsidiaries.

23.1*	Report on Financial Statement Schedule and Consent of Independent Auditors. (See page 43 of this Annual Report on Form 10-K.)

99.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

99.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

* Attached as exhibits to this Form 10-K.

** Management contract or compensatory plan or arrangement.