Form 10-Q
period 2003-06-28
GIGA TRONICS INC
filed 2003-08-11
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended June 28, 2003, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to______________

Commission File No.	0-12719

GIGA-TRONICS INCORPORATED

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2656341 (IRS Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA (Address of principal executive offices)	94583 (Zip Code)

Registrant’s telephone number:	(925) 328-4650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Common stock outstanding as of August 7, 2003:	4,693,080 shares

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act).
Yes ☐      No ☑

GIGA-TRONICS INCORPORATED

INDEX

		Page No.

PART I — FINANCIAL INFORMATION
ITEM 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 28, 2003 and March 29, 2003 (unaudited)	3
	Condensed Consolidated Statements of Operations, three months ended June 28, 2003 and June 29, 2002 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows, three months ended June 28, 2003 and June 29, 2002 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2	Management’s Discussion and Analysis of Operations and Financial Condition	10
ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	13
ITEM 4	Controls and Procedures	13
PART II — OTHER INFORMATION
ITEM 1	Legal Proceedings	13
ITEM 2 TO 5	Not applicable
ITEM 6	Exhibits and Reports on Form 8-K	13
SIGNATURES		14

ITEM 1

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 28, 2003	March 29, 2003

Assets
Current assets
Cash and cash equivalents	$3,811	$5,005
Trade accounts receivable, net	2,737	3,245
Inventories	7,691	10,244
Income tax refund receivable	100	100
Prepaid expenses	459	488

Total current assets	14,798	19,082
Property and equipment, net	1,893	2,274
Other assets	416	433

Total assets	$17,107	$21,789

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,507	$1,723
Accrued commissions	226	249
Accrued payroll and benefits	985	1,038
Accrued warranty	805	859
Customer advances	141	796
Obligations under capital lease	70	76
Income taxes payable	4	—
Other current liabilities	697	719

Total current liabilities	4,435	5,460
Obligations under capital lease, net of current portion	3	10
Deferred rent	341	359

Total liabilities	4,779	5,829

Shareholders’ equity
Preferred stock of no par value
Authorized 1,000,000 shares; no shares outstanding at June 28, 2003 and March 29, 2003	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,693,080 shares at June 28, 2003 and 4,693,080 shares at March 29, 2003 issued and outstanding	12,695	12,695
Retained earnings	(367)	3,265

Total shareholders’ equity	12,328	15,960

Total liabilities and shareholders’ equity	$17,107	$21,789

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended

	June 28, 2003	June 29, 2002

Net sales	$5,239	$5,731
Cost of sales	3,876	3,930

Gross profit	1,363	1,801
Product development	988	1,488
Selling, general and administrative	1,644	1,681
Amortization of intangibles	—	4

Operating expenses	2,632	3,173
Operating loss	(1,269)	(1,372)
Other expense	—	(26)
Interest income, net	93	67

Loss from continuing operations before provision (benefit) for income taxes	(1,176)	(1,331)
Provision (benefit) for income taxes	4	(100)

Loss from continuing operations	(1,180)	(1,231)
Loss on discontinued operations, net of income taxes	(2,452)	(368)

Net loss	$(3,632)	$(1,599)

Basic and diluted loss per share:
From continuing operations	$(0.25)	$(0.26)
On discontinued operations	(0.52)	(0.08)

Basic and diluted net loss per share	$(0.77)	$(0.34)

Shares used in per share calculation:
Basic and dilutive	4,693	4,656

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended

	June 28, 2003	June 29, 2002

Cash flows provided from operations:
Net loss	$(3,632)	$(1,599)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	436	492
(Gain)/Loss on sale of equipment	4	(4)
Changes in operating assets and liabilities	2,071	(496)

Net cash used in operations	(1,121)	(1,607)

Cash flows from investing activities:
Additions to property and equipment	(21)	(79)
Proceeds from sale of equipment	(4)	7
Other assets	(17)	163

Net cash (used in) provided by investing activities	(42)	91

Cash flows from financing activities:
Issuance of common stock	—	26
Payments on capital lease and other long term obligations	(31)	(43)

Net cash used in financing activities	(31)	(17)

Decrease in cash and cash equivalents	(1,194)	(1,533)
Cash and cash equivalents at beginning of period	5,005	7,180

Cash and cash equivalents at end of period	$3,811	$5,647

Supplementary disclosure of cash flow information:

(1)	No cash was paid for income taxes in the three month period ended June 28, 2003. Cash paid for income taxes in the three month period ended June 29, 2002 was $2.

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The condensed financial statements included herein have been prepared by Giga-tronics (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 29, 2003.

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

(2)	Discontinued Operations

During the first quarter of 2004, the Company decided to discontinue the operations of its DYMATiX division, which was previously a separately reported segment. Individual customers have been notified of these plans and the necessary staffing reductions have taken place in order to substantially complete the shut-down of the division. The long lived assets of DYMATiX have effectively been abandoned as of June 28, 2003. The Company will make arrangements for ongoing service for existing DYMATiX customers. Beginning in the first quarter of Fiscal 2004, the Company’s results of operations have been adjusted to reflect the results of the discontinued operations of the DYMATiX division for all periods presented herein. For the three months ended June 28, 2003, the net impact of the deconsolidation of this division was a reduction in revenue and net loss of $174,000 and $2,452,000, respectively. For the three months ended June 29, 2002, the net impact of the deconsolidation of this division was a reduction in revenue and net loss of $277,000 and $368,000, respectively.

(3)	Revenue

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

(4)	Inventories

Inventories consist of the following (in thousands):

	June 28, 2003	March 29, 2003

Raw materials	$4,566	$4,669
Work-in-process	2,111	3,427
Finished goods	846	1,096
Loaned Inventory	168	1,052

Total inventory	$7,691	$10,244

(5)	Earnings Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options’ exercise price was above the average market price during the period. The shares used in per share computations are as follows (in thousands):

	Three Months Ended

	June 28, 2003	June 29, 2002

Weighted average:
Common shares outstanding	4,693	4,656
Dilutive potential common shares	—	—

Common shares assuming dilution	4,693	4,656

Number of stock options not included in the computation	525	606

All stock options outstanding were excluded from the computation of diluted EPS for the three month periods ended June 28, 2003 and June 29, 2002 because the options are antidilutive. The weighted average exercise price of excluded options was $3.57 and $3.74 as of June 28, 2003 and June 29, 2002, respectively.

(6)	During the first quarter of fiscal year 2004, the Company adopted SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FAS 123. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended

(In thousands except per share data)	June 28, 2003	June 29, 2002

Net loss, as reported	$(3,632)	$(1,599)
Deduct:
Stock-based compensation expense included in reported net earnings, net of related tax effects	—	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards net of related tax effects	(46)	(47)

Pro forma net earnings	$(3,678)	$(1,646)

Net loss per share — Basic:
As reported	$(0.77)	$(0.34)
Pro forma	(0.78)	(0.35)
Net loss per share — Diluted:
As reported	(0.77)	(0.34)
Pro forma	(0.78)	(0.35)

(7)	Significant Customers and Industry Segment Information

The Company has four reportable segments: Giga-tronics Instrument Division, ASCOR, Microsource and Corporate. Giga-tronics Instrument division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments and devices.

Information on reportable segments is as follows (in thousands):

	Three Months Ended

	June 28, 2003		June 29, 2002

		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)

Giga-tronics Instrument	$2,107	$(812)	$2,127	$(1,743)
ASCOR	1,394	(194)	1,212	(73)
Microsource	1,738	(419)	2,392	309
Corporate	—	249	—	176

Total	$5,239	$(1,176)	$5,731	$(1,331)

(8)	Warranty Obligations

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

Quarters ended
(In thousands)	June 28, 2003	June 29, 2002

Balance at beginning of quarter	$858	$778
Provision for current quarter sales	175	255
Warranty costs incurred	(228)	(260)

Balance at end of quarter	$805	$773

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION

The forward-looking statements included in this report including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends” and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in the Giga-tronics’ annual report on Form 10-K for the fiscal year ended March 29, 2003 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

GENERAL

Giga-tronics designs, manufactures, and markets microwave and radio frequency signal generation and power measurement instruments, switching devices, and YIG tuned oscillators. These products have broad applications in both defense electronics and wireless telecommunications.

THREE MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

During the latter part of the first quarter, Giga-tronics decided to discontinue the operations at its DYMATiX division due to the substantial losses incurred over the last two years. Losses related to the discontinued operations were approximately $2,452,000 for the three months ended June 28, 2003.

Total orders from continuing operations for the three-month period were $2,818,000 compared to $2,828,000 for the comparable period last year. New orders were flat primarily due to strength in military orders offset by the continuing order weakness in our commercial business. Orders at the Instrument division increased 1% ($30,000) in the first quarter of FY 2004 versus the prior year. Orders for ASCOR were 62% ($696,000) lower for the first quarter versus last year. Orders at Microsource were 31% ($94,000) lower than orders before reversal for the comparable quarter last year. In the first quarter of last year Microsource restructured an order with a long-term customer resulting in an order reversal of approximately $750,000. Backlog at June 28, 2003 was $14,316,000 (about $5,680,000 is expected to be shipped within one year) as compared to $19,059,000 (about $5,596,000 was expected to be shipped within one year) on June 29, 2002. Of the $5,596,000 in orders considered shippable within one year as of June 29, 2002, since that date through June 28, 2003, the Company rescheduled (and reclassified as not shippable within one year) shipments for orders of $1,056,000 net and recorded cancellations of orders for $482,000.

Net sales from continuing operations for the three-month period ended June 28, 2003 decreased 9% ($492,000) compared with the same period last year. Sales at the Instrument division decreased 1% ($20,000) primarily due to weak backlog as compared to the same period a year ago. ASCOR sales during the quarter increased 15% ($182,000) compared to last year primarily due to strong backlog. Sales at Microsource decreased 27% ($654,000) in the quarter primarily due to timing of delivery commitments on existing orders in backlog.

Cost of sales on continuing operations decreased 1% ($54,000) in the quarter ended June 28, 2003 from the similar period a year ago. The decrease was primarily attributable to the 9% decline in sales offset with the product mix shipped in the quarter.

Operating expenses on continuing operations for the three-month period decreased 17% ($541,000) compared with the same period last year. Research and development expenses on continuing operations for the three-month period decreased 34% ($500,000) compared with the prior year. The decrease was primarily due to a reduction in product development costs associated a new product being designed at the Instrument division that was discontinued last year. Selling, general and administrative expenses on continuing operations were down 2% ($37,000) compared with the same period a year ago due to decreases in marketing expenses of $62,000 and administrative expenses of $71,000, offset by higher commission expenses of $96,000, due to an increase in commissionable sales in the quarter. These expense reductions were primarily personnel reductions as well as decreases in rent expense due to renegotiated lease terms. Amortization of intangibles decreased 100% ($4,000) as compared to the prior year. The decrease in the amortization of intangibles is a result of the full amortization of patents and licenses that occurred last quarter at the Microsource division. Interest income for the three month period decreased from the prior year due to lower interest rates on cash available for investment and the lower cash level.

The pre-tax loss from continuing operations was reduced by 12% ($155,000) to $1,176,000 compared to the same period last year as our improved cost structure helped offset the reduction in sales. The net loss from continuing operations for the first quarter improved 4% ($51,000) to $1,180,000 versus $1,231,000 last year.

FINANCIAL CONDITION AND LIQUIDITY

Giga-tronics had working capital of $10,363,000 and a ratio of current assets to current liabilities of 3.3 to 1.0 at June 28, 2003. Giga-tronics continues to fund all of its working capital needs from existing cash and operating cash flows.

Cash and cash equivalents at June 28, 2003 decreased $1,194,000 from March 29, 2003. Cash used by operations during the quarter was $1,121,000. In addition, Giga-tronics spent $21,000 on new manufacturing and test equipment and other capital items. Giga-tronics intends to continue investing in capital items that support growth and new product development, raise productivity, and improve the quality of its products. Historically, the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for at least the next twelve months.

Management believes that cash and cash equivalents remain adequate to meet anticipated operating needs. Discontinued operations should reduce cash used in operations. In the prior year, the discontinued operations used approximately $1,000,000 in cash. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.

OUTLOOK

The wireless telecommunications market continues to be weak, however Giga-tronics has recently seen an increase in inquiries for our products. New orders in the military sector are showing indications of increased strength, but the economic downturn continues to impact capital spending in many of our commercial markets and has resulted in declining product orders in that sector. Our cost reduction programs, including reductions in personnel and new lease terms, are on track and have positioned Giga-tronics to take full advantage of any potential opportunities in our market. Giga-tronics will continue monitoring our cost structure and will make appropriate changes when needed. With the discontinuing operations at the Dymatix division, Giga-tronics will be able to focus on its core business in order to release new products more quickly to market. The Company has recently released the first in a new line of microwave synthesizers that have been well received in the marketplace. This demonstrates our commitment in new product development. We intend to continue research and development in order to expand our product lines and update our existing lines with additional features. While the management at the Microsource division hopes that prospects for new orders will improve results for the balance of the fiscal year, its short-term growth will be less than previously anticipated as there are timing delays associated with currently booked orders.

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

As part of our business strategy, Giga-tronics has in the past broadened its product lines and expand its markets, in part through the acquisition of other business entities, and it may do so in the future. The Company acquired Microsource, Inc. in fiscal 1999 in a transaction accounted for as a purchase. The Company is subject to various risks in connection with past and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company’s business, the inability of the Company’s management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company’s product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company’s business. Giga-tronics currently contemplates that future acquisitions may involve the issuance of additional shares of the Company’s common stock. Any such issuance may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company’s common stock.

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

PART II — OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

As of August 11, 2003, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

(b)	Reports on Form 8-K

Form 8-K filed on May 9, 2003, reporting under Item 9, announcing the Company’s results for the fiscal quarter and year ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	8/11/03	/s/ GEORGE H. BRUNS, JR. George H. Bruns, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	8/11/03	/s/ MARK H. COSMEZ II Mark H. Cosmez II Vice President, Finance Chief Financial Officer and Secretary (Principal Accounting Officer)