Form 10-Q
period 2003-09-27
GIGA TRONICS INC
filed 2003-11-06
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the period ended September 27, 2003 or

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

Yes     (X)           No (  )

Common stock outstanding as of November 3, 2003:	4,703,786 shares

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act).
Yes [  ]     No [X]

GIGA-TRONICS INCORPORATED

INDEX

		Page No.

PART I - FINANCIAL INFORMATION
ITEM 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 27, 2003 and March 29, 2003 (unaudited)	3
	Condensed Consolidated Statements of Operations, three and six months ended September 27, 2003 and September 28, 2002 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows, six months ended September 27, 2003 and September 28, 2002 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2	Management’s Discussion and Analysis of Operations and Financial Condition	10
ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	13
ITEM 4	Controls and Procedures	13
PART II - OTHER INFORMATION
ITEM 1	Legal Proceedings	13
ITEM 2 AND 3	Not applicable
ITEM 4	Submission of Matters to a Vote of Security Holders	13
ITEM 5	Not applicable
ITEM 6	Exhibits and Reports on Form 8-K	14
SIGNATURES		15

ITEM 1

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	Sept. 27, 2003	March 29, 2003

Assets
Current assets
Cash and cash equivalents	$4,132	$5,005
Trade accounts receivable, net	2,292	3,245
Inventories	7,190	10,244
Income tax refund receivable	—	100
Prepaid expenses	347	488

Total current assets	13,961	19,082
Property and equipment, net	1,689	2,274
Other assets	388	433

Total assets	$16,038	$21,789

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$976	$1,723
Accrued commissions	240	249
Accrued payroll and benefits	1,005	1,038
Accrued warranty	784	859
Customer advances	70	796
Obligations under capital lease	45	76
Other current liabilities	737	719

Total current liabilities	3,857	5,460
Obligations under capital lease, net of current portion	—	10
Deferred rent	325	359

Total liabilities	4,182	5,829

Shareholders’ equity
Preferred stock of no par value
Authorized 1,000,000 shares; no shares outstanding at Sept. 27, 2003 and March 29, 2003	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,703,786 shares at Sept. 27, 2003 and 4,693,080 shares at March 29, 2003 issued and outstanding	12,706	12,695
Retained earnings (deficit)	(850)	3,265

Total shareholders’ equity	11,856	15,960

Total liabilities and shareholders’ equity	$16,038	$21,789

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net sales	$5,135	$5,112	$10,374	$10,843
Cost of sales	3,220	3,384	7,096	7,314

Gross profit	1,915	1,728	3,278	3,529
Product development	865	1,042	1,853	2,530
Selling, general and administrative	1,420	1,571	3,064	3,252
Amortization of intangibles	—	6	—	10

Operating expenses	2,285	2,619	4,917	5,792
Operating loss	(370)	(891)	(1,639)	(2,263)
Other expense	—	(45)	—	(71)
Interest income, net	13	18	10	30

Loss from continuing operations before income taxes	(357)	(918)	(1,629)	(2,304)
Provision (benefit) for income taxes	—	—	4	(100)

Loss from continuing operations	$(357)	$(918)	$(1,633)	$(2,204)
Loss on discontinued operations, net of income taxes	(126)	(380)	(2,482)	(693)

Net loss	$(483)	$(1,298)	$(4,115)	$(2,897)

Basic and diluted net loss per share:
From continuing operations	$(0.08)	$(0.20)	$(0.35)	$(0.47)
On discontinued operations	(0.02)	(0.08)	(0.53)	(0.15)

Basic and diluted net loss per share	$(0.10)	$(0.28)	$(0.88)	$(0.62)

Shares used in per share calculation:
Basic and dilutive	4,696	4,666	4,695	4,661

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended

	September 27, 2003	September 28, 2002

Cash flows provided from operations:
Net loss	$(4,115)	$(2,897)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	671	1,006
Loss/(Gain) on sale of equipment	8	(4)
Deferred income taxes	—	(3)
Changes in operating assets and liabilities	2,676	1,305

Net cash used in operations	(760)	(593)
Cash flows from investing activities:
Purchases of property and equipment	(29)	(100)
Proceeds from sale of equipment	—	14
Other assets	(20)	136

Net cash (used in) provided by investing activities	(49)	50

Cash flows from financing activities:
Issuance of common stock	11	44
Payments on capital lease and other long term obligations	(75)	(80)

Net cash used in financing activities	(64)	(36)

Decrease in cash and cash equivalents	(873)	(579)
Cash and cash equivalents at beginning of period	5,005	7,180

Cash and cash equivalents at end of period	$4,132	$6,601

Supplementary disclosure of cash flow information:

(1)	Cash paid for income taxes in the six month period ended Sept. 27, 2003 was $4. Cash paid for income taxes in the six month period ended Sept. 28, 2002 was $2.

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

During the first quarter of fiscal year 2004, the Company decided to discontinue the operations of DYMATiX, which was previously a separately reported segment. Individual customers were notified of these plans and the necessary staffing reductions have taken place in order to substantially complete the shut-down of the division. The long lived assets of DYMATiX were effectively abandoned as of June 28, 2003. The Company will make arrangements for ongoing service for existing DYMATiX customers. Beginning in the first quarter of Fiscal 2004, the Company’s results of operations have been adjusted to reflect the results of the discontinued operations of the DYMATiX segment for all periods presented herein. For the three months ended September 27, 2003, the net impact of the discontinuance of this segment was a reduction in revenue and net loss of $266,000 and $126,000, respectively. For the six months ended September 27, 2003, the net impact of the discontinuance of this segment was a reduction in revenue and net loss of $440,000 and $2,482,000, respectively. For the three months ended September 28, 2002, the net impact of the discontinuance of this segment was a reduction in revenue and net loss of $427,000 and $380,000, respectively. For the six months ended September 28, 2002, the net impact of the discontinuance of this segment was a reduction in revenue and net loss of $704,000 and $693,000, respectively.

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

(4)	Inventories

Inventories consist of the following (in thousands):

	Sept. 27, 2003	March 29, 2003

Raw materials	$4,310	$4,669
Work-in-process	2,120	3,427
Finished goods	570	1,096
Loaned Inventory	190	1,052

Total inventory	$7,190	$10,244

(5)	Earnings Per Share

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

	Three Months Ended		Six Months Ended

	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Weighted average:
Common shares outstanding	4,696	4,666	4,695	4,661
Dilutive potential common shares	—	—	—	—

Common shares assuming dilution	4,696	4,666	4,695	4,661

Number of stock options not included in the computation	571	587	571	587

All stock options outstanding were excluded from the computation of diluted EPS for the three and six month periods ended September 27, 2003 and September 28, 2002 because the options are antidilutive. The weighted average exercise price of excluded options was $3.37 and $3.76 as of Sept. 27, 2003 and Sept. 28, 2002, respectively.

(6)	During the first quarter of fiscal year 2004, the Company adopted SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
(In thousands except per share data)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net loss, as reported	$(483)	$(1,298)	$(4,115)	$(2,897)
Deduct:
Stock- based compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards net of related tax effects	(49)	(47)	(97)	(93)

Pro forma net loss	$(532)	$(1,345)	$(4,212)	$(2,990)

Net loss per share – Basic:
As reported	$(0.10)	$(0.28)	$(0.88)	$(0.62)
Pro forma	(0.11)	(0.29)	(0.90)	(0.64)
Net loss per share – Diluted:
As reported	(0.10)	(0.28)	(0.88)	(0.62)
Pro forma	(0.11)	(0.29)	(0.90)	(0.64)

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

Information on reportable segments is as follows (in thousands):

	Three Months Ended
	September 27, 2003		September 28, 2002

		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)

Giga-tronics Instrument	$2,381	$(440)	$2,092	$(969)
ASCOR	1,046	55	971	(85)
Microsource	1,708	(150)	2,049	12
Corporate	—	178	—	124

Total	$5,135	$(357)	$5,112	$(918)

	Six Months Ended

	September 27, 2003		September 28, 2002

		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)

Giga-tronics Instrument	$4,488	$(1,252)	$4,219	$(2,712)
ASCOR	2,440	(139)	2,183	(158)
Microsource	3,446	(569)	4,441	321
Corporate	—	331	—	245

Total	$10,374	$(1,629)	$10,843	$(2,304)

(8)	Warranty Obligations

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

	Three Months Ended		Six Months Ended
(In thousands)	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Balance at beginning of period	$805	$773	$859	$779
Provision for current period sales	95	192	269	448
Warranty costs incurred	(116)	(190)	(344)	(452)

Balance at end of period	$784	$775	$784	$775

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION

The forward-looking statements included in this report including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends” and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 29, 2003 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

GENERAL

Giga-tronics designs, manufactures, and markets microwave and radio frequency signal generation and power measurement instruments, switching devices, and YIG tuned oscillators. These products have broad applications in both defense electronics and wireless telecommunications.

THREE AND SIX MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

During the latter part of the first quarter, Giga-tronics decided to discontinue the operations at its DYMATiX division due to the substantial losses incurred over the last two years. Losses related to the discontinued operations were $126,000 for the second quarter and $2,482,000 for the six months ended September 27, 2003.

Total orders from continuing operations increased 2% ($58,000) for the three-month period to $3,930,000 compared to $3,872,000 for the comparable period last year. New orders rose slightly primarily due to strength in military orders coupled with an incremental increase in commercial business. Orders at the Instrument division increased 11% ($256,000) in the second quarter of FY 2004 versus the prior year. Orders at ASCOR were 33% ($283,000) lower for the second quarter versus last year. Orders at Microsource increased 11% ($85,000) versus the comparable quarter last year. For the six months ended September 27, 2003, new orders were $6,748,000 compared to $6,700,000 for the same period last year. Backlog at September 27, 2003 was $13,111,000 (about $5,438,000 is expected to be shipped within one year) as compared to $17,068,000 (about $6,916,000 was expected to be shipped within one year) on September 28, 2002. Of the $6,916,000 in orders considered shippable within one year as of September 28, 2002, since that date through September 27, 2003, the Company rescheduled (and reclassified as not shippable within one year) shipments for orders of $1,034,000 net and recorded cancellations of orders for $49,000.

Net sales from continuing operations for the three-month period ended September 27, 2003 increased $23,000 and decreased 4% ($469,000) over the six-month period versus the same periods last year. Sales at the Instrument division increased 14% ($289,000) for the quarter and increased 6% ($269,000) for the six months ended September 27, 2003, primarily due to increases in commercial orders as compared to the same periods a year ago. ASCOR sales during the quarter increased 8% ($75,000) and for the six months increased 12% ($257,000) versus the respective periods of a year ago primarily due to strong backlog. Sales at Microsource decreased 17% ($341,000) in the quarter and decreased 22% ($995,000) for the six months ended September 27, 2003 primarily due to timing of delivery commitments on existing orders in backlog.

Cost of sales on continuing operations decreased 5% ($164,000) in the quarter ended September 27, 2003 from the similar period a year ago. The decrease was primarily attributable to the product mix shipped in the quarter coupled with lower manufacturing costs. For the six months ended September 27, 2003, cost of sales on continuing operations decreased 3% ($218,000) primarily due to the 4% decrease in sales and the product mix.

Operating expenses on continuing operations for the three-month period decreased 13% ($334,000) compared with the same period last year due to decreases of $151,000 in SG&A, $177,000 in product development costs and $6,000 in amortization expense. For the six-month period, operating expenses decreased 15% ($875,000) due to decreases of $188,000 in SG&A, $677,000 in product development costs and $10,000 in amortization expense. Research and development expenses on continuing operations for the three and six-month periods decreased 17% ($177,000) and 27% ($677,000), respectively, compared with the prior year. The decrease was primarily due to a reduction in product development costs associated with a new product being designed at the Instrument division that was discontinued last year. Selling, general and administrative expenses on continuing operations were down 10% ($151,000) for the three months ended September 27, 2003 compared to the prior year. The decrease is a result of lower marketing expenses of $141,000 and administrative expenses of $53,000, offset by higher commission expenses of $43,000, due to an increase in commissionable sales in the quarter. For the six months, selling, general and administrative expenses on continuing operations were down 6% ($188,000) as compared to the same period a year ago. The reduction is a result of decreases in marketing expenses of $203,000 and administrative expenses of $124,000, offset by higher commission expenses of $139,000, due to an increase in commissionable sales in the period. These expense reductions were primarily personnel reductions, but also include decreases in rent expense due to renegotiated lease terms. Amortization of intangibles decreased 100% ($6,000) for the three months and 100% ($10,000) for the six months as compared to the prior year. The decrease in the amortization of intangibles is a result of the full amortization of patents and licenses that occurred in the fourth quarter of fiscal year 2003 at the Microsource division. Interest income for the three and six month periods increased from the prior year due to favorable interest rates on cash available for investment.

The pre-tax loss from continuing operations for the three and six month periods ended September 27, 2003 decreased 61% ($561,000) and 29% ($675,000), respectively, compared to the same period last year as our improved cost structure helped offset the reduction in sales that occurred during the first half of the year versus last year. The net loss from continuing operations for the first half of the year decreased 26% ($571,000) to $1,633,000 versus $2,204,000 for the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

Giga-tronics had working capital of $10,104,000 and a ratio of current assets to current liabilities of 3.6 to 1.0 at September 27, 2003. Giga-tronics continues to fund all of its working capital needs from existing cash and operating cash flows.

Cash and cash equivalents at September 27, 2003 decreased $873,000 from March 29, 2003, and increased $321,000 from the prior quarter. Cash provided from operations during the quarter was $361,000. In addition, Giga-tronics spent $29,000 on new manufacturing and test equipment and other capital items. Giga-tronics intends to continue investing in capital items that support growth and new product development, raise productivity, and improve the quality of its products. Historically, the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for at least the next twelve months.

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

OUTLOOK

Giga-tronics is experiencing an increase in inquiries for its products and that has resulted in an incremental increase in new orders in the first half of the year. New orders in the military sector are showing indications of increased strength, however it is still too early to determine if the commercial wireless telecommunications market we serve has rebounded. Our cost reduction programs, including reductions in personnel and new lease terms, are on track and have positioned Giga-tronics to take advantage of any potential opportunities in our market. Giga-tronics will continue monitoring our cost structure and will make appropriate changes when needed. With the discontinuing of operations at the Dymatix division, Giga-tronics will be able to focus on its core business in order to release new products more quickly to market. The Company has recently released the first in a new line of microwave synthesizers that have been well received in the marketplace. This release demonstrates our commitment in new product development. We intend to continue research and development in order to expand our product lines and update our existing lines with additional features. While the management at the Microsource division hopes that prospects for new orders will improve results for the balance of the fiscal year, its short-term growth will be less than previously anticipated as there are timing delays associated with currently booked orders.

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

As part of our business strategy, Giga-tronics has in the past broadened its product lines and expanded its markets, in part through the acquisition of other business entities, and it may do so in the future. The Company acquired Microsource, Inc. in fiscal 1999 in a transaction accounted for as a purchase. The Company is subject to various risks in connection with past and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company’s business, the inability of the Company’s management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company’s product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company’s business. Giga-tronics currently contemplates that future acquisitions may involve the issuance of additional shares of the Company’s common stock. Any such issuance may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company’s common stock.

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

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

As of November 4, 2003, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (A.) Annual Meeting of stockholders was held on September 9, 2003.

(1)	The vote for the nominated Directors was as follows:

Nominee	In Favor	Withheld

George H. Bruns, Jr.	4,283,152	176,056
James A. Cole	4,302,252	156,956
Kenneth A. Harvey	4,301,603	157,605
Robert C. Wilson	4,301,503	157,705
William E. Wilson	4,287,971	171,237

(2)	Other matters voted upon at the meeting were as follows: Ratification of the selection of KPMG LLP as independent public accountants for the fiscal year 2004 was approved as follows:

	Number of Votes on Proposal	Percent of Votes Cast

For	4,408,800	95.78%
Against	34,670	.75%
Abstain	159,738	3.47%
Shares represented at the meeting	4,603,208	100.00%

Broker non-voted Shares = 0
Outstanding shares on Record Date = 4,693,080

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

Form 8-K filed on August 5, 2003, reporting under Item 9, announcing the Company’s results for the fiscal quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date: November 4, 2003	/s/ GEORGE H. BRUNS, JR.

George H. Bruns, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2003	/s/ MARK H. COSMEZ II

Mark H. Cosmez II
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Accounting Officer)