Form 10-Q
period 2003-12-27
GIGA TRONICS INC
filed 2004-02-09
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 27, 2003 or

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

Yes (X)    No (  )

Common stock outstanding as of February 6, 2004:   4,714,896 shares

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act).

Yes (  )    No (X)

GIGA-TRONICS INCORPORATED

INDEX

		Page No.

PART I - FINANCIAL INFORMATION
ITEM 1	Condensed Consolidated Financial Statements:
	Unaudited Condensed Consolidated Balance Sheets as of December 27, 2003 and March 29, 2003	3
	Unaudited Condensed Consolidated Statements of Operations, three and nine months ended December 27, 2003 and December 28, 2002	4
	Unaudited Condensed Consolidated Statements of Cash Flows, nine months ended December 27, 2003 and December 28, 2002	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2	Management’s Discussion and Analysis of Operations and Financial Condition	10
ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	13
ITEM 4	Controls and Procedures	13
PART II - OTHER INFORMATION
ITEM 1	Legal Proceedings	13
ITEM 2 TO 5	Not applicable
ITEM 6	Exhibits and Reports on Form 8-K	13
SIGNATURES		14

ITEM 1

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 27, 2003	March 29, 2003

Assets
Current assets
Cash and cash equivalents	$3,821	$5,005
Trade accounts receivable, net	2,293	3,245
Inventories	6,814	10,244
Income tax refund receivable	—	100
Prepaid expenses	334	488

Total current assets	13,262	19,082
Property and equipment, net	1,475	2,274
Other assets	360	433

Total assets	$15,097	$21,789

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,142	$1,723
Accrued commissions	261	249
Accrued payroll and benefits	905	1,038
Accrued warranty	678	859
Customer advances	105	796
Obligations under capital lease	31	76
Other current liabilities	782	719

Total current liabilities	3,904	5,460
Obligations under capital lease, net of current portion	—	10
Deferred rent	308	359

Total liabilities	4,212	5,829

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at December 27, 2003 and March 29, 2003	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,714,896 shares at December 27, 2003 and 4,693,080 shares at March 29, 2003 issued and outstanding	12,729	12,695
Retained earnings (Accumulated deficit)	(1,844)	3,265

Total shareholders’ equity	10,885	15,960

Total liabilities and shareholders’ equity	$15,097	$21,789

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Net sales from continuing operations	$3,822	$5,249	$14,196	$16,092
Cost of sales	2,732	3,798	9,828	11,112

Gross profit	1,090	1,451	4,368	4,980
Product development	961	814	2,814	3,344
Selling, general and administrative	1,209	1,416	4,273	4,668
Amortization of intangibles	—	6	—	16

Operating expenses	2,170	2,236	7,087	8,028
Operating loss from continuing operations	(1,080)	(785)	(2,719)	(3,048)
Other expense	(4)	(54)	(4)	(125)
Interest income, net	—	16	10	46

Loss from continuing operations before income taxes	(1,084)	(823)	(2,713)	(3,127)
Provision for income taxes	—	4,298	4	4,198

Loss from continuing operations	$(1,084)	$(5,121)	$(2,717)	$(7,325)
Income (loss) on discontinued operations, net of income taxes	90	(357)	(2,392)	(1,050)

Net loss	$(994)	$(5,478)	$(5,109)	$(8,375)

Basic and diluted net income (loss) per share:
From continuing operations	$(0.23)	$(1.09)	$(0.58)	$(1.57)
On discontinued operations	0.02	(0.08)	(0.51)	(0.22)

Basic and diluted net loss per share	$(0.21)	$(1.17)	$(1.09)	$(1.79)

Shares used in per share calculation:
Basic and dilutive	4,708	4,677	4,699	4,666

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended

	December 27, 2003	December 28, 2002

Cash flows provided from operations:
Net loss	$(5,109)	$(8,375)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	917	1,491
Loss/(Gain) on disposal or sale of equipment	8	(3)
Deferred income taxes	—	4,295
Changes in operating assets and liabilities	3,125	1,207

Net cash used in operations	(1,059)	(1,385)
Cash flows from investing activities:
Purchases of property and equipment	(48)	(116)
Proceeds from sale of equipment	—	14
Other assets	(5)	330

Net cash (used in) provided by investing activities	(53)	228

Cash flows from financing activities:
Proceeds from issuance of common stock	34	44
Payments on capital lease and other long term obligations	(106)	(125)

Net cash used in financing activities	(72)	(81)

Decrease in cash and cash equivalents	(1,184)	(1,238)
Cash and cash equivalents at beginning of period	5,005	7,180

Cash and cash equivalents at end of period	$3,821	$5,942

Supplementary disclosure of cash flow information:

(1)	Cash paid for income taxes in the nine month period ended December 27, 2003 was $4. Cash paid for income taxes in the nine month period ended December 28, 2002 was $7.

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

During the first quarter of fiscal year 2004, the Company decided to discontinue the operations of DYMATiX, which was previously a separately reported segment. Individual customers were notified of these plans and the necessary staffing reductions have taken place in order to substantially complete the shut-down of the division. The long lived assets of DYMATiX were effectively abandoned as of June 28, 2003. The Company has made arrangements for ongoing service for existing DYMATiX customers. Beginning in the first quarter of Fiscal 2004, the Company’s results of operations have been adjusted to reflect the results of the discontinued operations of the DYMATiX segment for all periods presented herein. For the three months ended December 27, 2003, the net impact of the discontinuance of this segment was a reduction in revenue of $478,000 and net loss of $90,000. For the nine months ended December 27, 2003, the net impact of the discontinuance of this segment was a reduction in revenue of $918,000 and an increase in net loss of $2,392,000. For the three months ended December 28, 2002, the net impact of the discontinuance of this segment was a reduction in revenue of $257,000 and an increase in net loss of $357,000. For the nine months ended December 28, 2002, the net impact of the discontinuance of this segment was a reduction in revenue of $961,000 and an increase in net loss of $1,050,000. Management continues to pursue alternatives for realizing additional value from these assets.

(3)	Revenue Recognition

The Company records revenue in accordance with SAB 101, Revenue Recognition in Financial Statements. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is assured. This occurs when products are shipped, unless the arrangement involves acceptance terms. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.

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

(4)	Inventories

Inventories consist of the following (in thousands):

	December 27, 2003	March 29, 2003

Raw materials	$4,073	$4,669
Work-in-process	2,048	3,427
Finished goods	466	1,096
Loaned Inventory	227	1,052

Total inventory	$6,814	$10,244

(5)	Earnings Per Share

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

	Three Months Ended		Nine Months Ended

	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Weighted average:
Common shares outstanding	4,708	4,667	4,699	4,666
Dilutive potential common shares	—	—	—	—

Common shares assuming dilution	4,708	4,667	4,699	4,666

Number of stock options not included in the computation	418	555	418	555

All stock options outstanding were excluded from the computation of diluted EPS for the three and nine month periods ended December 27, 2003 and December 28, 2002 because the options are antidilutive. The weighted average exercise price of excluded options was $3.83 and $3.71 as of December 27, 2003 and December 28, 2002, respectively.

(6)	During the first quarter of fiscal year 2004, the Company adopted SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Net loss, as reported	$(994)	$(5,478)	$(5,109)	$(8,375)
Deduct:
Stock- based compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(48)	(47)	(145)	(140)

Pro forma net loss	$(1,042)	$(5,525)	$(5,254)	$(8,515)

Net loss per share – Basic:
As reported	$(0.21)	$(1.17)	$(1.09)	$(1.79)
Pro forma	(0.22)	(1.18)	(1.12)	(1.83)
Net loss per share – Diluted:
As reported	(0.21)	(1.17)	(1.09)	(1.79)
Pro forma	(0.22)	(1.18)	(1.12)	(1.83)

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

Information on reportable segments is as follows (in thousands):

	Three Months Ended

	December 27, 2003		December 28, 2002

		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)

Giga-tronics	$1,947	$(538)	$2,662	$(285)
ASCOR	523	(323)	790	(184)
Microsource	1,352	(396)	1,797	(491)
Corporate	—	173	—	137

Total	$3,822	$(1,084)	$5,249	$(823)

	Nine Months Ended

	December 27, 2003		December 28, 2002

		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)

Giga-tronics	$6,435	$(1,790)	$6,881	$(2,997)
ASCOR	2,963	(462)	2,973	(342)
Microsource	4,798	(965)	6,238	(170)
Corporate	—	504	—	382

Total	$14,196	$(2,713)	$16,092	$(3,127)

(8)	Warranty Obligations

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

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Balance at beginning of period	$784	$775	$859	$779
Provision for current period sales	13	182	283	630
Warranty costs incurred	(119)	(134)	(464)	(586)

Balance at end of period	$678	$823	$678	$823

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

THREE AND NINE MONTHS ENDED DECEMBER 27, 2003 AND DECEMBER 28, 2002

During the latter part of the first quarter, Giga-tronics decided to discontinue the operations at its DYMATiX division due to the substantial losses incurred over the last two years. Income related to the discontinued operations was $90,000 for the three months ended December 27, 2003 and a loss of $2,392,000 for the nine months ended December 27, 2003.

Total orders from continuing operations for the three month period were $5,151,000 compared to $6,416,000 for the comparable period last year. New orders declined due primarily to the continuing weakness in the commercial wireless market. Orders at the Instrument division were 3% ($59,000) higher in the third quarter of FY 2004 versus the prior year. Orders for ASCOR were 70% ($1,129,000) lower for the third quarter versus last year. Orders at Microsource were 8% ($195,000) lower than the comparable quarter last year.

For the nine months ended December 27, 2003, orders from continuing operations were $11,899,000 compared to $13,116,000 for the nine months ended December 28, 2002.

Backlog at December 27, 2003 was $14,440,000 (about $6,426,000 is expected to be shipped within one year) as compared to $18,235,000 (about $9,471,000 was expected to be shipped within one year) on December 28, 2002. Of the $9,471,000 in orders considered shippable within one year as of December 28, 2002, since that date through December 27, 2003, the Company rescheduled (and reclassified as not shippable within one year) shipments for orders of $158,000 net and recorded cancellations of orders for $49,000.

Net sales from continuing operations for the three and nine month periods ended December 27, 2003 decreased 27% ($1,427,000) and 12% ($1,896,000), respectively, compared with the same periods last year. The reduction in sales for both periods was primarily due to fewer orders booked because of the general slowdown in the wireless market coupled with stretch-outs on existing orders in backlog primarily at Microsource. Sales at the Instrument division decreased 27% ($715,000) for the quarter and decreased 6% ($446,000) for the nine months ended December 27, 2003 primarily due to weak backlog as compared to the same periods a year ago. ASCOR sales during the quarter decreased 34% ($267,000) and for the nine months were flat versus the respective periods of a year ago primarily due to weak backlog. Sales at Microsource decreased 25% ($445,000) in the quarter and decreased 23% ($1,440,000) for the nine months ended December 27, 2003 primarily due to stretch-out of deliveries on existing backlog.

Cost of sales from continuing operations decreased 28% ($1,066,000) in the quarter and decreased 12% ($1,284,000) for the nine months ended December 27, 2003, primarily because of lower sales.

Operating expenses from continuing operations for the three-month period decreased 3% ($66,000) compared with the same period last year due to decreases of $207,000 in selling, general and administrative expenses and $6,000 in amortization expense offset by an increase of $147,000 in product development costs. For the nine-month period, operating expenses decreased 12% ($941,000) due to decreases of $530,000 in product development costs, $395,000 in selling, general and administrative expenses and $16,000 in amortization expense. Research and development expenses on continuing operations for the three months ended December 27, 2003 increased 18% ($147,000) primarily attributable to increased development costs associated with the new synthesizer at the Instrument division. For the nine-month period, research and development expenses decreased 16% ($530,000) primarily due to a reduction in product development costs associated with a product being designed at the Instrument division that was discontinued last year. Selling, general and administrative expenses from continuing operations were down 15% ($207,000) for the three months ended December 27, 2003 compared to the prior year. The decrease is a result of $106,000 less in marketing expenses, $86,000 less in administrative expenses, and $15,000 less in commission expenses on lower sales in the quarter. For the nine months, selling, general and administrative expenses from continuing operations were down 8% ($395,000) as compared to the same period a year ago. The reduction is a result of decreases in marketing expenses of $309,000 and administrative expenses of $210,000, offset by higher commission expenses of $124,000, due to an increase in commissionable sales in the period. These expense reductions were primarily personnel reductions, but also include decreases in rent expense due to renegotiated lease terms. Amortization of intangibles decreased 100% ($6,000) for the three months and 100% ($16,000) for the nine months as compared to the prior year. The decrease in the amortization of intangibles is a result of the full amortization of patents and licenses that occurred in the fourth quarter of fiscal year 2003 at the Microsource division. Interest income for the three and nine month periods decreased from the prior year due to lower cash available for investment.

The pre-tax loss from continuing operations for the three months ended December 27, 2003 increased 32% ($261,000) primarily attributable to lower revenues in the quarter offset in part by lower operating expenses. For the nine months, the pre-tax loss from continuing operations decreased 13% ($414,000) compared to the same period last year as our improved cost structure helped offset the reduction in sales that occurred during the first nine months of the year versus last year. The net loss from continuing operations for the nine months decreased 63% ($4,608,000) to $2,717,000 versus $7,325,000 for the same period last year. The prior period included a one-time tax provision of $4,198,000, which the Company incurred primarily because of an increase in the valuation allowance on deferred tax assets. The Company was unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.

FINANCIAL CONDITION AND LIQUIDITY

Giga-tronics had working capital of $9,358,000 and a ratio of current assets to current liabilities of 3.4 to 1.0 at December 27, 2003. Giga-tronics continues to fund all of its working capital needs from existing cash and operating cash flows.

Cash and cash equivalents at December 27, 2003 decreased $1,184,000 from March 29, 2003, and decreased $311,000 from the prior quarter. Cash used by operations during the quarter was $299,000. In addition, Giga-tronics spent $48,000 on new manufacturing and test equipment and other capital items. Giga-tronics intends to continue investing in capital items that support growth and new product development, raise productivity, and improve the quality of its products. Historically, the Company has satisfied its cash needs internally for both operating and capital expenditures, and management expects to continue to do so for at least the next twelve months.

Management believes that cash and cash equivalents remain adequate to meet anticipated operating needs for at least the next six to nine quarters. However, this is based on projections that may or may not be realized, therefore actual usage of cash could be greater than projected. Discontinued operations should reduce cash used in operations. In the prior year, the discontinued operations used approximately $1,000,000 in cash. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.

OUTLOOK

Giga-tronics is experiencing an increase in inquiries for its products, including its new 2400 series synthesizer. New orders in the military sector are showing indications of increased strength, however it is still too early to determine if the commercial wireless telecommunications market the Company serves has rebounded. The Company’s cost reduction programs, including reductions in personnel and new lease terms, are on track and have positioned Giga-tronics to take advantage of any potential opportunities in our market. If new orders should decrease or are canceled, cash may be used faster than currently anticipated. Management would consider accelerating further cost reductions in this circumstance. With the discontinuing of operations at the DYMATiX division, Giga-tronics will be able to focus on its core business in order to release new products more quickly to market. The Company has recently released the first in a new line of microwave synthesizers that management believes have been well received in the marketplace. This release demonstrates the Company’s commitment in new product development. Management intends to continue research and development in key growth areas in order to expand product lines and update existing lines with additional features. While the management at the Microsource division hopes that prospects for new orders will improve results for the balance of the fiscal year, its short-term growth will be less than previously anticipated as there are timing delays associated with currently booked orders.

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

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. Giga-tronics believes that its future success will depend, in part, upon its ability to develop and commercialize its existing products, develop new products and applications and in part to develop, manufacture and successfully introduce new products and product lines with improved capabilities and continue enhancing existing products. There can be no assurance that Giga-tronics will successfully complete the development of current or future products or that such products will achieve market acceptance. Giga-tronics may also experience difficulty obtaining critical parts or components required in the manufacturing of our products, resulting in an inability to fulfill orders in a timely manner, which may have a negative impact on earnings. Also, the Company may not timely ramp manufacturing capacity to meet order demand and quickly adapt cost structures to changing market conditions.

As part of its business strategy, Giga-tronics has in the past broadened its product lines and expanded its markets, in part through the acquisition of other business entities, and it may do so in the future. The Company acquired Microsource, Inc. in fiscal 1999 in a transaction accounted for as a purchase. The Company is subject to various risks in connection with past and any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company’s business, the inability of the Company’s management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into the Company’s product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company’s business. Giga-tronics currently contemplates that future acquisitions may involve the issuance of additional shares of the Company’s common stock. Any such issuance may result in dilution to all shareholders of the Company, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of the Company’s common stock.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that expose the Company to market risk are cash and cash equivalents. The Company’s cash and cash equivalents are held in recognized financial institutions and have limited market risk due to the short-term maturities of the instruments.

ITEM 4

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reportings.

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

As of February 6, 2004, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

Form 8-K filed on October 31, 2003, reporting under Item 9, announcing the Company’s results for the fiscal quarter ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED (Registrant)

By:

Date: February 6, 2004	/s/ GEORGE H. BRUNS, JR.

George H. Bruns, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2004	/s/ MARK H. COSMEZ II

Mark H. Cosmez II Vice President, Finance Chief Financial Officer and Secretary (Principal Accounting Officer)