Form 10-K
period 2004-03-27
GIGA TRONICS INC
filed 2004-06-17
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 27, 2004, or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _____________

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED

(Exact name of registrant as specified in its charter)

California	94-2656341

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4650 Norris Canyon Road, San Ramon, CA	94583

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (925) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Yes (X)                                        No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act).

Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of May 20, 2004 was $6,875,546. For purposes of this determination only, directors and officers of the Registrant have been assumed to be affiliates. There were a total of 4,724,896 shares of the Registrant’s Common Stock outstanding as of May 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT

PART III Items 10, 11, 12 and 13	Registrant’s PROXY STATEMENT for its 2004 annual meeting of shareholders to be filed no later than 120 days after the close of the fiscal year ended March 27, 2004.

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

ITEM 1. BUSINESS

General

     Giga-tronics Incorporated (Giga-tronics, or the Company), includes operations of Giga-tronics Instrument Division, ASCOR, Inc. (ASCOR), and Microsource, Inc. (Microsource). In the first quarter of fiscal 2004, Giga-tronics elected to discontinue the operations of DYMATiX, which was a joint venture and principal activity of the Company’s subsidiaries Viking Semiconductor Equipment, Inc. and Ultracision, Inc.

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

     Effective June 27, 1997, Giga-tronics completed a merger with Viking by issuing approximately 420,000 shares of the Company’s common stock in exchange for all of the common stock of Viking. Viking manufactured and marketed a line of optical inspection equipment used to manufacture and test semiconductor devices. Products include die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment.

     Effective December 2, 1997, Giga-tronics completed a merger with Ultracision by issuing approximately 517,000 shares of the Company’s common stock in exchange for all of the common stock of Ultracision. Ultracision was a manufacturer of automation equipment for the test and inspection of silicon wafers. Ultracision also produced a line of probers for the testing and inspection of silicon devices. With the discontinuance and sale of DYMATiX, Giga-tronics is in the process of dissolving Viking and Ultracision.

     Effective May 18, 1998, Giga-tronics acquired Microsource. All the outstanding shares of Microsource were acquired for $1,500,000 plus contingent payments based on earnings from Microsource from 1998 to 2000, which amounts were nominal. Microsource, located in Santa Rosa, California, develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in manufacturing a wide variety of microwave instruments or devices.

     Giga-tronics intends to broaden its product lines and expand its market, both by internal development of new products and through the acquisition of other business entities. From time to time, the Company considers a variety of acquisition opportunities.

Industry Segments

     The Company manufactures products used in test, measurement and handling. The Company operates primarily in four operating and reporting segments, Giga-tronics Instrument Division, ASCOR Inc., Microsource Inc. and Corporate.

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

ASCOR Inc.

     The ASCOR Inc. segment produces switch modules and interface adapters that operate with a bandwidth from direct current (DC) to 18 GHz. This segment’s switch modules may be incorporated within its customers automated test equipment. The end-user markets for these products are primarily related to electronic warfare, though the VXI architecture may become more accepted by the telecommunications market.

Microsource Inc.

     The Microsource segment develops and manufactures a broad line of YIG tuned oscillators, filters and microwave synthesizers, which are used by its customers in manufacturing a wide variety of microwave instruments or devices.

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

Importance of Limited Number of Customers

     Commercial business accounted for 62% of net sales in fiscal 2004, 61% of net sales in fiscal 2003, and 82% in fiscal 2002. The Company is a leading supplier of microwave and radio frequency (RF) test instruments to various U.S. Government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. Government agencies and their prime contractors will remain significant in fiscal 2005. Defense-related agencies accounted for 38% of net sales in fiscal 2004, 39% of net sales in fiscal 2003, and 18% in fiscal 2002. Prior to the current year, in which the defense business has improved, sales to the defense industry in general and direct sales to the United States and foreign government agencies in particular had declined. Any decline of defense orders could have a negative effect on the business, operating results, financial condition and cash flows of Giga-tronics.

     During fiscal 2004, the U.S. Government defense agencies and their prime contractors made up 24% of the Instrument Division’s 2004 revenue. During fiscal 2003, the U.S. Government defense agencies and their prime contractors made up 25% of the Instrument Division’s 2003 revenue. During fiscal 2002, the Instrument Division had two major customer concentrations. In fiscal 2002, Midoriya, the Division’s Japanese distributor, accounted for 30% of the Instrument Division’s revenue and the U.S. Government defense agencies and their prime contractors made up 10%.

     In fiscal 2004, ASCOR derived 57% of its revenues from U.S. Government defense agencies and their prime contractors and another 23% from an automated test equipment manufacturer. In fiscal 2003, ASCOR derived 24% of its revenues from U.S. Government defense agencies and their prime contractors and another 34% from an automated test equipment manufacturer. During fiscal 2002, ASCOR had three major customer concentrations. The U.S. Government defense agencies and their prime contractors made up 18%, an automated test equipment manufacturer comprised 30% and an international communications equipment company comprised 11% of ASCOR’s fiscal 2002 revenue.

     During fiscal 2004, Microsource had three major customer concentrations. The U.S. Government defense agencies and their prime contractors made up 47%, an electronic instrument manufacturer comprised 39% and an international communications equipment company comprised 13% of Microsource’s fiscal 2004 revenue. During fiscal 2003 and 2002, Microsource had two major customer concentrations. U.S. Government defense agencies and their prime contractors made up 62% and 35% of Microsource’s 2003 and 2002 revenue, respectively. An electronic instrument manufacturer accounted for 14% and 35% of Microsource’s fiscal 2003 and fiscal 2002 revenue, respectively.

     Other than U.S. government agencies and their defense contractors, one other customer accounted for 10% or more of consolidated revenues of the Company in fiscal 2004, but no customer who accounted for 10% or more of revenues of any one segment accounted for 10% or more of any other segment. The Company did 12% of its fiscal 2004 consolidated revenue with an electronic instrument manufacturer. In prior years, the Company did less than 10% of its business with this customer.

     Other than U.S. government agencies and their defense contractors, no customer accounted for 10% or more of consolidated revenues of the Company in fiscal 2003 and no customer who accounted for 10% or more of revenues of any one segment accounted for 10% or more of any other segment. Other than U.S. Government agencies and their prime contractors, the Company has no customer the loss of which would, in management’s opinion, have a material adverse effect on the Company and its subsidiaries as a whole.

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

Backlog of Orders

     On March 27, 2004, the Company’s backlog of unfilled orders was $16,355,000 compared to $16,737,000 at March 29, 2003. As of March 27, 2004, there were approximately $8,882,000 in unfilled orders that were scheduled for shipment beyond a year, as compared to approximately $9,077,000 at March 29, 2003. Orders for the Company’s products include program orders from both the U.S. Government and defense contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.

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

     Competition from numerous existing companies is intense and potential new entrants are expected to increase. The Company’s instrument, switch, oscillator and synthesizer products compete with Agilent, Anritsu, Racal, IFR and Rohde & Schwarz. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics. There can be no assurance that any products developed by these competitors will not gain greater market acceptance than any developed by Giga-tronics.

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

Sales and Marketing

     Giga-tronics Instrument Division, ASCOR Inc., and Microsource Inc. market their products through various distributors and representatives to commercial and government customers, although not necessarily through the same distributors and representatives.

Product Development

     Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.

	Years Ended
(In thousands)	March 27, 2004	March 29, 2003	March 30, 2002
Product development expense	$3,766	$4,321	$5,892

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

Manufacturing

     The assembly and testing of Giga-tronics Instrument Division microwave, RF and power measurement products are done at its San Ramon facility. The assembly and testing of ASCOR’s switching and connecting devices are done at its Fremont facility. The assembly and testing of Microsource’s line of YIG tuned oscillators, filters and microwave synthesizers are done at its Santa Rosa facility.

Environment

     To the best of its knowledge, the Company is in compliance with all federal, state and local laws and regulations involving the protection of the environment.

Employees

     As of March 27, 2004, Giga-tronics employed 130 individuals on a full time basis. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

     The Company sells to its international customers through a network of foreign technical sales representative organizations.

	Geographic Distribution of Sales
	2004		2003		2002		Percentage Change
(Dollars in thousands)	Amount/Percent		Amount/Percent		Amount/Percent		2004 v. 2003	2003 v. 2002
Domestic	$11,981	68.5%	$16,059	77.1%	$18,762	53.1%	(25.4%)	(14.4%)
International	$5,510	31.5%	$4,763	22.9%	$16,601	46.9%	15.7%	(71.3%)

     See footnote 5 of the financial statements for further breakdown of international sales for the last three years.

     The Company closed its United Kingdom (UK) research & development facility as of March 30, 2002. The Company has no other foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar.

Certain Factors Which May Adversely Affect Future Operations Or An Investment In Giga-tronics

Business climate is volatile

     Giga-tronics has a significant number of defense-related orders. If the defense market should soften, shipments in the current year could decrease more than current projected shipments with a concurrent decline in earnings. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due under these orders. If any of these events occurs, then shipments in the current year could fall below currently projected shipments and earnings could decline.

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

Liquidity

     Based on current levels of sales and expenses, management believes that cash and cash equivalents remain adequate to meet anticipated operating needs for the next two years. However, this estimate is based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected. To operate beyond that term would require the Company to earn additional cash from operations, obtain a line of credit or obtain additional funds from other sources. Although the Company has obtained a commitment for a line of credit for $2,500,000, there can be no assurance as to the exact length of time for which the Company will have adequate liquidity.

Giga-tronics acquisitions may not be effectively integrated and their integration may be costly

     As part of its business strategy, Giga-tronics may broaden its product lines and expand its markets, in part through the acquisition of other business entities. Giga-tronics is subject to various risks in connection with any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company’s business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into its product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. The Company has not made any acquisitions in the past six years. No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially harm the Company or that any such acquisition will be successful in enhancing the Company’s business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of common stock. Any such issuance may result in dilution to all Giga-tronics shareholders, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of its common stock.

Giga-tronics’ common stock price is volatile

     The market price of the Company’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by Giga-tronics or by competitors, government regulations or developments in patent or other proprietary rights. In addition, the NASDAQ National Market and other stock markets have experienced significant price fluctuations in recent periods. These fluctuations often have seemingly been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of the common stock.

     Giga-tronics stock at any time has historically traded on thin volume on NASDAQ. Sales of a significant volume of stock could result in a depression of Giga-tronics share prices.

ITEM 2. PROPERTIES

     As of March 27, 2004, Giga-tronics’ principal executive office and the Instrument Division marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2006.

     ASCOR’s marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices, are located in approximately 18,756 square feet in Fremont, California, under a lease that expires on June 30, 2009. Included in this lease is approximately 9,000 square feet that the Company effectively abandoned use of upon sale of Dymatix on March 26, 2004. The Company accrued a loss of $114,000 for future lease expense, net of future sub-lease rental income.

     Microsource’s marketing, sales and engineering offices and manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 33,439 square foot facility in Santa Rosa, California, which it occupies under a lease expiring May 25, 2013.

     The Company believes that its facilities are adequate for its business activities.

ITEM 3. LEGAL PROCEEDINGS

     As of March 27, 2004, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 27, 2004.

     Executive Officers of the Company are listed in Part III, Item 10 of this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Common Stock Market Prices

     Giga-tronics’ common stock is traded over the counter on NASDAQ National Market System using the symbol “GIGA”. The number of record holders of the Company’s common stock as of March 27, 2004 was approximately 1,400. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without retail mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2004	High	Low	2003	High	Low
First quarter	(3/30-6/28)	$1.450	$1.190	(3/31-6/29)	$3.700	$2.330
Second quarter	(6/29-9/27)	2.550	1.600	(6/30-9/28)	2.220	1.000
Third quarter	(9/28-12/27)	2.410	1.720	(9/29-12/28)	1.660	0.910
Fourth quarter	(12/28-3/27)	2.870	1.960	(12/29-3/29)	1.510	1.210

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

SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Operations:

	Years Ended
(In thousands except per share data)	March 27, 2004	March 29, 2003	March 30, 2002	March 31, 2001	March 25, 2000
Net sales	$17,491	$20,822	$35,363	$45,712	$40,290
Gross profit	4,736	6,187	10,432	16,761	13,173
Operating expenses	9,179	10,412	14,030	14,522	12,173
Interest income, net	7	60	59	202	59
Pre-tax (loss) earnings from continuing operations before cumulative effect of accounting change	(4,440)	(4,328)	(3,514)	2,673	1,136
Provision (benefit) for income taxes	4	4,098	(1,983)	911	442
(Loss) earnings from continuing operations	(4,444)	(8,426)	(1,531)	1,762	694
(Loss) earnings on discontinued operations, net of income taxes	(2,377)	(2,336)	(571)	659	445
(Loss) earnings before cumulative effect of accounting change	(6,821)	(10,762)	(2,102)	2,421	1,139
Cumulative effect of accounting change	—	—	—	(520)	—
Net (loss) earnings	$(6,821)	$(10,762)	$(2,102)	$1,901	$1,139
Basic (loss) earnings per share:
From continuing operations	$(0.94)	$(1.81)	$(0.33)	$0.39	$0.16
On discontinued operations	(0.51)	(0.50)	(0.13)	0.15	0.10
Cumulative effect of accounting change	—	—	—	(0.12)	—
Net (loss) earnings per share – basic	$(1.45)	$(2.31)	$(0.46)	$0.42	$0.26
Diluted (loss) earnings per share:
From continuing operations	$(0.94)	$(1.81)	$(0.33)	$0.37	$0.15
On discontinued operations	(0.51)	(0.50)	(0.13)	0.14	0.09
Cumulative effect of accounting change	—	—	—	(0.11)	—
Net earnings (loss) per share – diluted	$(1.45)	$(2.31)	$(0.46)	$0.40	$0.24
Shares of common stock – basic	4,704	4,663	4,604	4,474	4,379
Shares of common stock – diluted	4,704	4,663	4,604	4,803	4,693

Financial Position:

(In thousands except ratio)	March 27, 2004	March 29, 2003	March 30, 2002	March 31, 2001	March 25, 2000
Current ratio	2.92	3.50	5.49	4.06	3.23
Working capital	$7,997	$13,697	$23,135	$22,924	$21,645
Total assets	$13,733	$21,875	$32,880	$37,318	$37,526
Shareholders’ equity	$9,196	$15,960	$26,661	$28,475	$26,149

Percentage Data:

Percent of net sales	March 27, 2004	March 29, 2003	March 30, 2002	March 31, 2001	March 25, 2000
Gross profit	27.1%	29.7%	29.5%	36.7%	32.7%
Operating expenses	52.5	50.0	39.7	31.8	30.2
Interest income, net	0.0	0.3	0.2	0.4	0.1
Pre-tax (loss) earnings from continuing operations before cumulative effect of accounting change	(25.4)	(20.8)	(9.9)	5.8	2.8
Earnings (loss) on discontinued operations, net of income taxes	(13.6)	(11.2)	(1.6)	1.4	1.1
Cumulative effect of accounting change	0.0	0.0	0.0	(1.1)	0.0
Net (loss) earnings	(39.0)	(51.7)	(5.9)	4.2	2.8

SELECTED CONSOLIDATED FINANCIAL DATA

Quarterly Financial Information (Unaudited)

	2004
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$5,239	$5,135	$3,822	$3,295	$17,491
Gross profit	1,363	1,915	1,090	368	4,736
Operating expenses	2,632	2,285	2,170	2,092	9,179
Interest income, net	(3)	13	—	(3)	7
Pre-tax loss from continuing operations	(1,272)	(357)	(1,084)	(1,727)	(4,440)
Provision for income taxes	4	—	—	—	4
Loss from continuing operations	(1,276)	(357)	(1,084)	(1,727)	(4,444)
(Loss) earnings on discontinued operations, net of income tax	(2,356)	(126)	90	15	(2,377)
Net loss	$(3,632)	$(483)	$(994)	$(1,712)	$(6,821)
Basic (loss) earnings per share:
From continuing operations	$(0.27)	$(0.08)	$(0.23)	$(0.36)	$(0.94)
On discontinued operations	(0.50)	(0.02)	0.02	0.00	(0.51)
Net loss per share – basic	$(0.77)	$(0.10)	$(0.21)	$(0.36)	$(1.45)
Diluted (loss) earnings per share:
From continuing operations	$(0.27)	$(0.08)	$(0.23)	$(0.36)	$(0.94)
On discontinued operations	(0.50)	(0.02)	0.02	0.00	(0.51)
Net loss per share – diluted	$(0.77)	$(0.10)	$(0.21)	$(0.36)	$(1.45)
Shares of common stock – basic	4,693	4,696	4,708	4,717	4,704
Shares of common stock – diluted	4,693	4,696	4,708	4,717	4,704

Quarterly Financial Information (Unaudited)

	2003
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$5,731	$5,112	$5,249	$4,730	$20,822
Gross profit	1,801	1,728	1,451	1,207	6,187
Operating expenses	3,173	2,619	2,236	2,384	10,412
Interest income, net	12	18	16	14	60
Pre-tax loss from continuing operations	(1,386)	(918)	(823)	(1,201)	(4,328)
Provision for income taxes	(100)	—	4,298	(100)	4,098
Loss from continuing operations	(1,286)	(918)	(5,121)	(1,101)	(8,426)
Loss on discontinued operations, net of income tax	(313)	(380)	(357)	(1,286)	(2,336)
Net loss	$(1,599)	$(1,298)	$(5,478)	$(2,387)	$(10,762)
Basic (loss) earnings per share:
From continuing operations	$(0.28)	$(0.20)	$(1.09)	$(0.24)	$(1.81)
On discontinued operations	(0.06)	(0.08)	(0.08)	(0.27)	(0.50)
Net loss per share – basic	$(0.34)	$(0.28)	$(1.17)	$(0.51)	$(2.31)
Diluted (loss) earnings per share:
From continuing operations	$(0.28)	$(0.20)	$(1.09)	$(0.24)	$(1.81)
On discontinued operations	(0.06)	(0.08)	(0.08)	(0.27)	(0.50)
Net loss per share – diluted	$(0.34)	$(0.28)	$(1.17)	$(0.51)	$(2.31)
Shares of common stock – basic	4,656	4,666	4,677	4,682	4,663
Shares of common stock – diluted	4,656	4,666	4,677	4,682	4,663

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

     Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In 2004 our business consisted of four operating and reporting segments: Giga-tronics Instrument division, ASCOR, Microsource and Corporate.

     Our business is highly dependent on the wireless telecommunications market. The commercial business environment was challenging in the first two quarters of 2004, however in the last half of 2004, Giga-tronics experienced improvements in new orders. Inquiries for Giga-tronics’ products, including the new 2400 series synthesizer were also higher in the last two quarters. New orders in the military sector are showing indications of increased strength, however it is still too early to determine if the commercial wireless telecommunications market has rebounded.

     The Company’s cost reduction programs, including reductions in personnel and new lease terms, are on track and have positioned Giga-tronics to take advantage of any potential opportunities in our market. If new orders should decrease or are canceled, cash may be used faster than currently anticipated. Management would anticipate further cost and expense reductions in this circumstance.

     The Company has recently released a new line of microwave synthesizers that management believes have been well received in the marketplace. This release demonstrates the Company’s commitment to new product development. Giga-tronics intends to continue research and development in key growth areas in order to expand product lines and update existing lines with additional features.

     While the management at Microsource anticipates that prospects for new orders will improve results for the new fiscal year, its short-term growth will be less than previously anticipated as there continue to be timing delays associated with currently booked orders.

     In the first quarter of 2004, Giga-tronics decided to discontinue the operations at its Dymatix division due to the substantial losses incurred over the last two years. In fiscal 2004, the loss from discontinued operations was $2,377,000.

     In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix division. Under the terms of the sale, the Company will receive $300,000, of which $50,000 was paid at closing, $50,000 is to be paid in May 2004 and $200,000 is to be paid in quarterly installments over the next two years. In addition, Giga-tronics may receive earn-out payments based on a percentage of sales on a monthly basis for two years after the closing date. The Company recognized a net gain of $53,000 in fiscal 2004, relating to this sale. With the sale of the Dymatix division, Giga-tronics will be able to focus on its core business in order to release new products more quickly to market.

Results of Operations

     New orders received in fiscal 2004 increased 5% to $17,109,000 from the $16,348,000 received in fiscal 2003. New orders increased primarily due to strength in our commercial wireless market coupled with increases in new military orders.

     New orders received in fiscal 2003 were $16,348,000, a decrease of 7% from the $17,492,000 received in fiscal 2002. New orders declined in fiscal 2003 primarily due to the weakness in the commercial wireless market and major customer order cancellations partially offset by increases in new military orders. The following table shows changes in new orders overall and by segment.

New orders

(Dollars in thousands)	2004	% change	2003	% change	2002
Instrument Division	$10,772	25%	$8,590	(17%)	$10,357
ASCOR	2,574	(47%)	4,866	48%	3,296
Microsource	3,763	30%	2,892	(25%)	3,839

Total	$17,109	5%	$16,348	(7%)	$17,492

     Orders for the new synthesizer at the Instrument Division helped to improve new orders in FY 2004. Orders at ASCOR decreased in 2004 primarily due to a decrease in military and commercial demand for their products. In 2004, orders at Microsource improved primarily due to an increase in military orders.

     Orders at the Instrument Division decreased in 2003 primarily due to the weakness in the commercial wireless telecommunications market. Orders at ASCOR increased in 2003 primarily due to increased military orders. The 2003 decrease in orders at Microsource includes an order reversal of approximately $750,000 due to a contract re-negotiation with a long-term customer.

     The following table shows order backlog and related information at fiscal year end.

(Dollars in thousands)	2004	% change	2003	% change	2002
Backlog of unfilled orders	$16,355	(2%)	$16,737	(21%)	$21,211
Backlog of unfilled orders shippable within one year	7,473	(2%)	7,660	5%	7,299
Previous fiscal year end (FYE) one-year backlog reclassified during year as shippable later than one year	1,804	24%	1,453	(90%)	15,275
Net cancellations during year of previous FYE one-year backlog	49	(94%)	861	(92%)	10,332

     The decrease in backlog at year-end 2004 was primarily due to weak order levels at ASCOR, partially offset by strong order levels at the Instrument Division and Microsource.

     The decrease in backlog at year-end 2003 was primarily due to weak order levels at the Giga-tronics Instrument Division and Microsource partially offset by stronger order levels at ASCOR.

     Fiscal 2004 net sales were $17,491,000, a 16% decrease from the $20,822,000 in 2003. The decrease in sales was primarily due to lower order levels at the Instrument Division in the first three quarters due to the weakness in the commercial wireless market coupled with customer extension of delivery dates at Microsource. Sales at the Instrument Division decreased 8% or $732,000. ASCOR sales decreased 8% or $306,000 on weak orders. Sales at Microsource decreased 30% or $2,293,000.

     Net sales for fiscal 2003 were $20,822,000, a 41% decrease from the $35,363,000 in 2002. The reduction in sales was primarily due to fewer orders booked because of the general slowdown in the commercial wireless market. In fiscal 2003, Microsource revenues decreased 23% or $2,349,000, on weak orders and customer extension of delivery dates. The Instrument Division sales decreased 57% or $12,254,000 primarily due to weak orders. ASCOR sales increased 2% or $62,000 primarily due to increased orders and higher backlog.

Allocation of net sales

(Dollars in thousands)	2004	% change	2003	% change	2002
Commercial	$10,816	(15%)	$12,788	(56%)	$28,910
Government/defense	6,675	(17%)	8,034	25%	6,453

Allocation of net sales, by segment

(Dollars in thousands)	2004	% change	2003	% change	2002
Instrument Division
Commercial	$6,478	(7%)	$6,985	(64%)	$19,338
Government/defense	2,095	(10%)	2,320	4%	2,221
ASCOR
Commercial	1,500	(48%)	2,907	(6%)	3,095
Government/defense	2,024	119%	923	37%	673
Microsource
Commercial	2,838	(2%)	2,896	(55%)	6,477
Government/defense	2,556	(47%)	4,791	35%	3,559

     For fiscal 2004, cost of sales decreased 12% to $12,755,000 from $14,635,000 in fiscal 2003. The decrease is primarily attributable to the 16% decline in sales. The reduction in cost of sales was not proportional to the decline in sales due to the level of fixed manufacturing costs.

     Cost of sales decreased 41% in fiscal 2003 to $14,635,000 from the $24,931,000 in 2002. The decrease is primarily attributable to the 41% decline in revenues.

Operating Expenses and Cost of Sales

(Dollars in thousands)	2004	% change	2003	% change	2002
Cost of sales	$12,755	(13%)	$14,635	(41%)	$24,931
Product development	3,766	(13%)	4,321	(27%)	5,892
Selling, general and admin.	5,413	(11%)	6,071	(22%)	7,783
Amortization of intangibles	—	(100%)	20	(88%)	182
Goodwill impairment	—	—	—	(100%)	173
Total expenses	$21,934	(12%)	$25,047	(36%)	$38,961

     Operating expenses decreased 12% or $1,233,000 in fiscal 2004 over 2003 due to decreases of $658,000 in selling, general and administrative, $555,000 in product development expenses and $20,000 in amortization of intangibles. Product development costs decreased 13% or $555,000 in fiscal 2004 primarily due to decreased product development expenses company wide on personnel cost reductions and a more streamlined product development focus. Selling, general and administrative expenses decreased 11% or $658,000 for the fiscal year 2004 compared to the prior year. The decrease is a result of $332,000 less in marketing expenses, coupled with $284,000 less in administrative expenses and lower commission expense of $42,000 on lower sales for the year. These expense reductions were primarily personnel reductions and rent reductions due to renegotiated lease terms. For fiscal year 2004 amortization of intangibles decreased 100% or $20,000 as compared to last fiscal year. The decrease in the amortization of intangibles is primarily a result of full amortization of patents and licenses. Interest income in 2004 decreased from 2003 due to less cash available for investment and lower interest rates.

     Operating expenses decreased 26% or $3,618,000 in fiscal 2003 over 2002 due to decreases of $1,712,000 in selling, general and administrative, $335,000 in total amortization and $1,571,000 in product development expenses. Product development costs decreased 27% or $1,571,000 in fiscal 2003 primarily due to decreased product development expenses at the Instrument Division and Microsource. Selling, general and administrative expenses decreased 22% or $1,712,000 for the fiscal year 2003 compared to the prior year. The decrease was a result of $513,000 less in administrative expenses and $1,219,000 less in marketing expenses offset by higher commission expense of $20,000 on higher commissionable sales for the year. These expense reductions were primarily personnel reductions and rent reductions on renegotiated lease terms. For fiscal year 2003 amortization of intangibles decreased 94% or $335,000 as compared to the previous fiscal year. The decrease in the amortization of intangibles was primarily a result of reduced amortization of patents and licenses as well as the goodwill write-off at Microsource that occurred in 2002, related to an impairment of this asset. Interest income in 2003 increased from 2002 due to more cash available for investment.

     Giga-tronics recorded a net loss of $6,821,000 or $1.45 per fully diluted share for the fiscal year 2004 versus a net loss of $10,762,000 or $2.31 per fully diluted share in 2003.

     Giga-tronics recorded a net loss of $10,762,000 or $2.31 per fully diluted share for the fiscal year 2003 versus a net loss of $2,102,000 or $0.46 per fully diluted share in 2002. The loss for 2003 includes a one-time charge of approximately $4,098,000 related to an increase in the allowance against the deferred tax assets, in addition to approximately $1,450,000 in restructuring and inventory write-offs related to discontinued products.

Critical Accounting Estimates

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

Deferred Tax Assets

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of March 27, 2004. Management has, therefore, established a valuation allowance against its net deferred tax assets as of March 27, 2004.

Product Development Costs

     The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. Otherwise, they are expensed as incurred.

Financial Condition and Liquidity

     As of March 27, 2004, Giga-tronics had $2,752,000 in cash and cash equivalents, compared to $5,005,000 as of March 29, 2003.

     Working capital for the 2004 year-end was $7,997,000 compared to $13,697,000 in 2003 and $23,135,000 in 2002. The decrease in working capital in 2004 from 2003 was primarily due to decreases in cash, accounts receivable and net inventories partially offset by a decrease in customer advances. The decrease in working capital in 2003 versus 2002 was primarily a result of the increased allowance against the deferred income tax benefit and its operating loss in the current year.

     The Company’s current ratio (current assets divided by current liabilities) at March 27, 2004 was 2.9 compared to 3.5 on March 29, 2003 and 5.5 in 2002. The reduction in this ratio is primarily the result of decreases in inventories, cash and cash equivalents, and receivables.

     Cash used by operations amounted to $2,326,000 in 2004 and $2,059,000 in 2003. Cash provided by operations amounted to $3,766,000 in 2002. Cash used by operations in 2004 is primarily attributed to the operating loss in the year and a decrease in customer advances offset by depreciation and amortization expenses that are non-cash items and decreases in net accounts receivable and net inventories. Cash used by operations in 2003 was primarily attributed to the operating loss in the year offset by non-cash depreciation and amortization expenses, an increase in the deferred tax asset valuation allowance, and the net change in operating assets and liabilities. Cash provided by operations in 2002 was attributed to accounts receivable collections, reduced inventory purchases and non-cash depreciation and amortization expenses offset by the operating loss in the year, and the net change in operating assets and liabilities.

     Based on current operations, management believes that cash and cash equivalents remain adequate to meet anticipated operating needs for the next two years. However, this estimate is based on projections that may or may not be realized, therefore actual cash usage could be greater than projected. To operate beyond that term would require the Company to earn additional cash from operations, obtain a line of credit or obtain additional funds from other sources. On June 1, 2004, the Company obtained a secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1 1/2%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company.

     Additions to property and equipment were $18,000 in 2004 compared to $160,000 in 2003 and $708,000 in 2002. The reduction in capital equipment spending reflected the overall decline in business activity and increased productivity. Other cash inflows in 2004, 2003 and 2002 consisted of $57,000, $61,000 and $239,000, respectively, from the sale of common stock in connection with the exercise of stock options and purchases under the employee stock purchase plan.

     The Company leases various facilities under various operating leases that expire through May 2013. Total future minimum lease payments under these leases amount to approximately $6,207,000 as follows:

Fiscal years
(In thousands)
2005	$1,231
2006	1,248
2007	1,090
2008	586
2009	597
Thereafter	1,455

$6,207

     The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 27, 2004, total non-cancelable purchase orders were approximately $1,361,000 through fiscal 2005 and $7,000 beyond fiscal 2005 that are scheduled to be delivered to the Company at various dates throughout fiscal 2006.

Contractual Obligations

     The following table discloses the amounts of payments due under certain contractual obligations in the specified time periods.

(In thousands)	Under one year	One to three years	Three to five years	More than five years
Capital lease obligations	$10	$—	$—	$—
Operating leases	1,231	2,338	1,183	1,455
Purchase obligations	1,361	7	—	—

Total contractual obligations	$2,602	$2,345	$1,183	$1,455

     The Company has no off-balance-sheet arrangements (including standby letters of credit, guaranties, contingent interests in transferred assets, contingent obligations indexed to its own stock or any obligation arising out of a variable interest in an unconsolidated entity that provides credit or other support to the Company), that have or are likely to have a material effect on its financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

     Giga-tronics intends to maintain research and development expenditures for the purpose of broadening its product base. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its markets. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources.

Recently Issued Accounting Standards

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46R is effective for public entities for periods ending after March 15, 2004. The adoption of Interpretation No. 46R will not impact the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments that expose the company to market risk are cash and cash equivalents. The investments are held in recognized financial instruments and have limited market risk due to the short-term maturities of the instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 27, 2004	March 29, 2003
Assets
Current assets
Cash and cash equivalents	$2,752	$5,005
Notes receivable	253	6
Trade accounts receivable, net of allowance of $339 and $353, respectively	1,959	3,325
Inventories	6,920	10,244
Income tax refund receivable	—	100
Prepaid expenses	271	488

Total current assets	12,155	19,168
Property and equipment
Leasehold improvements	373	434
Machinery and equipment	15,969	16,593
Office furniture and fixtures	712	1,162

Property and equipment	17,054	18,189
Less accumulated depreciation and amortization	15,803	15,915

Property and equipment, net	1,251	2,274
Other assets	327	433

Total assets	$13,733	$21,875

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,686	$1,809
Accrued commissions	293	249
Accrued payroll and benefits	889	1,038
Accrued warranty	548	859
Customer advances	58	796
Obligations under capital lease	10	76
Other current liabilities	674	644

Total current liabilities	4,158	5,471
Obligations under capital lease, net of current portion	—	10
Deferred rent	379	434

Total liabilities	4,537	5,915

Shareholders’ equity
Preferred stock of no par value
Authorized 1,000,000 shares; no shares outstanding at March 27, 2004 and March 29, 2003	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,724,896 shares at
March 27, 2004 and 4,693,080 shares at
March 29, 2003 issued and outstanding	12,752	12,695
Retained earnings (accumulated deficit)	(3,556)	3,265

Total shareholders’ equity	9,196	15,960

Total liabilities and shareholders’ equity	$13,733	$21,875

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except share data)	March 27, 2004	March 29, 2003	March 30, 2002
Net sales	$17,491	$20,822	$35,363
Cost of sales	12,755	14,635	24,931

Gross profit	4,736	6,187	10,432
Product development	3,766	4,321	5,892
Selling, general and administrative	5,413	6,071	7,783
Amortization of intangibles	—	20	182
Goodwill impairment	—	—	173

Operating expenses	9,179	10,412	14,030

Operating loss from continuing operations	(4,443)	(4,225)	(3,598)
Other income (expense)	(4)	(163)	25
Interest income, net	7	60	59

Loss from continuing operations before income taxes	(4,440)	(4,328)	(3,514)
Provision (benefit) for income taxes	4	4,098	(1,983)

Loss from continuing operations	(4,444)	(8,426)	(1,531)
Loss on discontinued operations, net of income taxes	(2,377)	(2,336)	(571)

Net loss	$(6,821)	$(10,762)	$(2,102)

Basic and diluted net loss per share:
From continuing operations	$(0.94)	$(1.81)	$(0.33)
On discontinued operations	(0.51)	(0.50)	(0.13)

Basic and diluted net loss per share	$(1.45)	$(2.31)	$(0.46)

Shares used in per share calculation:
Basic and dilutive	4,704	4,663	4,604

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings (Accumulated
(In thousands except share data)	Shares	Amount	Deficit)	Total
Balance at March 31, 2001	4,542,694	$12,346	$16,129	$28,475
Comprehensive Income – net
Net loss	—	—	(2,102)	(2,102)
Stock issuance under stock option and employee stock purchase plans	106,250	239	—	239
Tax benefit associated with exercise of stock options	—	49	—	49

Balance at March 30, 2002	4,648,944	$12,634	$14,027	$26,661
Comprehensive Income – net
Net loss	—	—	(10,762)	(10,762)
Stock issuance under stock option and employee stock purchase plans	44,136	61	—	61

Balance at March 29, 2003	4,693,080	$12,695	$3,265	$15,960
Comprehensive Income – net
Net loss	—	—	(6,821)	(6,821)
Stock issuance under stock option and employee stock purchase plans	31,816	57	—	57

Balance at March 27, 2004	4,724,896	$12,752	$(3,556)	$9,196

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 27, 2004	March 29, 2003	March 30, 2002
Cash flows provided from operations:
Net loss	$(6,821)	$(10,762)	$(2,102)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Net provision for doubtful accounts	(14)	(5)	96
Depreciation and amortization	1,041	2,164	2,338
Impairment of goodwill	—	—	173
Tax benefit from employee stock options	—	—	49
(Gain) loss on sales of fixed assets	(4)	7	(1)
Deferred income taxes	—	4,085	(1,653)
Changes in operating assets and liabilities:
Notes receivable	(247)	(6)	—
Trade accounts receivable	1,380	647	3,799
Inventories	3,324	1,125	3,939
Prepaid expenses	217	(168)	229
Accounts payable	(123)	297	(1,921)
Accrued commissions	44	25	(211)
Accrued payroll and benefits	(149)	(211)	(438)
Accrued warranty	(311)	80	47
Accrued other liabilities	30	109	62
Customer advances	(738)	16	90
Income taxes receivable/payable	100	601	(701)
Reduction of deferred rent	(55)	(63)	(29)

Net cash (used in) provided by operations	(2,326)	(2,059)	3,766
Cash flows from investing activities:
Proceeds from sale of property and equipment	4	7	13
Purchases of property and equipment	(18)	(160)	(708)
Other assets	106	73	603

Net cash provided by (used in) investing activities	92	(80)	(92)
Cash flows from financing activities:
Issuance of common stock	57	61	239
Payments on capital leases	(76)	(97)	(202)

Net cash (used in) provided by financing activities	(19)	(36)	37
(Decrease) increase in cash and cash equivalents	(2,253)	(2,175)	3,711

Beginning cash and cash equivalents	5,005	7,180	3,469
Ending cash and cash equivalents	2,752	5,005	7,180

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$4	$6	$56

Cash paid for interest	—	1	21

Non-cash investing and financing activities:
Purchases under capital lease obligations	—	—	103

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

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

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal years 2004, 2003 and 2002 each contained 52 weeks.

Reclassifications Certain reclassifications, none of which affected net income (loss), have been made to prior year balances in order to conform to the current year presentation.

Revenue Recognition Revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability reasonably assured. This occurs when products are shipped, unless the arrangement involves acceptance terms. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received. Further, sales made to distributors do not include price protection or product return rights, except for product defects covered under warranty arrangements. The Company has no other post-shipment obligations.

The Company provides an allowance for doubtful accounts. The balance of customer receivables is net of the allowance for doubtful accounts at March 27, 2004 and March 29, 2003 of $339,000 and $353,000, respectively. The activity in the reserve account is as follows:

(In thousands)	March 27, 2004	March 29, 2003	March 30, 2002
Beginning balance	$353	$358	$262
Provision for doubtful accounts	4	32	110
Recoveries of doubtful accounts	(9)	(29)	—
Write-off of doubtful accounts	(9)	(8)	(14)

Ending balance	$339	$353	$358

Accrued Warranty The Company’s warranty policy generally provides three years for Fast Switching Microwave Synthesizers and Universal Power Meters and one year for all other products. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. See Note 10 to the consolidated financial statements, for the reconciliation of changes in the Company’s product warranty liabilities.

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

The Company follows Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, SFAS No. 144 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. As of March 27, 2004, management believes that there has been no impairment of the Company’s assets.

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

Pre-production Costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. Otherwise, they are expensed as incurred. Subsequent to fiscal 2002 year end, a telecommunications equipment customer of the Microsource division commenced liquidation proceedings. As a result, the orders under the long-term production contract with this customer were cancelled and Giga-tronics recorded a write-off of $1,100,000 of inventory and pre-production costs in the fourth quarter of fiscal 2002. Included in other assets as of March 27, 2004 and March 29, 2003 were capitalized pre-production costs of $268,000, and $341,000, respectively.

Product Development Costs Product development costs are charged to operations as incurred.

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

Stock-based Compensation During the first quarter of fiscal year 2004, the Company adopted SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Years Ended
(In thousands except per share data)	March 27, 2004	March 29, 2003	March 30, 2002
Net loss, as reported	$(6,821)	$(10,762)	$(2,102)
Deduct:
Stock-based compensation expense included in reported net loss	—	—	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(271)	(203)	(271)

Pro forma net loss	$(7,092)	$(10,965)	$(2,373)

Net loss per share – Basic:
As reported	$(1.45)	$(2.31)	$(0.46)
Pro forma	(1.51)	(2.35)	(0.52)
Net loss per share – Diluted:
As reported	(1.45)	(2.31)	(0.46)
Pro forma	(1.51)	(2.35)	(0.52)

     For purposes of computing pro-forma consolidated net loss, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below:

Years Ended	March 27, 2004	March 29, 2003	March 30, 2002
Expected life of options	4 years	4 years	4 years
Expected life of purchase rights	6 mos	6 mos	6 mos
Annualized volatility	87%	60%	60%
Risk-free interest rate	2.87 to 3.12	2.90 to 4.49	4.39 to 4.93
Dividend yield	Zero	Zero	Zero

Loss Per Share Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options using the treasury method. Antidilutive options are not included in the computation of diluted earnings per share. The number of stock options not included in the computation of diluted earnings is 556,000, 528,000 and 550,000 for fiscal 2004, 2003 and 2002, respectively.

Comprehensive Income (Loss) There are no items of other comprehensive income (loss).

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

Recently Issued Accounting Standards In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46R is effective for public entities for periods ending after March 15, 2004. The adoption of Interpretation No. 46R will not impact the Company’s financial position, results of operations or cash flows.

2 Cash and Cash Equivalents

     Cash equivalents of $1,117 and $3,650 at March 27, 2004 and March 29, 2003 respectively, consist of money market funds.

3 Inventories

	Years Ended
(In thousands)	March 27, 2004	March 29, 2003
Raw materials	$4,036	$4,669
Work-in-progress	1,915	3,427
Finished goods	724	1,096
Demonstration inventory	245	1,052

	$6,920	$10,244

4 Selling Expenses

     Selling expenses consist primarily of commissions paid to various marketing agencies. Commission expense totaled $1,034,000, $1,011,000, and $1,535,000 in fiscal 2004, 2003, and 2002, respectively. Advertising costs which are expensed as incurred totaled $75,000, $87,000, and $269,000 for fiscal 2004, 2003, and 2002, respectively.

5 Significant Customers and Industry Segment Information

     The Company has four reportable segments: Giga-tronics Instrument Division, ASCOR, Microsource, and Corporate. Giga-tronics Instrument division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of YIG tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments or devices. Corporate handles the financing needs of each segment and lends funds to each segment as required.

     The accounting policies for the segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes. Segment net sales includes sales to external customers. Segment pre-tax loss includes an allocation for corporate expenses, amortization of goodwill, and interest expense on borrowings from Corporate. Corporate expenses are allocated to the reportable segments based principally on full time equivalent headcount. Interest expense is charged at approximately prime (which is currently 4%) plus 1½% for cash required by each segment. Goodwill associated with acquisitions are recorded as assets of the individual segments. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses and other long-term assets. The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller. During the periods reported there were no significant inter-segment sales or transfers.

     The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different marketing strategies. All of the businesses except for Giga-tronics Instrument Division were acquired. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment. The tables below present information for the fiscal years ended in 2004, 2003 and 2002:

March 27, 2004 (In thousands):	Instrument Division	ASCOR	Microsource	Corporate	Total
Revenue	$8,573	$3,524	$5,394	$—	$17,491
Interest income	3	6	—	675	684
Interest expense	(153)	(15)	(509)	—	(677)
Depreciation and amortization	468	85	456	32	1,041
Loss from continuing operations before income taxes	(2,185)	(763)	(2,257)	765	(4,440)
Assets	5,527	2,406	4,415	1,385	13,733

March 29, 2003 (In thousands):	Instrument Division	ASCOR	Microsource	Corporate	Total
Revenue	$9,305	$3,830	$7,687	$—	$20,822
Interest income	17	28	2	532	579
Interest expense	(36)	—	(460)	(23)	(519)
Depreciation and amortization	556	108	1,250	40	1,954
Loss from continuing operations before income taxes	(3,477)	(473)	(999)	621	(4,328)
Assets	6,554	3,973	6,275	5,073	21,875

March 30, 2002 (In thousands):	Instrument Division	ASCOR	Microsource	Corporate	Total
Revenue	$21,559	$3,768	$10,036	$—	$35,363
Interest income	28	74	—	701	803
Interest expense	(130)	—	(561)	(53)	(744)
Depreciation and amortization	593	138	1,408	77	2,216
Loss from continuing operations before income taxes	(548)	(655)	(3,011)	700	(3,514)
Assets	12,122	3,479	9,661	7,618	32,880

     The Company’s Giga-tronics Instrument Division, ASCOR, and Microsource segments sell to agencies of the U.S. Government and U.S. defense-related customers. In fiscal 2004, 2003, and 2002 U.S. Government and U.S. defense-related customers accounted for 38%, 39%, and 18%, of sales, respectively. During fiscal 2004, an electronic instrument manufacturer accounted for 12% of the Company’s consolidated revenue and less that 1% of accounts receivable at year-end. During fiscal 2003, a Japanese distributor of the Company, Midoriya, accounted for less than 10% of the Company’s revenues and a negligible amount outstanding in accounts receivable. During 2002, Midoriya accounted for 18% of the Company’s consolidated sales, respectively. At fiscal 2002 year end, Midoriya had a negligible amount outstanding in accounts receivable.

Export sales accounted for 32%, 23%, and 47% of the Company’s sales in fiscal 2004, 2003 and 2002, respectively. Export sales by geographical area are shown below:

	Years Ended
(In thousands)	March 27, 2004	March 29, 2003	March 30, 2002
Americas	$157	$279	$1,089
Europe	2,562	2,052	4,845
Asia	1,858	1,468	8,948
Rest of world	933	964	1,719

	$5,510	$4,763	$16,601

6 Loss per Share

     Net loss and shares used in per share computations for the years ended March 27, 2004, March 29, 2003, and March 30, 2002 are as follows.

	Years Ended
(In thousands except per share data)	March 27, 2004	March 29, 2003	March 30, 2002
Net loss	$(6,821)	$(10,762)	$(2,102)
Weighted average:
Common shares outstanding	4,704	4,663	4,604
Potential common shares	—	—	—
Common shares assuming dilution	4,704	4,663	4,604
Net earnings (loss) per share of common stock	$(1.45)	$(2.31)	$(0.46)
Net earnings (loss) per share of common stock assuming dilution	$(1.45)	$(2.31)	$(0.46)
Stock options not included in computation	556	528	550

     The number of stock options not included in the computation of diluted earnings per share (EPS) for the period ended March 27, 2004, March 29, 2003 and March 30, 2002 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive.

7 Income Taxes

Following are the components of the provision (benefit) for income taxes:

	Years Ended
(In thousands)	March 27, 2004	March 29, 2003	March 30, 2002
Current:
Federal	$—	$—	$(760)
State	4	4	4

	4	4	(756)
Deferred:
Federal	—	2,885	(1,143)
State	—	1,200	(510)

	—	4,085	(1,653)
Charge in lieu of taxes attributable to employer stock option plans	—	9	49

Provision (benefit) for income taxes	$4	$4,098	$(2,360)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Deferred tax assets

	Years Ended
(In thousands)	March 27, 2004	March 29, 2003
Allowance for doubtful accounts	$145	$151
Inventory reserves and additional costs capitalized	2,920	3,272
Accrued vacation	110	152
Accrued warranty	266	368
Other accrued liabilities	352	256
Net operating loss carryforward	11,320	8,448
Income tax credits	2,148	1,894
Future state tax effect	(771)	(417)

	16,490	14,124
Valuation allowances	(16,440)	(13,921)

Deferred tax liabilities
Fixed asset depreciation	(50)	(203)

	$—	$—

	Years Ended
(In thousands except percentages)	March 27, 2004		March 29, 2003		March 30, 2002
Statutory federal income tax (benefit)	$(2,318)	(34.0)%	$(2,266)	(34.0)%	$(1,517)	(34.0)%
Beginning of year change in deferred tax asset valuation allowance	—	—	6,610	99.2	161	3.6
Valuation allowance	2,519	37.0	—	—	—	—
State income tax, net of federal benefit in 2002	(398)	(5.8)	(253)	(3.8)	(143)	(3.2)
Non-tax deductible expenses	—	—	9	0.1	9	0.2
Tax credits	—	—	(577)	(8.7)	(894)	(20.0)
Goodwill and patent amortization	—	—	—	—	142	3.2
Interest income exempt from federal tax	—	—	—	—	(82)	(1.8)
Other	201	2.9	575	8.7	(36)	(0.8)
Effective income tax expense (benefit)	$4	0.10%	$4,098	61.5%	$(2,360)	(52.8)%

     The change in valuation allowance from March 29, 2003 to March 27, 2004 was $2,519,000. The change in valuation allowance from March 30, 2002 to March 29, 2003 was $6,610,000. The change in valuation allowance from March 31, 2001 to March 30, 2002 was $161,000.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will realize benefits of these deductible differences, net of valuation allowances as of March 27, 2004.

     During the year ended March 27, 1999, the Company acquired approximately $7,600,000 of deferred tax assets in the acquisition of Microsource, which was fully offset by a valuation allowance. Subsequent recognition of tax benefits relating to the valuation allowance for deferred tax assets of Microsource will be allocated to goodwill and the remainder to income tax benefit. At March 31, 2002, goodwill was reduced by $452,000 for the tax benefits realized from the Microsource deferred tax assets.

     During the year ended March 30, 2002, disqualifying employee stock option dispositions resulted in an income tax deduction to the Company of approximately $122,000 and a tax benefit of approximately $49,000. The tax benefit has been reflected as an increase to the Company’s paid-in capital in the accompanying financial statements.

8	Stock Options and Employee Benefit Plans

Stock Option Plan The Company established a 1990 Stock Option Plan which provided for the granting of options for up to 700,000 shares of common stock. The 1990 Plan expired during the 2001 fiscal year. The Company subsequently established the 2000 Stock Option Plan, which provides for the granting of options for up to 700,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Options granted vest in one or more installments as set forth in the relevant option agreements and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR’s), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 27, 2004, no SAR’s have been granted under the option plan. As of March 27, 2004, the total number of shares of common stock available for issuance is 176,400 under the 2000 stock option plan. All outstanding options have a term of five years.

	Per Share Weighted Average	Options	Total Options	Weighted Average
	Fair Value Of Options Granted	Exercisable	Outstanding	Fair Value
Outstanding as of March 31, 2001		143,988	594,736	$3.610

Exercised			(67,275)	2.163
Forfeited			(145,437)	3.783
Granted	$4.290		168,150	4.290

Outstanding as of March 30, 2002		194,437	550,174	$3.838

Exercised			(12,188)	2.094
Forfeited			(113,750)	4.097
Granted	$2.605		104,000	2.605

Outstanding as of March 29, 2003		269,874	528,236	$3.580

Exercised			(21,110)	2.170
Forfeited			(203,526)	2.535
Granted	$2.184		252,500	2.184

Outstanding as of March 27, 2004		168,926	556,100	$3.382

     Following is a summary of stock option activity:

     Options Outstanding and Exercisable as of March 27, 2004, by Price Range

	Total	Weighted Average	Weighted	Number	Weighted
Range of	Options	Remaining	Average	of Options	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
From $1.22 to $1.96	100,000	4.20	$1.775	6,250	$1.220
From $2.12 to $6.13	440,350	3.16	3.551	148,426	4.464
From $8.88 to $8.88	15,750	1.11	8.88	14,250	8.88

From $1.22 to $8.88	556,100	3.29	$3.382	168,926	$4.716

Employee Stock Purchase Plan Under the Company’s Employee Stock Purchase Plan (the Purchase Plan), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of March 27, 2004, 56,631 shares remain available for issuance under the Purchase Plan. The weighted average fair value of the purchase rights granted in fiscal 2004 was $1.05.

401(k) Plan The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans up to 20% of their defined compensation. The Company is required to match a percentage of the participants’ contributions in accordance with the plan. Participants vest ratably in Company contributions over a four-year period. Company contributions to the plans for fiscal 2004, 2003, and 2002 were approximately $73,000, $138,000, and $159,000, respectively.

9	Commitments

     The Company leases a 47,397 square foot facility located in San Ramon, California, under a twelve-year lease (as amended) that commenced in April 1994. The Company leases a 18,756 square foot facility located in Fremont, California, under a ten-year lease that commenced in July 1999 and amended in May 2003. Included in this lease is approximately 9,000 square feet that the Company effectively abandoned use of upon sale of Dymatix on March 26, 2004. The Company accrued a loss of $114,000 for future lease expense, net of future sub-lease rental income. The Company leases a 33,439 square foot facility located in Santa Rosa, California, under a twenty-year lease that commenced in July 1993 and amended in April 2003. These facilities accommodate all of the Company’s present operations. The Company also has acquired equipment under capital and leases other equipment under operating leases. The future minimum lease payments for operating equipment and facility leases are shown below:

Fiscal years
(In thousands)
2005	$1,231
2006	1,248
2007	1,090
2008	586
2009	597
Thereafter	1,455

$6,207

The aggregate rental expense was $1,383,000, $1,848,000, and $1,695,000 in fiscal 2004, 2003, and 2002, respectively.

     As of March 27, 2004, Property and Equipment includes equipment under capital lease of $241,000 and related accumulated amortization of $144,000. As of March 29, 2003, Property and Equipment includes equipment under capital lease of $241,000 and related accumulated amortization of $95,000. The future minimum lease payments for capital leases are $10,000, which is due in fiscal 2005.

     The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 27, 2004, total non-cancelable purchase orders were approximately $1,361,000 through fiscal 2005 and $7,000 beyond fiscal 2005 and were scheduled to be delivered to the Company at various dates through September 2005.

10	Warranty Obligations

     The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Years Ended
(In thousands)	March 27, 2004	March 29, 2003	March 30, 2002
Balance at beginning of year	$859	$779	$731
Provision for current year sales	257	750	875
Warranty costs incurred	(568)	(670)	(827)

Balance at end of year	$548	$859	$779

     11 Subsequent Event

     On June 1, 2004, the Company executed a commitment letter with a financial institution for a secured revolving line of credit for $2.5 million, which is subject to certain closing conditions, including the execution of a loan agreement. The maximum amount that can be borrowed is limited to 80% of trade receivables, plus 25% raw material and finished goods inventory up to $500,000. Interest is payable at prime plus 1½%. The Company is required to comply with certain financial covenants under the arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Giga-tronics Incorporated:

     We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated and subsidiaries as of March 27, 2004 and March 29, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended March 27, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversite Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Giga-tronics Incorporated and subsidiaries as of March 27, 2004 and March 29, 2003, and the results of their operations and their cash flows for each of the years in the three year period ended March 27, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California
May 7, 2004, except as to Note 11, which is as of June 1, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15 (e) and 13d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be included in this annual report have been made known to them in a timely fashion. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 2004.

GIGA-TRONICS INCORPORATED
EXECUTIVE OFFICERS

Name	Age	Position
George H. Bruns, Jr.	85	Chief Executive Officer since January, 1995, Chairman of the Board and a Director of the Company. He provided seed financing for the Company in 1980 and has been a Director since inception. Mr. Bruns is General Partner of The Bruns Company, a private venture investment and management consulting firm. Mr. Bruns is Director of Testronics, Inc. of McKinney, Texas.

Mark H. Cosmez II	53	Vice President, Finance/Chief Financial Officer, Giga-tronics since October 1997. Before joining Giga-tronics, Mr. Cosmez was the Chief Financial Officer for Pacific Bell Public Communications. Prior to 1997, he was the Vice President of Finance and Chief Financial Officer for International Microcomputer Software Inc., a NASDAQ-traded software company.

Jeffrey T. Lum	58	President, ASCOR, Inc. since November 1987. Mr. Lum founded ASCOR in 1987 and has been President since inception. Mr. Lum was a founder and Vice President of Autek Systems Corporation, a manufacturer of precision waveform analyzers. Mr. Lum is on the Board of Directors for the Santa Clara Aquamaids, a non-profit organization dedicated to advancing athletes in synchronized swimming to the Olympics games.

Daniel S. Markowitz	53	President of Microsource, Inc. since 2003. Prior to that, President of Dymatix, a subsidiary of Giga-tronics, Inc., and its Ultracision and Viking predecessors from 1996 through 2003. General Manager of Mar Engineering from 1993 to 1996. Prior to that, some 20 years of varied positions in the aerospace industry.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the Company’s compensation of its executive officers is set forth under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of its Proxy Statement for the 2004 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2004 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as Giga-tronics’ independent auditors for the fiscal year ending March 27, 2004.

Audit Fees

KPMG LLP’s fees for audit services for our fiscal 2004 and 2003 were $194,000 and $180,000.

Audit-Related Fees

There were no KPMG LLP’s fees for audit-related services in our fiscal 2004 or 2003.

Tax Fees

There were no KPMG LLP’s fees for tax services for our fiscal 2004 and 2003.

All Other Fees

We did not incur any fees payable to KPMG for other professional services in fiscal 2004 or 2003.

Audit Committee Pre-Approval Policy

Our Audit Committee has not adopted a policy pre-approving any non-audit services by the independent accountants.

     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The following financial statements and schedules are filed or incorporated by reference as a part of this report.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Form 10K
(Page No.)
Financial Statements
Consolidated Balance Sheets - As of March 27, 2004 and March 29, 2003	20
Consolidated Statements of Operations - Years Ended March 27, 2004, March 29, 2003 and March 30, 2002	21
Consolidated Statements of Shareholders’ Equity - Years Ended March 27, 2004, March 29, 2003 and March 30, 2002	22
Consolidated Statements of Cash Flows - Years Ended March 27, 2004, March 29, 2003 and March 30, 2002	23
Notes to Consolidated Financial Statements	24 - 33
Report of Independent Registered Public Accounting Firm	34

(a)(2)	Schedules

Form 10-K
(Page No.)
Consent of Independent Registered Public Accounting Firm	42

     All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     Except for those portions thereof incorporated by reference in this Form 10-K, the 2004 Annual Report and the Proxy Statement are not to be deemed filed as part of this report.

(a)(3)	Exhibits

Reference is made to the Exhibit Index which is found on page 40 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

Form 8-K filed on February 5, 2004, reporting under Items 7 and 12, announcing the Company’s results for the fiscal quarter ended December 27, 2003.

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

/s/ GEORGE H. BRUNS JR George H. Bruns, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	6/3/2004 (Date)

/s/ MARK H. COSMEZ II Mark H. Cosmez II	Vice President, Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)	6/15/2004 (Date)

/s/ JAMES A. COLE James A. Cole	Director	6/3/2004 (Date)

/s/ KENNETH A HARVEY Kenneth A. Harvey	Director	6/4/2004 (Date)

/s/ ROBERT C. WILSON Robert C. Wilson	Director	6/3/2004 (Date)

/s/ WILLIAM E. WILSON William E. Wilson	Director	6/3/2004 (Date)

GIGA-TRONICS INCORPORATED

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.

3.2	By-laws of Registrant, as amended, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 28, 1998, and incorporated herein by reference.

10.1	1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on November 3, 1997 as Exhibit 99.1 to Form S-8 (33-39403) and incorporated herein by reference.**

10.2	Standard form Indemnification Agreement for Directors and Officers, previously filed on June 21, 1999, as Exhibit 10.2 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.**

10.3	Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as Exhibit 10.12 to Form 10-K for the fiscal year ended March 26, 1994 and incorporated herein by reference.

10.4	Employee Stock Purchase Plan, previously filed on August 29, 1997, as Exhibit 99.1 to Form S-8 (33-34719), and incorporated herein by reference.**

10.8	2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference.**

21*	Significant Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm. (See page 42 of this Annual Report on Form 10-K.)

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

  * Attached as exhibits to this Form 10-K.
** Management contract or compensatory plan or arrangement.