Form 10QSB
period 2004-06-26
GIGA TRONICS INC
filed 2004-08-09
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 26, 2004 or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT for the transition period from________ to _________

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED

(Exact name of Registrant as specified in its charter)

California	94-2656341

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (925) 328-4650

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)     No  (   )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

    Common stock outstanding as of August 2, 2004:                       4,724,896 shares

Transitional Small Business Disclosure Format (Check one) Yes  (   )     No  (X)

GIGA-TRONICS INCORPORATED

INDEX

		Page No.
PART I - FINANCIAL INFORMATION
ITEM 1	Condensed Consolidated Financial Statements:
	Unaudited Condensed Consolidated Balance Sheets as of June 26, 2004 and March 27, 2004	3
	Unaudited Condensed Consolidated Statements of Operations, three months ended June 26, 2004 and June 28, 2003	4
	Unaudited Condensed Consolidated Statements of Cash Flows, three months ended June 26, 2004 and June 28, 2003	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2	Management’s Discussion and Analysis of Operations and Financial Condition	10
ITEM 3	Controls and Procedures	14
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART II - OTHER INFORMATION

Item 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	June 26, 2004	March 27, 2004
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,376	$2,752
Notes receivable	257	253
Trade accounts receivable, net	2,610	1,959
Inventories	6,875	6,920
Prepaid expenses	350	271

Total current assets	12,468	12,155
Property and equipment, net	1,089	1,251
Other assets	313	327

Total assets	$13,870	$13,733

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,421	$1,686
Accrued commissions	243	293
Accrued payroll and benefits	875	889
Accrued warranty	512	548
Customer advances	358	58
Obligations under capital lease	2	10
Income taxes payable	4	—
Other current liabilities	539	674

Total current liabilities	3,954	4,158
Deferred rent	363	379

Total liabilities	4,317	4,537

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at June 26, 2004 and March 27, 2004	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,724,896 shares at June 26, 2004 and 4,724,896 shares at March 27, 2004 issued and outstanding	12,752	12,752
Accumulated deficit	(3,199)	(3,556)

Total shareholders’ equity	9,553	9,196

Total liabilities and shareholders’ equity	$13,870	$13,733

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In thousands except per share data) (Unaudited)	June 26, 2004	June 28, 2003
Net sales	$5,700	$5,239
Cost of sales	3,129	3,876

Gross profit	2,571	1,363
Product development	844	988
Selling, general and administrative	1,413	1,644

Operating expenses	2,257	2,632
Operating income (loss)	314	(1,269)
Interest income, net	4	(3)

Income (loss) from continuing operations before income taxes	318	(1,272)
Provision for income taxes	4	4

Income (loss) from continuing operations	314	(1,276)
Income (loss) on discontinued operations, net of income taxes	43	(2,356)

Net income (loss)	$357	$(3,632)

Basic net income (loss) per share:
From continuing operations	$0.07	$(0.27)
On discontinued operations	0.01	(0.50)

Basic net income (loss) per share	$0.08	$(0.77)

Diluted net income (loss) per share:
From continuing operations	$0.07	$(0.27)
On discontinued operations	0.01	(0.50)

Diluted net income (loss) per share	$0.08	$(0.77)

Shares used in per share calculation:
Basic	4,725	4,693

Dilutive	4,745	4,693

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands) (Unaudited)	June 26, 2004	June 28, 2003
Cash flows provided from operations:
Net income (loss)	$357	$(3,632)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	198	403
Gain on disposal or sale of equipment	—	(4)
Changes in operating assets and liabilities	(885)	2,146

Net cash used in operations	(330)	(1,087)

Cash flows from investing activities:
Purchases of property and equipment	(22)	(22)
Proceeds from sale of equipment	—	4
Other assets	—	17

Net cash used in investing activities	(22)	(1)

Cash flows from financing activities:
Payments on capital lease and other long term obligations	(24)	(106)

Net cash used in financing activities	(24)	(106)

Decrease in cash and cash equivalents	(376)	(1,194)
Cash and cash equivalents at beginning of period	2,752	5,005

Cash and cash equivalents at end of period	$2,376	$3,811

     Supplementary disclosure of cash flow information:

     (1) No cash was paid for income taxes in the three month periods ended June 26, 2004 and June 28, 2003.

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Giga-tronics (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 27, 2004.

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

(2)	Discontinued Operations

In the first quarter of 2004, Giga-tronics decided to discontinue the operations at its Dymatix division due to the substantial losses incurred over the last two years. Accordingly, the loss from discontinued operations was $2,356,000 for the first quarter of fiscal 2004.

In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix division. Under the terms of the sale, the Company will receive $300,000, of which $50,000 was paid at closing, $50,000 was rescheduled to be paid in July 2004, with the remaining $200,000 due in equal quarterly installments over the next two years. The buyer is currently delinquent in his installments and management is currently working with the buyer to secure payment. Management believes collection continues to be reasonably assured, as the note is collateralized by the Dymatix’ assets purchased, other business assets, and other personal assets of the purchaser. In addition, Giga-tronics may receive earn-out payments based on a percentage of sales on a monthly basis for two years after the closing date. The Company recognized a net gain of $53,000 in fiscal 2004, relating to this sale. With the sale of the Dymatix division, Giga-tronics will be able to focus on its core business in order to release new products more quickly to market.

(3)	Revenue Recognition

The Company records revenue in accordance with SAB 101 and 104, Revenue Recognition in Financial Statements. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is assured. This occurs when products are shipped, unless the arrangement involves acceptance terms. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.

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

(4)	Inventories

(In thousands)	June 26, 2004	March 27, 2004
Raw materials	$4,137	$4,036
Work-in-progress	1,898	1,915
Finished goods	509	724
Demonstration inventory	331	245

Total inventory	$6,875	$6,920

(5)	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options’ exercise price was above the average market price during the period. The shares used in per share computations are as follows (in thousands except per share data):

	Three Months Ended
(In thousands except per share data)	June 26, 2004	June 28, 2003
Net income (loss)	$357	$(3,632)

Weighted average:
Common shares outstanding	4,725	4,693
Potential common shares	20	—

Common shares assuming dilution	4,745	4,693

Net earnings (loss) per share of common stock	0.08	(0.77)
Net earnings (loss) per share of common stock assuming dilution	0.08	(0.77)
Stock options not included in computation	448	525

The number of stock options not included in the computation of diluted earnings per share (EPS) for the three month period ended June 26, 2004 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The number of stock options not included in the computation of diluted EPS for the three month period ended June 28, 2003 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. The weighted average exercise price of excluded options was $3.56 and $3.57 as of June 26, 2004 and June 28, 2003, respectively.

(6)	Stock Based Compensation

During the first quarter of fiscal year 2004, the Company adopted SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended
(In thousands except per share data)	June 26, 2004	June 28, 2003
Net income (loss), as reported	$357	$(3,632)
Deduct:
Stock-based compensation expense included in reported net income (loss)	—	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(66)	(46)

Pro forma net income (loss)	$291	$(3,678)

Net income (loss) per share – basic:
As reported	$0.08	$(0.77)
Pro forma	0.06	(0.78)
Net income (loss) per share – diluted:
As reported	0.08	(0.77)
Pro forma	0.06	(0.78)

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

Information on reportable segments is as follows:

		Three Months Ended
(In thousands)	June 26, 2004		June 28, 2003
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$3,521	$204	$2,107	$(812)
ASCOR	784	(113)	1,394	(194)
Microsource	1,395	23	1,738	(419)
Corporate	—	204	—	153

Total	$5,700	$318	$5,239	$(1,272)

(8)	Warranty Obligations

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

The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended
(In thousands)	June 26, 2004	June 28, 2003
Balance at beginning of quarter	$548	$858
Provision for current quarter sales	28	175
Warranty costs incurred	(64)	(228)

Balance at end of quarter	$512	$805

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION

The forward-looking statements included in this report including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends” and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 27, 2004 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview

The commercial business environment remains challenging; however Giga-tronics is showing improvements in new orders. Inquiries for Giga-tronics’ products were also higher as the Company recently introduced the 2400M Modulation Series microwave synthesizer. New orders in the military sector are showing indications of increased strength, but it is still too early to determine if the commercial wireless telecommunications market has rebounded. Giga-tronics intends to continue research and development in key growth areas in order to expand product lines and update existing lines with features our customers are demanding.

Cost reductions, including personnel reductions and renegotiated lease terms, are on track and have positioned Giga-tronics to take advantage of any potential opportunities in our market. If new orders should decrease or are canceled, cash may be used faster than currently anticipated. Management would anticipate further cost and expense reductions in this circumstance. While the management at Microsource anticipates that prospects for new orders will improve results for the new fiscal year, its short-term growth will be less than previously anticipated as there continue to be timing delays associated with currently booked orders.

In the first quarter of fiscal 2004, Giga-tronics decided to discontinue the operations at its Dymatix division due to the substantial losses incurred over the last two years. In the first quarter of fiscal 2005, the net profit from discontinued operations was $43,000, compared to a net loss of $2,356,000 for the same period in fiscal 2004. With the sale of Dymatix that occurred in the fourth quarter of fiscal 2004, Giga-tronics will be able to focus on its core business in order to release new products to market more quickly.

Results of Operations

New orders received from continuing operations in the first quarter of fiscal 2005 increased 23% to $3,467,000 from the $2,818,000 received in the first quarter of fiscal 2004. New orders increased primarily due to strengthening in our commercial wireless business coupled with increases in new military orders.

New orders

(Dollars in thousands)

	Three Months Ended
	June 26, 2004	% change	June 28, 2003
Instrument Division	$2,487	14%	$2,178
ASCOR	808	90%	426
Microsource	172	(20%)	214

Total	$3,467	23%	$2,818

Improvement in the commercial business at the Instrument Division helped to increase new orders in the first quarter of FY 2005. Orders at ASCOR increased in the first quarter primarily due to an increase in military demand for their products. Orders at Microsource decreased primarily due to reductions in military orders.

The following table shows order backlog and related information at the end of the respective periods.

     (Dollars in thousands)

	Three Months Ended
	June 26, 2004	% change	June 28, 2003
Backlog of unfilled orders	$14,122	(1%)	$14,316
Backlog of unfilled orders shippable within one year	5,839	3%	5,680
Previous fiscal year end (FYE) quarter backlog reclassified during year as shippable later than one year	199	100%	—
Net cancellations during year of previous FYE one-year backlog	18	(10%)	20

Backlog at the end of the first quarter 2005 was flat compared to the same period last year. During July 2004, Microsource renegotiated a long-term contract with an existing customer. As a result, the customer’s firm purchase commitment quantities have been significantly reduced and management will reverse its recorded backlog for deliveries beyond 12 months by approximately $4,900,000. The Company has no inventory risk or exposure associated with this reversal and as such there is no impact on the first quarter financial statements.

Fiscal 2005 first quarter net sales from continuing operations were $5,700,000, a 9% increase from the $5,239,000 in FY 2004. The increase in sales was primarily due to higher order levels at the Instrument Division due to the strength in the commercial wireless market offset by weakness in the military market at ASCOR coupled with weakness in the military sector and customer extension of delivery dates at Microsource. Sales at the Instrument Division increased 67% or $1,414,000. ASCOR sales decreased 44% or $610,000. Sales at Microsource decreased 20% or $343,000.

Allocation of net sales, by segment

(Dollars in thousands)

	Three Months Ended
	June 26, 2004	% change	June 28, 2003
Instrument Division	$3,521	67%	$2,107
ASCOR	784	(44%)	1,394
Microsource	1,395	(20%)	1,738

	5,700	9%	5,239

In the first quarter of fiscal 2005, cost of sales from continuing operations decreased 20% to $3,129,000 from $3,876,000 for the same period last year. The decrease is primarily attributable to the cost reductions in both personnel and the level of fixed manufacturing costs.

Operating Expenses and Cost of Sales

(Dollars in thousands)

	Three Months Ended
	June 26, 2004	% change	June 28, 2003
Cost of sales	$3,129	(20%)	$3,876
Product development	844	(15%)	988
Selling, general and admin.	1,413	(14%)	1,644

Total expenses	$5,386	(17%)	$6,508

Operating expenses from continuing operations decreased 14% or $375,000 in the first quarter of fiscal 2005 over 2004 due to decreases of $231,000 in selling, general and administrative and $144,000 in product development expenses. Product development costs from continuing operations decreased 15% or $144,000 in the fiscal 2005 first quarter primarily due to decreased product development expenses company wide on personnel cost reductions and a more streamlined product development focus. Selling, general and administrative expenses from continuing operations decreased 14% or $231,000 for the first quarter of fiscal year 2005 compared to the prior year. The decrease is a result of $98,000 less in marketing expenses, $57,000 less in administrative expenses and lower commission expense of $76,000 on lower commissionable sales for the quarter. These expense reductions were primarily personnel reductions and rent reductions due to renegotiated lease terms. Interest income in the first quarter of 2005 increased from the same period last year due to more cash available for investment.

Giga-tronics recorded a net profit of $357,000 or $0.08 per fully diluted share for the first quarter of fiscal year 2005 versus a net loss of $3,632,000 or $0.77 per fully diluted share in the same period last year. A $4,000 provision for income taxes was incurred in the first quarter of both fiscal year 2005 and fiscal year 2004.

Financial Condition and Liquidity

As of June 26, 2004, Giga-tronics had $2,376,000 in cash and cash equivalents, compared to $2,752,000 as of March 27, 2004.

Working capital for the first quarter of fiscal 2005 was $8,514,000 compared to $10,363,000 in the same period last year. The decrease in working capital in the first quarter of 2005 versus 2004 was primarily due to decreases in cash partially offset by a decrease in accrued warranty and an increase in customer advances.

The Company’s current ratio (current assets divided by current liabilities) at June 26, 2004 was 3.2 compared to 3.3 on June 28, 2003.

Cash used by operations amounted to $330,000 in the first quarter of fiscal 2005 and $1,087,000 in the same period of fiscal 2004. Cash used by operations in the first quarter of 2005 is primarily attributed to the operating profit in the quarter offset by net change in operating assets and liabilities. Cash used by operations in first quarter of fiscal 2004 was primarily attributed to the operating loss in the year offset by a decrease in inventory valuation.

Based on current operations, management believes that cash and cash equivalents remain adequate to meet anticipated operating needs for the next two years. However, this estimate is based on projections that may or may not be realized, therefore actual cash usage could be greater than projected. To operate beyond that term would require the Company to earn additional cash from operations, obtain a line of credit or obtain additional funds from other sources. On June 1, 2004, the Company obtained a secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1 1/2%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowing under this line of credit during the period ended June 26, 2004.

Additions to property and equipment were $22,000 in the first quarter of 2005 compared to $22,000 for the same period last year. Capital equipment spending reflects the overall decline in business activity and increased productivity.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

In December 2003, the FASB issued Interpretation No. 146 (“FIN 46R”)(revised December 2003), Consolidation of variable Interest Entities, an interpretation of accounting Research Bulletin No.51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 146 (“FIN 146”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 Voting interest consolidation model to an entity, an enterprise must first evaluate its involvement with all entities. There is no grand fathering of existing entities, Public companies must apply either FIN 146 or Fin 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this section of the report, including statements regarding sales under “OVERVIEW” and statements under “FINANCIAL CONDITION AND LIQUIDITY”, are forward-looking. While Giga-tronics believes that these statements are accurate, Giga-tronics’ business is dependent upon general economic conditions and various conditions specific to the test and measurement, wireless and semiconductor industries. Future trends and these factors could cause actual results to differ materially from the forward-looking statements that we have made. In particular:

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

Part II — OTHER INFORMATION

Item 1

Legal Proceedings

As of August 2, 2004, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Loan and Security Agreement dated June 21, 2004 between Silicon Valley Bank and Giga-tronics Incorporated.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

(b) Reports on Form 8-K

Form 8-K filed on May 14, 2004, reporting under Item 7, announcing the Company’s results for the fiscal quarter ended March 27, 2004.

Form 8-K filed on June 24, 2004, reporting under Item 4, announcing the Company’s changes in Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED (Registrant)

By:

Date: August 6, 2004	/s/ GEORGE H. BRUNS, JR.
George H. Bruns, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2004	/s/ MARK H. COSMEZ II
Mark H. Cosmez II
Vice President, Finance Chief Financial Officer and Secretary (Principal Accounting Officer)