Form 10QSB
period 2004-09-25
GIGA TRONICS INC
filed 2004-11-03
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 25, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT for the transition period from to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED

(Exact name of Registrant as specified in its charter)

California	94-2656341

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583

(Address of principal executive offices)	(Zip Code)

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

     Common stock outstanding as of November 1, 2004: 4,724,896 shares

Transitional Small Business Disclosure Format (Check one) Yes ☐       No ☒

GIGA-TRONICS INCORPORATED

ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)
(Unaudited)	September 25, 2004	March 27, 2004
Assets
Current assets
Cash and cash equivalents	$2,214	$2,752
Notes receivable	202	253
Trade accounts receivable, net	3,133	1,959
Inventories	6,708	6,920
Prepaid expenses	225	271

Total current assets	12,482	12,155
Property and equipment, net	918	1,251
Other assets	138	327

Total assets	$13,538	$13,733

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$941	$1,686
Accrued commissions	362	293
Accrued payroll and benefits	906	889
Accrued warranty	488	548
Customer advances	406	58
Obligations under capital lease	—	10
Other current liabilities	512	674

Total current liabilities	3,615	4,158
Deferred rent	346	379

Total liabilities	3,961	4,537

Shareholders’ equity
Preferred stock of no par value; Authorized 1,000,000 shares; no shares outstanding at September 25, 2004 and March 27, 2004	—	—
Common stock of no par value; Authorized 40,000,000 shares; 4,724,896 shares at September 25, 2004 and 4,724,896 shares at March 27, 2004 issued and outstanding	12,752	12,752
Accumulated deficit	(3,175)	(3,556)

Total shareholders’ equity	9,577	9,196

Total liabilities and shareholders’ equity	$13,538	$13,733

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)	Three Months Ended		Six Months Ended
(Unaudited)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales	$5,379	$5,135	$11,079	$10,374
Cost of sales	3,050	3,220	6,179	7,096

Gross profit	2,329	1,915	4,900	3,278
Product development	809	865	1,653	1,853
Selling, general and administrative	1,371	1,420	2,784	3,064

Operating expenses	2,180	2,285	4,437	4,917
Operating income (loss)	149	(370)	463	(1,639)
Interest (expense) income, net	(1)	13	3	10

Income (loss) from continuing operations before income taxes	148	(357)	466	(1,629)
Provision for income taxes	—	—	4	4

Income (loss) from continuing operations	148	(357)	462	(1,633)
Loss on discontinued operations, net of income taxes	(124)	(126)	(81)	(2,482)

Net income (loss)	$24	$(483)	$381	$(4,115)

Basic net income (loss) per share:
From continuing operations	$0.03	$(0.08)	$0.10	$(0.35)
On discontinued operations	(0.02)	(0.02)	(0.02)	(0.53)

Basic net income (loss) per share	$0.01	$(0.10)	$0.08	$(0.88)

Diluted net income (loss) per share:
From continuing operations	$0.03	$(0.08)	$0.10	$(0.35)
On discontinued operations	(0.02)	(0.02)	(0.02)	(0.53)

Diluted net income (loss) per share	$0.01	$(0.10)	$0.08	$(0.88)

Shares used in per share calculation:
Basic	4,725	4,696	4,725	4,695
Dilutive	4,732	4,696	4,734	4,695

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended
(Unaudited)	September 25, 2004	September 27, 2003
Cash flows provided from operations:
Net income (loss)	$381	$(4,115)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	552	615
Loss on disposal or sale of equipment	—	(4)
Changes in operating assets and liabilities	(1,398)	2,751

Net cash used in operations	(465)	(753)

Cash flows from investing activities:
Purchases of property and equipment	(30)	(30)
Other assets	—	49

Net cash (used in) provided by investing activities	(30)	19

Cash flows from financing activities:
Issuance of common stock	—	11
Payments on capital lease and other long term obligations	(43)	(150)

Net cash used in financing activities	(43)	(139)

Decrease in cash and cash equivalents	(538)	(873)
Cash and cash equivalents at beginning of period	2,752	5,005

Cash and cash equivalents at end of period	$2,214	$4,132

     Supplementary disclosure of cash flow information:

(1)	Cash paid for income taxes was $4 for the six month periods ended September 25, 2004 and September 27, 2003.

See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

In the first quarter of 2004, Giga-tronics decided to discontinue the operations at its Dymatix division due to the substantial losses incurred over the last two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix division and recognized a gain of $53,000 in connection with the sale. The purchase price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. Accordingly, the Company considers the note receivable to be impaired and has established an allowance for credit loss of $50,000 in the current period through a charge to discontinued operations. Additionally, the related interest receivable totaling $9,000 was reversed through a charge to discontinued operations and interest is no longer accrued on the impaired note receivable.

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

(4)	Inventories

(In thousands)	September 25, 2004	March 27, 2004
Raw materials	$3,980	$4,036
Work-in-progress	1,928	1,915
Finished goods	415	724
Demonstration inventory	385	245

Total inventory	$6,708	$6,920

(5)	Earnings (Loss) Per Share

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

	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income (loss)	$24	$(483)	$381	$(4,115)

Weighted average:
Common shares outstanding	4,725	4,696	4,725	4,695
Potential common shares	7	—	9	—

Common shares assuming dilution	4,732	4,696	4,734	4,695

Net earnings (loss) per share of common stock	0.01	(0.10)	0.08	(0.88)
Net earnings (loss) per share of common stock assuming dilution	0.01	(0.10)	0.08	(0.88)
Stock options not included in computation	486	571	486	571

The number of stock options not included in the computation of diluted earnings per share (EPS) for the three month and six month periods ended September 25, 2004 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The number of stock options not included in the computation of diluted EPS for the three month and six month periods ended September 27, 2003 are a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. The weighted average exercise price of excluded options was $3.30 and $3.37 as of September 25, 2004 and September 27, 2003, respectively.

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

	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income (loss), as reported	$24	$(483)	$381	$(4,115)
Deduct
Stock-based compensation expense included in reported net income (loss)	—	—	—	—
Add
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(63)	(49)	(129)	(97)

Pro forma net income (loss)	$(39)	$(532)	$252	$(4,212)

Net income (loss) per share - basic
As reported	$0.01	$(0.10)	$0.08	$(0.88)
Pro forma	(0.01)	(0.11)	0.05	(0.90)
Net income (loss) per share - diluted
As reported	0.01	(0.10)	0.08	(0.88)
Pro forma	(0.01)	(0.11)	0.05	(0.90)

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

Information on reportable segments is as follows:

	Three Months Ended
	September 25, 2004		September 27, 2003
		Pre-tax		Pre-tax
(In thousands)	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$3,137	$176	$2,381	$(440)
ASCOR	1,068	8	1,046	55
Microsource	1,174	(426)	1,708	(150)
Corporate	—	390	—	178

Total	$5,379	$148	$5,135	$(357)

	Six Months Ended
	September 25, 2004		September 27, 2003
		Pre-tax		Pre-tax
(In thousands)	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$6,658	$380	$4,488	$(1,252)
ASCOR	1,852	(105)	2,440	(139)
Microsource	2,569	(403)	3,446	(569)
Corporate	—	594	—	331

Total	$11,079	$466	$10,374	$(1,629)

(8)	Warranty Obligations

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

The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
(In thousands)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Balance at beginning of quarter	$512	$805	$548	$859
Provision for current quarter sales	56	95	84	269
Warranty costs incurred	(80)	(116)	(144)	(344)

Balance at end of quarter	$488	$784	$488	$784

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

In the first quarter of fiscal 2004, Giga-tronics decided to discontinue the operations at its Dymatix division due to the substantial losses incurred over the last two years. In the second quarter of fiscal 2005, the net loss from discontinued operations was $124,000, compared to a net loss of $126,000 for the same period in fiscal 2004. For the first six months of fiscal 2005, the net loss for discontinued operations was $81,000 as compared to a net loss of $2,482,000 for the same period a year ago. With the sale of Dymatix that occurred in the fourth quarter of fiscal 2004, Giga-tronics will be able to focus on its core business in order to release new products to market more quickly.

Results of Operations

New orders received from continuing operations in the second quarter of fiscal 2005 decreased 68% to $1,253,000 from the $3,930,000 received in the second quarter of fiscal 2004. As discussed below, the decline in orders is principally due to the renegotiation of a long term contract with an existing customer, whereby the Company reversed its recorded backlog for deliveries beyond 12 months by $4,854,000. Exclusive of this reversal, orders received for the second quarter increased 55% to $6,107,000 from $3,930,000 a year ago and orders received for the first half of fiscal 2005 increased 42% to $9,574,000 from $6,748,000 for the first half of fiscal 2004. New orders increased primarily due to strengthening in our commercial wireless business coupled with increases in new commercial and military orders.

	New Orders
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 25, 2004	% change	September 27, 2003	September 25, 2004	% change	September 27, 2003
Instrument Division	$3,791	51%	$2,519	$6,278	34%	$4,697
ASCOR	924	62%	572	1,732	74%	998
Microsource	(3,462)	(513%)	839	(3,290)	(412%)	1,053

Total	$1,253	(68%)	$3,930	$4,720	(30%)	$6,748

Improvement in the military and government business at the Instrument Division helped to increase new orders in the second quarter of FY 2005. Orders at ASCOR increased in the second quarter primarily due to an increase in commercial demand for their products. As discussed below, orders at Microsource decreased primarily due to the renegotiation of a long term contract with an existing customer, whereby the Microsource reversed its recorded backlog for deliveries beyond 12 months by $4,854,000; the decrease was offset in part by an increase in commercial orders.

The following table shows order backlog and related information at the end of the respective periods.

	Three Months Ended
(Dollars in thousands)	September 25, 2004	% Change	September 27, 2003
Backlog of unfilled orders	$9,996	(24%)	$13,111
Backlog of unfilled orders shippable within one year	7,435	37%	5,438
Previous fiscal year end (FYE) quarter backlog reclassified during year as shippable later than one year	333	15%	289
Net cancellations during year of previous FYE one-year backlog	—	(100%)	29

Backlog at the end of the second quarter 2005 has declined as compared to the end of the same period last year. This decline is a result of the following reversal offset by commercial orders received during the quarter. During July 2004, Microsource renegotiated a long-term contract with an existing customer. As a result, the customer’s firm purchase commitment quantities have been significantly reduced and management reversed its recorded backlog for deliveries beyond 12 months by approximately $4,854,000.

Fiscal 2005 second quarter net sales from continuing operations were $5,379,000, a 5% increase from the $5,135,000 in the second quarter of 2004. The increase in sales was primarily due to higher order levels at the Instrument Division due to the improvement in the commercial wireless market offset by weakness in the military market at ASCOR coupled with weakness in the military sector and customer extension of delivery dates at Microsource. For the six months ended September 25, 2004 sales improved 7% to $11,079,000 from the $10,374,000 for the same period in the prior year. The increase in sales was primarily due to higher order levels at the Instrument Division due to the strength in the commercial market as well as the military and government market coupled with limited improvement in the commercial market at ASCOR partially offset by weakness in the military sector and customer extension of delivery dates at Microsource.

	Allocation of Net sales by segment
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 25, 2004	% change	September 27, 2003	September 25, 2004	% change	September 27, 2003
Instrument Division	$3,137	32%	$2,381	$6,658	48%	$4,448
ASCOR	1,068	2%	1,046	1,852	(24%)	2,440
Microsource	1,174	(31%)	1,708	2,569	(25%)	3,446

Total	$5,379	5%	$5,135	$11,079	7%	$10,374

In the second quarter of fiscal 2005, cost of sales from continuing operations decreased 5% to $3,050,000 from $3,220,000 for the same period last year. For the six months ended September 25, 2004, the cost of sales from continuing operations declined 13% to $6,179,000 from $7,096,000 for the similar period ending September 27, 2004. Both of these declines are primarily attributable to the cost reductions in both personnel and the level of fixed manufacturing costs.

	Operating expense and Cost of sales
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 25, 2004	% change	September 27, 2003	September 25, 2004	% change	September 27, 2003
Cost of sales	$3,050	(5%)	$3,220	$6,179	(13%)	$7,096
Product development	809	(7%)	865	1,653	(11%)	1,853
Selling, general and administrative	1,371	(4%)	1,420	2,784	(9%)	3,064

Total	$5,230	(5%)	$5,505	$10,616	(12%)	$12,013

Operating expenses from continuing operations decreased 5% or $105,000 in the second quarter of fiscal 2005 over 2004 due to decreases of $49,000 in selling, general and administrative and $56,000 in product development expenses. Product development costs from continuing operations decreased 7% or $56,000 in the fiscal 2005 second quarter primarily due to decreased product development expenses company-wide on personnel cost reductions and a more streamlined product development focus. Selling, general and administrative expenses from continuing operations decreased 4% or $49,000 for the second quarter of fiscal year 2005 compared to the same period in the prior year. The decrease is a result of $117,000 less in marketing and administrative expenses offset by higher commission expense of $68,000 on higher commissionable sales for the quarter. These expense reductions were primarily personnel reductions and rent reductions due to renegotiated lease terms.

Operating expenses from continuing operations decreased 10% or $480,000 for the six months ended September 25, 2004 over the same period for prior year due to decreases of $280,000 in selling, general and administrative and $200,000 in product development expenses. Product development costs from continuing operations decreased 11% or $200,000 for the six months ended September 25, 2004 primarily due to decreased product development expenses company-wide on personnel cost reductions and a more streamlined product development focus. Selling, general and administrative expenses from continuing operations decreased 9% or $280,000 for the first half of fiscal year 2005 compared to the same period in the prior year. The decrease is a result of $272,000 less in marketing and administrative expenses coupled with lower commission expense of $8,000. These expense reductions were primarily personnel reductions and rent reductions due to renegotiated lease terms.

The pre-tax profit from continuing operations for the three and six months periods ended September 25, 2004 were $148,000 and $462,000, respectively. The pre-tax loss from continuing operations for the three and six months periods ended September 27, 2003 were $357,000 and $1,633,000, respectively. Giga-tronics recorded a net profit of $24,000 or $0.01 per fully diluted share for the second quarter of fiscal year 2005 versus a net loss of $483,000 or $0.10 per fully diluted share in the same period last year. Giga-tronics recorded a net profit of $381,000 or $0.08 per fully diluted share for the first half of fiscal 2005 versus a net loss of $4,115,000 or $0.88 per fully diluted share in the same period last year.

Loss from discontinued operations for the six-month period ended September 25, 2004 and September 27, 2003 totaled $81,000 and $2,482,000. The Company discontinued and subsequently sold its Dymatix division in the fourth quarter of 2004. The loss recorded for the six-month period ended September 25, 2004 reflects changes in estimated expense related to the discontinuation of the Dymatix division and a reserve for impairment established by management as discussed in Footnote 2 the Interim Consolidated Financial Statement – Discontinued Operations.

Financial Condition and Liquidity

As of September 25, 2004, Giga-tronics had $2,214,000 in cash and cash equivalents, compared to $2,752,000 as of March 27, 2004.

Working capital at the end of the second quarter of fiscal 2005 was $8,867,000 compared to $10,104,000 in the same period last year. The decrease in working capital at the end of the second quarter of 2005 versus 2004 was primarily due to decreases in cash partially offset by a decrease in accrued warranty.

The Company’s current ratio (current assets divided by current liabilities) at September 25, 2004 was 3.5 compared to 3.6 on September 27, 2003.

Cash used by operations amounted to $465,000 in the first half of fiscal 2005 and $753,000 in the same period of fiscal 2004. Cash used by operations in the first half of fiscal 2005 is primarily attributed to the operating profit in the quarter offset by net change in operating assets and liabilities. Cash used by operations in first half of fiscal 2004 was primarily attributed to the operating loss in the year offset by a decrease in inventory.

Based on current operations, management believes that cash and cash equivalents remain adequate to meet anticipated operating needs for the next two years. However, this estimate is based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected. To operate beyond that term would require the Company to earn additional cash from operations, obtain a line of credit or obtain additional funds from other sources. On June 1, 2004, the Company obtained a secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1 1/2%. Borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowing under this line of credit during the three and six month periods ended September 25, 2004.

Additions to property and equipment were $30,000 in the first half of fiscal 2005 compared to $30,000 for the same period last year. The low level of capital equipment spending reflects the overall decline in business activity and increased productivity.

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

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”)(revised December 2003), Consolidation of variable Interest Entities, an interpretation of accounting Research Bulletin No.51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 Voting interest consolidation model to an entity, an enterprise must first evaluate its involvement with all entities. There is no grandfathering of existing entities, Public companies must apply either FIN 46 or Fin 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

ITEM 3

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

As of November 1, 2004, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of stockholders was held on September 7, 2004.

The vote for the nominated Directors was as follows:

Nominee	In Favor	Withheld
George H. Bruns, Jr.	4,284,571	106,635
James A. Cole	4,280,721	110,485
Kenneth A. Harvey	4,280,721	110,485
Robert C. Wilson	4,280,721	110,485
William E. Wilson	4,253,364	137,842

ITEM 6

EXHIBITS

     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date: November 1, 2004	/s/ GEORGE H. BRUNS, JR.

George H. Bruns, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2004	/s/ MARK H. COSMEZ II

Mark H. Cosmez II
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Accounting Officer)