Form 10QSB
period 2004-12-25
GIGA TRONICS INC
filed 2005-02-01
CIK 719274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 25, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
for the transition period from to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED

(Exact name of small business issuer as specified in its charter)

California	94-2656341
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4650 Norris Canyon Road, San Ramon, CA 94583
(Address of principal executive offices)

Issuer’s telephone number: (925) 328-4650

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock outstanding as of February 1, 2005: 4,724,896 shares

Transitional Small Business Disclosure Format (Check one) Yes  ☐   No  ☑

GIGA-TRONICS INCORPORATED

Item 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)
(Unaudited)	December 25, 2004	March 27, 2004
Assets

Current assets
Cash and cash equivalents	$2,685	$2,752
Notes receivable	82	253
Trade accounts receivable, net	2,826	1,959
Inventories	6,834	6,920
Prepaid expenses	191	271

Total current assets	12,618	12,155

Property and equipment, net	761	1,251
Other assets	117	327

Total assets	$13,496	$13,733

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,045	$1,686
Accrued commissions	305	293
Accrued payroll and benefits	805	889
Accrued warranty	474	548
Customer advances	391	58
Obligations under capital lease	—	10
Other current liabilities	544	674

Total current liabilities	3,564	4,158
Deferred rent	327	379

Total liabilities	3,891	4,537

Shareholders’ equity
Preferred stock of no par value; Authorized 1,000,000 shares; no shares outstanding at December 25, 2004 and March 27, 2004	—	—
Common stock of no par value; Authorized 40,000,000 shares; 4,724,896 shares at December 25, 2004 and 4,724,896 shares at March 27, 2004 issued and outstanding	12,752	12,752
Accumulated deficit	(3,147)	(3,556)

Total shareholders’ equity	9,605	9,196

Total liabilities and shareholders’ equity	$13,496	$13,733

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003
Net sales	$5,130	$3,822	$16,209	$14,196

Cost of sales	2,755	2,732	8,934	9,828

Gross profit	2,375	1,090	7,275	4,368

Product development	812	961	2,465	2,814
Selling, general and administrative	1,398	1,209	4,182	4,273

Operating expenses	2,210	2,170	6,647	7,087

Operating income (loss)	165	(1,080)	628	(2,719)

Other expense	(2)	(4)	(2)	(4)
Interest (expense) income, net	(2)	—	1	10

Income (loss) from continuing operations before income taxes	161	(1,084)	627	(2,713)
Provision for income taxes	—	—	4	4

Income (loss) from continuing operations	161	(1,084)	623	(2,717)
(Loss) income on discontinued operations, net of income taxes	(133)	90	(214)	(2,392)

Net income (loss)	$28	$(994)	$409	$(5,109)

Basic net income (loss) per share:
From continuing operations	$0.04	$(0.23)	$0.13	$(0.58)
On discontinued operations	(0.03)	0.02	(0.04)	(0.51)

Basic net income (loss) per share	$0.01	$(0.21)	$0.09	$(1.09)

Diluted net income (loss) per share:
From continuing operations	$0.04	$(0.23)	$0.13	$(0.58)
On discontinued operations	(0.03)	0.02	(0.04)	(0.51)

Diluted net income (loss) per share	$0.01	$(0.21)	$0.09	$(1.09)

Shares used in per share calculation:
Basic	4,725	4,708	4,725	4,699
Dilutive	4,734	4,708	4,734	4,699

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended
(Unaudited)	December 25, 2004	December 27, 2003
Cash flows provided from operations:
Net income (loss)	$409	$(5,109)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	736	849
Loss (gain) on disposal or sale of equipment	2	(4)
Changes in operating assets and liabilities	(1,114)	3,200

Net cash provided by (used in) operations	33	(1,064)

Cash flows from investing activities:
Purchases of property and equipment	(38)	(50)
Other assets	—	77

Net cash (used in) provided by investing activities	(38)	27

Cash flows from financing activities:
Issuance of common stock	—	34
Payments on capital lease and other long term obligations	(62)	(181)

Net cash (used in) financing activities	(62)	(147)

Decrease in cash and cash equivalents	(67)	(1,184)
Cash and cash equivalents at beginning of period	2,752	5,005

Cash and cash equivalents at end of period	$2,685	$3,821

   Supplementary disclosure of cash flow information:

(1) Cash paid for income taxes was $4 for the nine month periods ended December 25, 2004 and December 27, 2003.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)        Discontinued Operations

In the first quarter of 2004, Giga-tronics discontinued the operations at its Dymatix division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix division and recognized a gain of $53,000 in connection with the sale. The purchase price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. Accordingly, the Company considers the note receivable to be impaired and has established an allowance for credit loss of $170,000 through charges to discontinued operations of $120,000 and $50,000 in the third and second fiscal quarters of 2005, respectively. Management’s designation of the loan as impaired and the establishment of an allowance for credit losses for financial reporting purposes does not relieve the purchaser of his obligation to repay the indebtedness. Accordingly, while no assurances can be provided, the Company plans to pursue all collection options and may ultimately recover all or a portion of the amounts reserved.

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

(4)        Inventories

(In thousands)	December 25, 2004	March 27, 2004
Raw materials	$3,839	$4,036
Work-in-progress	2,302	1,915
Finished goods	342	724
Demonstration inventory	351	245

Total inventory	$6,834	$6,920

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

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003
Net income (loss)	$28	$(994)	$409	$(5,109)

Weighted average:
Common shares outstanding	4,725	4,708	4,725	4,699
Potential common shares	9	—	9	—

Common shares assuming dilution	4,734	4,708	4,734	4,699

Net earnings (loss) per share of common stock	$0.01	$(0.21)	$0.09	$(1.09)
Net earnings (loss) per share of common stock assuming dilution	$0.01	$(0.21)	$0.09	$(1.09)
Stock options not included in computation	479	418	479	418

The number of stock options not included in the computation of diluted earnings per share (EPS) for the three month and nine month periods ended December 25, 2004 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The number of stock options not included in the computation of diluted EPS for the three month and nine month periods ended December 27, 2003 are a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. The weighted average exercise price of excluded options was $3.29 and $3.83 as of December 25, 2004 and December 27, 2003, respectively.

(6)        Stock Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003
Net income (loss), as reported	$28	$(994)	$409	$(5,109)
Deduct
Stock-based compensation expense included in reported net income (loss)	—	—	—	—
Add
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(57)	(48)	(186)	(145)

Pro forma net income (loss)	$(29)	$(1,042)	$223	$(5,254)

Net income (loss) per share – basic
As reported	$0.01	$(0.21)	$0.09	$(1.09)
Pro forma	(0.01)	(0.22)	0.05	(1.12)
Net income (loss) per share — diluted
As reported	$0.01	$(0.21)	$0.09	$(1.09)
Pro forma	(0.01)	(0.22)	0.05	(1.12)

See Note (9) — Recent Accounting Pronouncements related to the issuance of Statement of Financial Accounting Standards No. 123 (reissued 2004), Share-Based Payments.

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

Information on reportable segments is as follows:

	Three Months Ended
	December 25, 2004		December 27, 2003
		Pre-tax		Pre-tax
(In thousands)	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$3,061	$142	$1,947	$(538)
ASCOR	965	57	523	(323)
Microsource	1,104	(271)	1,352	(396)
Corporate	—	233	—	173

Total	$5,130	$161	$3,822	$(1,084)

	Nine Months Ended
	December 25, 2004		December 27, 2003
		Pre-tax		Pre-tax
(In thousands)	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$9,719	$522	$6,435	$(1,790)
ASCOR	2,817	(48)	2,963	(462)
Microsource	3,673	(674)	4,798	(965)
Corporate	—	827	—	504

Total	$16,209	$627	$14,196	$(2,713)

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

The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Nine Months Ended
(In thousands)	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003
Balance at beginning of quarter	$488	$784	$548	$859
Provision for current quarter sales	72	13	156	283
Warranty costs incurred	(86)	(119)	(230)	(464)

Balance at end of quarter	$474	$678	$474	$678

(9)        Recent Accounting Pronouncements

In December 2004, the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

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

Overview

The commercial business environment remains challenging; however Giga-tronics is showing improvements in new orders. Inquiries for Giga-tronics’ products were also higher as the Company recently introduced the 2400M Modulation Series microwave synthesizer. New orders in the military sector are showing indications of increased strength, but it is still too early to determine if the commercial wireless telecommunications market has rebounded. Giga-tronics intends to continue research and development in key growth areas in order to expand product lines and update existing lines with features that improve its competitive product offerings.

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

In the first quarter of fiscal 2004, Giga-tronics discontinued the operations at its Dymatix division due to the substantial losses incurred over the last two years. In the third quarter of fiscal 2005, the net loss from discontinued operations was $133,000, compared to a net income of $90,000 for the same period in fiscal 2004. For the first nine months of fiscal 2005, the net loss for discontinued operations was $214,000 as compared to a net loss of $2,392,000 for the same period a year ago. With the sale of Dymatix that occurred in the fourth quarter of fiscal 2004, Giga-tronics will be able to focus on its core business in order to release new products to market more quickly.

Results of Operations

New orders received from continuing operations in the third quarter of fiscal 2005 decreased 22% to $4,032,000 from the $5,151,000 received in the third quarter of fiscal 2004.

	New Orders
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 25, 2004	% change	December 27, 2003	December 25, 2004	% change	December 27, 2003

Instrument Division	$2,677	15%	$2,324	$8,955	28%	$7,021
ASCOR	934	85%	506	2,666	77%	1,504
Microsource	421	(82%)	2,321	(2,869)	(185%)	3,374

Total	$4,032	(22%)	$5,151	$8,752	(26%)	$11,899

Improvement in the military and government business at the Instrument Division helped to increase new orders in the third quarter of FY 2005. Orders at ASCOR increased in the third quarter primarily due to an increase in commercial demand for their products. Orders at Microsource decreased for the third quarter primarily due to a defense contractor order for $2,200,000 recorded during the prior year’s third quarter where no corresponding or similar order was recorded during the current fiscal quarter. Orders at Microsource for the nine months decreased primarily due to the renegotiation of a long term contract with an existing customer as discussed below, whereby Microsource, during the second quarter, reversed its recorded backlog for deliveries beyond 12 months by $4,854,000 and the inability to repeat the $2,200,000 defense contractor order from the prior year’s period; the decrease was offset in part by an increase in commercial orders.

The following table shows order backlog and related information at the end of the respective periods.

	Three Months Ended
(Dollars in thousands)	December 25, 2004	% Change	December 27, 2003
Backlog of unfilled orders	$8,898	(38%)	$14,440
Backlog of unfilled orders shippable within one year	7,047	10%	6,426
Previous fiscal year end (FYE) quarter backlog reclassified during year as shippable later than one year	191	(68%)	587
Net cancellations during year of previous FYE one-year backlog	7	(100%)	—

Backlog at the end of the third quarter 2005 has declined as compared to the end of the same period last year. This decline is a result of the following reversal offset by commercial orders received during the quarter. During July 2004, Microsource renegotiated a long-term contract with an existing customer. As a result, during the second fiscal quarter, the customer’s firm purchase commitment quantities were significantly reduced and management reversed its recorded backlog for deliveries beyond 12 months by approximately $4,854,000.

Fiscal 2005 third quarter net sales from continuing operations were $5,130,000, a 34% increase from the $3,822,000 in the third quarter of 2004. The increase in sales was primarily due to higher order levels at the Instrument Division due to the improvement in the commercial wireless market and commercial business at ASCOR offset with weakness in the military sector and customer extension of delivery dates at Microsource. For the nine months ended December 25, 2004 sales improved 14% to $16,209,000 from the $14,196,000 for the same period in the prior year. The increase in sales was primarily due to higher order levels at the Instrument Division due to the strength in the commercial market as well as the military and government market coupled with limited improvement in the commercial market at ASCOR partially offset by weakness in the military sector and customer extension of delivery dates at Microsource.

	Allocation of Net sales by segment
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 25, 2004	% change	December 27, 2003	December 25, 2004	% change	December 27, 2003

Instrument Division	$3,061	57%	$1,947	$9,719	51%	$6,435
ASCOR	965	85%	523	2,817	(5%)	2,963
Microsource	1,104	(18%)	1,352	3,673	(23%)	4,798

Total	$5,130	34%	$3,822	$16,209	14%	$14,196

In the third quarter of fiscal 2005, cost of sales from continuing operations increased 1% to $2,755,000 from $2,732,000 for the same period last year. For the nine months ended December 25, 2004, the cost of sales from continuing operations declined 9% to $8,934,000 from $9,828,000 for the similar period ending December 27, 2003. The decline was primarily attributable to the cost reductions in both personnel and the level of fixed manufacturing costs.

	Operating expense and Cost of sales
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 25, 2004	% change	December 27, 2003	December 25, 2004	% change	December 27, 2003

Cost of sales	$2,755	1%	$2,732	$8,934	(9%)	$9,828
Product development	812	(16%)	961	2,465	(12%)	2,814
Selling, general and administrative	1,398	16%	1,209	4,182	(2%)	4,273

Total	$4,965	1%	$4,902	$15,581	(8%)	$16,915

Operating expenses from continuing operations (which do not include cost of sales) increased 2% or $40,000 in the third quarter of fiscal 2005 over 2004 due to increases of $189,000 in selling, general and administrative expenses offset by a decrease in product development expenses. Product development costs from continuing operations decreased 16% or $149,000 in the fiscal 2005 third quarter primarily due to a reduction in personnel and consulting costs and a more streamlined product development focus. Selling, general and administrative expenses from continuing operations increased 16% or $189,000 for the third quarter of fiscal year 2005 compared to the same period in the prior year. The increase is a result of $46,000 more in marketing and administrative expenses along with a higher commission expense of $143,000 on higher commissionable sales for the quarter.

Operating expenses from continuing operations (which do not include cost of sales) decreased 6% or $440,000 for the nine months ended December 25, 2004 over the same period of the prior year due to decreases of $91,000 in selling, general and administrative and $349,000 in product development expenses. Product development costs from continuing operations decreased 12% or $349,000 for the nine months ended December 25, 2004 primarily due to a reduction in personnel and consulting costs and a more streamlined product development focus. Selling, general and administrative expenses from continuing operations decreased 2% or $91,000 for the nine months ended December 25, 2004 as compared to the same period in the prior year. The decrease is a result of $226,000 less in marketing and administrative expenses offset by higher commission expense of $135,000. These expense reductions were primarily personnel reductions and rent reductions due to renegotiated lease terms.

Net income from continuing operations for the three and nine month periods ended December 25, 2004 was $161,000 and $623,000, respectively. The net loss from continuing operations for the three and nine month periods ended December 27, 2003 was $1,084,000 and $2,717,000, respectively. Giga-tronics recorded a net profit of $28,000 or $0.01 per fully diluted share for the third quarter of fiscal year 2005 versus a net loss of $994,000 or $0.21 per fully diluted share in the same period last year. Giga-tronics recorded a net profit of $409,000 or $0.09 per fully diluted share for the nine month period ended December 25, 2004 versus a net loss of $5,109,000 or $1.09 per fully diluted share for the nine month period ended December 27, 2003.

Loss from discontinued operations for the nine month period ended December 25, 2004 and December 27, 2003 totaled $214,000 and $2,392,000. The Company discontinued and subsequently sold its Dymatix division in the fourth quarter of 2004. The loss recorded for the nine month period ended December 25, 2004 reflects changes in estimated expense related to the discontinuation of the Dymatix division and a reserve for impairment established by management as discussed in Footnote 2 the Interim Consolidated Financial Statement – Discontinued Operations.

Financial Condition and Liquidity

As of December 25, 2004, Giga-tronics had $2,685,000 in cash and cash equivalents, compared to $2,752,000 as of March 27, 2004.

Working capital at the end of the third quarter of fiscal 2005 was $9,054,000 compared to $9,358,000 at the end of the same period last year. The decrease in working capital at the end of the third quarter of 2005 versus 2004 was primarily due to decreases in cash partially offset by a decrease in accrued warranty.

The Company’s current ratio (current assets divided by current liabilities) at December 25, 2004 was 3.5 compared to 3.4 on December 27, 2003.

Cash provided by operations amounted to $33,000 for the nine month period ended December 25, 2004. Cash used by operations was $1,064,000 in the same period of fiscal 2004. Cash provided by operations for the first nine months of fiscal 2005 is primarily attributed to the operating profit in the quarter offset by net change in operating assets and liabilities. Cash used by operations in the nine month period ended December 27, 2003 was primarily attributed to the operating loss in the year offset by a decrease in inventory.

Based on current operations, management believes that cash and cash equivalents remain adequate to meet anticipated operating needs for the next two years. However, this estimate is based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected. To operate beyond that term would require the Company to earn additional cash from operations, maintain a line of credit or obtain additional funds from other sources. On June 1, 2004, the Company obtained a secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1 1/2%. Borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowing under this line of credit during the three and nine month periods ended December 25, 2004.

Additions to property and equipment were $38,000 for the nine month period ended December 25, 2004 compared to $50,000 for the same period last year. The low level of capital equipment spending reflects the overall decline in business activity and increased productivity.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

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

Giga-tronics’ core business is test and measurement, as well as components for the wireless communications market, which continues to be soft. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance, the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control, civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type, the involvement of the United Sates in war or other hostilities, restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends, the ability to collect receivables, and other risks and unforeseen events. If the commercial market should decline further, then shipments in the current year could fall short of plan resulting in a decline in earnings. Also, Giga-tronics has a significant number of defense-related orders. While Giga-tronics has seen some improvement in the defense sector, it is not significant enough to offset the decline in the commercial sector. If the defense market should decline, shipments in the current year could be less than anticipated and cause a decrease in earnings.

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

Item 3

Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1

Legal Proceedings

As of February 1, 2005, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date: February 1, 2005	/s/ GEORGE H. BRUNS, JR.

George H. Bruns, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2005	/s/ MARK H. COSMEZ II

Mark H. Cosmez II
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

E-1