Form 10-K
period 2005-03-26
GIGA TRONICS INC
filed 2005-06-15
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 26, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                                          to                                           .

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

Common Stock, No par value
(Title of class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year: $21,477,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant calculated on the closing average bid and asked prices as of May 25, 2005 was $16,997,405. There were a total of 4,734,646 shares of the Registrant’s Common Stock outstanding as of May 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-KSB	DOCUMENT

PART III	Registrant’s PROXY STATEMENT for its 2005 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 26, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

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

ITEM 1. BUSINESS

General

     Giga-tronics Incorporated (Giga-tronics, or the Company), includes operations of Giga-tronics Instrument Division, ASCOR, Inc. (ASCOR), and Microsource, Inc. (Microsource). In the first quarter of fiscal 2004, Giga-tronics elected to discontinue the operations of DYMATiX, which was a joint venture and principal activity of the Company’s subsidiaries Viking Semiconductor Equipment, Inc. (Viking) and Ultracision, Inc. (Ultracision).

     Giga-tronics designs, manufactures and markets through its Giga-tronics Instrument Division, a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. These products are used primarily in the design, production, repair and maintenance of commercial telecommunications, radar, and electronic warfare equipment.

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

     With the discontinuance and sale of DYMATiX, Giga-tronics has dissolved Viking and Ultracision.

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

ASCOR Inc.

     The ASCOR Inc. segment produces switch modules and interface adapters that operate with a bandwidth from direct current (DC) to 18 GHz. This segment’s switch modules may be incorporated within its customers’ automated test equipment. The end-user markets for these products are primarily related to defense, aeronautics, communications, satellite and electronic warfare.

Microsource Inc.

     The Microsource segment develops and manufactures a broad line of YIG tuned oscillators, filters and microwave synthesizers, which are used by its customers in manufacturing a wide variety of microwave instruments or devices.

Sources and Availability of Raw Materials and Components

     Substantially all of the components required by Giga-tronics to make its assemblies are available from more than one source. The Company occasionally uses sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume. In the Company’s opinion, the loss of any sole source arrangement it has would not be material to its operations.

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

     The Company presently holds 22 patents. None of these is critical to the Company’s ongoing business, and the Company does not actively maintain them. Capitalized costs relating to these patents were both incurred and fully amortized prior to March 1, 2003. Accordingly, these patents have no recorded value included in the Company’s fiscal 2004 and 2005 consolidated financial statements.

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

Importance of Limited Number of Customers

     Commercial business accounted for 62% of net sales in both fiscal 2005 and in fiscal 2004. The Company is a leading supplier of microwave and RF test instruments to various U.S. government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2006. Defense-related agencies accounted for 38% of net sales in both fiscal 2005 and in fiscal 2004. Prior to the last three years, in which the defense business has improved, sales to the defense industry in general and direct sales to the United States and foreign government agencies in particular had declined. Any decline of defense orders could have a negative effect on the business, operating results, financial condition and cash flows of Giga-tronics.

     During fiscal 2005 and 2004, the U.S. government defense agencies and their prime contractors made up 32% and 24%, respectively, of the Giga-tronics Instrument Division’s revenues.

     During fiscal 2005, ASCOR derived 25% of its revenues from the U.S. government defense agencies and their prime contractors, 15% from a communications equipment manufacturer, and another 39% from an automated test equipment manufacturer. During fiscal 2004, ASCOR derived 57% of its revenues from U.S. government defense agencies and their prime contractors and another 23% from an automated test equipment manufacturer.

     During fiscal 2005, Microsource derived 47% of its revenues from the U.S. government defense agencies and their prime contractors, an electronic instrument manufacturer comprised 36% and an international communications equipment company comprised 14%. During fiscal 2004, Microsource derived 47% of its revenues from the U.S. government defense agencies and their prime contractors, an electronic instrument manufacturer comprised 39% and an international communications equipment company comprised 13%.

     Other than U.S. government agencies and their defense contractors, no customer accounted for 10% or more of consolidated revenues of the Company in fiscal 2005, and no customer who accounted for 10% or more of revenues of any one segment accounted for 10% or more of any other segment.

     Other than U.S. government agencies and their defense contractors, one other customer accounted for 10% or more of consolidated revenues of the Company in fiscal 2004, but no customer who accounted for 10% or more of revenues of any one segment accounted for 10% or more of any other segment. The Company generated 12% of its fiscal 2004 consolidated revenue from an electronic instrument manufacturer.

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

Backlog of Orders

     On March 26, 2005, the Company’s backlog of unfilled orders was $15,792,000 compared to $16,355,000 at March 27, 2004. As of March 26, 2005, there were approximately $7,631,000 in unfilled orders that were scheduled for shipment beyond a year, as compared to approximately $8,882,000 at March 27, 2004. Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.

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

     Specification requirements of customers in this market vary widely. The Company is able to compete by offering products that meet a customer’s particular specification requirements; by being able to offer certain product specifications at lower cost resulting from the Company’s past production of products with those of similar specifications; and by being able to offer certain product specifications at a higher quality level. All of these advantages are attributable to the Company’s continuing investment in research and development and in a highly trained engineering staff.

     The customer’s decision is most often based on the best match of its particular requirements and the supplier’s operating specifications. In most cases, attracting and retaining customers does not require the Company to offer the best overall product with respect to each of the customer’s requirements, but rather the best product relative to the specifications that are most important to the customer.

     Occasionally price is a competitive consideration. In that circumstance, the Company believes it has more flexibility in making pricing decisions than its larger and more structured competitors.

Sales and Marketing

     Giga-tronics Instrument Division, ASCOR, and Microsource market their products through various distributors and representatives to commercial and government customers, although not necessarily through the same distributors and representatives.

Product Development

     Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products. Product development expenses totaled approximately $3,370,000 and $3,766,000 in fiscal 2005 and 2004, respectively.

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

Employees

     As of March 26, 2005, Giga-tronics employed 120 individuals on a full time basis. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the

Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

     The Company sells to its international customers through a network of foreign technical sales representative organizations.

	Geographic Distribution of Sales
		2005		2004
(Dollars in thousands)		Amount/Percent		Amount/Percent
Domestic		$15,356	71.5%	$11,981	68.5%
International		$6,121	28.5%	$5,510	31.5%

     See footnote 5 of the financial statements for further breakdown of international sales for the last two years.

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

Liquidity

     Based on current levels of sales and expenses, management believes that cash and cash equivalents remain adequate to meet anticipated operating needs for the next two years. However, this estimate is based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected. To operate beyond that term would require the Company to earn additional cash from operations, obtain a line of credit or obtain additional funds from other sources. The Company maintains a line of credit for $2,500,000, which expires June

21, 2005. The Company is in the process of negotiating a new line of credit, however, the Company does not believe that it needs the line of credit for operating purposes.

Giga-tronics acquisitions may not be effectively integrated and their integration may be costly

     As part of its business strategy, Giga-tronics may broaden its product lines and expand its markets, in part through the acquisition of other business entities. Giga-tronics is subject to various risks in connection with any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company’s business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into its product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. The Company has not made any acquisitions in the past seven years. No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially harm the Company or that any such acquisition will be successful in enhancing the Company’s business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of common stock. Any such issuance may result in dilution to all Giga-tronics shareholders, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of its common stock.

Giga-tronics’ common stock price is volatile

     The market price of the Company’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by Giga-tronics or by competitors, government regulations or developments in patent or other proprietary rights. In addition, the NASDAQ Small Cap and other stock markets have experienced significant price fluctuations in recent periods. These fluctuations often have seemingly been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of the common stock.

     Giga-tronics stock at any time has historically traded on thin volume on NASDAQ. Sales of a significant volume of stock could result in a depression of Giga-tronics share prices.

ITEM 2. DESCRIPTION OF PROPERTIES

     As of March 26, 2005, Giga-tronics’ principal executive office and the Instrument Division marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2006.

     ASCOR’s marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices, are located in approximately 18,700 square feet in Fremont, California, under a lease that expires on June 30, 2009. Included in this lease is approximately 7,700 square feet the use of which the Company effectively abandoned upon sale of Dymatix on March 26, 2004. The Company has an accrued loss of approximately $174,000 for future lease expense, net of estimated future sub-lease rental income. As of March 26, 2005, the Company has not sub-leased the available space.

     Microsource’s marketing, sales and engineering offices and manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 33,400 square foot facility in Santa Rosa, California, which it occupies under a lease expiring May 25, 2013.

     The Company believes that its facilities are adequate for its business activities.

ITEM 3. LEGAL PROCEEDINGS

     As of March 26, 2005, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 26, 2005.

     Executive Officers of the Company are listed in Part III, Item 10 of this Form 10-KSB.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

     Giga-tronics’ common stock is traded over the counter on NASDAQ Small Cap Market using the symbol “GIGA”. The Company’s common stock had been quoted on the NASDAQ National Market until July 22, 2004. NASDAQ informed the Company that it no longer met the National Market listing requirement of $10,000,000 in minimum shareholders’ equity. Because the Company did not expect to be able to increase its shareholders’ equity to this amount in the near term, it applied for and was accepted for quotation of its common stock on the NASDAQ Small Cap Market under the same ticker symbol “GIGA”. The number of record holders of the Company’s common stock as of March 26, 2005 was approximately 1,500. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without retail mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2005	High	Low	2004	High	Low
First quarter	(3/28-6/26)	$3.600	$1.460	(3/30-6/28)	$1.450	$1.190
Second quarter	(6/27-9/25)	1.860	1.510	(6/29-9/27)	2.550	1.600
Third quarter	(9/26-12/25)	2.430	1.610	(9/28-12/27)	2.410	1.720
Fourth quarter	(12/26-3/26)	6.160	2.060	(12/28-3/27)	2.870	1.960

     Giga-tronics has not paid cash dividends in the past and has no plans to do so in the future, based upon its belief that the best use of its available capital is in the enhancement of its product position.

     Giga-tronics has not issued any unregistered securities or repurchased any of its securities during the past fiscal year.

Selected Financial Data

     Effective March 26, 2000, the Company changed its method of accounting for revenue recognition to conform with the guidance provided by SAB 101. The impact of adopting SAB 101 was to increase earnings before the cumulative effect of the accounting change in the year ended March 31, 2001 by $520,000, net of income taxes.

     The following table sets forth selected financial data for the Company’s last five fiscal years. This information is derived from the Company’s audited financial statements, unless otherwise stated. This data should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Operations :

Years Ended
	March 26,	March 27,	March 29,	March 30,	March 31,
(In thousands except per share data)	2005	2004	2003	2002	2001
Net sales	$21,477	$17,491	$20,822	$35,363	$45,712
Gross profit	9,598	4,736	6,187	10,432	16,761
Operating expenses	8,760	9,179	10,412	14,030	14,522
Interest income, net	—	7	60	59	202
Pre-tax earnings (loss) from continuing operations before cumulative effect of accounting change	849	(4,440)	(4,328)	(3,514)	2,673
Provision (benefit) for income taxes	4	4	4,098	(1,983)	911
Income (loss) from continuing operations	845	(4,444)	(8,426)	(1,531)	1,762
Income (loss) on discontinued operations, net of income taxes	(233)	(2,377)	(2,336)	(571)	659
Income (loss) before cumulative effect of accounting change	612	(6,821)	(10,762)	(2,102)	2,421
Cumulative effect of accounting change	—	—	—	—	(520)
Net earnings (loss)	$612	$(6,821)	$(10,762)	$(2,102)	$1,901
Basic earnings (loss) per share:
From continuing operations	$0.18	$(0.94)	$(1.81)	$(0.33)	$0.39
On discontinued operations	(0.05)	(0.51)	(0.50)	(0.13)	0.15
Cumulative effect of accounting change	—	—	—	—	(0.12)
Net earnings (loss) per share – basic	$0.13	$(1.45)	$(2.31)	$(0.46)	$0.42
Diluted earnings (loss) per share:
From continuing operations	$0.18	$(0.94)	$(1.81)	$(0.33)	$0.37
On discontinued operations	(0.05)	(0.51)	(0.50)	(0.13)	0.14
Cumulative effect of accounting change	—	—	—	—	(0.11)
Net earnings (loss) per share – diluted	$0.13	$(1.45)	$(2.31)	$(0.46)	$0.40
Shares of common stock – basic	4,725	4,704	4,663	4,604	4,474
Shares of common stock – diluted	4,741	4,704	4,663	4,604	4,803

Financial Position:
(In thousands except ratio)	March 26, 2005	March 27, 2004	March 29, 2003	March 30, 2002	March 31, 2001
Current ratio	4.29	2.92	3.50	5.49	4.06
Working capital	$9,337	$7,997	$13,697	$23,135	$22,924
Total assets	$12,961	$13,733	$21,875	$32,880	$37,318
Shareholders’ equity	$9,812	$9,196	$15,960	$26,661	$28,475

Percentage Data:
Percent of net sales	March 26, 2005	March 27, 2004	March 29, 2003	March 30, 2002	March 31, 2001
Gross profit	44.7%	27.1%	29.7%	29.5%	36.7%
Operating expenses	40.8	52.5	50.0	39.7	31.8
Interest income, net	0.0	0.0	0.3	0.2	0.4
Pre-tax (loss) income from continuing operations before cumulative effect of accounting change	4.0	(25.4)	(20.8)	(9.9)	5.8
Income (loss) on discontinued operations, net of income taxes	(1.1)	(13.6)	(11.2)	(1.6)	1.4
Cumulative effect of accounting change	0.0	0.0	0.0	0.0	(1.1)
Net income (loss)	2.8	(39.0)	(51.7)	(5.9)	4.2

SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of unaudited results of operations for the fiscal years ended March 26, 2005 and March 27, 2004:

Quarterly Financial Information (Unaudited)
	2005
(In thousands except per share data)	First	Second	Third	Fourth	Year

Net sales	$5,700	$5,379	$5,130	$5,268	$21,477
Gross profit	2,571	2,329	2,375	2,323	9,598
Operating expenses	2,257	2,180	2,210	2,113	8,760
Interest income, net	4	(1)	—	(3)	—
Pre-tax income from continuing operations	318	148	161	222	849
Provision for income taxes	4	—	—	—	4
Income from continuing operations	314	148	161	222	845
Income (loss) on discontinued operations, net of income tax	43	(124)	(133)	(19)	(233)
Net income	$357	$24	$28	$203	$612
Basic earnings (loss) per share:
From continuing operations	$0.07	$0.03	$0.04	$0.05	$0.18
On discontinued operations	0.01	(0.02)	(0.03)	(0.01)	(0.05)
Net earnings per share – basic	$0.08	$0.01	$0.01	$0.04	$0.13
Diluted earnings (loss) per share:
From continuing operations	$0.07	$0.03	$0.04	$0.05	$0.18
On discontinued operations	0.01	(0.02)	(0.03)	(0.01)	(0.05)
Net earnings per share – diluted	$0.08	$0.01	$0.01	$0.04	$0.13
Shares of common stock – basic	4,725	4,725	4,725	4,727	4,725
Shares of common stock – diluted	4,745	4,732	4,734	4,802	4,741

Quarterly Financial Information (Unaudited)
	2004
(In thousands except per share data)	First	Second	Third	Fourth	Year

Net sales	$5,239	$5,135	$3,822	$3,295	$17,491
Gross profit	1,363	1,915	1,090	368	4,736
Operating expenses	2,632	2,285	2,170	2,092	9,179
Interest income, net	(3)	13	—	(3)	7
Pre-tax loss from continuing operations	(1,272)	(357)	(1,084)	(1,727)	(4,440)
Provision for income taxes	4	—	—	—	4
Loss from continuing operations	(1,276)	(357)	(1,084)	(1,727)	(4,444)
Loss on discontinued operations, net of income tax	(2,356)	(126)	90	15	(2,377)
Net loss	$(3,632)	$(483)	$(994)	$(1,712)	$(6,821)
Basic (loss) earnings per share:
From continuing operations	$(0.27)	$(0.08)	$(0.23)	$(0.36)	$(0.94)
On discontinued operations	(0.50)	(0.02)	0.02	0.00	(0.51)
Net loss per share – basic	$(0.77)	$(0.10)	$(0.21)	$(0.36)	$(1.45)
Diluted (loss) earnings per share:
From continuing operations	$(0.27)	$(0.08)	$(0.23)	$(0.36)	$(0.94)
On discontinued operations	(0.50)	(0.02)	0.02	0.00	(0.51)
Net loss per share – diluted	$(0.77)	$(0.10)	$(0.21)	$(0.36)	$(1.45)
Shares of common stock – basic	4,693	4,696	4,708	4,717	4,704
Shares of common stock – diluted	4,693	4,696	4,708	4,717	4,704

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

     Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In 2005, our business consisted of four operating and reporting segments: Giga-tronics Instrument Division, ASCOR, Microsource and Corporate.

     Our business is highly dependent on the wireless telecommunications market. While the Company has seen some improvement in the commercial business environment we believe it remains challenging. Giga-tronics experienced improvements in new orders in fiscal 2005. Inquiries for Giga-tronics’ products, including the new 2400M synthesizer (part of the 2400 family of products) were also higher in the year. New orders in the military sector are showing indications of increased strength; however it is still too early to determine if the commercial wireless telecommunications market has rebounded.

     The Company’s cost reduction programs, including reductions in personnel and new lease terms, are on track and have positioned Giga-tronics to take advantage of opportunities in our market. However, the Company’s employees have been on salary reductions over the last three years and the Company anticipates reinstating prior salary levels in fiscal 2006.

     The Company has recently released the 2400M synthesizer during the 2005 fiscal year. These products are being accepted by the marketplace and management believes there is significant room for growth. This release demonstrates the Company’s commitment to new product development. Giga-tronics intends to continue research and development in key growth areas in order to expand product lines and update existing lines with additional features.

     While Microsource received a large long-term order during fiscal 2005, the management at Microsource anticipates that prospects for new orders will be moderate for the new fiscal year.

     In the first quarter of 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The purchase price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note was secured by collateral and in management’s opinion this collateral deteriorated during the year. Accordingly, the Company considers the note receivable to be impaired and beginning in the second quarter has recorded a provision to reserve of $250,000 through charges to discontinued operations of $250,000 in the 2005 fiscal year. Management’s designation of the loan as impaired and the establishment of an allowance for credit losses for financial reporting purposes does not relieve the purchaser of his obligation to repay the indebtedness. Accordingly, while no assurances can be provided, the Company plans to pursue all collection options and may ultimately recover all or a portion of the amounts reserved.

Results of Operations

     New orders by segment are as follows for the fiscal years ended:

(Dollars in thousands)	2005	% change	2004	% change	2003
Instrument Division	$11,545	7%	$10,772	25%	$8,590
ASCOR	4,536	76%	2,574	(47%)	4,866
Microsource	4,833	28%	3,763	30%	2,892

Total	$20,914	22%	$17,109	5%	$16,348

     New orders received in fiscal 2005 increased 22% to $20,914,000 from the $17,109,000 received in fiscal 2004. New orders increased primarily due to strength in our commercial wireless market coupled with increases in new military orders and other commercial business.

     New orders received in fiscal 2004 increased 5% to $17,109,000 from the $16,348,000 received in fiscal 2003. New orders increased primarily due to strength in our commercial wireless market coupled with increases in new military orders.

     Increased orders from the military and their prime contractors at the Giga-tronics Instrument Division improved new orders for fiscal 2005. Orders at ASCOR increased in 2005 primarily due to increased orders from commercial customers. Orders at Microsource increased 28% primarily as a result of the recording of a $7.6 million long-term contract from Boeing, partially offset by the renegotiation of a long term contract with an existing customer as discussed below, whereby Microsource, during the second quarter, reversed its recorded backlog for deliveries beyond 12 months by $4,854,000.

     Orders for the new synthesizer at the Giga-tronics Instrument Division helped to improve new orders in fiscal 2004. Orders at ASCOR decreased in 2004 primarily due to a decrease in military and commercial demand. In 2004, orders at Microsource improved primarily due to an increase in military orders.

     The following table shows order backlog and related information at fiscal year end:

(Dollars in thousands)	2005	% change	2004	% change	2003
Backlog of unfilled orders	$15,792	(3%)	$16,355	(2%)	$16,737
Backlog of unfilled orders shippable within one year	8,185	10%	7,473	(2%)	7,660
Previous fiscal year end (FYE) one-year backlog reclassified during year as shippable later than one year	1,388	(23%)	1,804	24%	1,453
Net cancellations during year of previous FYE one-year backlog	25	(49%)	49	(94%)	861

     The backlog at year-end 2005 declined 3%. This decline is primarily a result of the following reversal coupled with increased shipments from backlog offset by the $7.6 million long-term contract from Boeing. During July 2004, Microsource renegotiated a long-term contract with an existing customer. As a result, during the second fiscal quarter, the customer’s firm purchase commitment quantities were significantly reduced and management reversed its recorded backlog for deliveries beyond 12 months by approximately $4,854,000.

     The decrease in backlog at year-end 2004 of 2% was primarily due to weak order levels at ASCOR, partially offset by strong order levels at the Instrument Division and Microsource.

     The allocation of net sales was as follows for fiscal years ended:

(Dollars in thousands)	2005	% change	2004	% change	2003
Commercial	$13,336	23%	$10,816	(15%)	$12,788
Government/defense	8,141	22%	6,675	(17%)	8,034

     The allocation of net sales by segment was as follows for fiscal years ended:

(Dollars in thousands)	2005	% change	2004	% change	2003
Instrument Division
Commercial	$8,170	26%	$6,478	(7%)	$6,985
Government/defense	4,279	104%	2,095	(10%)	2,320

ASCOR
Commercial	2,455	64%	1,500	(48%)	2,907
Government/defense	1,366	(33%)	2,024	119%	923

Microsource
Commercial	2,711	(3%)	2,838	(2%)	2,896
Government/defense	2,496	(4%)	2,556	(47%)	4,791

     Fiscal 2005 net sales were $21,477,000, a 23% increase from the $17,491,000 of net sales in 2004. The increase in sales was primarily due to improvement in our commercial wireless market coupled with increases in new military orders and other commercial business. Sales at the Giga-tronics Instrument Division increased 45% or $3,876,000. ASCOR sales increased 8% or $297,000. Sales at Microsource decreased 3% or $187,000.

     Fiscal 2004 net sales were $17,491,000, a 16% decrease from the $20,822,000 net sales in 2003. The decrease in sales was primarily due to lower order levels at the Giga-tronics Instrument Division in the first three quarters due to the weakness in the commercial wireless market coupled with customer extension of delivery dates at Microsource. Sales at the Giga-tronics Instrument Division decreased 8% or $732,000. ASCOR sales decreased 8% or $306,000 on weak orders. Sales at Microsource decreased 30% or $2,293,000.

     Cost of sales was as follows for the fiscal years ended:

(Dollars in thousands)	2005	% change	2004	% change	2003
Cost of sales	$11,879	(7%)	$12,755	(12%)	$14,635

     For fiscal 2005, cost of sales decreased 7% to $11,879,000 from $12,755,000 in fiscal 2004. The decrease is primarily attributable to decreased material content of products shipped.

     For fiscal 2004, cost of sales decreased 12% to $12,755,000 from $14,635,000 in fiscal 2003. The decrease is primarily attributable to the 16% decline in sales. The reduction in cost of sales was not proportional to the decline in sales due to the level of fixed manufacturing costs.

     Operating expenses were as follows for the fiscal years ended:

(Dollars in thousands)	2005	% change	2004	% change	2003
Product development	$3,370	(11%)	$3,766	(13%)	$4,321
Selling, general and admin.	5,390	—	5,413	(11%)	6,071
Amortization of intangibles	—	—	—	(100%)	20
Total operating expenses	$8,760	(5%)	$9,179	(12%)	$10,412

     Operating expenses decreased 5% or $419,000 in fiscal 2005 over 2004 due to decreases of $396,000 in product development expenses and decreases of $23,000 in selling, general and administrative expenses. Product development costs decreased 11% or $396,000 in fiscal 2005 primarily due to decreased product development expenses company wide on personnel cost reductions and a more streamlined product development focus. Selling, general and administrative expenses remained flat for fiscal year 2005 compared to the prior year. The decrease is a result of $136,000 less in marketing expenses, coupled with $97,000 less in administrative expenses, offset by higher commission expense of $210,000. These expense reductions were primarily personnel reductions and rent reductions due to renegotiated lease terms. The higher commission expense was a direct result of increased sales in fiscal 2005.

     Interest income in 2005 decreased from 2004 due to less cash available for investment and lower interest rates.

     Operating expenses decreased 12% or $1,233,000 in fiscal 2004 over 2003 due to decreases of $658,000 in selling, general and administrative, $555,000 in product development expenses and $20,000 in amortization of intangibles. Product development costs decreased 13% or $555,000 in fiscal 2004 primarily due to decreased product development expenses company wide on personnel cost reductions and a more streamlined product development focus. Selling, general and administrative expenses decreased 11% or $658,000 for the fiscal year 2004 compared to the prior year. The decrease is a result of $397,000 less in marketing expenses, coupled with $284,000 less in administrative expenses and higher commission expense of $23,000 on lower sales for the year. These expense reductions were primarily personnel reductions and rent reductions due to renegotiated lease terms. For fiscal year 2004 amortization of intangibles decreased 100% or $20,000 as compared to last fiscal year. The decrease in the amortization of intangibles is primarily a result of full amortization of patents and licenses.

     Interest income in 2004 decreased from 2003 due to less cash available for investment and lower interest rates.

     Giga-tronics recorded a net profit of $612,000 or $0.13 per fully diluted share for the fiscal year 2005 versus a net loss of $6,821,000 or $1.45 per fully diluted share in 2004. The loss in 2004 versus the profit in 2005 is attributable to higher revenue in 2005 coupled with the full year effect of cost reductions initiated in fiscal 2004.

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

Critical Accounting Policies

     The Company’s discussion and analysis of its financial condition and the results of operations are based upon the consolidated financial statements included in this report and the data used to prepare them. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and we are required to make judgments, estimates, and assumptions in the course of such preparation. The Summary of Significant Accounting Policies included with the consolidated financial statements describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, the Company reevaluates its judgments, estimates, and assumptions, including those related to revenue recognition, product warranties, allowance for doubtful accounts, valuation of inventories, and valuation allowance on deferred tax assets. The Company bases its judgment and estimates on historical experience, knowledge of current conditions, and its beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Management of Giga-tronics has identified the following as the Company’s critical accounting policies:

Revenues

     Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. This generally occurs when products are shipped and the risk of loss has passed. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance.

Product Warranties

     Upon shipment, the Company also provides for the estimated cost that may be incurred for product warranties. The Company’s warranty policy generally provides three years for Universal Power Meters and one year for all other products. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products and the length of the warranty. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product.

Accounts Receivable

     Accounts receivable are stated at the net realizable value. The Company has estimated an allowance for uncollectible accounts based on analysis of specifically identified problem accounts, outstanding receivables, consideration of the age of those receivables, and the Company’s historical collection experience.

Inventory

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company periodically reviews inventory on hand to identify and write down excess and obsolete inventory based on estimated product demand.

Deferred Income Tax

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, that may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of March 26, 2005 and March 27, 2004. Management has, therefore, established a valuation allowance against its net deferred tax assets as of March 26, 2005 and March 27, 2004.

Product Development Costs

     The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other pre-production and product development costs are expensed as incurred.

Financial Condition and Liquidity

     As of March 26, 2005, Giga-tronics had $2,540,000 in cash and cash equivalents, compared to $2,752,000 as of March 27, 2004.

     Working capital for the 2005 fiscal year end was $9,337,000 compared to $7,997,000 in 2004 and $13,697,000 in 2003. The increase in working capital in 2005 from 2004 is attributed to operating income in the year coupled with the net change in operating assets and liabilities. The decrease in working capital in 2004 from 2003 was primarily due to decreases in cash, accounts receivable and net inventories partially offset by a decrease in customer advances.

     The Company’s current ratio (current assets divided by current liabilities) at March 26, 2005 was 4.3 compared to 2.9 on March 27, 2004 and 3.5 on March 29, 2003. At March 26, 2005, the improvement in this ratio is primarily the result of the increase in trade receivables partially offset by the decrease in inventories and the decrease in accounts payable. At March 27, 2004, the reduction in this ratio was primarily the result of decreases in inventories, cash and cash equivalents, and receivables.

     Cash used by operations amounted to $237,000 in 2005, $2,326,000 in 2004, and $2,059,000 in 2003. Cash used by operations in 2005 was primarily attributed to the increase in trade accounts receivable and the decrease in accounts payable, partially offset by the decrease in inventories. Cash used by operations in 2004 is primarily attributed to the operating loss in the year and a decrease in customer advances offset by depreciation and amortization expenses that are non-cash items and decreases in net accounts receivable and net inventories.

     Additions to property and equipment were $185,000 in 2005 compared to $18,000 in 2004 and $160,000 in 2003. The increase in capital equipment spending in fiscal 2005 reflected the overall improvement in business activity. The reduction in capital equipment spending in fiscal 2004 reflected the overall decline in business activity.

     Other cash inflows in 2005 and 2004 consisted of $4,000 and $57,000 respectively, from the sale of common stock in connection with the exercise of stock options and purchases under the employee stock purchase plan.

     The Company leases various facilities under operating leases that expire through May 2013. Total future minimum lease payments under these leases amount to approximately $4,979,000 as follows:

Fiscal years
(In thousands)
2006	$1,248
2007	1,090
2008	586
2009	597
2010	406
Thereafter	1,052

$4,979

     The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 26, 2005, total non-cancelable purchase orders were approximately $1,092,000 through fiscal 2006 and $82,000 beyond fiscal 2006 and were scheduled to be delivered to the Company at various dates through August 2007.

Contractual Obligations

     The following table discloses the amounts of payments due under certain contractual obligations in the specified time periods.

(In thousands)	Under one year	One to three years	Three to five years	More than five years
Operating leases	$1,248	$1,676	$1,003	$1,052
Purchase obligations	1,092	82	—	—

Total contractual obligations	$2,340	$1,758	$1,003	$1,052

     The Company has no other off-balance-sheet arrangements (including standby letters of credit, guaranties, contingent interests in transferred assets, contingent obligations indexed to its own stock or any obligation arising out of a variable interest in an unconsolidated entity that provides credit or other support to the Company), that have or are likely to have a material effect on its financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recently Issued Accounting Standards

     In December 2004 the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options, granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of 123 (R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, March 26, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (FAS 151). FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, FAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. FAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2007. We are currently evaluating the effect of FAS 151 on our financial statements and related disclosures.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Form 10-KSB
Financial Statements	(Page No.)
Consolidated Balance Sheets -	22
As of March 26, 2005 and
March 27, 2004

Consolidated Statements of Operations -	23
Years Ended March 26, 2005 and
March 27, 2004

Consolidated Statements of Shareholders’ Equity -	24
Years Ended March 26, 2005 and
March 27, 2004

Consolidated Statements of Cash Flows -	25
Years Ended March 26, 2005 and
March 27, 2004

Notes to Consolidated Financial Statements	26 - 35

Reports of Independent Registered Public Accounting Firms	36 - 37

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 26, 2005	March 27, 2004
Assets
Current assets
Cash and cash equivalents	$2,540	$2,752
Notes receivable, net of allowance of $250 and $0, respectively	7	253
Trade accounts receivable, net of allowance of $77 and $339, respectively	3,145	1,959
Inventories	6,257	6,920
Prepaid expenses and other assets	227	271

Total current assets	$12,176	$12,155

Property and equipment
Leasehold improvements	$373	$373
Machinery and equipment	15,786	15,969
Office furniture and fixtures	721	712

Property and equipment	16,880	17,054
Less accumulated depreciation and amortization	16,206	15,803

Property and equipment, net	674	1,251
Other assets	111	327

Total assets	$12,961	$13,733

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,075	$1,686
Accrued commissions	200	293
Accrued payroll and benefits	720	889
Accrued warranty	378	548
Customer advances	2	58
Obligations under capital lease	—	10
Other current liabilities	464	674

Total current liabilities	$2,839	$4,158
Deferred rent	310	379

Total liabilities	$3,149	$4,537

Shareholders’ equity
Preferred stock of no par value
Authorized 1,000,000 shares; no shares outstanding at March 26, 2005 and March 27, 2004	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,728,646 shares at March 26, 2005 and 4,724,896 shares at March 27, 2004 issued and outstanding	12,756	12,752
Accumulated Deficit	(2,944)	(3,556)

Total shareholders’ equity	9,812	9,196

Total liabilities and shareholders’ equity	$12,961	$13,733

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except per share data)	March 26, 2005	March 27, 2004
Net sales	$21,477	$17,491
Cost of sales	11,879	12,755

Gross profit	9,598	4,736

Product development	3,370	3,766
Selling, general and administrative	5,390	5,413

Operating expenses	8,760	9,179

Operating income (loss) from continuing operations	838	(4,443)

Other income (expense)	11	(4)
Interest income, net	—	7

Income (loss) from continuing operations before income taxes	849	(4,440)
Provision for income taxes	4	4

Income (loss) from continuing operations	845	(4,444)
Loss on discontinued operations, net of income taxes of nil for 2005 and 2004	(233)	(2,377)

Net income (loss)	$612	$(6,821)

Basic net income (loss) per share :
From continuing operations	$0.18	$(0.94)
On discontinued operations	(0.05)	(0.51)

Basic net income (loss) per share	$0.13	$(1.45)

Diluted net income (loss) per share :
From continuing operations	$0.18	$(0.94)
On discontinued operations	(0.05)	(0.51)

Diluted net income (loss) per share	$0.13	$(1.45)

Shares used in per share calculation:
Basic	4,725	4,704
Dilutive	4,741	4,704

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Retained Earnings
	Common Stock		(Accumulated
(In thousands except share data)	Shares	Amount	Deficit)	Total

Balance at March 29, 2003	4,693,080	$12,695	$3,265	$15,960
Comprehensive Income – net
Net loss	—	—	(6,821)	(6,821)
Stock issuance under stock option and employee stock purchase plans	31,816	57	—	57

Balance at March 27, 2004	4,724,896	$12,752	$(3,556)	$9,196
Comprehensive Income – net
Net income	—	—	612	612
Stock issuance under stock option and employee stock purchase plans	3,750	4	—	4

Balance at March 26, 2005	4,728,646	$12,756	$(2,944)	$9,812

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 26, 2005	March 27, 2004
Cash flows from operations:
Net income (loss)	$612	$(6,821)
Adjustments to reconcile net income (loss) to net cash used in operations:
Net provision for doubtful accounts and note receivable	(12)	(14)
Depreciation and amortization	758	1,041
(Gain) loss on sales of fixed assets	4	(4)
Deferred rent	(69)	(55)
Changes in operating assets and liabilities:
Notes receivable	(4)	(247)
Trade accounts receivable	(924)	1,380
Inventories	663	3,324
Prepaid expenses and other current assets	44	217
Accounts payable	(611)	(123)
Accrued commissions	(93)	44
Accrued payroll and benefits	(169)	(149)
Accrued warranty	(170)	(311)
Accrued other liabilities	(210)	30
Customer advances	(56)	(738)
Income taxes receivable/payable	—	100

Net cash used in operations	(237)	(2,326)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	4
Purchases of property and equipment	(185)	(18)
Other assets	216	106

Net cash provided by investing activities	31	92

Cash flows from financing activities:
Issuance of common stock	4	57
Payments on capital leases	(10)	(76)

Net cash used in financing activities	(6)	(19)

Decrease in cash and cash equivalents	(212)	(2,253)

Beginning cash and cash equivalents	2,752	5,005

Ending cash and cash equivalents	$2,540	$2,752

Supplementary disclosure of cash flow information:

Cash paid for income taxes	$4	$4

Cash paid for interest	—	—

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1 Summary of Significant Accounting Policies

The Company The accompanying consolidated financial statements include the accounts of Giga-tronics and its wholly owned subsidiaries. Giga-tronics and its subsidiary companies design, manufacture and market a broad line of test and measurement equipment used in the development, test, and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems, and automatic testing systems. The Company also manufactures and markets a line of test, measurement, and handling equipment used in the manufacturing of semiconductor devices. The Company’s products are sold worldwide to customers in the test and measurement and semiconductor industries. The Company currently has no foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar, and all non-U.S. sales are made in U.S. dollars.

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

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal years 2005 and 2004 each contained 52 weeks.

Reclassifications Certain reclassifications, none of which affected net income (loss), have been made to prior year balances in order to conform to the current year presentation.

Revenue Recognition Revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. This occurs when products are shipped, unless the arrangement involves acceptance terms. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received. Further, sales made to distributors do not include price protection or product return rights, except for product defects covered under warranty arrangements. The Company has no other post-shipment obligations. The Company reports freight costs charged to customers and freight costs paid for shipments to customers as cost of sales.

The Company provides an allowance for doubtful accounts. The Company has estimated an allowance for un-collectable accounts based on analysis of specifically identified problem accounts, outstanding receivables, consideration of the age of those receivables and the Company’s historical collection experience. The balance of customer receivables is net of the allowance for doubtful accounts at March 26, 2005 and March 27, 2004 of $77 and $339, respectively. The activity in the reserve account is as follows:

(In thousands)	March 26, 2005	March 27, 2004
Beginning balance	$339	$353
Provision for doubtful accounts	(5)	4
Recoveries of doubtful accounts	—	(9)
Write-off of doubtful accounts	(257)	(9)

Ending balance	$77	$339

Accrued Warranty The Company’s warranty policy generally provides three years for the Universal Power Meters and one year for all other products. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. See Note 10 to the consolidated financial statements, for the reconciliation of changes in the Company’s product warranty liabilities.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 26, 2005 and March 27, 2004, management believes that there has been no impairment of the Company’s assets.

Deferred Rent Rent expense is recognized in an amount equal to the minimum guaranteed base rent plus future rental increases amortized on the straight-line basis over the terms of the leases, including free rent periods.

Income Taxes Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.

Product Development Costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other product development costs are charged to operations as incurred. Included in other assets as of March 26, 2005 and March 27, 2004 were capitalized pre-production costs of $115 and $268, respectively.

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

Stock-based Compensation During the first quarter of fiscal year 2004, the Company adopted Statement of Financial Accounting Standards (FAS) No. 148 (“FAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure - an Amendment of FAS 123. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of FAS 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Years Ended
(In thousands except per share data)	March 26, 2005	March 27, 2004
Net income (loss), as reported	$612	$(6,821)
Deduct:
Stock-based compensation expense included in reported net income (loss)	—	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(233)	(271)

Pro forma net income (loss)	$379	$(7,092)

Net income (loss) per share – Basic:
As reported	$0.13	$(1.45)
Pro forma	0.08	(1.51)
Net income (loss) per share – Diluted:
As reported	0.13	(1.45)
Pro forma	0.08	(1.51)

For purposes of computing pro-forma consolidated net income (loss), the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below:

Years Ended	March 26, 2005	March 27, 2004
Expected life of options	4 years	4 years
Expected life of purchase rights	6 mos	6 mos
Annualized volatility	119%	87%
Risk-free interest rate	3.71% to 4.17%	2.87% to 3.12%
Dividend yield	Zero	Zero

Discontinued Operations In the first quarter of 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53 in connection with the sale. The sales price was $300. The Company received a $50 cash payment from the buyer and a $250 note receivable with $50 due in May 2004 and quarterly installments of $25 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note was secured by collateral and in management’s opinion this collateral deteriorated during the year. Accordingly, the Company considers the note receivable to be impaired and has recorded a provision of loss of $250 through discontinued operations in the 2005 fiscal year. During 2005, the Company recorded additional $60 in expenses for discontinued operations associated with the partial abandonment of the leased Fremont facilities. Included in this lease is 7,727 square feet the use of which the Company effectively abandoned upon sale of Dymatix on March 26, 2004. The Company has increased the estimated time to market these facilities to a sub-tenant. As of March 26, 2005 and March 27, 2004, the Company has an accrued loss of $174 and $114, respectively, net of future estimated sub-lease rental income, for future lease expense.

Income (Loss) Per Share Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options using the treasury method. Antidilutive options are not included in the computation of diluted earnings per share.

Comprehensive Income (Loss) There are no items of other comprehensive income (loss).

Financial Instruments and Concentration of Credit Risk Financial instruments, that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company’s cash equivalents consist principally of overnight deposits and money market funds. Cash and cash equivalents are held in recognized depository institutions. At March 26, 2005 and March 27, 2004, the Company had deposits in excess of federally insured limits. The Company has not incurred losses on these deposits to date and does not expect to incur any losses based on the credit ratings of the financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security.

Fair Market Value of Financial Instruments The carrying amount for the Company’s cash equivalents, trade accounts receivable and accounts payable approximates fair market value because of the short maturity of these financial instruments.

Recently Issued Accounting Standards In December 2004 the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options, granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of 123 (R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, March 26, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2007. Management is currently evaluating the effect of SFAS 151 on the financial statements and related disclosures.

2 Cash and Cash Equivalents

     Cash equivalents of $1,320 and $1,117 at March 26, 2005 and March 27, 2004 respectively, consist of overnight deposits and money market funds.

3 Inventories

     Inventories consist of the following:

	March 26, 2005	March 27, 2004
Raw materials	$3,702	$4,036
Work-in-progress	1,925	1,915
Finished goods	393	724
Demonstration inventory	237	245

	$6,257	$6,920

4 Selling Expenses

     Selling expenses consist primarily of commissions paid to various marketing agencies. Commission expense totaled $1,244 and $1,034 for fiscal 2005 and 2004, respectively. Advertising costs, which are expensed as incurred, totaled $92 and $75 for fiscal 2005 and 2004, respectively.

5 Significant Customers and Industry Segment Information

     The Company has four reportable segments: Giga-tronics Instrument Division, ASCOR, Microsource, and Corporate. Giga-tronics Instrument Division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of Yittrium, Iron and Garnet (YIG) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments or devices. Corporate handles the financing needs of each segment and lends funds to each segment as required.

     The accounting policies for the segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes. Segment net sales include sales to external customers. Segment pre-tax income (loss) includes an allocation for corporate expenses, and interest expense on borrowings from Corporate. Corporate expenses are allocated to the reportable segments based principally on full time equivalent headcount. Interest expense is charged at approximately prime (which is currently 5.25%) plus 1-1/2% for cash required by each segment. Inter-segment activities are eliminated in consolidation. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses and other long-term assets. The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller. During the periods reported there were no significant inter-segment sales or transfers.

     The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different marketing strategies. All of the businesses except for Giga-tronics Instrument Division were acquired. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment. The tables below present information for the fiscal years ended in 2005 and 2004.

March 26, 2005(In thousands):	Instrument Division	ASCOR	Microsource	Corporate	Total
Revenue	$12,449	$3,821	$5,207	$—	$21,477
Interest income	3	2	—	903	908
Interest expense	(226)	(27)	(645)	(10)	(908)
Depreciation and amortization	432	58	268	—	758
Income (loss) from continuing operations before income taxes	791	(105)	(1,003)	1,166	849
Assets	5,328	2,427	4,449	757	12,961

March 27, 2004 (In thousands):	Instrument Division	ASCOR	Microsource	Corporate	Total
Revenue	$8,573	$3,524	$5,394	$—	$17,491
Interest income	3	6	—	675	684
Interest expense	(153)	(15)	(509)	—	(677)
Depreciation and amortization	468	85	456	32	1,041
Loss from continuing operations before income taxes	(2,185)	(763)	(2,257)	765	(4,440)
Assets	5,527	2,406	4,415	1,385	13,733

     The Company’s Giga-tronics Instrument Division, ASCOR, and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers. In fiscal 2005 and 2004, U.S. government and U.S. defense-related customers accounted for 34% and 38% of sales, respectively. During fiscal 2004, an electronic instrument manufacturer accounted for 12% of the Company’s consolidated revenue and less than 1% of accounts receivable at year-end.

     Export sales accounted for 29% and 32% of the Company’s sales in fiscal 2005 and 2004, respectively. Export sales by geographical area are shown below:

(In thousands)	March 26, 2005	March 27, 2004

Americas	$225	$157
Europe	2,473	2,562
Asia	1,935	1,858
Rest of world	1,488	933

	$6,121	$5,510

6 Income (loss) per Share

     Net income (loss) and shares used in per share computations for the years ended March 26, 2005 and March 27, 2004 are as follows:

(In thousands except per share data)	March 26, 2005	March 27, 2004

Net income (loss)	$612	$(6,821)
Weighted average:
Common shares outstanding	4,725	4,704
Potential common shares	16	—

Common shares assuming dilution	4,741	4,704
Net earnings (loss) per share of common stock	$0.13	$(1.45)
Net earnings (loss) per share of common stock assuming dilution	$0.13	$(1.45)
Stock options not included in computation	575	556

     The number of stock options not included in the computation of diluted earnings per share (EPS) for the period ended March 26, 2005 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The number of stock options not included in the computation of diluted earnings per share (EPS) for the period ended March 27, 2004 is a result of the Company’s loss from continuing operations and, therefore, all of the options are antidilutive.

7 Income Taxes

     Following are the components of the provision for income taxes:

Years ended (in thousands)	March 26, 2005	March 27, 2004

Current
Federal	$—	$—
State	4	4

	4	4

Deferred
Federal	—	—
State	—	—

	—	—

Charge in lieu of taxes attributable to employer stock option plans	—	—
Provision for income taxes	$4	$4

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Years ended (in thousands)	March 26, 2005	March 27, 2004

Allowance for doubtful accounts	$33	$145
Inventory reserves and additional costs capitalized	2,635	2,920
Fixed assets depreciation	84	(50)
Accrued vacation	115	110
Accrued warranty	162	266
Other accrued liabilities	161	201
Deferred rent	132	151
Net operating loss carryforwards	13,919	11,320
Income tax credits	2,366	2,148
Future state tax effect	(730)	(771)

Valuation allowances	(18,877)	(16,440)

	$0	$0

     The effective income tax expense differs from the amount computed by multiplying the statutory federal income tax by the income before income tax expense due to the following:

Years ended
(In thousands except percentages)	March 26, 2005		March 27, 2004

Statutory federal income tax expense (benefit)	$209	34.0%	$(2,318)	(34.0)%

Change in valuation allowance	2,437	395.6	2,519	37.0
Net operating loss generated from dissolution of subsidiaries	(2,947)	(478.4)	—	—
Expiration of net operating losses	406	65.9	—	—
State income tax expense (benefit), net of federal benefit	36	5.8	(398)	(5.8)
Income tax credits	(218)	(35.4)	—	—
Other	81	13.2	201	2.9

Effective income tax expense	$4	.7%	$4	.1%

     As of March 26, 2005 and March 27, 2004, the Company had pre-tax federal and state net operating loss carryforwards of $37,854 and $18,061 and $31,802 and $8,503, respectively, available to reduce future taxable income. The federal and state net operating loss carryforwards begin to expire from fiscal 2006 through 2025 and from fiscal 2006 through 2015, respectively. The federal and state income tax credits begin to expire from fiscal 2021 through 2025 and from fiscal 2010 through 2011, respectively. Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.

     During 2004, the Company liquidated two subsidiaries, Ultracision and Viking, in connection with the sale of its Dymatix Division, resulting in additional pre-tax net operating losses of $7,400.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of March 26, 2005. The change in valuation allowance from March 27, 2004 to March 26, 2005 was $2,437. The change in valuation allowance from March 29, 2003 to March 27, 2004 was $2,519.

8 Stock Options and Employee Benefit Plans

Stock Option Plans The Company established a 1990 Stock Option Plan which provided for the granting of options for up to 700,000 shares of common stock. The Company established the 2000 Stock Option Plan, which provides for the granting of options for up to 700,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Options granted vest in one or more installments, ranging from 2003 to 2010, and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights, which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 26, 2005, no SAR’s have been granted under the option plan. As of March 26, 2005, the total number of shares of common stock available for issuance is 54,150 under the 1990 and 2000 stock option plans. All outstanding options have a term of five years.

     Following is a summary of stock option activity:

	Options	Total Options	Weighted Average
	Exercisable	Outstanding	Fair Value

Outstanding as of March 29, 2003	269,874	528,236	$3.580

Exercised		(21,110)	2.170
Forfeited		(203,526)	2.535
Granted		252,500	2.184

Outstanding as of March 27, 2004	168,926	556,100	$3.382

Exercised		(3,750)	1.220
Forfeited		(84,250)	4.028
Granted		180,000	2.584

Outstanding as of March 26, 2005	239,013	648,100	$3.089

     Following is a summary of stock options outstanding and exercisable:

     Options Outstanding and Exercisable as of March 26, 2005, by Price Range

		Weighted Average	Weighted	Number	Weighted
	Total Options	Remaining	Average	of Options	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

From $1.22 to $1.96	73,250	3.25	$1.86	21,000	$1.78
From $2.12 to $6.13	568,850	3.12	3.19	212,013	4.09
From $8.88 to $8.88	6,000	.20	8.88	6,000	8.88

From $1.22 to $8.88	648,100	3.11	$3.09	239,013	$4.01

Employee Stock Purchase Plan Under the Company’s Employee Stock Purchase Plan (the Purchase Plan), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of March 26, 2005, 56,631 shares remain available for issuance under the Purchase Plan. There were no purchase rights granted in fiscal 2005 and 10,706 rights granted in fiscal 2004. The weighted average fair value of the purchase rights granted in fiscal 2004 was $1.05.

401(k) Plans The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans up to 20% of their defined compensation. The Company is required to match a percentage of the participants’ contributions in accordance with the plan. Participants vest ratably in Company contributions over a four-year period. Company contributions to the plans for fiscal 2005 and 2004 were approximately $25 and $73, respectively.

9 Commitments

     The Company leases a 47,397 square foot facility located in San Ramon, California, under a twelve-year lease (as amended) that commenced in April 1994. The Company leases a 33,439 square foot facility located in Santa Rosa, California, under a twenty-year lease that commenced in July 1993 and was amended in April 2003. The amendment resulted in a reduction of lease space and monthly lease costs.

     The Company leases an 18,756 square foot facility located in Fremont, California, under a ten-year lease that commenced in July 1999 and was amended in May 2003. The amendment resulted in a reduction of lease space and monthly lease costs. Included in this lease is 7,727 square feet the use of which the Company effectively abandoned upon sale of Dymatix on March 26, 2004. As of March 26, 2005 and March 27, 2004, the Company has an accrued loss of $174 and $114, respectively, net of future estimated sub-lease rental income, for future lease expense.

     These facilities accommodate all of the Company’s present operations. The Company also has acquired equipment under capital and leases other equipment under operating leases. The future minimum lease payments for operating equipment and facility leases are shown below:

Fiscal years
(In thousands)

2006	$1,248
2007	1,090
2008	586
2009	597
2010	406
Thereafter	1,052

$4,979

     The aggregate rental expense was $1,262 and $1,383 in fiscal 2005 and 2004, respectively.

     In July 2004, the Company fully repaid its capital lease obligations and exercised its bargain purchase options. As of March 27, 2004, property and equipment includes equipment under capital lease obligations of $241 and related accumulated amortization of $144.

     The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 26, 2005, total non-cancelable purchase orders were approximately $1,092 through fiscal 2006 and $82 beyond fiscal 2006 and were scheduled to be delivered to the Company at various dates through August 2007.

10 Warranty Obligations

     The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Years Ended
(In thousands)	March 26, 2005	March 27, 2004
Balance at beginning of year	$548	$859
Provision for current year sales	122	257
Warranty costs incurred	(292)	(568)

Balance at end of year	$378	$548

11 Line of Credit

     On June 1, 2004, the Company executed a commitment letter with a financial institution for a revolving line of credit. During June the Company executed a loan agreement with this institution for a secured revolving line of credit for $2,500. The maximum amount that can be borrowed is limited to 80% of trade receivables, plus 25% of raw material and finished goods inventory up to $500. Interest is payable at prime plus 1 1/2%. The Company is required to comply with certain financial covenants under the arrangement. As of March 26, 2005, this credit line has not been utilized by the Company. It expires June 21, 2005. The Company is in compliance with the covenants relating to the line of credit as of March 27, 2005.

R E P O R T   OF   I N D E P E N D E N T   R E G I S T E R E D   P U B L I C   A C C O U N T I N G   F I R M

The Board of Directors and Shareholders
Giga-tronics Incorporated

We have audited the accompanying consolidated balance sheet of Giga-tronics Incorporated and subsidiaries (the Company) as of March 26, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated and subsidiaries as of March 26, 2005, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Perry-Smith LLP

Sacramento, California
June 2, 2005

R E P O R T   OF   I N D E P E N D E N T   R E G I S T E R E D   P U B L I C   A C C O U N T I N G   F I R M

The Board of Directors and Shareholders
Giga-tronics Incorporated:

We have audited the accompanying consolidated balance sheet of Giga-tronics Incorporated and subsidiaries (the Company) as of March 27, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated and subsidiaries as of March 27, 2004, and the results of their consolidated operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Mountain View, California
May 7, 2004, except as to Note 11, which is as of June 1, 2004

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     KPMG LLP was previously the principal accountants for Giga-tronics Incorporated. On June 18, 2004, that firm resigned. The decision to change accountants was not recommended or approved by the audit committee of the board of directors.

     KPMG LLP’s report on the registrant’s consolidated financial statements as of and for the years ended March 27, 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

     In connection with the audit of the fiscal year ended March 27, 2004 and the subsequent interim period through June 18, 2004, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     During the registrant’s fiscal year ended March 27, 2004 and the subsequent interim period through June 18, 2004 preceding KPMG LLP’s resignation, there were no “reportable events” requiring disclosure pursuant to Section 229.304(a)(1)(v) of Regulation S-K.

     A letter from KPMG LLP was previously filed and is incorporated by reference as Exhibit 16 to this Form 10-KSB.

     The Audit Committee of Giga-tronics Incorporated engaged Perry-Smith LLP as its new independent auditors on July 22, 2004.

     During the two previous fiscal years and through July 22, 2004, the Company did not consult with Perry-Smith LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company’s financial statements and in no case was a written report provided to the Company nor was oral advice provided that the Company concluded was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement, as that term is used in Item 304 of Regulation S-B and defined in the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

     The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2005.

GIGA-TRONICS INCORPORATED

EXECUTIVE OFFICERS

Name	Age	Position
George H. Bruns, Jr.	86	Chief Executive Officer since January 1995, Chairman of the Board and a Director of the Company. He provided seed financing for the Company in 1980 and has been a Director since inception. Mr. Bruns is General Partner of The Bruns Company, a private venture investment and management consulting firm. Mr. Bruns is Director of Testronics, Inc. of McKinney, Texas.

Mark H. Cosmez II	54	Vice President, Finance/Chief Financial Officer, Giga-tronics since October 1997. Before joining Giga-tronics, Mr. Cosmez was the Chief Financial Officer for Pacific Bell Public Communications. Prior to 1997, he was the Vice President of Finance and Chief Financial Officer for International Microcomputer Software Inc., a NASDAQ-traded software company.

Jeffrey T. Lum	59	President, ASCOR, Inc. since November 1987. Mr. Lum founded ASCOR in 1987 and has been President since inception. Mr. Lum was a founder and Vice President of Autek Systems Corporation, a manufacturer of precision waveform analyzers. Mr. Lum is on the Board of Directors for the Santa Clara Aquamaids, a non-profit organization dedicated to advancing athletes in synchronized swimming to the Olympics games.

Daniel S. Markowitz	54	President of Microsource, Inc. since 2003. Prior to that, President of Dymatix, a subsidiary of Giga-tronics, Inc., and its Ultracision and Viking predecessors from 1996 through 2003. General Manager of Mar Engineering from 1993 to 1996. Prior to that, some 20 years of varied positions in the aerospace industry.

ITEM 10. EXECUTIVE COMPENSATION

     Information regarding the Company’s compensation of its executive officers is set forth under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of its Proxy Statement for the 2005 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2005 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference.

ITEM 13. EXHIBITS

     Reference is made to the Exhibit Index which is found on page 44 of this Annual Report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Perry-Smith LLP served as Giga-tronics’ independent auditors for fiscal year ending March 26, 2005.
KPMG LLP served as Giga-tronics’ independent auditors for the fiscal year ending March 27, 2004.

Audit Fees
Perry-Smith LLP’s fee for audit services for our fiscal 2005 were $144,000.
KPMG LLP’s fees for audit services for our fiscal 2004 were $194,000.

Audit-Related Fees
There were no Perry-Smith LLP fees for audit-related services in our fiscal 2005.
There were no KPMG LLP’s fees for audit-related services in our fiscal 2004.

Tax Fees
There were no Perry-Smith LLP fees for tax services for our fiscal 2005.
There were no KPMG LLP’s fees for tax services for our fiscal 2004.

All Other Fees
We did not incur any fees payable to Perry-Smith LLP for other professional services in fiscal 2005.
We did not incur any fees payable to KPMG LLP for other professional services in fiscal 2004.

Audit Committee Pre-Approval Policy
Our Audit Committee has not pre-approved any type or amount of non-audit services by the independent accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

By	/s/ GEORGE H. BRUNS, JR

George H. Bruns, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GEORGE H. BRUNS, JR	Chairman of the Board	6/13/05

George H. Bruns, Jr.	and Chief Executive Officer	(Date)
(Principal Executive Officer)

/s/ MARK H. COSMEZ II	Vice President, Finance, Chief	6/13/05

Mark H. Cosmez II	Financial Officer and Secretary	(Date)
(Principal Accounting Officer)

/s/ JAMES A. COLE	Director	06/03/05

James A. Cole		(Date)

/s/ KENNETH A HARVEY	Director	06/03/05

Kenneth A. Harvey		(Date)

/s/ ROBERT C. WILSON	Director	06/03/05

Robert C. Wilson		(Date)

/s/ WILLIAM E. WILSON	Director	06/03/05

William E. Wilson		(Date)

GIGA-TRONICS INCORPORATED

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.

3.2	By-laws of Registrant, as amended, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 28, 1998, and incorporated herein by reference.

10.1	1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on November 3, 1997 as Exhibit 99.1 to Form S-8 (33-39403) and incorporated herein by reference.*

10.2	Standard form Indemnification Agreement for Directors and Officers, previously filed on June 21, 1999, as Exhibit 10.2 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.*

10.3	Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as Exhibit 10.12 to Form 10-K for the fiscal year ended March 26, 1994 and incorporated herein by reference.

10.4	Employee Stock Purchase Plan, previously filed on August 29, 1997, as Exhibit 99.1 to Form S-8 (33-34719), and incorporated herein by reference.*

10.5	2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference.*

10.6	Amendment No. 1 to Employee Stock Purchase Plan, previously filed on September 24, 2001, as Exhibit 99.1 to Form S-8 (33-69688), and incorporated herein by reference.*

16	Letter from KPMG LLP previously filed on June 18, 2004 as Exhibit 16 to Form 8-K and incorporated herein by reference.

21	Significant Subsidiaries. (See page 45 of this Annual Report on Form 10-KSB.)

23.1	Consent of Independent Registered Public Accounting Firm Perry-Smith LLP. (See page 46 of this Annual Report on Form 10-KSB.)

23.2	Consent of Independent Registered Public Accounting Firm KPMG LLP. (See page 47 of this Annual Report on Form 10-KSB.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act. (See page 48 of this Annual Report on Form 10-KSB.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act. (See page 49 of this Annual Report on Form 10-KSB.)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act. (See page 50 of this Annual Report on Form 10-KSB.)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act. (See page 51 of this Annual Report on Form 10-KSB.)

*	Management contract or compensatory plan or arrangement.