Form 10QSB
period 2005-06-25
GIGA TRONICS INC
filed 2005-08-02
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 25, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT for the transition period from to
Commission File No. 0-12719
GIGA-TRONICS INCORPORATED
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2656341 (IRS Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA (Address of principal executive offices)	94583 (Zip Code)
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
     Common stock outstanding as of July 28, 2005:       4,734,646 shares
Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☑

GIGA-TRONICS INCORPORATED
INDEX

Page No.
PART I — FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of June 25, 2005 and March 26, 2005	3

Unaudited Condensed Consolidated Statements of Operations, three months ended June 25, 2005 and June 26, 2004	4

Unaudited Condensed Consolidated Statements of Cash Flows, three months ended June 25, 2005 and June 26, 2004	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2 Management’s Discussion and Analysis of Operations and Financial Condition	10

ITEM 3 Controls and Procedures	14

PART II — OTHER INFORMATION

ITEM 1 Legal Proceedings	15

ITEM 2 TO 5 Not applicable

ITEM 6 Exhibits	15

SIGNATURES	16
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Item 1
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	June 25, 2005	March 26, 2005
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,667	$2,540
Notes receivable	4	7
Trade accounts receivable, net	3,918	3,145
Inventories	6,158	6,257
Prepaid expenses and other assets	156	227

Total current assets	12,903	12,176

Property and equipment, net	582	674
Other assets	97	111

Total assets	$13,582	$12,961

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,422	$1,075
Accrued commissions	347	200
Accrued payroll and benefits	686	720
Accrued warranty	345	378
Customer advances	14	2
Income taxes payable	4	—
Other current liabilities	412	464

Total current liabilities	3,230	2,839
Deferred rent	292	310

Total liabilities	3,522	3,149

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at June 25, 2005 and March 26, 2005	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,734,646 shares at June 25, 2005 and 4,728,646 shares at
March 26, 2005 issued and outstanding	12,771	12,756
Accumulated deficit	(2,711)	(2,944)

Total shareholders’ equity	10,060	9,812

Total liabilities and shareholders’ equity	$13,582	$12,961

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In thousands except per share data)	June 25, 2005	June 26, 2004
(Unaudited)
Net sales	$5,783	$5,700

Cost of sales	3,138	3,129

Gross profit	2,645	2,571

Product development	966	844
Selling, general and administrative	1,453	1,413

Operating expenses	2,419	2,257

Operating income	226	314

Interest income, net	5	4

Income from continuing operations before income taxes	231	318
Provision for income taxes	4	4

Income from continuing operations	227	314
Income on discontinued operations, net of income taxes	6	43

Net income	$233	$357

Basic net income per share:
From continuing operations	$0.05	$0.07
On discontinued operations	0.00	0.01

Basic net income per share	$0.05	$0.08

Diluted net income per share:
From continuing operations	$0.05	$0.07
On discontinued operations	0.00	0.01

Diluted net income per share	$0.05	$0.08

Shares used in per share calculation:
Basic	4,731	4,725

Dilutive	4,912	4,745

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	June 25, 2005	June 26, 2004
(Unaudited)
Cash flows from operations:
Net income	$233	$357
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	141	189
Changes in operating assets and liabilities	(195)	(871)

Net cash provided by (used in) operations	179	(325)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(27)

Net cash used in investing activities	(49)	(27)

Cash flows from financing activities:
Issuance of common stock	15	—
Payments on capital lease obligations	(18)	(24)

Net cash used in financing activities	(3)	(24)

Increase (decrease) in cash and cash equivalents	127	(376)
Cash and cash equivalents at beginning of period	2,540	2,752

Cash and cash equivalents at end of period	$2,667	$2,376

     Supplementary disclosure of cash flow information:

(1)	No cash was paid for income taxes in the three month periods ended June 25, 2005 and June 26, 2004.
See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)     Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Giga-tronics (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended March 26, 2005.
Certain prior period amounts have been reclassified to conform with the current period’s presentation.
(2)     Discontinued Operations
In the first quarter of 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The sales price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note is secured by collateral and in management’s opinion this collateral deteriorated during fiscal 2005. Accordingly, the Company considers the note receivable to be impaired and has recorded a provision of loss of $250,000 through discontinued operations in the 2005 fiscal year.
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
The Company provides for estimated costs that may be incurred for product warranties at the time of shipment. The Company’s warranty policy generally provides four years for the 2400 family of Microwave Synthesizers and one year for all other products. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.

(4)     Inventories

(In thousands)	June 25, 2005	March 26, 2005

Raw materials	$3,553	$3,702
Work-in-progress	1,879	1,925
Finished goods	427	393
Demonstration inventory	299	237

Total inventory	$6,158	$6,257

(5)      Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options’ exercise price was above the average market price during the period. The shares used in per share computations are as follows (in thousands except per share data):

	Three Months Ended
(In thousands except per share data)	June 25, 2005	June 26, 2004

Net income	$233	$357

Weighted average:
Common shares outstanding	4,731	4,725
Potential common shares	181	20

Common shares assuming dilution	4,912	4,745

Net earnings per share of common stock	$0.05	$0.08
Net earnings per share of common stock assuming dilution	0.05	0.08
Stock options not included in computation	124	448
The number of stock options not included in the computation of diluted earnings per share (EPS) for the three month period ended June 25, 2005 and June 26, 2004 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The weighted average exercise price of excluded options was $5.32 and $3.56 as of June 25, 2005 and June 26, 2004, respectively.

(6)     Stock Based Compensation
During the first quarter of fiscal year 2004, the Company adopted SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended
(In thousands except per share data)	June 25, 2005	June 26, 2004

Net income, as reported	$233	$357
Deduct:
Stock-based compensation expense included in reported net income	—	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(42)	(66)

Pro forma net income	$191	$291

Net income per share – basic:
As reported	$0.05	$0.08
Pro forma	0.04	0.06
Net income per share – diluted:
As reported	0.05	0.08
Pro forma	0.04	0.06
(7)     Industry Segment Information
The Company has four reportable segments: Giga-tronics Instrument Division, ASCOR, Microsource and Corporate. Giga-tronics Instrument Division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments and devices. Corporate handles the financing needs of each segment and lends funds to each segment as required and are eliminated in consolidation.

Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	June 25, 2005		June 26, 2004
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Instrument Division	$2,878	$49	$3,521	$204
ASCOR	1,277	32	784	(113)
Microsource	1,628	(104)	1,395	23
Corporate	—	254	—	204

Total	$5,783	$231	$5,700	$318

(8)     Warranty Obligations
The Company’s warranty policy generally provides four years for the 2400 family of Microwave Synthesizers and one year for all other products. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available.
The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended
(In thousands)	June 25, 2005	June 26, 2004

Balance at beginning of quarter	$378	$548
Provision for current quarter sales	75	28
Warranty costs incurred and adjustments	(108)	(64)

Balance at end of quarter	$345	$512

     Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
The forward-looking statements included in this report including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends” and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-KSB for the fiscal year ended March 26, 2005 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.
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
In the first quarter of fiscal 2004, Giga-tronics decided to discontinue the operations at its Dymatix division due to the substantial losses incurred over the last two years. In the first quarter of fiscal 2006, the net profit from discontinued operations was $6,000, compared to a net profit of $43,000 for the same period in fiscal 2005.

Results of Operations
New orders received from continuing operations in the first quarter of fiscal 2006 increased 58% to $5,493,000 from the $3,467,000 received in the first quarter of fiscal 2005. New orders increased primarily due to strengthening in our commercial wireless business coupled with increases in new military orders.

New Orders
	Three Months Ended
(Dollars in thousands)	June 25, 2005	% change	June 26, 2004
Instrument Division	$2,755	11%	$2,487
ASCOR	1,915	137%	808
Microsource	823	379%	172

Total new orders	$5,493	58%	$3,467

All three divisions experienced an increase in new orders due to an increase in military demand in the first quarter of fiscal 2006.
The following table shows order backlog and related information at the end of the respective periods.

Allocation of Net Sales
		Three Months Ended
(Dollars in thousands)	June 25, 2005	% change	June 26, 2004
Backlog of unfilled orders	$15,502	18%	$14,122
Backlog of unfilled orders shippable within one year	8,216	63%	5,839
Previous fiscal year (FY) quarter end backlog reclassified during year as shippable later than one year	13	(94%)	199
Net cancellations during year of previous FY quarter end one year backlog	—	1%	18
Backlog at the end of the first quarter 2006 increased 18% from the same quarter end last year.

Allocation of Net Sales
		Three Months Ended
(Dollars in thousands)	June 25, 2005	% change	June 26, 2005
Instrument Division	$2,878	(18%)	$3,521
ASCOR	1,277	63%	784
Microsource	1,628	17%	1,395

Total net sales	$5,783	2%	$5,700

Fiscal 2006 first quarter net sales from continuing operations were $5,783,000, a 2% increase from the $5,700,000 in fiscal 2005. The increase in sales was due to the strength in the military market at ASCOR and strength in the military sector and customer scheduled deliveries at Microsource partially offset by a decline in shipment levels at the Instrument Division. This division’s decline of 18% or $643,000 is due to lower scheduled deliveries out of backlog during the first quarter of fiscal 2006 versus the first quarter of fiscal 2005. ASCOR sales increased 63% or $493,000 and sales at Microsource increased 17% or $233,000 over the same periods.

Cost of Sales
		Three Months Ended
(Dollars in thousands)	June 25, 2005	% change	June 26, 2005
Cost of sales	$3,138	3%	$3,129
In the first quarter of fiscal 2006, cost of sales from continuing operations remained flat as compared to the same period last year. Cost of sales from continuing operations were $3,138,000 and $3,129,000 for the first quarter of fiscal 2006 and fiscal 2005, respectively.

Operating Expenses
		Three Months Ended
(Dollars in thousands)	June 25, 2005	% change	June 26, 2005
Product development	$966	15%	$844
Selling, general and administrative	1,453	3%	1,413

Total operating expenses	$2,419	7%	$2,257

Operating expenses from continuing operations increased 7% or $162,000 in the first quarter of fiscal 2006 over fiscal 2005 due to increases of $122,000 in product development expenses and $40,000 in selling, general and administrative. Product development costs from continuing operations increased 15% or $122,000 in the fiscal 2006 first quarter primarily due to increased product development expenses at Microsource and ASCOR for higher personnel cost and other increased product development expenses. Selling, general and administrative expenses from continuing operations increased 3% or $40,000 for the first quarter of fiscal year 2006 compared to the prior year. The increase is a result of $70,000 less in marketing expenses and $23,000 less in administrative expenses offset by higher commission expense of $133,000.
Giga-tronics recorded a net profit of $233,000 or $0.05 per fully diluted share for the first quarter of fiscal 2006 versus a net profit of $357,000 or $0.08 per fully diluted share in the same period last year. A $4,000 provision for income taxes was incurred in the first quarter of both fiscal 2006 and fiscal 2005.
Financial Condition and Liquidity
As of June 25, 2005, Giga-tronics had $2,667,000 in cash and cash equivalents, compared to $2,540,000 as of March 26, 2005.
Working capital for the first quarter end of fiscal 2006 was $9,673,000 compared to $8,514,000 at the same quarter end last year. The increase in working capital at the first quarter end of fiscal 2006 versus fiscal 2005 was primarily due to increases in cash and accounts receivable partially offset by increases in accounts payable and accrued liabilities.
The Company’s current ratio (current assets divided by current liabilities) at June 25, 2005 was 4.0 compared to 3.2 on June 26, 2004.
Cash provided by operations amounted to $179,000 in the first quarter of fiscal 2006. Cash used by operations amounted to $325,000 in the same period of fiscal 2005. Cash provided by operations in the first quarter of fiscal 2006 is primarily attributed to the operating profit in the quarter and the net change in operating assets and liabilities. Cash used by operations in the first quarter of fiscal 2005 is primarily attributed to the operating profit in the quarter offset by net change in operating assets and liabilities.
On June 20, 2005, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowing under this line of credit during the period ended June 25, 2005. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.
Additions to property and equipment were $49,000 in the first quarter of 2006 compared to $27,000 for the same period last year. Capital equipment spending reflects the overall decline in business activity and increased productivity.
On July 22, 2005, Giga-tronics entered into a new lease for the existing facilities it is using for its principal executive office and the Instrument Division marketing, sales and engineering offices and manufacturing facilities in San Ramon, California, starting July 1, 2007 for five years ending December 2011.
Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of June 25, 2005. Management has, therefore, established a valuation allowance against its net deferred tax assets as of June 25, 2005.
Recent Accounting Pronouncements
     In December 2004 the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options, granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date for 123 (R) to the first reporting period beginning after December 15, 2005, March 26, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.
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

Giga-tronics’ core business is test and measurement, as well as components for the wireless communications market, which continue to be soft. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due. If the commercial market should decline further, then shipments in the current year could fall short of plan resulting in a decline in earnings. Also, Giga-tronics has a significant number of defense-related orders. While Giga-tronics has seen some improvement in the defense sector, it is not significant enough to offset the decline in the commercial sector. If the defense market should decline, shipments in the current year could be less than anticipated and cause a decrease in earnings.
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

Part II — OTHER INFORMATION
Item 1
Legal Proceedings
As of August 2, 2005, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
Item 6
EXHIBITS

Exhibits
10.3	Office Lease Agreement dated July 22, 2005, between CA-4600 Norris Tech Limited Partnership and Giga-tronics Incorporated for premises at 4600 Norris Canyon Road, San Ramon, California

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date: August 2, 2005	/s/ GEORGE H. BRUNS, JR.

George H. Bruns, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2005	/s/ MARK H. COSMEZ II

Mark H. Cosmez II
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Accounting Officer)

Exhibit Index

10.3	Office Lease Agreement dated July 22, 2005, between CA-4600 Norris Tech Limited Partnership and Giga-tronics Incorporated for premises at 4600 Norris Canyon Road, San Ramon, California

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.