Form 10QSB
period 2005-09-24
GIGA TRONICS INC
filed 2005-11-03
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 24, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT for the transition period from
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
   Common stock outstanding as of November 1, 2005: 4,809,021 shares
Transitional Small Business Disclosure Format (Check one) Yes ☐      No ☑

GIGA-TRONICS INCORPORATED

Item 1
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	September 24, 2005	March 26, 2005
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,718	$2,540
Notes receivable	—	7
Trade accounts receivable, net	1,645	3,145
Inventories	6,520	6,257
Prepaid expenses	247	227

Total current assets	12,130	12,176

Property and equipment, net	474	674
Other assets	85	111

Total assets	$12,689	$12,961

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,128	$1,075
Accrued commissions	253	200
Accrued payroll and benefits	737	720
Accrued warranty	303	378
Customer advances	461	2
Other current liabilities	385	464

Total current liabilities	3,267	2,839
Deferred rent	268	310

Total liabilities	3,535	3,149

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at September 24, 2005 and March 26, 2005	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,809,021 shares at September 24, 2005 and 4,728,646 shares at March 26, 2005 issued and outstanding	13,002	12,756
Accumulated deficit	(3,848)	(2,944)

Total shareholders’ equity	9,154	9,812

Total liabilities and shareholders’ equity	$12,689	$12,961

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
(Unaudited)
Net sales	$3,614	$5,379	$9,397	$11,079

Cost of sales	2,391	3,050	5,529	6,179

Gross profit	1,223	2,329	3,868	4,900

Product development	1,043	809	2,009	1,653
Selling, general and administrative	1,331	1,371	2,784	2,784

Operating expenses	2,374	2,180	4,793	4,437

Operating (loss) income	(1,151)	149	(925)	463

Interest income (expense), net	9	(1)	14	3

(Loss) income from continuing operations before income taxes	(1,142)	148	(911)	466
Provision for income taxes	—	—	4	4

(Loss) income from continuing operations	(1,142)	148	(915)	462
Income (loss) on discontinued operations, net of income taxes	5	(124)	11	(81)

Net (loss) income	$(1,137)	$24	$(904)	$381

Basic net (loss) income per share:
From continuing operations	$(0.24)	$0.03	$(0.19)	$0.10
On discontinued operations	(0.00)	(0.02)	(0.00)	(0.02)

Basic net (loss) income per share	$(0.24)	$0.01	$(0.19)	$0.08

Diluted net (loss) income per share:
From continuing operations	$(0.24)	$0.03	$(0.19)	$0.10
On discontinued operations	(0.00)	(0.02)	(0.00)	(0.02)

Diluted net (loss) income per share	$(0.24)	$0.01	$(0.19)	$0.08

Shares used in per share calculation:
Basic	4,778	4,725	4,755	4,725
Dilutive	4,778	4,732	4,755	4,734
See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands)	September 24, 2005	September 25, 2004
(Unaudited)
Cash flows provided from operations:
Net (loss) income	$(904)	$381
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	266	363
Changes in operating assets and liabilities	1,636	(1,242)

Net cash provided by (used in) operations	998	(498)

Cash flows from investing activities:
Purchases of property and equipment	(66)	(30)

Net cash used in investing activities	(66)	(30)

Cash flows from financing activities:
Issuance of common stock	246	—
Payments on capital lease and other long-term obligations	—	(10)

Net cash provided by (used in) financing activities	246	(10)

Increase (decrease) in cash and cash equivalents	1,178	(538)
Cash and cash equivalents at beginning of period	2,540	2,752

Cash and cash equivalents at end of period	$3,718	$2,214

     Supplementary disclosure of cash flow information:

(1)	Cash paid for income taxes was $4 for the six month periods ended September 24, 2005 and September 25, 2004.
See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Giga-tronics (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of only normal recurring accruals) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended March 26, 2005.
Certain prior period amounts have been reclassified to conform with the current period’s presentation.
(2) Discontinued Operations
In the first quarter of fiscal 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The sales price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note is secured by collateral and in management’s opinion the value of this collateral deteriorated during fiscal 2005. Accordingly, the Company considers the note receivable to be impaired and has recorded a provision for loss of $250,000 through discontinued operations in the 2005 fiscal year. At September 24, 2005, the note receivable continues to be considered impaired.
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

(4) Inventories

(In thousands)	September 24, 2005	March 26, 2005

Raw materials	$3,672	$3,702
Work-in-progress	2,104	1,925
Finished goods	559	393
Demonstration inventory	275	237

Total inventory	$6,520	$6,257

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

	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

Net (loss) income	$(1,137)	$24	$(904)	$381

Weighted average:
Common shares outstanding	4,778	4,725	4,755	4,725
Potential common shares	—	7	—	9

Common shares assuming dilution	4,778	4,732	4,755	4,734

Net (loss) income per share of common stock	(0.24)	0.01	(0.19)	0.08
Net (loss) income per share of common stock assuming dilution	(0.24)	0.01	(0.19)	0.08
Stock options not included in computation	537	486	537	486
The number of stock options not included in the computation of diluted earnings per share (EPS) for the three month and six month periods ended September 24, 2005 are a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. The number of stock options not included in the computation of diluted EPS for the three month and six month periods ended September 25, 2004 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The weighted average exercise price of excluded options was $3.03 and $3.30 as of September 24, 2005 and September 25, 2004, respectively.

(6) Stock Based Compensation
The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

Net (loss) income, as reported	$(1,137)	$24	$(904)	$381
Deduct
Stock-based compensation expense included in reported net income (loss)	—	—	—	—
Add
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(29)	(63)	(71)	(129)

Pro forma net (loss) income	$(1,166)	$(39)	$(975)	$252

Net (loss) income per share — basic
As reported	$(0.24)	$0.01	$(0.19)	$0.08
Pro forma	(0.24)	(0.01)	(0.21)	0.05
Net (loss) income per share — diluted
As reported	(0.24)	0.01	(0.19)	0.08
Pro forma	(0.24)	(0.01)	(0.21)	0.05
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

Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	September 24, 2005		September 25, 2004
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$1,428	$(724)	$3,137	$176
ASCOR	914	(221)	1,068	8
Microsource	1,272	(417)	1,174	(426)
Corporate	—	220	—	390

Total	$3,614	$(1,142)	$5,379	$148

	Six Months Ended
(In thousands)	September 24, 2005		September 25, 2004
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$4,306	$(675)	$6,658	$380
ASCOR	2,191	(189)	1,852	(105)
Microsource	2,900	(521)	2,569	(403)
Corporate	—	474	—	594

Total	$9,397	$(911)	$11,079	$466

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
The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
(In thousands)	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004

Balance at beginning of period	$345	$512	$378	$548
Provision for current period sales	59	56	134	84
Warranty costs incurred	(101)	(80)	(209)	(144)

Balance at end of period	$303	$488	$303	$488

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
Overview
The business environment remains challenging; this quarter Giga-tronics is showing a significant decline in new orders. However, inquiries for Giga-tronics’ products remain high as the Company recently introduced the 2400M Modulation Series microwave synthesizer. New orders in the military sector are showing indications of weakness and it is still too early to determine if the commercial wireless telecommunications market has rebounded. Giga-tronics intends to continue research and development in key growth areas in order to expand product lines and update existing lines with features our customers are demanding.
The Company’s cost reduction programs, including reductions in personnel and new lease terms, are on track and have positioned Giga-tronics to take advantage of opportunities in our market. However, the Company’s employees have been on salary reductions over the last three years and the Company anticipates reinstating prior salary levels in fiscal 2006 once the financial condition of the Company stabilizes.
The Company has released the 2400M synthesizer during the 2005 fiscal year. These products are being accepted by the marketplace and management believes there is significant room for growth. This release demonstrates the Company’s commitment to new product development. Giga-tronics intends to continue research and development in key growth areas in order to expand product lines and update existing lines with additional features.
While Microsource received a large long-term order from Boeing during fiscal 2005, the management at Microsource anticipates that prospects for new orders will be moderate for the new fiscal year.
In the first quarter of fiscal 2004, Giga-tronics decided to discontinue the operations at its Dymatix division due to the substantial losses incurred over the last two years. In the second quarter of fiscal 2006, the net profit from discontinued operations was $5,000, compared to a net loss of $124,000 for the same period in fiscal 2005.
Results of Operations
New orders received from continuing operations in the second quarter of fiscal 2006 increased 47% to $1,847,000 from the $1,253,000 received in the second quarter of fiscal 2005. The $1,253,000 included a significant order reversal of $4,854,000 during the second quarter of fiscal 2005. Orders received for the first half of fiscal 2006 increased 56% to $7,340,000 from $4,720,000 for the first half of fiscal 2005. This increase in orders is due to the reversal in the second quarter of fiscal 2005 of $4,854,000.

New Orders
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 24, 2005	% change	September 25, 2004	September 24, 2005	% change	September 25, 2004

Instrument Division	$1,376	(64%)	$3,791	$4,131	(34%)	$6,278
ASCOR	320	(65%)	924	2,235	29%	1,732
Microsource	151	—	(3,462)	974	—	(3,290)

Total	$1,847	47%	$1,253	$7,340	56%	$4,720

Orders at the Instrument Division decreased in the second quarter primarily due to a decrease in military demand for their products. Orders at ASCOR decreased in the second quarter primarily due to a decrease in commercial demand for their products. Orders at Microsource increased primarily due to the renegotiation of a long term contract with an existing customer, whereby Microsource reversed its recorded backlog for deliveries beyond 12 months by $4,854,000 during the second quarter of fiscal 2005.
The following table shows order backlog and related information at the end of the respective periods.

	Three Months Ended
(Dollars in thousands)	September 24, 2005	% Change	September 25, 2004

Backlog of unfilled orders	$13,735	37%	$9,996
Backlog of unfilled orders shippable within one year	7,014	(6%)	7,435
Previous fiscal year (FY) quarter end backlog reclassified during year as shippable later than one year	186	(44%)	333
Net cancellations during year of previous FY quarter end one-year backlog	—	—	—
Backlog at the end of the second quarter 2006 increased 37% as compared to the end of the same period last year.

Allocation of Net Sales by Segment
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 24, 2005	% change	September 25, 2004	September 24, 2005	% change	September 25, 2004

Instrument Division	$1,428	(55%)	$3,137	$4,306	(35%)	$6,658
ASCOR	914	(14%)	1,068	2,191	18%	1,852
Microsource	1,272	8%	1,174	2,900	13%	2,569

Total	$3,614	(33%)	$5,379	$9,397	(15%)	$11,079

Fiscal 2006 second quarter net sales from continuing operations were $3,614,000, a 33% decrease from the $5,379,000 in the second quarter of 2005. The decrease in sales was primarily due to lower order levels at the Instrument Division due to the weakness in military related orders and delayed delivery requirements coupled with the weakness in the commercial market at ASCOR offset with the limited improvement in customer delivery requirements at Microsource. For the six months ended September 24, 2005 sales declined 15% to $9,397,000 from $11,079,000 for the same period in the prior year. The decrease in sales was primarily due to lower order levels at the Instrument Division due to the weakness in the commercial market as well as the military and government market coupled with decreased orders in the commercial market at ASCOR partially offset by the improvement in customer delivery requirements at Microsource.

Cost of Sales
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 24, 2005	% change	September 25, 2004	September 24, 2005	% change	September 25, 2004

Cost of sales	$2,391	(22%)	$3,050	$5,529	(11%)	$6,179
In the second quarter of fiscal 2006, cost of sales from continuing operations decreased 22% to $2,391,000 from $3,050,000 for the same period last year. For the six months ended September 24, 2005, the cost of sales from continuing operations declined 11% to $5,529,000 from $6,179,000 for the similar period ending September 25, 2004. Both of these declines are primarily attributable to the lower material and labor costs associated with reduced shipment levels.

Operating Expenses
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 24, 2005	% change	September 25, 2004	September 24, 2005	% change	September 25, 2004

Product development	$1,043	29%	$809	$2,009	22%	$1,653
Selling, general and administrative	1,331	(3%)	1,371	2,784	0%	2,784

Total	$2,374	9%	$2,180	$4,793	8%	$4,437

Operating expenses from continuing operations increased 9% or $194,000 in the second quarter of fiscal 2006 over 2005 due to an increase of $234,000 in product development costs and a decrease of $40,000 in selling, general and administrative expenses. Product development costs from continuing operations increased 29% or $234,000 in the second quarter of fiscal 2006 primarily due to increased product development expenses company-wide as Giga-tronics continues research and development in order to expand product lines and update its existing lines. Selling, general and administrative expenses from continuing operations decreased 3% or $40,000 for the second quarter of fiscal year 2006 compared to the same period in the prior year. The decrease is a result of lower commission expenses of $99,000 on lower commissionable sales for the quarter, offset by higher administrative expenses of $55,000 and higher marketing expenses of $4,000.
Operating expenses from continuing operations increased 8% or $356,000 for the six months ended September 24, 2005 over the same period for the prior year due to an increase of $356,000 in product development costs. Product development costs from continuing operations increased 22% or $356,000 for the six months ended September 25, 2004 primarily due to increased product development expenses company-wide as Giga-tronics continued research and development in order to expand product lines and update its existing lines. Selling, general and administrative expenses from continuing operations remained flat for the first half of fiscal 2006 compared to the same period in the prior year. This is a result of higher commission expenses of $34,000 and higher administrative expenses of $32,000 offset by lower marketing expense of $66,000.
The pre-tax loss from continuing operations for the three and six months periods ended September 24, 2005 were $1,142,000 and $911,000, respectively. The pre-tax profit from continuing operations for the three and six months periods ended September 25, 2004 were $148,000 and $466,000, respectively. Giga-tronics recorded a net loss of $1,137,000 or $0.24 per fully diluted share for the second quarter of fiscal 2006 versus a net profit of $24,000 or $0.01 per fully diluted share in the same period last year. Giga-tronics recorded a net loss of $904,000 or $0.19 per fully diluted share for the first half of fiscal 2006 versus a net profit of $381,000 or $0.08 per fully diluted share in the same period last year.
Profit from discontinued operations for the six-month period ended September 24, 2005 totaled $11,000. Loss from discontinued operations for the six-month period ended September 25, 2004 totaled $81,000. The Company discontinued and subsequently sold its Dymatix division in the fourth quarter of fiscal 2004. The loss recorded for the six-month period ended September 25, 2004 reflects changes in estimated expense related to the discontinuation of the Dymatix division and a reserve for impairment established by management as discussed in Footnote 2 the Interim Consolidated Financial Statement — Discontinued Operations.
Financial Condition and Liquidity
As of September 24, 2005, Giga-tronics had $3,718,000 in cash and cash equivalents, compared to $2,540,000 as of March 26, 2005.
Working capital at the end of the second quarter of fiscal 2006 was $8,863,000 compared to $8,867,000 in the same period last year.
The Company’s current ratio (current assets divided by current liabilities) at September 24, 2005 was 3.7 compared to 3.5 on September 25, 2004.

Cash provided by operations amounted to $1,040,000 in the first half of fiscal 2006. Cash used by operations amounted to $465,000 in the same period of fiscal 2005. Cash provided by operations in the first half of fiscal 2006 is primarily attributed to the net change in operating assets and liabilities offset by the operating loss in the year. Cash used by operations in the first half of fiscal 2005 is primarily attributed to the net change in operating assets and liabilities offset by the operating profit in the quarter.
On June 20, 2005, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowing under this line of credit during the three and six month periods ended September 24, 2005.
From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.
Additions to property and equipment were $66,000 in the first half of fiscal 2006 compared to $30,000 for the same period last year. The low level of capital equipment spending reflects the overall decline in business activity and increased productivity.
Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of September 24, 2005. Management has, therefore, established a valuation allowance against its net deferred tax assets as of September 24, 2005.
Recent Accounting Pronouncements
In December 2004 the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options, granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective in the first reporting period beginning after December 15, 2005, March 26, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.
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

Part II — OTHER INFORMATION
Item 1
Legal Proceedings
As of November 1, 2005, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
Item 4
Submission of matters to a vote of security holders
Annual Meeting of stockholders was held on September 13, 2005.
     (1) The vote for the nominated Directors was as follows:

Nominee	In Favor	Withheld
George H. Bruns, Jr.	4,140,426	165,930
James A. Cole	4,137,946	168,410
Kenneth A. Harvey	4,141,946	164,410
Robert C. Wilson	4,110,464	195,892
William E. Wilson	4,113,564	192,792
     (2) Other matters voted upon at the meeting were as follows:
(a)	Adoption of The 2005 Equity Incentive Plan was approved as follows:

	No. of Votes on Proposal	Percent of Votes Cast
For	2,388,624	88.06%
Against	295,979	10.91%
Abstain	27,928	1.03%
Quorum	2,712,531	100.00%
Broker non-voted Shares = 1,593,825
(b)	Ratification of the selection of Perry-Smith LLP as independent public accountants for the fiscal year 2006 was approved as follows:

	No. of Votes on Proposal	Percent of Votes Cast
For	4,276,295	99.30%
Against	23,855	0.55%
Abstain	6,206	0.15%
Quorum	4,306,356	100.00%
Broker non-voted Shares = 0
Outstanding shares on Record Date = 4,734,646

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date: November 1, 2005	/s/ GEORGE H. BRUNS, JR.
George H. Bruns, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2005	/s/ MARK H. COSMEZ II
Mark H. Cosmez II
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Accounting Officer)