Form 10QSB
period 2005-12-24
GIGA TRONICS INC
filed 2006-02-01
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15-(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 24, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15-(d) OF THE EXCHANGE ACT

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15-(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
     Common stock outstanding as of February 1, 2006:  4,809,021 shares
Transitional Small Business Disclosure Format (Check one) Yes ☐            No ☑

GIGA-TRONICS INCORPORATED

Item 1
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	December 24, 2005	March 26, 2005
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,537	$2,540
Notes receivable, net	—	7
Trade accounts receivable, net	3,324	3,145
Inventories	5,875	6,257
Prepaid expenses	247	227

Total current assets	11,983	12,176

Property and equipment, net	384	674
Other assets	68	111

Total assets	$12,435	$12,961

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,086	$1,075
Accrued commissions	182	200
Accrued payroll and benefits	625	720
Accrued warranty	264	378
Customer advances	454	2
Other current liabilities	395	464

Total current liabilities	3,006	2,839
Deferred rent	245	310

Total liabilities	3,251	3,149

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at December 24, 2005 and March 26, 2005	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,809,021 shares at December 24, 2005 and 4,728,646 shares at March 26, 2005 issued and outstanding	13,002	12,756
Accumulated deficit	(3,818)	(2,944)

Total shareholders’ equity	9,184	9,812

Total liabilities and shareholders’ equity	$12,435	$12,961

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 24, 2005	December 25, 2004	December 24, 2005	December 25, 2004
(Unaudited)
Net sales	$5,537	$5,130	$14,934	$16,209

Cost of sales	3,203	2,755	8,732	8,934

Gross profit	2,334	2,375	6,202	7,275

Product development	883	812	2,892	2,465
Selling, general and administrative	1,434	1,398	4,218	4,182

Operating expenses	2,317	2,210	7,110	6,647

Operating income (loss)	17	165	(908)	628

Other expense	—	(2)	—	(2)
Interest income (expense), net	10	(2)	24	1

Income (loss) from continuing operations before income taxes	27	161	(884)	627
Provision for income taxes	—	—	4	4

Income (loss) from continuing operations	27	161	(888)	623
Income (loss) on discontinued operations, net of income taxes	3	(133)	14	(214)

Net income (loss)	$30	$28	$(874)	$409

Basic net income (loss) per share:
From continuing operations	$0.01	$0.04	$(0.18)	$0.13
On discontinued operations	0.00	(0.03)	0.00	(0.04)

Basic net income (loss) per share	$0.01	$0.01	$(0.18)	$0.09

Diluted net income (loss) per share:

From continuing operations	$0.01	$0.04	$(0.18)	$0.13
On discontinued operations	0.00	(0.03)	0.00	(0.04)

Diluted net income (loss) per share	$0.01	$0.01	$(0.18)	$0.09

Shares used in per share calculation:
Basic	4,809	4,725	4,773	4,725
Dilutive	4,917	4,734	4,773	4,734
See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands)	December 24, 2005	December 25, 2004
(Unaudited)
Cash flows used in operations:
Net (loss) income	$(874)	$409
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization	367	526
Loss on disposal or sale of equipment	—	4
Changes in operating assets and liabilities	335	(956)

Net cash used in operations	(172)	(17)

Cash flows from investing activities:
Purchases of property and equipment	(77)	(40)

Net cash used in investing activities	(77)	(40)

Cash flows from financing activities:
Issuance of common stock	246	—
Payments on capital lease	—	(10)

Net cash provided by (used in) financing activities	246	(10)

Decrease in cash and cash equivalents	(3)	(67)
Cash and cash equivalents at beginning of period	2,540	2,752

Cash and cash equivalents at end of period	$2,537	$2,685

     Supplementary disclosure of cash flow information:
(1)	Cash paid for income taxes was $4 for the nine month periods ended December 24, 2005 and December 25, 2004.
See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company” or Giga-tronics), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary (consisting of normal recurring adjustments) to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended March 26, 2005.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
(2)	Discontinued Operations
In the first quarter of fiscal 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The sales price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note is secured by collateral and in management’s opinion the value of this collateral deteriorated during fiscal 2005. Accordingly, the Company considers the note receivable to be impaired and has recorded a provision for loss of $250,000 through discontinued operations in the 2005 fiscal year. At December 24, 2005, the note receivable continued to be considered impaired.
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

(4)	Inventories

(In thousands)	December 24, 2005	March 26, 2005

Raw materials	$3,670	$3,702
Work-in-progress	1,665	1,925
Finished goods	287	393
Demonstration inventory	253	237

Total inventory	$5,875	$6,257

(5)	Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share (EPS) reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options’ exercise price was above the average market price during the period. The shares used in per share computations are as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 24, 2005	December 25, 2004	December 24, 2005	December 25, 2004

Net income (loss)	$30	$28	$(874)	409

Weighted average:
Common shares outstanding	4,809	4,725	4,773	4,725
Potential common shares	108	9	—	9

Common shares assuming dilution	4,917	4,734	4,773	4,734

Net earnings (loss) per share of common stock	$0.01	$0.01	$(0.18)	$0.09
Net earnings (loss) per share of common stock assuming dilution	$0.01	$0.01	$(0.18)	$0.09
Stock options not included in computation	81	479	494	479
The number of stock options not included in the computation of diluted EPS for the three month period ended December 24, 2005 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The number of stock options not included in the computation of diluted EPS for the nine month period ended December 24, 2005 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. The number of stock options not included in the computation of diluted EPS for the three month and nine month periods ended December 25, 2004 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The weighted average exercise price of excluded options was $5.10 and $3.29 as of December 24, 2005 and December 25, 2004, respectively.

(6) Stock Based Compensation
The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 24, 2005	December 25, 2004	December 24, 2005	December 25, 2004

Net income (loss), as reported	$30	$28	$(874)	$409
Deduct
Stock-based compensation expense included in reported net income (loss)	—	—	—	—
Add
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(26)	(57)	(97)	(186)

Pro forma net income (loss)	$4	$(29)	$(971)	$223

Net income (loss) per share — basic
As reported	$0.01	$0.01	$(0.18)	$0.09
Pro forma	0.00	(0.01)	(0.20)	0.05
Net income (loss) per share — diluted
As reported	$0.01	$0.01	$(0.18)	$0.09
Pro forma	0.00	(0.01)	(0.20)	0.05
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

     Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	December 24, 2005		December 25, 2004
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$2,960	$(63)	$3,061	$142
ASCOR	797	(244)	965	57
Microsource	1,780	31	1,104	(271)
Corporate	—	303	—	233

Total	$5,537	$27	$5,130	$161

	Nine Months Ended
(In thousands)	December 24, 2005		December 25, 2004
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$7,266	$(738)	$9,719	$522
ASCOR	2,988	(433)	2,817	(48)
Microsource	4,680	(490)	3,673	(674)
Corporate	—	777	—	827

Total	$14,934	$(884)	$16,209	$627

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
The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Nine Months Ended
(In thousands)	December 24, 2005	December 25, 2004	December 24, 2005	December 25, 2004
Balance at beginning of quarter	$303	$488	$378	$548
Provision for current quarter sales	(18)	72	116	156
Warranty costs incurred	(21)	(86)	(230)	(230)

Balance at end of quarter	$264	$474	$264	$474

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
The Company’s cost reduction programs, including reductions in personnel and new lease terms, are on track and have positioned Giga-tronics to take advantage of opportunities in our market. However, the Company’s employees have been on salary reductions over the last three years. Recently the Company has reversed a portion of the prior salary reductions and anticipates reinstating previous salary levels contingent on the Company’s financial condition stabilizing.
The Company released the 2400M synthesizer during the 2005 fiscal year. These products are being accepted by the marketplace and management believes there is significant room for growth. This release demonstrates the Company’s commitment to new product development. Giga-tronics intends to continue research and development in key growth areas in order to expand product lines and update existing lines with additional features.
While Microsource received a large long-term order from Boeing during fiscal 2005, the management at Microsource anticipates that prospects for new orders will be moderate for the new fiscal year.
In the first quarter of fiscal 2004, Giga-tronics decided to discontinue the operations at its Dymatix division due to the substantial losses incurred over the last two years. In the third quarter of fiscal 2006, the net profit from discontinued operations was $3,000, compared to a net loss of $133,000 for the same period in fiscal 2005.
Results of Operations
New orders received from continuing operations in the third quarter of fiscal 2006 decreased 1% to $3,995,000 from the $4,032,000 received in the third quarter of fiscal 2005.

New Orders
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 24, 2005	% change	December 25, 2004	December 24, 2005	% change	December 25, 2004
Instrument Division	$3,047	14%	$2,677	$7,178	(20%)	$8,955
ASCOR	462	(51%)	934	2,697	1%	2,666
Microsource	486	15%	421	1,460	151%	(2,869)

Total	$3,995	(1%)	$4,032	$11,335	30%	$8,752

Increases in military and commercial demand improved Instrument Division orders in the third quarter of fiscal 2006. Orders at ASCOR decreased in the third quarter primarily due to a decrease in military demand for its products. Orders at Microsource increased for the third quarter primarily due to an increase in military demand for its products. Orders at the Instrument Division for the nine months decreased principally due to the decline in the commercial wireless market. Orders at Microsource for the nine months increased primarily due to the renegotiation of a long term contract with an existing customer, whereby Microsource reversed its recorded backlog for deliveries beyond 12 months by $4,854,000 during the second quarter of fiscal 2005.
The following table shows order backlog and related information at the end of the respective periods.

	Three Months Ended
(Dollars in thousands)	December 24, 2005	% Change	December 25, 2004

Backlog of unfilled orders	$12,193	37%	$8,898

Backlog of unfilled orders shippable within one year	6,343	(10%)	7,047

Previous fiscal year end (FYE) quarter backlog reclassified during year as shippable later than one year	1	(99%)	191

Net cancellations during year of previous FYE one-year backlog	—	(100%)	7
Backlog at the end of the third quarter of 2006 increased 37% as compared to the end of the same period last year.

Allocation of Net sales by Segment
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 24, 2005	% change	December 25, 2004	December 24, 2005	% change	December 25, 2004
Instrument Division	$2,960	(3%)	$3,061	$7,266	(25%)	$9,719
ASCOR	797	(17%)	965	2,988	6%	2,817
Microsource	1,780	61%	1,104	4,680	27%	3,673

Total	$5,537	8%	$5,130	$14,934	(8%)	$16,209

Fiscal 2006 third quarter net sales from continuing operations were $5,537,000, an 8% increase from $5,130,000 in the third quarter of 2005. The increase in sales was primarily due to the increase in military and commercial business at Microsource offset by weakness in the military sector at ASCOR and to lower shipment levels at the Instrument Division due to the decline in the military shipments offset by the increase in the commercial shipments. For the nine months ended December 24, 2005 sales decreased 8% to $14,934,000 from the $16,209,000 for the same period in the prior year. The decrease in sales was primarily due to lower order levels at the Instrument Division due to the weakness in the commercial market offset by improvement in the military shipments at ASCOR coupled with the improvement in customer delivery requirements at Microsource.

Cost of Sales
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 24, 2005	% change	December 25, 2004	December 24, 2005	% change	December 25, 2004

Cost of sales	$3,203	16%	$2,755	$8,732	(2%)	$8,934
In the third quarter of fiscal 2006, cost of sales from continuing operations increased 16% to $3,203,000 from $2,755,000 for the same period last year. The increase is principally due to an increase in the material content of products shipped. For the nine months ended December 24, 2005, the cost of sales from continuing operations declined 2% to $8,732,000 from $8,934,000 for the similar period ending December 25, 2004. The decline was primarily attributable to lower shipment levels, partially offset by higher material cost of products shipped.

Operating Expenses
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 24, 2005	% change	December 25, 2004	December 24, 2005	% change	December 25, 2004

Product development	$883	9%	$812	$2,892	17%	$2,465
Selling, general and administrative	1,434	3%	1,398	4,218	1%	4,182

Total	$2,317	5%	$2,210	$7,110	7%	$6,647

Operating expenses from continuing operations increased 5% or $107,000 in the third quarter of fiscal 2006 over 2005 due to an increase of $71,000 in product development costs and an increase of $36,000 in selling, general and administrative expenses. Product development costs from continuing operations increased 9% or $71,000 in the third quarter of fiscal 2006 primarily due to increased research and development designed to expand product lines and update existing lines company-wide. Selling, general and administrative expenses from continuing operations increased 3% or $36,000 for the third quarter of fiscal year 2006 compared to the same period in the prior year. The increase is a result of higher marketing expenses of $48,000 and higher administrative expenses of $30,000, offset by lower commission expenses of $42,000.
Operating expenses from continuing operations increased 7% or $463,000 for the nine months ended December 24, 2005 over the same period for the prior year due to an increase of $427,000 in product development costs and an increase of $36,000 in selling, general and administrative expenses. Product development costs from continuing operations increased 17% or $427,000 for the nine months ended December 24, 2005 primarily due to increased research and development designed to expand product lines and update existing lines company-wide. Selling, general and administrative expenses from continuing operations increased 1% or $36,000 for the nine months ended December 24, 2005 as compared to the same period in the prior year. The increase is a result of higher administrative expenses of $62,000, offset by lower marketing expenses of $18,000 and lower commission expenses of $8,000 on lower commissionable sales for the nine month period.
Pre-tax income from continuing operations for the three month period ended December 24, 2005 was $27,000 as compared to $161,000 for the same period last year. The pre-tax loss from continuing operations for the nine month period ended December 24, 2005 was $884,000 as compared to pre-tax income from continuing operations of $627,000 for the same period last year. Giga-tronics recorded a net profit of $30,000 or $0.01 per fully diluted share for the third quarter of fiscal 2006 versus a net profit of $28,000 or $0.01 per fully diluted share in the same period last year. Giga-tronics recorded a net loss of $874,000 or $0.18 per fully diluted share for the nine months ended December 24, 2005 versus a net profit of $409,000 or $0.09 per fully diluted share in the same period last year.
Profit from discontinued operations for the nine month period ended December 24, 2005 totaled $14,000. Loss from discontinued operations for the nine month period ended December 25, 2004 totaled $214,000. The Company discontinued and subsequently sold its Dymatix Division in the fourth quarter of fiscal 2004. The loss recorded for the nine-month period ended December 25, 2004 reflects changes in estimated expense related to the discontinuation of the Dymatix Division and a reserve for impairment established by management as discussed in Footnote 2 to the Interim Consolidated Financial Statements — Discontinued Operations.

Financial Condition and Liquidity
As of December 24, 2005, Giga-tronics had $2,537,000 in cash and cash equivalents, compared to $2,540,000 as of March 26, 2005.
Working capital at the end of the third quarter of fiscal 2006 was $8,977,000 compared to $9,054,000 at the end of the same period last year. The decrease in working capital at the end of the third quarter of 2006 versus 2005 was primarily due to decreases in cash partially offset by a decrease in accrued warranty.
The Company’s current ratio (current assets divided by current liabilities) at December 24, 2005 was 4.0 compared to 3.5 on December 25, 2004.
Cash used in operations amounted to $172,000 for the nine month period ended December 24, 2005. Cash used by operations was $17,000 in the same period of fiscal 2005. Cash used in operations for the first nine months of fiscal 2006 is primarily attributed to the net change in operating assets and liabilities offset by the operating loss in the year. Cash used in operations in the nine month period ended December 25, 2004 is primarily attributed to the net change in operating assets and liabilities offset by the operating profit for the nine month period of 2004.
On June 20, 2005, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowing under this line of credit during the three and nine month periods ended December 24, 2005.
From time to time, Giga-tronics considers a variety of acquisition opportunities to broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.
Additions to property and equipment were $77,000 for the nine months ended December 24, 2005 compared to $40,000 for the same period last year. The low level of capital equipment spending reflects the overall decline in business activity and increased productivity.
Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of December 24, 2005. Management has, therefore, established a valuation allowance against its net deferred tax assets as of December 24, 2005.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123(R)

is effective for the first reporting period beginning after December 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.
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
On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

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
Giga-tronics’ core business continues to be soft. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders and dispute over performance. Other risks and uncertainties involve the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulation on internal control, civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type, the involvement of the United Sates in war or other hostilities, restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends, the ability to collect receivables, and other risks and unforeseen events. If the commercial market should decline further, then shipments in the current year could fall short of plan resulting in a decline in earnings. Also, Giga-tronics has a significant number of defense-related orders. While Giga-tronics has seen some improvement in the defense sector, it is not significant enough to offset the decline in the commercial sector. If the defense market should decline, shipments in the current year could be less than anticipated and cause a decrease in earnings.
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

Part II — OTHER INFORMATION
Item 1
Legal Proceedings
As of February 1, 2006, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
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

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 1, 2006	/s/ GEORGE H. BRUNS, JR.

George H. Bruns, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	February 1, 2006	/s/ MARK H. COSMEZ II

Mark H. Cosmez II
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibits	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.