Form 10KSB
period 2006-03-25
GIGA TRONICS INC
filed 2006-06-02
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended March 25, 2006,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                                            to                                            .
Commission File No. 0-12719
GIGA-TRONICS INCORPORATED

(Name of small business issuer in its charter)

California	94-2656341

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4650 Norris Canyon Road, San Ramon, CA	94583

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (925) 328-4650
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par value
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $20,620,000.
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of May 25, 2006 was $ 7,936,363. There were a total of 4,809,021 shares of the Registrant’s Common Stock outstanding as of May 25, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-KSB	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2006 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 25, 2006.
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
ITEM 1. DESCRIPTION OF BUSINESS
General
     Giga-tronics Incorporated (Giga-tronics, or the Company) includes operations of Giga-tronics Instrument Division, ASCOR, Inc. (ASCOR), and Microsource, Inc. (Microsource). In the first quarter of fiscal 2004, Giga-tronics elected to discontinue the operations of DYMATiX, which was a joint venture and principal activity of the Company’s former subsidiaries Viking Semiconductor Equipment, Inc. (Viking) and Ultracision, Inc. (Ultracision).
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
     Giga-tronics was incorporated on March 5, 1980, its principal executive offices are located at 4650 Norris Canyon Road, San Ramon, California, and its telephone number at that location is (925) 328-4650.
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
     Effective June 27, 1997, Giga-tronics completed a merger with Viking by issuing approximately 420,000 shares of the Company’s common stock in exchange for all of the common stock of Viking. Viking manufactured and marketed a line of optical inspection equipment used to manufacture and test semiconductor devices. Products included die attachments, automatic die sorters, tape and reel equipment, and wafer inspection equipment.
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
     The Company presently holds 22 patents. None of these is critical to the Company’s ongoing business, and the Company does not actively maintain them. Capitalized costs relating to these patents were both incurred and fully amortized prior to March 1, 2003. Accordingly, these patents have no recorded value included in the Company’s fiscal 2005 and 2006 consolidated financial statements.
     The Company is not dependent on trademarks, licenses or franchises. We do utilize certain software licenses in certain functional aspects for some of our products. Such licenses are readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.
Seasonal Nature of Business
     The business of the Company is not seasonal.
Working Capital Practices
     The Company generally strives to maintain at least 60 days worth of inventory and generally sells to customers on 30 day payment terms. Typically, the Company receives payment terms of 30 days. The Company believes that these practices are consistent with typical industry practices.
Importance of Limited Number of Customers
     Commercial business accounted for 57% and 62% of net sales in fiscal 2006 and 2005, respectively. The Company is a leading supplier of microwave and RF test instruments to various U.S. government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2007. Defense-related agencies accounted for 43% and 38% of net sales in fiscal 2006 and 2005, respectively. Prior to the last four years, in which the defense business has improved, sales to the defense industry in general and direct sales to the United States and foreign government agencies in particular had declined. Any decline of defense orders could have a negative effect on the business, operating results, financial condition and cash flows of Giga-tronics.
     During fiscal 2006 and 2005, the U.S. government defense agencies and their prime contractors made up 19% and 32%, respectively, of the Giga-tronics Instrument Division’s revenues.
     During fiscal 2006, ASCOR derived 41% of its revenues from the U.S. government defense agencies and their prime contractors and another 45% from foreign defense agencies and their prime contractors. During fiscal 2005, ASCOR derived 25% of its revenues from the U.S. government defense agencies and their prime contractors, 15% from a communications equipment manufacturer, and another 39% from an automated test equipment manufacturer.
     During fiscal 2006, Microsource derived 51% of its revenue from an electronic instrument manufacturer, 31% of its revenues from the U.S. government defense agencies and their prime contractors, and another 12% from foreign defense agencies and their prime contractors. During fiscal 2005, Microsource derived 47% of its revenues from the U.S. government defense agencies and their prime contractors, an electronic instrument manufacturer comprised 36% and an international communications equipment company comprised 14%
     Other than U.S. government agencies and their defense contractors, one other customer accounted for 10% or more of consolidated revenues of the Company in fiscal 2006. The Company did 16% of its fiscal 2006 consolidated revenue with an electronic instrument manufacturer. In prior years, the Company did less than 10% of its business with this customer.
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
Backlog of Orders
     On March 25, 2006, the Company’s backlog of unfilled orders was approximately $10,329,000 compared to approximately $15,792,000 at March 26, 2005. As of March 25, 2006, there were approximately $4,466,000 in unfilled orders that were scheduled for shipment beyond a year, as compared to approximately $7,631,000 at March 26, 2005. Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.
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
Product Development
     Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products. Product development expenses totaled approximately $3,760,000 and $3,370,000 in fiscal 2006 and 2005, respectively.
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

Employees
     As of March 25, 2006, Giga-tronics employed 120 individuals on a full time basis. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.
Information about Foreign Operations
     The Company sells to its international customers through a network of foreign technical sales representative organizations.

Geographic Distribution of Sales
(Dollars in thousands)	2006	Percent	2005	Percent

Domestic	$11,549	56.0%	$15,356	71.5%
International	9,071	44.0%	6,121	28.5%
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
Liquidity
     Based on current levels of sales and expenses, management believes that cash and cash equivalents remain adequate to meet anticipated operating needs for the next two years. However, this estimate is based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected. To operate beyond that term would require the Company to earn additional cash from operations, renew or obtain a line of credit or obtain additional funds from other sources. The Company maintains a line of credit for $2,500,000, which expires June 19, 2006. The Company is in the process of negotiating a new line of credit, however, the Company does not believe that it needs the line of credit for operating purposes.
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
Giga-tronics’ common stock price is volatile
     The market price of the Company’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by Giga-tronics or by competitors, government regulations or developments in patent or other proprietary rights. In addition, the NASDAQ Capital Market (formerly known as the Small Cap Market) and other stock markets have experienced significant price fluctuations in recent periods. These fluctuations often have seemingly been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of the common stock.
     Giga-tronics stock at any time has historically traded on thin volume on NASDAQ. Sales of a significant volume of stock could result in a depression of Giga-tronics share prices.
Performance problems in our products or problems arising from the use of our products together with other vendors’ products may harm our business and reputation
     Products as complex as ours may contain unknown and undetected defects or performance problems. For example, it is possible that a product might not comply with stipulated specifications under all circumstances. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in a combined environment, it may be difficult to identify the source of the problem. A defect or performance problem could result in lost revenues, increased warranty costs, diversion of engineering and management time and effort, impaired customer relationships and injury to our reputation generally. To date, performance problems in our products or in other products used together with ours have not had a material adverse effect on our business. However, we cannot be certain that a material adverse impact will not occur in the future.
Competition
     The Company’s instrument, switch, oscillator and synthesizer products compete with Agilent, Anritsu, Racal, IFR and Rohde & Schwarz. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics. These resources also make these competitors better able to withstand difficult market conditions than the Company.

There can be no assurance that any products developed by these competitors will not gain greater market acceptance than any developed by Giga-tronics.
ITEM 2. DESCRIPTION OF PROPERTY
     As of March 25, 2006, Giga-tronics’ principal executive office and the Instrument Division marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2011.
     ASCOR’s marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices, are located in approximately 18,700 square feet in Fremont, California, under a lease that expires on June 30, 2009. Included in this lease is approximately 7,700 square feet, the use of which the Company effectively abandoned upon sale of Dymatix on March 26, 2004. The Company has an accrued loss of approximately $161,000 for future lease expense, net of estimated future sub-lease rental income. As of March 25, 2006, the Company has not sub-leased the available space.
     Microsource’s marketing, sales and engineering offices and manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 33,400 square foot facility in Santa Rosa, California, which it occupies under a lease expiring May 31, 2013.
     The Company believes that its facilities are adequate for its business activities.
ITEM 3. LEGAL PROCEEDINGS
     As of March 25, 2006, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 25, 2006.
     Executive Officers of the Company are listed in Part III, Item 10 of this Form 10-KSB.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Common Stock Market Prices
     Giga-tronics’ common stock is traded over the counter on NASDAQ Capital Market (formerly known as the Small Cap Market) using the symbol “GIGA”. The Company’s common stock had been quoted on the NASDAQ National Market until July 22, 2004. NASDAQ informed the Company that it no longer met the National Market listing requirement of $10,000,000 in minimum shareholders’ equity. Because the Company did not expect to be able to increase its shareholders’ equity to this amount in the near term, it applied for and was accepted for quotation of its common stock on the NASDAQ Small Cap Market under the same ticker symbol “GIGA”. The number of record holders of the Company’s common stock as of March 25, 2006 was approximately 1,600. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without retail mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2006	High	Low	2005	High	Low

First quarter	(3/27-6/25)	$4.73	$3.20	(3/28-6/26)	$3.60	$1.46
Second quarter	(6/26-9/24)	7.87	3.59	(6/27-9/25)	1.86	1.51
Third quarter	(9/25-12/24)	5.34	2.26	(9/26-12/25)	2.43	1.61
Fourth quarter	(12/25-3/25)	3.57	2.49	(12/26-3/26)	6.16	2.06
     Giga-tronics has not paid cash dividends in the past and has no plans to do so in the future, based upon its belief that the best use of its available capital is in the enhancement of its product position.
     Giga-tronics has not issued any unregistered securities or repurchased any of its securities during the past fiscal year.
Equity Compensation Plan Information
     The following table provides information on options and other equity rights outstanding and available at March 25, 2006.

Equity Compensation Plan Information
	No. of securities to be	Weighted average	No. of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding option,	outstanding option,	compensation plans (excluding
Plan category	warrants and rights	warrants and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	438,975	$ 2.5652	876,900
Equity compensation plans not approved by securities holders	n/a	n/a	n/a

Total	438,975	$ 2.5652	876,900

Selected Financial Data
     The following table sets forth selected financial data for the Company’s last five fiscal years. This information is derived from the Company’s audited financial statements, unless otherwise stated. This data should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Operations:	Years Ended
	March 25,	March 26,	March 27,	March 29,	March 30,
(In thousands except per share data)	2006	2005	2004	2003	2002

Net sales	$20,620	$21,477	$17,491	$20,822	$35,363
Gross profit	8,300	9,598	4,736	6,187	10,432
Operating expenses	9,316	8,760	9,179	10,412	14,030
Interest income, net	32	—	7	60	59
Pre-tax (loss) income from continuing operations before income taxes	(984)	849	(4,440)	(4,328)	(3,514)
Provision (benefit) for income taxes	4	4	4	4,098	(1,983)
(Loss) income from continuing operations	(988)	845	(4,444)	(8,426)	(1,531)
Income (loss) on discontinued operations, net of income taxes	27	(233)	(2,377)	(2,336)	(571)
Net (loss) income	$(961)	$612	$(6,821)	$(10,762)	$(2,102)
Basic (loss) earnings per share:
From continuing operations	$(0.21)	$0.18	$(0.94)	$(1.81)	$(0.33)
On discontinued operations	0.01	(0.05)	(0.51)	(0.50)	(0.13)
Net (loss) earnings per share – basic	$(0.20)	$0.13	$(1.45)	$(2.31)	$(0.46)
Diluted (loss) earnings per share:
From continuing operations	$(0.21)	$0.18	$(0.94)	$(1.81)	$(0.33)
On discontinued operations	0.01	(0.05)	(0.51)	(0.50)	(0.13)
Net (loss) earnings per share – diluted	$(0.20)	$0.13	$(1.45)	$(2.31)	$(0.46)
Shares of common stock – basic	4,782	4,725	4,704	4,663	4,604
Shares of common stock – diluted	4,782	4,741	4,704	4,663	4,604

Financial Position:
(In thousands except ratio)	March 25, 2006	March 26, 2005	March 27, 2004	March 29, 2003	March 30, 2002

Current ratio	3.93	4.29	2.92	3.50	5.49
Working capital	$8,856	$9,337	$7,997	$13,697	$23,135
Total assets	$12,346	$12,961	$13,733	$21,875	$32,880
Shareholders’ equity	$9,098	$9,812	$9,196	$15,960	$26,661

Percentage Data:
Percent of net sales	March 25, 2006	March 26, 2005	March 27, 2004	March 29, 2003	March 30, 2002

Gross profit	40.3%	44.7%	27.1%	29.7%	29.5%
Operating expenses	45.2	40.8	52.5	50.0	39.7
Interest income, net	0.1	0.0	0.0	0.3	0.2
Pre-tax (loss) income from continuing operations	(4.8)	4.0	(25.4)	(20.8)	(9.9)
Income (loss) on discontinued operations, net of income taxes	0.1	(1.1)	(13.6)	(11.2)	(1.6)
Net (loss) income	(4.7)	2.8	(39.0)	(51.7)	(5.9)

SELECTED CONSOLIDATED FINANCIAL DATA
     The following is a summary of unaudited results of operations for the fiscal years ended March 25, 2006 and March 26, 2005:
Quarterly Financial Information (Unaudited)

	2006
(In thousands except per share data)	First	Second	Third	Fourth	Year

Net sales	$5,783	$3,614	$5,537	$5,686	$20,620
Gross profit	2,645	1,223	2,334	2,098	8,300
Operating expenses	2,419	2,374	2,317	2,206	9,316
Interest income, net	5	9	10	8	32
Pre-tax income (loss) from continuing operations	231	(1,142)	27	(100)	(984)
Provision for income taxes	4	—	—	—	4
Income (loss) from continuing operations	227	(1,142)	27	(100)	(988)

Income on discontinued operations, net of income tax	6	5	3	13	27
Net income (loss)	$233	$(1,137)	$30	$(87)	$(961)
Basic earnings (loss) per share:
From continuing operations	$0.05	$(0.24)	$0.01	$(0.02)	$(0.21)
On discontinued operations	0.00	0.00	0.00	0.00	0.01
Net earnings (loss) per share – basic	$0.05	$(0.24)	$0.01	$(0.02)	$(0.20)
Diluted earnings (loss) per share:
From continuing operations	$0.05	$(0.24)	$0.01	$(0.02)	$(0.21)
On discontinued operations	0.00	0.00	0.00	0.00	0.01
Net earnings (loss) per share – diluted	$0.05	$(0.24)	$0.01	$(0.02)	$(0.20)
Shares of common stock – basic	4,731	4,778	4,809	4,809	4,782
Shares of common stock – diluted	4,912	4,778	4,917	4,809	4,782

Quarterly Financial Information (Unaudited)

	2005
(In thousands except per share data)	First	Second	Third	Fourth	Year

Net sales	$5,700	$5,379	$5,130	$5,268	$21,477
Gross profit	2,571	2,329	2,375	2,323	9,598
Operating expenses	2,257	2,180	2,210	2,113	8,760
Interest income, net	4	(1)	—	(3)	—
Pre-tax income from continuing operations	318	148	161	222	849
Provision for income taxes	4	—	—	—	4
Income from continuing operations	314	148	161	222	845
Income (loss) on discontinued operations, net of income tax	43	(124)	(133)	(19)	(233)
Net income	$357	$24	$28	$203	$612
Basic earnings (loss) per share:
From continuing operations	$0.07	$0.03	$0.04	$0.05	$0.18
On discontinued operations	0.01	(0.02)	(0.03)	(0.01)	(0.05)
Net earnings per share – basic	$0.08	$0.01	$0.01	$0.04	$0.13
Diluted earnings (loss) per share:
From continuing operations	$0.07	$0.03	$0.04	$0.05	$0.18
On discontinued operations	0.01	(0.02)	(0.03)	(0.01)	(0.05)
Net earnings per share – diluted	$0.08	$0.01	$0.01	$0.04	$0.13
Shares of common stock – basic	4,725	4,725	4,725	4,727	4,725
Shares of common stock – diluted	4,745	4,732	4,734	4,802	4,741

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
Overview
     Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In 2005, our business consisted of four operating and reporting segments: Giga-tronics Instrument Division, ASCOR, Microsource and Corporate.
     Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market. While the Company has seen some improvement in its international defense business, domestic spending remains sporadic. The commercial business environment has shown some improvement; however, orders for the year remained flat due to delays in new product introductions.
     The Company continues to monitor costs, including reductions in personnel and other expenses, to more appropriately align costs with revenues. The Company’s employees have been on salary reductions over the last three years. Recently, the Company has reversed a portion of the prior salary reductions and anticipates reinstating previous salary levels contingent on the Company’s financial condition stabilizing.
     The Company has recently released the 2400B synthesizer (part of the 2400 family of products) during the 2006 fiscal year. These products are being accepted by the market and management believes there is significant room for growth. This release demonstrates the Company’s commitment to new product development. The three operating divisions of Giga-tronics will now take an integrated approach to research and development in key growth areas in order to expand product lines and update existing ones with new features.
     While the management at Microsource estimates that prospects for new orders will improve in this new fiscal year, its short-term growth will be limited as to customer delivery schedules associated with this new business.
     In the first quarter of 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The purchase price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note was secured by collateral and in management’s opinion this collateral deteriorated during fiscal 2005. Accordingly, the Company considers the note receivable to be impaired and beginning in the second quarter of fiscal 2005 recorded a provision to reserve of $250,000 through charges to discontinued operations of $250,000 in the 2005 fiscal year. Management’s designation of the loan as impaired and the establishment of an allowance for credit losses for financial reporting purposes does not relieve the purchaser of his obligation to repay the indebtedness. Accordingly, while no assurances can be provided, the Company plans to pursue all collection options and may ultimately recover all or a portion of the amounts reserved.
Results of Operations
     New orders by segment are as follows for the fiscal years ended:

New Orders
(Dollars in thousands)	2006	% change	2005	% change	2004

Instrument Division	$8,943	(23%)	$11,545	7%	$10,772
ASCOR	3,389	(25%)	4,536	76%	2,574
Microsource	2,825	(42%)	4,833	28%	3,763

Total	$15,157	(28%)	$20,914	22%	$17,109

     New orders received in fiscal 2006 decreased 28% to $15,157,000 from the $20,914,000 received in fiscal 2005. New orders decreased primarily due to weakness in our commercial wireless market.
     New orders received in fiscal 2005 increased 22% to $20,914,000 from the $17,109,000 received in fiscal 2004. New orders increased primarily due to strength in our commercial wireless market coupled with increases in new military orders and other commercial business.
     Orders at the Instrument Division decreased primarily due to a decrease in commercial wireless demand for their products. Orders at ASCOR decreased primarily due to a decrease in commercial demand for their products. Orders at Microsource decreased primarily as a result of the recording of a $7.6 million long-term contract from Boeing in fiscal 2005, while during fiscal 2006, Microsource recorded only $500,000 in orders from Boeing. The $7.6 million contract from Boeing was partially offset by a renegotiation as discussed below.
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
     The following table shows order backlog and related information at fiscal year end:

(Dollars in thousands)	2006	% change	2005	% change	2004

Backlog of unfilled orders	$10,329	(35%)	$15,792	(3%)	$16,355
Backlog of unfilled orders shippable within one year	5,863	(28%)	8,161	9%	7,473
Previous fiscal year end (FYE) one-year backlog reclassified during year as shippable later than one year	2,439	79%	1,364	(24%)	1,804
Net cancellations during year of previous FYE one-year backlog	—	—	25	(49%)	49
     The decrease in backlog at year-end 2006 of 35% was primarily due to weak order levels.
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
     The allocation of net sales was as follows for fiscal years shown:

Allocation of Net Sales
(Dollars in thousands)	2006	% change	2005	% change	2004

Commercial	$11,657	(13%)	$13,336	23%	$10,816
Government/defense	8,963	10%	8,141	22%	6,675

     The allocation of net sales by segment was as follows for fiscal years shown:

Allocation of Net Sales by Segment
(Dollars in thousands)	2006	% change	2005	% change	2004

Instrument Division
Commercial	$7,319	(10%)	$8,170	26%	$6,478
Government/defense	2,309	(46%)	4,279	104%	2,095

ASCOR
Commercial	659	(73%)	2,455	64%	1,500
Government/defense	3,900	186%	1,366	(33%)	2,024

Microsource
Commercial	3,679	36%	2,711	(3%)	2,838
Government/defense	2,754	10%	2,496	(4%)	2,556
     Fiscal 2006 net sales were $20,620,000, a 4% decrease from the $21,477,000 of net sales in 2005. The decrease in sales was primarily due to weakness in our commercial wireless market, partially offset by improved military deliveries. Sales at the Giga-tronics Instrument Division decreased 23% or $2,821,000. ASCOR sales increased 19% or $738,000. Sales at Microsource increased 24% or $1,226,000.
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
     Cost of sales was as follows for the fiscal years shown:

Cost of Sales
(Dollars in thousands)	2006	% change	2005	% change	2004

Cost of sales	$12,320	4%	$11,879	(7%)	$12,755
     For fiscal 2006, cost of sales increased 4% to $12,320,000 from $11,879,000 in fiscal 2005. The increase is primarily attributable to higher material content of products delivered, partially offset by lower shipments.
     For fiscal 2005, cost of sales decreased 7% to $11,879,000 from $12,755,000 in fiscal 2004. The decrease was primarily attributable to decreased material content of products shipped.
     Operating expenses were as follows for the fiscal years shown:

Operating Expenses
(Dollars in thousands)	2006	% change	2005	% change	2004

Product development	$3,760	12%	$3,370	(11%)	$3,766
Selling, general and administrative	5,556	3%	5,390	—	5,413

Total operating expenses	$9,316	6%	$8,760	(5%)	$9,179

     Operating expenses increased 6% or $556,000 in fiscal 2006 over 2005 due to increases of $390,000 in product development expenses and increases of $166,000 in selling, general and administrative expenses. Product development costs increased 12% or $390,000 in fiscal 2006 primarily due to increased research and development designed to expand product lines and update existing lines company-wide. Selling, general and administrative expenses increased 3% or $166,000 in fiscal year 2006 compared to the prior year. The increase is a result of higher administrative expenses of $207,000, offset by lower marketing expenses of $25,000, coupled with lower commission expenses of $16,000.
     Interest income in 2006 increased from 2005 due to more cash available for investment and higher interest rates.

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
     Giga-tronics recorded a net loss of $961,000 or $0.20 per fully diluted share for fiscal 2006 versus a net profit of $612,000 or $0.13 per fully diluted share in fiscal 2005. The loss in fiscal 2006 versus the profit in fiscal 2005 was attributable to lower revenue and increased material content and product development in fiscal 2006.
     Giga-tronics recorded a net profit of $612,000 or $0.13 per fully diluted share for the fiscal year 2005 versus a net loss of $6,821,000 or $1.45 per fully diluted share in 2004. The loss in 2004 versus the profit in 2005 was attributable to higher revenue in 2005 coupled with the full year effect of cost reductions initiated in fiscal 2004.
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

Accounts Receivable
     Accounts receivable are stated at their net realizable value. The Company has estimated an allowance for uncollectible accounts based on analysis of specifically identified problem accounts, outstanding receivables, consideration of the age of those receivables, and the Company’s historical collection experience.
Inventory
     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company periodically reviews inventory on hand to identify and write down excess and obsolete inventory based on estimated product demand.
Deferred Income Taxes
     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of March 25, 2006 and March 26, 2005. Management has, therefore, established a valuation allowance against its net deferred tax assets as of March 25, 2006 and March 26, 2005.
Product Development Costs
     The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other pre-production and product development costs are expensed as incurred.
Financial Condition and Liquidity
     As of March 25, 2006 Giga-tronics had $3,412,000 in cash and cash equivalents, compared to $2,540,000 as of March 26, 2005.
     Working capital for the 2006 fiscal year end was $8,856,000 compared to $9,337,000 in 2005 and $7,997,000 in 2004. The decrease in working capital in 2006 from 2005 was primarily due to the operating loss in the year partially offset by depreciation expense that is included in the net loss. The increase in working capital in 2005 from 2004 was attributed to operating income in the year coupled with the net change in operating assets and liabilities.
     The Company’s current ratio (current assets divided by current liabilities) at March 25, 2006 was 3.9 compared to 4.3 on March 26, 2005 and 2.9 on March 27, 2004. At March 25, 2006, the reduction in this ratio was primarily the result of decreases in net inventories and partially offset by the increases in cash and accounts receivable. At March 26, 2005, the improvement in this ratio was primarily the result of the increase in trade receivables partially offset by the decrease in inventories and the decrease in accounts payable.

     Cash provided by operations was $756,000 in 2006. Cash used by operations amounted to $237,000 in 2005 and $2,326,000 in 2004. Cash provided by operations in 2006 was primarily attributed to an increase in customer advances and the decrease in inventories, partially offset by the operating loss in the year. Cash used by operations in 2005 was primarily attributed to the increase in trade accounts receivable and the decrease in accounts payable, partially offset by the decrease in inventories. Cash used by operations in 2004 was primarily attributed to the operating loss in the year and a decrease in customer advances offset by depreciation and amortization expenses that are non-cash items and decreases in net accounts receivable and net inventories.
     Additions to property and equipment were $115,000 in 2006 compared to $185,000 in 2005 and $18,000 in 2004. The reduction in capital equipment spending in fiscal 2006 reflected the overall decline in business activity. The increase in capital equipment spending in fiscal 2005 reflected the overall improvement in business activity.
     Other cash inflows in 2006 and 2005 consisted of $247,000 and $4,000 respectively, from the sale of common stock in connection with the exercise of stock options.
     The Company leases various facilities under operating leases that expire through May 2013. Total future minimum lease payments under these leases amount to approximately $8,430,000 as follows:

Fiscal years (in thousands)

2007	$1,090
2008	1,217
2009	1,227
2010	1,036
2011	971
Thereafter	2,889

$8,430

     The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 25, 2006, total non-cancelable purchase orders were approximately $585,000 through fiscal 2007 and $40,000 beyond fiscal 2007 and were scheduled to be delivered to the Company at various dates through March 2011.
Contractual Obligations
     The following table discloses the amounts of payments due under certain contractual obligations in the specified time periods.

(In thousands)	Under one year	One to three years	Three to five years	More than five years

Operating leases	$1,090	$2,444	$2,007	$2,889
Purchase obligations	585	38	2	—

Total contractual obligations	$2,340	$1,758	$1,003	$1,052

Off-Balance-Sheet Arrangements
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
     Recent Accounting Pronouncements On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment. (SFAS 123R”). The Company is currently evaluating the available transition alternatives of FSP 123R-3. The Company does not believe the adoption of this FSP 123R-3 will have a material impact on its financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Form 10-KSB
Financial Statements	(Page No.)
Consolidated Balance Sheets - As of March 25, 2006 and March 26, 2005	23

Consolidated Statements of Operations - Years Ended March 25, 2006 and March 26, 2005	24

Consolidated Statements of Shareholders’ Equity - Years Ended March 25, 2006 and March 26, 2005	25

Consolidated Statements of Cash Flows - Years Ended March 25, 2006 and March 26, 2005	26

Notes to Consolidated Financial Statements	27 - 36

Report of Independent Registered Public Accounting Firm	37

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 25, 2006	March 26, 2005

Assets
Current assets
Cash and cash equivalents	$3,412	$2,540
Notes receivable, net of allowance of $250 and $250, respectively	3	7
Trade accounts receivable, net of allowance of $63 and $77, respectively	3,435	3,145
Inventories	4,813	6,257
Prepaid expenses and other assets	219	227

Total current assets	11,882	12,176

Property and equipment
Leasehold improvements	373	373
Machinery and equipment	15,592	15,786
Office furniture and fixtures	723	721

Property and equipment	16,688	16,880
Less accumulated depreciation and amortization	16,351	16,206

Property and equipment, net	337	674
Other assets	127	111

Total assets	$12,346	$12,961

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$870	$1,075
Accrued commissions	171	200
Accrued payroll and benefits	781	720
Accrued warranty	250	378
Customer advances	521	2
Other current liabilities	433	464

Total current liabilities	3,026	2,839
Deferred rent	222	310

Total liabilities	3,248	3,149

Shareholders’ equity
Preferred stock of no par value
Authorized 1,000,000 shares; no shares outstanding at March 25, 2006 and March 26, 2005	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,809,021 shares at March 25, 2006 and 4,728,646 shares at March 26, 2005 issued and outstanding	13,003	12,756
Accumulated deficit	(3,905)	(2,944)

Total shareholders’ equity	9,098	9,812

Total liabilities and shareholders’ equity	$12,346	$12,961

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except per share data)	March 25, 2006	March 26, 2005

Net sales	$20,620	$21,477
Cost of sales	12,320	11,879

Gross profit	8,300	9,598

Product development	3,760	3,370
Selling, general and administrative	5,556	5,390

Operating expenses	9,316	8,760

Operating (loss) income from continuing operations	(1,016)	838

Other income, net	32	11

(Loss) income from continuing operations before income taxes	(984)	849

Provision for income taxes	4	4

(Loss) income from continuing operations	(988)	845
Income (loss) on discontinued operations, net of income taxes of nil for 2006 and 2005	27	(233)

Net (loss) income	$(961)	$612

Basic net (loss) earnings per share:
From continuing operations	$(0.21)	$0.18
On discontinued operations	0.01	(0.05)

Basic net (loss) income per share	$(0.20)	$0.13

Diluted net (loss) earnings per share:
From continuing operations	$(0.21)	$0.18
On discontinued operations	0.01	(0.05)

Diluted net (loss) income per share	$(0.20)	$0.13

Shares used in per share calculation:
Basic	4,782	4,725
Diluted	4,782	4,741
See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Retained Earnings
	Common Stock		(Accumulated
(In thousands except share data)	Shares	Amount	Deficit)	Total

Balance at March 27, 2004	4,724,896	$12,752	$(3,556)	$9,196
Comprehensive income – net
Net income	—	—	612	612
Stock issuance under stock option and employee stock purchase plans	3,750	4	—	4

Balance at March 26, 2005	4,728,646	12,756	(2,944)	9,812
Comprehensive loss – net
Net loss	—	—	(961)	(961)
Stock issuance under stock option and employee stock purchase plans	80,375	247	—	247

Balance at March 25, 2006	4,809,021	$13,003	$(3,905)	$9,098

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 25, 2006	March 26, 2005

Cash flows from operations:
Net (loss) income	$(961)	$612
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Net provision for doubtful accounts and note receivable	(14)	(12)
Depreciation and amortization	452	758
Loss on sales of fixed assets	—	4
Deferred rent	(88)	(69)
Changes in operating assets and liabilities:
Notes receivable	4	(4)
Trade accounts receivable	(276)	(924)
Inventories	1,444	663
Prepaid expenses and other current assets	8	44
Accounts payable	(205)	(611)
Accrued commissions	(29)	(93)
Accrued payroll and benefits	61	(169)
Accrued warranty	(128)	(170)
Other current liabilities	(31)	(210)
Customer advances	519	(56)

Net cash provided by (used in) operations	756	(237)

Cash flows from investing activities:
Purchases of property and equipment	(115)	(185)
Other assets	(16)	216

Net cash (used in) provided by investing activities	(131)	31

Cash flows from financing activities:
Issuance of common stock	247	4
Payments on capital leases	—	(10)

Net cash provided by (used in) financing activities	247	(6)

Increase (decrease) in cash and cash equivalents	872	(212)

Beginning cash and cash equivalents	2,540	2,752

Ending cash and cash equivalents	$3,412	$2,540

Supplementary disclosure of cash flow information:

Cash paid for income taxes	$4	$4

Cash paid for interest	—	—

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
1 Summary of Significant Accounting Policies
The Company The accompanying consolidated financial statements include the accounts of Giga-tronics and its wholly owned subsidiaries. The Company’s corporate office and manufacturing facilities are located in Northern California. Giga-tronics and its subsidiary companies design, manufacture and market a broad line of test and measurement equipment used in the development, test, and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems, and automatic testing systems. The Company also manufactures and markets a line of test, measurement, and handling equipment used in the manufacturing of semiconductor devices. The Company’s products are sold worldwide to customers in the test and measurement and semiconductor industries. The Company currently has no foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar, and all non-U.S. sales are made in U.S. dollars.
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
Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal years 2006 and 2005 each contained 52 weeks.
Reclassifications Certain reclassifications, none of which affected net income (loss), have been made to prior year balances in order to conform to the current year presentation.
Revenue Recognition Revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. This occurs when products are shipped, unless the arrangement involves acceptance terms. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received. Further, sales made to distributors do not include price protection or product return rights, except for product defects covered under warranty arrangements. The Company has no other post-shipment obligations. The Company reports freight costs paid for shipments to customers as cost of sales.
The Company has estimated an allowance for un-collectable accounts based on analysis of specifically identified problem accounts, outstanding receivables, consideration of the age of those receivables and the Company’s historical collection experience. The activity in the reserve account is as follows:

(In thousands)	March 25, 2006	March 26, 2005

Beginning balance	$77	$339
Provision for doubtful accounts	20	(5)
Recoveries of doubtful accounts	—	—
Write-off of doubtful accounts	(34)	(257)

Ending balance	$63	$77

Accrued Warranty The Company’s warranty policy generally provides four years for the 2400 family of Microwave Synthesizers and one year for all other products. The company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available.
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
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 25, 2006 and March 26, 2005, management believes that there has been no impairment of the Company’s long-lived assets.
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
Product Development Costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other product development costs are charged to operations as incurred. Included in other assets as of March 25, 2006 and March 26, 2005 were capitalized pre-production costs of $5 and $115, respectively.
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
Stock-based Compensation During the first quarter of fiscal year 2004, the Company adopted Statement of Financial Accounting Standards (FAS) No. 148 (“FAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123. The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of FAS No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	Years Ended
(In thousands except per share data)	March 25, 2006	March 26, 2005

Net (loss) income, as reported	$(961)	$612
Deduct:
Stock-based compensation expense included in reported net (loss) income	—	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards, net of income tax expense	(123)	(233)

Pro forma net (loss) income	$(1,084)	$379

Net (loss) earnings per share – Basic:
As reported	$(0.20)	$0.13
Pro forma	(0.23)	0.08
Net (loss) earnings per share – Diluted:
As reported	(0.20)	0.13
Pro forma	(0.23)	0.08
For purposes of computing pro-forma consolidated net (loss) income, the fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated below:

Years Ended	March 25, 2006	March 26, 2005

Expected life of options	4 years	4 years
Expected life of purchase rights	6 mos	6 mos
Annualized volatility	79%	119%
Risk-free interest rate	3.77% to 4.72%	3.71% to 4.17%
Dividend yield	Zero	Zero
Discontinued Operations In the first quarter of 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53 in connection with the sale. The sales price was $300. The Company received a $50 cash payment from the buyer and a $250 note receivable with $50 due in May 2004 and quarterly installments of $25 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note was secured by collateral and in management’s opinion this collateral deteriorated during the year. Accordingly, the Company considers the note receivable to be impaired and has recorded a provision of loss of $250 through discontinued operations in the 2005 fiscal year. During 2005, the Company recorded additional $60 in expenses for discontinued operations associated with the partial abandonment of the leased Fremont facilities. Included in this lease is 7,727 square feet the use of which the Company effectively abandoned upon sale of Dymatix on March 26, 2004. The Company has increased the estimated time to market these facilities to a sub-tenant. As of March 25, 2006 and March 26, 2005, the Company has an accrued loss of $161 and $174, respectively, net of future estimated sub-lease rental income, for future lease expense.
Income (Loss) Per Share Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options using the treasury method. Antidilutive options are not included in the computation of diluted earnings per share.
Comprehensive Income (Loss) There are no items of other comprehensive income (loss), other than net income (loss).
Financial Instruments and Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company’s cash equivalents consist principally of overnight deposits and money market funds. Cash and cash equivalents are held in recognized depository institutions. At March 25, 2006 and March 26, 2005, the Company had deposits in excess of federally insured limits. The Company has not incurred losses on these deposits to date and does not expect to incur any losses based on the credit ratings of the financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security.
Fair Value of Financial Instruments The carrying amount for the Company’s cash equivalents, trade accounts receivable and accounts payable approximates fair market value because of the short maturity of these financial instruments.
Recently Issued Accounting Standards In December 2004, the FASB issued Statement Number 123 (revised 2004) (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options, granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of 123 (R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, March 25, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.
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
Recent Accounting Pronouncements On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment. (SFAS 123R”). The Company is currently evaluating the available transition alternatives of FSP 123R-3. The Company does not believe the adoption of this FSP 123R-3 will have a material impact on its financial position, results of operations or cash flows.
2 Cash Equivalents
     Cash equivalents of $2,092 and $1,320 at March 25, 2006 and March 26, 2005 respectively, consist of overnight deposits and money market funds.

3 Inventories
     Inventories consist of the following:

(In thousands)	March 25, 2006	March 26, 2005

Raw materials	$3,025	$3,702
Work-in-progress	1,309	1,925
Finished goods	246	393
Demonstration inventory	233	237

	$4,813	$6,257

4 Selling Expenses
     Selling expenses consist primarily of commissions paid to various marketing agencies. Commission expense totaled $1,228 and $1,244 for fiscal 2006 and 2005, respectively. Advertising costs, which are expensed as incurred, totaled $38 and $92 for fiscal 2006 and 2005, respectively.
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
     The accounting policies for the segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes. Segment net sales include sales to external customers. Segment pre-tax income (loss) includes an allocation for corporate expenses, and interest expense on borrowings from Corporate. Corporate expenses are allocated to the reportable segments based principally on full time equivalent headcount. Interest expense is charged at approximately prime, which is currently 7.50%. Inter-segment activities are eliminated in consolidation. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses and other long-term assets. The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller. During the periods reported there were no significant inter-segment sales or transfers.
     The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different marketing strategies. All of the businesses except for
Giga-tronics Instrument Division were acquired. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment. The tables below present information for the fiscal years ended in 2006 and 2005.

March 25, 2006 (In thousands):	Instrument Division	ASCOR	Microsource	Corporate	Total

Revenue	$9,628	$4,559	$6,433	$—	$20,620
Interest income	8	3	11	1,116	1,138
Interest expense	(258)	(40)	(806)	(2)	(1,106)
Depreciation and amortization	280	38	134	—	452
(Loss) income from continuing operations before income taxes	(1,092)	(350)	(639)	1,097	(984)
Assets	4,417	2,262	4,950	717	12,346

March 26, 2005 (In thousands):	Instrument Division	ASCOR	Microsource	Corporate	Total

Revenue	$12,449	$3,821	$5,207	$—	$21,477
Interest income	3	2	—	903	908
Interest expense	(226)	(27)	(645)	(10)	(908)
Depreciation and amortization	432	58	268	—	758
Income (loss) from continuing operations before income taxes	791	(105)	(1,003)	1,166	849
Assets	5,328	2,427	4,449	757	12,961
     The Company’s Giga-tronics Instrument Division, ASCOR, and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers. In fiscal 2006 and 2005, U.S. government and U.S. defense-related customers accounted for 27% and 34% of sales, respectively. During fiscal 2006, an electronic instrument manufacturer accounted for 16% of the Company’s consolidated revenues and 15% of accounts receivable at March 25, 2006. During fiscal 2005, this electronic instrument manufacturer accounted for 9% of the Company’s consolidated revenues and 19% of accounts receivables at March 26, 2005.
     Export sales accounted for 44% and 29% of the Company’s sales in fiscal 2006 and 2005, respectively. Export sales by geographical area are shown below:

(In thousands)	March 25, 2006	March 26, 2005

Americas	$104	$225
Europe	4,191	2,473
Asia	1,950	1,935
Rest of world	2,826	1,488

	$9,071	$6,121

6 Earnings (loss) per Share
     Net (loss) income and shares used in per share computations for the years ended March 25, 2006 and March 26, 2005 are as follows:

(In thousands except per share data)	March 25, 2006	March 26, 2005

Net (loss) income	$(961)	$612
Weighted average:
Common shares outstanding	4,782	4,725
Potential common shares	—	16
Common shares assuming dilution	4,782	4,741
Net (loss) earnings per share of common stock	$(0.20)	$0.13
Net (loss) earnings per share of common stock assuming dilution	$(0.20)	$0.13
Stock options not included in computation	439	575
     The number of stock options not included in the computation of diluted earnings per share (EPS) for the period ended March 25, 2006 is a result of the Company’s loss from continuing operations and, therefore, all of the options are antidilutive. The number of stock options not included in the computation of diluted EPS for the period ended March 26, 2005 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.

7 Income Taxes
     Following are the components of the provision for income taxes:

Years ended (in thousands)	March 25, 2006	March 26, 2005

Current
Federal	$—	$—
State	4	4

	4	4

Deferred
Federal	—	—
State	—	—

	—	—

Provision for income taxes	$4	$4

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Years ended (in thousands)	March 25, 2006	March 26, 2005

Current tax assets, net	$—	$—
Noncurrent tax assets, net	—	—

	$—	$—

Future state tax effect	$(597)	$(730)
Allowance for doubtful accounts	27	33
Fixed assets depreciation	151	84
Inventory reserves and additional costs capitalized	2,515	2,635
Accrued vacation	133	115
Accrued warranty	107	162
Other accrued liabilities	155	161
Deferred rent	159	132
Net operating loss carryforwards	14,083	13,919
Income tax credits	2,293	2,366
Valuation allowances	(19,026)	(18,877)

	$—	$—

     The effective income tax expense differs from the amount computed by multiplying the statutory federal income tax by the income before income tax expense due to the following:

Years ended
(In thousands except percentages)	March 25, 2006		March 26, 2005

Statutory federal income tax expense (benefit)	$(335)	(34.0)%	$209	34.0%
Valuation allowance	149	15.2	2,437	395.6
Net operating loss generated from dissolution of subsidiaries	—	—	(2,947)	(478.4)
Expiration of net operating losses	437	44.5	406	65.9
State income tax, net of federal benefit	(57)	(5.8)	36	5.8
Non-tax deductible expenses	3	.3	—	—
Income tax credits	(142)	(14.4)	(218)	(35.4)
Other	(51)	(5.2)	81	13.2

Effective income tax expense	$4	.4%	$4	.7%

     The change in valuation allowance from March 26, 2005 to March 25, 2006 was $149. The change in valuation allowance from March 27, 2004 to March 26, 2005 was $2,437.
     As of March 25, 2006 and March 26, 2005, the Company had pre-tax federal and state net operating loss carryforwards of $38,182 and $18,863 and $37,854 and $18,061, respectively, available to reduce future taxable income. The federal and state net operating loss carryforwards begin to expire from fiscal 2007 through 2026 and from fiscal 2007 through 2016, respectively. $14,665 and $1,310 of federal and state net operating loss carryforwards are subject to an annual IRC 382 limitation of approximately $100. At March 25, 2006, the accumulated IRC 382 losses available for use are approximately $559. The federal and state income tax credits begin to expire from fiscal 2020 through 2025 and from fiscal 2009 through 2010, respectively. Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.
     During 2004, the Company liquidated two subsidiaries, Ultracision and Viking, in connection with the sale of its Dymatix Division, resulting in additional pre-tax net operating losses of $7,400.
     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will realize benefits of these deductible differences as of March 26, 2006.
8 Stock Options and Employee Benefit Plans
Stock Option Plans The Company established a 1990 Stock Option Plan which provided for the granting of options for up to 700,000 shares of common stock. The Company established the 2000 Stock Option Plan, which provides for the granting of options for up to 700,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Options granted vest in one or more installments, ranging from 2002 to 2009 and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights, (SAR) which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 25, 2006, no SAR’s have been granted under the option plan. As of March 25, 2006, the total number of shares of common stock available for issuance is 176,900 under the 1990 and 2000 stock option plans. All outstanding options have a term of five years.
     Following is a summary of stock option activity:

	Options	Total Options	Weighted Average
	Exercisable	Outstanding	Fair Value

Outstanding as of March 27, 2004	168,926	556,100	$3.382

Exercised		(3,750)	1.220
Forfeited		(84,250)	4.028
Granted		180,000	2.584

Outstanding as of March 26, 2005	239,013	648,100	$3.089

Exercised		(80,375)	3.074
Forfeited		(128,750)	4.884
Granted		—	—

Outstanding as of March 25, 2006	203,475	438,975	$2.565

     Following is a summary of stock options outstanding and exercisable:

Options Outstanding and Exercisable as of March 25, 2006, by Price Range
		Weighted Average	Weighted	Number	Weighted
	Total Options	Remaining	Average	of Options	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

From $1.22 to $1.96	55,250	2.24	$1.83	21,750	$1.71
From $2.29 to $3.11	358,725	2.91	2.51	156,725	2.56
From $4.87 to $5.18	25,000	.18	4.93	25,000	4.93

From $1.22 to $5.18	438,975	2.67	$2.57	203,475	$2.76

Employee Stock Purchase Plan Under the Company’s Employee Stock Purchase Plan (the Purchase Plan), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of March 25, 2006, 56,631 shares remain available for issuance under the Purchase Plan. There were no purchase rights granted in fiscal 2006 and 2005.
401(k) Plans The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans up to 20% of their defined compensation. The Company is required to match a percentage of the participants’ contributions in accordance with the plan. Participants vest ratably in Company contributions over a four-year period. Company contributions to the plans for fiscal 2006 and 2005 were approximately $24 and $25, respectively.
9 Commitments
     The Company leases a 47,397 square foot facility located in San Ramon, California, under a twelve-year lease that commenced in April 1994 and was amended in July 2005. The Company leases a 33,439 square foot facility located in Santa Rosa, California, under a twenty-year lease that commenced in July 1993 and was amended in April 2003. The amendment resulted in a reduction of lease space and monthly lease costs.
     The Company leases an 18,756 square foot facility located in Fremont, California, under a ten-year lease that commenced in July 1999 and was amended in May 2003. The amendment resulted in a reduction of lease space and monthly lease costs. Included in this lease is 7,727 square feet the use of which the Company effectively abandoned upon sale of Dymatix on March 26, 2004. As of March 25, 2006 and March 26, 2005, the Company has an accrued loss of $161 and $174, respectively, net of future estimated sub-lease rental income, for future lease expense.
     These facilities accommodate all of the Company’s present operations. The Company also has acquired equipment under capital and leases other equipment under operating leases. The future minimum lease payments for operating equipment and facility leases are shown below:

Fiscal years (in thousands)

2007	$1,090
2008	1,217
2009	1,227
2010	1,036
2011	971
Thereafter	2,889

$8,430

     The aggregate rental expense was $1,335 and $1,262 in fiscal 2006 and 2005, respectively.
     The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 25, 2006, total non-cancelable purchase orders were approximately $585 through fiscal 2007 and $40 beyond fiscal 2007 and were scheduled to be delivered to the Company at various dates through March 2011.

10 Warranty Obligations
     The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	March 25, 2006	March 26, 2005
Balance at beginning of year	$378	$548
Provision for current year sales	159	122
Warranty costs incurred	(287)	(292)

Balance at end of year	$250	$378

11 Line of Credit
     On June 20, 2005, the Company executed a commitment letter with a financial institution for a secured revolving line of credit for $2,500. The maximum amount that can be borrowed is limited to 80% of trade receivables, plus 25% of raw material and finished goods inventory up to $500. Interest is payable at prime plus 1%. The Company is required to comply with certain financial covenants under the arrangement. As of March 25, 2006, this credit line has not been utilized by the Company. It expires June 19, 2006. The Company is in compliance with the covenants relating to the line of credit as of March 25, 2006.

R E P O R T  O F  I N D E P E N D E N T  R E G I S T E R E D  P U B L I C  A C C O U N T I N G  F I R M
The Board of Directors and Shareholders
Giga-tronics Incorporated
We have audited the accompanying consolidated balance sheet of Giga-tronics Incorporated and subsidiaries (the Company) as of March 25, 2006 and March 26, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated and subsidiaries as of March 25, 2006 and March 26, 2005, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Perry-Smith LLP
Sacramento, California
May 30, 2006

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES .
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
     A letter from KPMG LLP was previously filed as Exhibit 16 to the registrant’s Current Report on Form 8-K filed on June 24, 2004, and is incorporated by reference as Exhibit 16 to this Form 10-KSB.
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

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     Information regarding directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2006.

GIGA-TRONICS INCORPORATED
EXECUTIVE OFFICERS

Name	Age	Position
George H. Bruns, Jr.	87	Chairman of the Board and a Director of the Company. Chief Executive Officer from January 1995 to April 2006. He provided seed financing for the Company in 1980 and has been a Director since inception. Mr. Bruns is General Partner of The Bruns Company, a private venture investment and management consulting firm. Mr. Bruns is a Director of Testronics, Inc. of McKinney, Texas.

John R. Regazzi	51	Chief Executive Officer and a Director of the Company since April 2006. Mr. Regazzi had been President and General Manager of Instrument Division since September 2005, and prior to that, was Vice President of Operations for Instrument Division from October 2004 through September 2005. Prior to that, he was Vice President of Engineering for Instrument Division from June 2001 through October 2004. Previous experience includes 22 years at Hewlett Packard and Agilent Technologies in various design and management positions associated with their microwave sweeper and synthesizer product lines. His final position at Agilent Technologies was as a senior engineering manager.

Mark H. Cosmez II	54	Vice President, Finance/Chief Financial Officer and Secretary of Giga-tronics, Inc. since October 1997. Before joining Giga-tronics, Mr. Cosmez was the Chief Financial Officer for Pacific Bell Public Communications. Prior to 1997, he was the Vice President of Finance and Chief Financial Officer for International Microcomputer Software Inc., a NASDAQ-traded software company.

Jeffrey T. Lum	60	President of ASCOR, Inc. since November 1987. Mr. Lum founded ASCOR in 1987 and has been President since inception. Mr. Lum was a founder and Vice President of Autek Systems Corporation, a manufacturer of precision waveform analyzers. Mr. Lum is on the Board of Directors for the Santa Clara Aquamaids, a non-profit organization dedicated to advancing athletes in synchronized swimming to the Olympics games.

Daniel S. Markowitz	55	President of Microsource, Inc. since 2003. Prior to that, President of Dymatix, a subsidiary of Giga-tronics, Inc., and its Ultracision and Viking predecessors from 1996 through 2003. General Manager of Mar Engineering from 1993 to 1996. Prior to that, some 20 years of varied positions in the aerospace industry.

ITEM 10. EXECUTIVE COMPENSATION
     Information regarding the Company’s compensation of its executive officers is set forth under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2006.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of its Proxy Statement for the 2006 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2006 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2006.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference.
ITEM 13. EXHIBITS
     Reference is made to the Exhibit Index which is found on page 43 of this Annual Report on Form 10-KSB.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Perry-Smith LLP served as Giga-tronics’ independent auditors for the fiscal year ended March 25, 2006.
Audit Fees
     Perry-Smith LLP’s fee for audit services for fiscal 2006 were $151,000, and for fiscal 2005 were $144,000.
Audit-Related Fees
     There were no Perry-Smith LLP fees for audit-related services in fiscal 2006, or 2005.
Tax Fees
     There were no Perry-Smith LLP fees for tax services for fiscal 2006, or 2005
All Other Fees
     We did not incur any fees payable to Perry-Smith LLP for other professional services in fiscal 2006, or 2005.
Audit Committee Pre-Approval Policy
     Our Audit Committee has not pre-approved any type or amount of non-audit services by the independent accountants.

SIGNATURES
     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

By	/s/ JOHN R. REGAZZI

John R. Regazzi
Chief Executive Officer
     In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GEORGE H. BRUNS, JR. George H. Bruns, Jr.	Chairman of the Board	5/30/06 (Date)

/s/ JOHN R. REGAZZI John R. Regazzi	Chief Executive Officer Principal Executive Officer	5/30/06 (Date)

/s/ MARK H. COSMEZ II Mark H. Cosmez II	Vice President, Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)	5/30/06 (Date)

/s/ JAMES A. COLE James A. Cole	Director	5/30/06 (Date)

/s/ KENNETH A. HARVEY Kenneth A. Harvey	Director	5/30/06 (Date)

/s/ ROBERT C. WILSON Robert C. Wilson	Director	5/30/06 (Date)

/s/ GARRETT A. GARRETTSON Garrett A. Garretson	Director	6/01/06 (Date)

GIGA-TRONICS INCORPORATED
INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.

3.2	By-laws of Registrant, as amended, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 28, 1998, and incorporated herein by reference.

10.1	1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on November 3, 1997 as Exhibit 99.1 to Form S-8 (33-39403) and incorporated herein by reference.*

10.2	Standard form Indemnification Agreement for Directors and Officers, previously filed on June 21, 1999, as Exhibit 10.2 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.*

10.3	Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as Exhibit 10.12 to Form 10-K for the fiscal year ended March 26, 1994 and incorporated herein by reference.

10.4	Employee Stock Purchase Plan, previously filed on August 29, 1997, as Exhibit 99.1 to Form S-8 (33-34719), and incorporated herein by reference.*

10.5	2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference.*

10.6	Amendment No. 1 to Employee Stock Purchase Plan, previously filed on September 24, 2001, as Exhibit 99.1 to Form S-8 (33-69688), and incorporated herein by reference.*

16	Letter from KPMG LLP dated June 24, 2004, previously filed as Exhibit 16 to Current Report on Form 8-K filed June 24, 2004 and incorporated herein by reference.

21	Significant Subsidiaries. (See page 44 of this Annual Report on Form 10-KSB.)

23.1	Consent of Independent Registered Public Accounting Firm Perry-Smith LLP. (See page 45 of this Annual Report on Form 10-KSB.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act. (See page 46 of this Annual Report on Form 10-KSB.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act. (See page 47 of this Annual Report on Form 10-KSB.)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act. (See page 48 of this Annual Report on Form 10-KSB.)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act. (See page 49 of this Annual Report on Form 10-KSB.)

*	Management contract or compensatory plan or arrangement.