Form 10QSB
period 2006-06-24
GIGA TRONICS INC
filed 2006-08-04
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 24, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
N/A
(Former name, former address an former fiscal year, if changed since last report)
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
Common stock outstanding as of August 3, 2006: 4,809,021 shares
Transitional Small Business Disclosure Format (Check one)      Yes ☐           No ☑

GIGA-TRONICS INCORPORATED

Item 1
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	June 24, 2006	March 25, 2006
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,726	$3,412
Notes receivable	14	3
Trade accounts receivable, net	1,734	3,435
Inventories	5,066	4,813
Prepaid expenses and other assets	255	219

Total current assets	10,795	11,882

Property and equipment, net	412	337
Other assets	113	127

Total assets	$11,320	$12,346

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,099	$870
Accrued commissions	108	171
Accrued payroll and benefits	742	781
Accrued warranty	244	250
Customer advances	465	521
Other current liabilities	389	433

Total current liabilities	3,047	3,026
Deferred rent	198	222

Total liabilities	3,245	3,248

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at June 24, 2006 and March 25, 2006	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,809,021 shares at June 24, 2006 and March 25, 2006 issued and outstanding	13,007	13,003
Accumulated deficit	(4,932)	(3,905)

Total shareholders’ equity	8,075	9,098

Total liabilities and shareholders’ equity	$11,320	$12,346

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In thousands except per share data)	June 24, 2006	June 25, 2005
(Unaudited)
Net sales	$3,386	$5,783

Cost of sales	2,187	3,138

Gross profit	1,199	2,645

Product development	961	966
Selling, general and administrative	1,297	1,453

Operating expenses	2,258	2,419

Operating (loss) income	(1,059)	226

Interest income, net	29	5

(Loss) income from continuing operations before income taxes	(1,030)	231
Provision for income taxes	—	4

(Loss) income from continuing operations	(1,030)	227
Income on discontinued operations, net of income taxes	3	6

Net (loss) income	$(1,027)	$233

Basic net (loss) income per share:
From continuing operations	$(0.21)	$0.05
On discontinued operations	(0.00)	0.00

Basic net (loss) income per share	$(0.21)	$0.05

Diluted net (loss) income per share:
From continuing operations	$(0.21)	$0.05
On discontinued operations	(0.00)	0.00

Diluted net (loss) income per share	$(0.21)	$0.05

Shares used in per share calculation:
Basic	4,809	4,731

Dilutive	4,809	4,912

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	June 24, 2006	June 25, 2005
(Unaudited)
Cash flows from operations:
Net (loss) income	$(1,027)	$233
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	69	141
Equity based compensation	4	—
Changes in operating assets and liabilities	1,436	(195)

Net cash provided by operations	482	179

Cash flows from investing activities:
Proceeds from sale of equipment	2	—
Purchases of property and equipment	(146)	(49)

Net cash used in investing activities	(144)	(49)

Cash flows from financing activities:
Issuance of common stock	—	15
Payments on capital lease obligations	(24)	(18)

Net cash used in financing activities	(24)	(3)

Increase in cash and cash equivalents	314	127
Cash and cash equivalents at beginning of period	3,412	2,540

Cash and cash equivalents at end of period	$3,726	$2,667

Supplementary disclosure of cash flow information:
(1)	No cash was paid for income taxes and interest in the three month periods ended June 24, 2006 and June 25, 2005.
See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Giga-tronics (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended March 25, 2006.
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
(4) Inventories
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (FAS 151). FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, FAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. The Company adopted FAS 151 effective March 26, 2006, which did not have a material impact on the Company’s financial statements and related disclosures.

(In thousands)	June 24, 2006	March 25, 2006

Raw materials	$3,007	$3,025
Work-in-progress	1,589	1,309
Finished goods	244	246
Demonstration inventory	226	233

Total inventory	$5,066	$4,813

(5) Earnings Per Share
Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share (EPS) reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options’ exercise price was above the average market price during the period. The shares used in per share computations are as follows:

	Three Months Ended
(In thousands except per share data)	June 24, 2006	June 25, 2005

Net (loss) income	$(1,027)	$233

Weighted average:
Common shares outstanding	4,809	4,731
Potential common shares	—	181

Common shares assuming dilution	4,809	4,912

Net (loss) income per share of common stock	$(0.21)	$0.05
Net (loss) income per share of common stock assuming dilution	(0.21)	0.05
Stock options not included in computation	467	124
The number of stock options not included in the computation of diluted EPS for the three month period ended June 24, 2006 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. The number of stock options not included in the computation of diluted EPS for the three month period ended June 25, 2005 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The weighted average exercise price of excluded options was $2.46 and $5.32 as of June 24, 2006 and June 25, 2005, respectively.
(6) Stock Based Compensation
The Company established a 2005 Equity Incentive Plan which provided for the granting of options for up to 700,000 shares of Common Stock. Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were 60,000 grants made in the first quarter of fiscal 2007 and no grants in the same quarter for fiscal 2006. Results for prior periods have not been restated. Prior to March 26, 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”). No stock-based compensation cost is reflected in net income prior to March 26, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123(R), the Company’s loss before provision for income taxes and net income for the three months ended June 24, 2006 was $4,000 higher than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the quarter ended June 24, 2006 would have been $0.21 without the adoption of SFAS 123(R) compared to $0.21 as reported.
SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company, for the three months ended June 24, 2006.
In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Three Months Ended
June 24, 2006
Dividend yield	None
Expected volatility	.51%
Risk-free interest rate	4.73%
Expected term (years)	5
The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.
A summary of the changes in stock options outstanding for the three months ended June 24, 2006 is presented below:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual Term	Aggregate
	Shares	Price	(Years)	Intrinsic Value
Outstanding at March 25, 2006	438,975	$2.57	2.7	$122,173
Granted	60,000	2.65
Exercised	—	—
Forfeited/Expired	32,250	4.31

Outstanding at June 24, 2006	466,725	$2.46	2.9	$5,800

Exercisable at June 24, 2006	185,350	$2.48	2.1	$4,350

The weighted average grant date fair value of options granted during the three month period ended June 24, 2006 was $2.65. There was no intrinsic value of options exercised during the three month period ended June 24, 2006.
As of June 24, 2006, there was $40,000 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of one year. The total fair value of options vested during the three month period ended June 24, 2006 was $1,600. No cash was received from stock option exercises for the three month period ended June 24, 2006.
The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to the Company’s stock option plans for the quarter ended June 25, 2005.

Three Months
Ended
(In thousands except per share data)	June 25, 2005

Net income, as reported	$233
Deduct:
Stock-based compensation expense included in reported net income	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(42)

Pro forma net income	$191

Net income per share – basic:
As reported	$0.05
Pro forma	0.04
Net income per share – diluted:
As reported	0.05
Pro forma	0.04
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
     Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	June 24, 2006		June 25, 2005
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Instrument Division	$1,770	$(638)	$2,878	$49
ASCOR	602	(279)	1,277	32
Microsource	1,014	(447)	1,628	(104)
Corporate	—	334	—	254

Total	$3,386	$(1,030)	$5,783	$231

(8) Warranty Obligations
The Company’s warranty policy generally provides four years for the 2400 family of Microwave Synthesizers and one year for all other products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available.

The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended
(In thousands)	June 24, 2006	June 25, 2005

Balance at beginning of quarter	$250	$378
Provision for current quarter sales	42	75
Warranty costs incurred and adjustments	(48)	(108)

Balance at end of quarter	$244	$345

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
Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market. While the Company has seen some improvement in its international defense business, domestic spending remains sporadic. The commercial business environment has shown some improvement; however, commercial orders for the year declined slightly due to delays in new product introductions.
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
In an effort to improve results and make optimal use of its resources, Giga-tronics intends to take additional steps to restructure the company. The Company will continue to consolidate operations and functions among its divisions as the Company has done with sales and marketing. Further integration of product development efforts should enable Giga-tronics to achieve a better return on its substantial investment in R&D. New development programs will focus more on commercial products to reduce the Company’s dependence on the domestic defense sector. Giga-tronics will look for any available opportunities to operate more efficiently and with greater focus on customer needs. The Company hopes to accomplish these changes in a business-like manner that is not overly disruptive to its very talented work force yet is decisive enough to yield meaningful improvements to the bottom line.
While the management at Microsource estimates that prospects for new orders will improve in this new fiscal year, its short-term growth will be limited as to customer delivery schedules associated with this new business.
Results of Operations
New orders received from continuing operations in the first quarter of fiscal 2007 decreased 47% to $2,933,000 from the $5,493,000 received in the first quarter of fiscal 2006. New orders decreased primarily due to a decline in new military orders.

New Orders
		Three Months Ended
(Dollars in thousands)	June 24, 2006	% change	June 25, 2005
Instrument Division	$1,898	(31%)	$2,755
ASCOR	671	(65%)	1,915
Microsource	364	(56%)	823

Total new orders	$2,933	(47%)	$5,493

All three divisions experienced a decrease in new orders due to a decrease in military demand in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.
The following table shows order backlog and related information at the end of the respective periods.

	Three Months Ended
(Dollars in thousands)	June 24, 2006	% change	June 25, 2005
Backlog of unfilled orders	$9,876	(36%)	$15,502
Backlog of unfilled orders shippable within one year	5,756	(30%)	8,216
Previous fiscal year (FY) quarter end backlog reclassified during quarter as shippable later than one year	64	392%	13
Net cancellations during quarter of previous FY quarter end one year backlog	38	100%	—
Backlog at the end of the first quarter 2007 decreased 36% from the same quarter end last year primarily due to the decline in orders discussed above.
The allocation of net sales was as follows for the periods shown:

Allocation of Net Sales
	Three Months Ended
(Dollars in thousands)	June 24, 2006	% change	June 25, 2005
Instrument Division	$1,770	(39%)	$2,878
ASCOR	602	(53%)	1,277
Microsource	1,014	(38%)	1,628

Total net sales	$3,386	(42%)	$5,783

     Fiscal 2007 first quarter net sales from continuing operations were $3,386,000, a 42% decrease from the $5,783,000 in the first quarter of fiscal 2006. The decrease in sales for all three divisions was primarily due to lower deliveries in the commercial market. Sales at the Instrument Division declined 39% or $1,108,000, ASCOR sales decreased 53% or $675,000 and sales at Microsource decreased 38% or $614,000 during the first quarter of fiscal 2007 versus the first quarter of fiscal 2006.
     Cost of sales were as follows for the periods shown:

Cost of Sales
	Three Months Ended
(Dollars in thousands)	June 24, 2006	% change	June 25, 2005
Cost of sales	$2,187	(30%)	$3,138
In the first quarter of fiscal 2007, cost of sales decreased 30% to $2,187,000 from $3,138,000 for the same period last year. This decline is primarily attributable to the reduced shipment levels, partially offset by a relatively higher percentage of fixed costs associated with this lower shipment level.

Operating expenses were as follows for the periods shown:

Operating Expenses
	Three Months Ended
(Dollars in thousands)	June 24, 2006	% change	June 25, 2005
Product development	$961	(1%)	$966
Selling, general and administrative	1,297	(11%)	1,453

Total operating expenses	$2,258	(7%)	$2,419

Operating expenses decreased 7% or $161,000 in the first quarter of fiscal 2007 over fiscal 2006 due to decreases of $156,000 in selling, general and administrative expenses and $5,000 in product development expenses. Product development costs remained flat for the three months ended June 24, 2006 as compared to the same period in the prior year. Selling, general and administrative expenses decreased 11% or $156,000 for the first quarter of fiscal year 2007 compared to the prior year. The decrease is a result of $249,000 less in commission expense offset by higher marketing expenses of $63,000 and higher administrative expenses of $30,000.
Giga-tronics recorded a net loss of $1,027,000 or $0.21 per fully diluted share for the first quarter of fiscal 2007 versus a net profit of $233,000 or $0.05 per fully diluted share in the same period last year. A $4,000 provision for income taxes was incurred in the first quarter of fiscal 2006.
Financial Condition and Liquidity
As of June 24, 2006, Giga-tronics had $3,726,000 in cash and cash equivalents, compared to $3,412,000 as of March 25, 2006.
Working capital for the first quarter end of fiscal 2007 was $7,748,000 compared to $9,673,000 at the same quarter end last year. The decrease in working capital at the first quarter end of fiscal 2007 versus fiscal 2006 was primarily due to a decrease in trade accounts receivable and inventories partially offset by an increase in cash.
The Company’s current ratio (current assets divided by current liabilities) at June 24, 2006 was 3.54 compared to 4.0 on June 25, 2005.
Cash provided by operations amounted to $482,000 in the first quarter of fiscal 2007. Cash provided by operations amounted to $179,000 in the first quarter of fiscal 2006. Cash provided by operations in the first quarter of fiscal 2007 is primarily attributed to the decrease in trade accounts receivable and inventories offset by the operating loss in the quarter. Cash provided by operations in the first quarter of fiscal 2006 is primarily attributed to the operating profit in the quarter and the net change in operating assets and liabilities.
Additions to property and equipment were $146,000 in the first quarter of 2007 compared to $49,000 for the same period last year. The increase in capital equipment spending in fiscal 2007 was due to an upgrade of capital equipment enabling the manufacture of new products being released.
On June 19, 2006, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowings under this line of credit during the period ended June 24, 2006. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.
Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of June 24, 2006. Management has, therefore, established a valuation allowance against its net deferred tax assets as of June 24, 2006.
Recent Accounting Pronouncements
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”). The Company is currently evaluating the available transition alternatives of FSP 123R-3. The Company does not believe the adoption of this FSP 123R-3 will have a material impact on its financial position, results of operations or cash flows.
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

Part II — OTHER INFORMATION
Item 1
Legal Proceedings
As of August 3, 2006, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 3, 2006	/s/ JOHN R. REGAZZI

John R. Regazzi President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2006	/s/ MARK H. COSMEZ II

Mark H. Cosmez II Vice President, Finance/ Chief Financial Officer and Secretary (Principal Accounting Officer)

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.