Form 10QSB
period 2006-09-30
GIGA TRONICS INC
filed 2006-11-03
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
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
Common stock outstanding as of November 3, 2006: 4,809,021 shares
Transitional Small Business Disclosure Format (Check one)     Yes ☐ No ☑

GIGA-TRONICS INCORPORATED

Part I — FINANCIAL INFORMATION
Item 1
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	September 30, 2006	March 25, 2006
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,286	$3,412
Notes receivable	—	3
Trade accounts receivable, net	1,557	3,435
Inventories	5,767	4,813
Prepaid expenses and other assets	260	219

Total current assets	10,870	11,882

Property and equipment, net	375	337
Other assets	103	127

Total assets	$11,348	$12,346

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,019	$870
Accrued commissions	117	171
Accrued payroll and benefits	733	781
Accrued warranty	190	250
Customer advances	997	521
Other current liabilities	379	433

Total current liabilities	3,435	3,026
Deferred rent	173	222

Total liabilities	3,608	3,248

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at September 30, 2006 and March 25, 2006	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,809,021 shares at September 30, 2006 and March 25, 2006 issued and outstanding	13,075	13,003
Accumulated deficit	(5,335)	(3,905)

Total shareholders’ equity	7,740	9,098

Total liabilities and shareholders’ equity	$11,348	$12,346

See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
(Unaudited)
Net sales	$3,934	$3,614	$7,320	$9,397

Cost of sales	2,077	2,391	4,264	5,529

Gross profit	1,857	1,223	3,056	3,868

Product development	938	1,043	1,899	2,009
Selling, general and administrative	1,368	1,331	2,665	2,784

Operating expenses	2,306	2,374	4,564	4,793

Operating loss	(449)	(1,151)	(1,508)	(925)

Interest income, net	37	9	66	14

Loss from continuing operations before income taxes	(412)	(1,142)	(1,442)	(911)
Provision for income taxes	1	—	1	4

Loss from continuing operations	(413)	(1,142)	(1,443)	(915)
Income from discontinued operations, net of income taxes	10	5	13	11

Net loss	$(403)	$(1,137)	$(1,430)	$(904)

Basic net loss per share:
From continuing operations	$(0.08)	$(0.24)	$(0.30)	$(0.19)
On discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Basic net loss per share	$(0.08)	$(0.24)	$(0.30)	$(0.19)

Diluted net loss per share:
From continuing operations	$(0.08)	$(0.24)	$(0.30)	$(0.19)
On discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Diluted net loss per share	$(0.08)	$(0.24)	$(0.30)	$(0.19)

Shares used in per share calculation:
Basic	4,809	4,778	4,809	4,755
Dilutive	4,809	4,778	4,809	4,755
See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In thousands)	September 30, 2006	September 24, 2005
(Unaudited)
Cash flows provided from operations:
Net loss	$(1,430)	$(904)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	124	266
Deferred rent	(49)	(42)
Equity based compensation	72	—
Changes in operating assets and liabilities	1,319	1,677

Net cash provided by operations	36	997

Cash flows from investing activities:
Proceeds from sales of equipment	2	—
Purchases of property and equipment	(164)	(66)

Net cash used in investing activities	(162)	(66)

Cash flows from financing activities:
Issuance of common stock	—	247

(Decrease) increase in cash and cash equivalents	(126)	1,178
Cash and cash equivalents at beginning of period	3,412	2,540

Cash and cash equivalents at end of period	$3,286	$3,718

Supplementary disclosure of cash flow information:
(1)	Cash paid for income taxes was $1 for the six month period ended September 30, 2006. Cash paid for income taxes was $4 for the six month period ended September 24, 2005.
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
(2) Discontinued Operations
In the first quarter of fiscal 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The sales price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note is secured by collateral and in management’s opinion the value of this collateral deteriorated during fiscal 2005. Accordingly, the Company considers the note receivable to be impaired and has recorded a provision for loss of $250,000 through discontinued operations in the 2005 fiscal year. During the six month period ended September 30, 2006, the Company has received payments of previously reserved receivables and has recorded $13,000 as income on discontinued operations.
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
(4) Inventories
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (FAS 151). FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, FAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which they are incurred. The Company adopted FAS 151 effective March 26, 2006, which did not have a material impact on the Company’s financial statements and related disclosures.

(In thousands)	September 30, 2006	March 25, 2006

Raw materials	$3,301	$3,025
Work-in-progress	1,835	1,309
Finished goods	368	246
Demonstration inventory	263	233

Total inventory	$5,767	$4,813

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
The number of stock options not included in the computation of diluted earnings per share (EPS) for the three and six month periods ended September 30, 2006 and September 24, 2005 are a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. Due to the Company’s net loss, there were no shares considered to be potentially issuable for the three and six month periods ended September 30, 2006 and September 24, 2005. Stock options not included in the computation or earnings per share totaled 698 and 537 with a weighted average exercise price of excluded options of $2.03 and $3.03 as of September 30, 2006 and September 24, 2005, respectively.
(6) Stock Based Compensation
The Company established a 2005 Equity Incentive Plan which provided for the granting of options for up to 700,000 shares of Common Stock. Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were 328,900 option grants made in the six month period ended September 30, 2006 and no grants were made in the same period in the prior year.
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
As a result of adopting SFAS 123(R), the Company’s loss before provision for income taxes and net income for the three and six month periods ended September 30, 2006 was $68,000 and $72,000, respectively, higher than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the quarter ended September 30, 2006 would have been $0.07 without the adoption of SFAS 123(R) compared to $0.08 as reported. Basic and diluted loss per share for the six months ended September 30, 2006 would have been $0.28 without the adoption of SFAS 123(R) compared to $0.30 as reported.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company for the three and six month periods ended September 30, 2006.
In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Three Months Ended
September 30, 2006
Dividend yield	None
Expected volatility	72.80%
Risk-free interest rate	4.97%
Expected term (years)	5
The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.
A summary of the changes in stock options outstanding for the six months ended September 30, 2006 is presented below:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding at March 25, 2006	438,975	$2.57	2.7	$122,173
Granted	328,900	1.64
Exercised	—	—
Forfeited/Expired	69,475	3.59

Outstanding at September 30, 2006	698,400	$2.03	3.6	$2,000

Exercisable at September 30, 2006	161,250	$2.33	2.2	$1,500

The weighted average grant date fair value of options granted during the six month period ended September 30, 2006 was $1.64. There was no intrinsic value of options exercised during the six month period ended September 30, 2006.
As of September 30, 2006, there was $419,000 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of one year. The total fair value of options vested during the three and six month periods ended September 30, 2006 were $16,000 and $25,000. No cash was received from stock option exercises for the three and six month periods ended September 30, 2006.
The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to the Company’s stock option plans for the three month and six month periods ended September 24, 2005.

	Three Months Ended	Six Months Ended
(In thousands except per share data)	September 24, 2005	September 24, 2005

Net loss, as reported	$(1,137)	$(904)
Deduct:
Stock-based compensation expense included in reported net income	—	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(29)	(71)

Pro forma net loss	$(1,166)	$(975)

Net loss per share – basic:
As reported	$(0.24)	$(0.19)
Pro forma	(0.24)	(0.21)
Net loss per share – diluted:
As reported	(0.24)	(0.19)
Pro forma	(0.24)	(0.21)
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
Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	September 30, 2006		September 24, 2005
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$1,606	$(615)	$1,428	$(724)
ASCOR	885	(122)	914	(221)
Microsource	1,443	77	1,272	(417)
Corporate	—	248	—	220

Total	$3,934	$(412)	$3,614	$(1,142)

	Six Months Ended
(In thousands)	September 30, 2006		September 24, 2005
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$3,376	$(1,253)	$4,306	$(675)
ASCOR	1,487	(401)	2,191	(189)
Microsource	2,457	(370)	2,900	(521)
Corporate	—	582	—	474

Total	$7,320	$(1,442)	$9,397	$(911)

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
The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005

Balance at beginning of period	$244	$345	$250	$378
(Reduction) provision, net	(26)	59	16	134
Warranty costs incurred	(28)	(101)	(76)	(209)

Balance at end of period	$190	$303	$190	$303

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
The forward-looking statements included in this report including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends” and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-KSB for the fiscal year ended March 25, 2006 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.
Overview
Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In 2006, our business consisted of four operating and reporting segments: Instrument Division, ASCOR, Microsource and Corporate.
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
The Company released the 2400B synthesizer (part of the 2400 family of products) during the 2006 fiscal year. These products are being accepted by the market and management believes there is significant room for growth. This release demonstrates the Company’s commitment to new product development.
In an effort to improve results and make optimal use of its resources, Giga-tronics intends to take additional steps to restructure the company. The Company will continue to consolidate operations and functions among its divisions as the Company has done with sales and marketing. Further integration of product development efforts should enable Giga-tronics to achieve a better return on its substantial investment in research and development (R&D). New development programs will focus more on commercial products to reduce the Company’s dependence on the domestic defense sector. Giga-tronics will look for any available opportunities to operate more efficiently and with greater focus on customer needs. The Company hopes to accomplish these changes in a business-like manner that is not overly disruptive to its very talented work force yet is decisive enough to yield meaningful improvements to the bottom line.
While the management at Microsource estimates that prospects for new orders will improve in this fiscal year, its short-term growth will be limited as to customer delivery schedules associated with this new business.
Results of Operations
New orders received from continuing operations in the second quarter of fiscal 2007 increased 215% to $5,812,000 from the $1,847,000 received in the second quarter of fiscal 2006. Orders received for the first half of fiscal 2007 increased 19% to $8,745,000 from $7,340,000 for the first half of fiscal 2006.

New orders by segment were as follows for the fiscal periods shown:

New Orders
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 30, 2006	% change	September 24, 2005	September 30, 2006	% change	September 24, 2005

Instrument Division	$2,169	58%	$1,376	$4,067	(2%)	$4,131
ASCOR	1,528	378%	320	2,199	(2%)	2,235

Microsource	2,115	1301%	151	2,479	155%	974

Total	$5,812	215%	$1,847	$8,745	19%	$7,340

Orders at the Instrument Division and ASCOR increased in the second quarter primarily due to an increase in military demand for its products. Orders at Microsource increased primarily due to an increase in commercial demand for its products.
The following table shows order backlog and related information at the end of the respective periods:

(Dollars in thousands)	September 30, 2006	% Change	September 24, 2005

Backlog of unfilled orders	$11,754	(14%)	$13,735
Backlog of unfilled orders shippable within one year	7,980	14%	7,014
Previous fiscal year (FY) quarter end backlog reclassified during year as shippable later than one year	175	(6%)	186

Net cancellations during year of previous FY quarter end one-year backlog	862	—	—
Backlog at the end of the second quarter 2007 decreased 14% as compared to the second quarter end 2006.
The allocation of net sales was as follows for the fiscal periods shown:

Allocation of Net Sales by Segment
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 30, 2006	% change	September 24, 2005	September 30, 2006	% change	September 24, 2005

Instrument Division	$1,606	12%	$1,428	$3,376	(22%)	$4,306
ASCOR	885	(3%)	914	1,487	(32%)	2,191
Microsource	1,443	13%	1,272	2,457	(15%)	2,900

Total	$3,934	9%	$3,614	$7,320	(22%)	$9,397

Fiscal 2007 second quarter net sales from continuing operations were $3,934,000, a 9% increase from the $3,614,000 in the second quarter of 2006. The increase in sales was primarily due to higher order levels. For the six months ended September 30, 2006 sales declined 22% to $7,320,000 from $9,397,000 for the same period in the prior year due to a decrease in orders in the first quarter. Sales at the Instrument Division and at Microsource improved in the second quarter due to increased deliveries for military orders recorded in current and preceding periods. Sales at ASCOR remained flat during the second quarter.
Cost of sales was as follows for the fiscal periods shown:

Cost of Sales
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 30, 2006	% change	September 24, 2005	September 30, 2006	% change	September 24, 2005

Cost of sales	$2,077	(13%)	$2,391	$4,264	(23%)	$5,529
In the second quarter of fiscal 2007, cost of sales from continuing operations decreased 13% to $2,077,000 from $2,391,000 for the same period last year. For the six months ended September 30, 2006, the cost of sales from continuing operations declined 23% to $4,264,000 from $5,529,000 for the similar period ending September 24, 2005. Both of these declines are primarily attributable to the lower material and labor costs.
Operating expenses were as follows for the fiscal periods shown:

Operating Expenses
	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 30, 2006	% change	September 24, 2005	September 30, 2006	% change	September 24, 2005

Product development	$938	(10%)	$1,043	$1,899	(5%)	$2,009
Selling, general and administrative	1,368	3%	1,331	2,665	(4%)	2,784

Total	$2,306	(3%)	$2,374	$4,564	(5%)	$4,793

Operating expenses from continuing operations decreased 3% or $68,000 in the second quarter of fiscal 2007 over 2006 due to a decrease of $105,000 in product development costs partially offset by an increase of $37,000 in selling, general and administrative expenses. Product development costs from continuing operations decreased 10% or $105,000 in the second quarter of fiscal 2007 primarily due to reduced consulting costs. Selling, general and administrative expenses from continuing operations increased 3% or $37,000 for the second quarter of fiscal year 2007 compared to the same period in the prior year. The increase is a result of higher marketing expenses of $70,000 and administrative expenses of $61,000, offset by lower commission expenses of $94,000 on lower commissionable sales for the quarter.
Operating expenses from continuing operations decreased 5% or $229,000 for the six months ended September 30, 2006 over the same period for the prior year due to a decrease of $110,000 in product development costs and a decrease of $119,000 in selling, general and administrative expenses. Product development costs from continuing operations decreased 5% or $110,000 for the six months ended September 30, 2006 primarily due to reduced consulting costs. Selling, general and administrative expenses from continuing operations decreased 4% or $119,000 for the six months ended September 30, 2006. The decrease is a result of lower commission expenses of $343,000 on lower commissionable sales for the quarter, offset by higher marketing expenses of $133,000 and administrative expenses of $91,000.
Giga-tronics recorded a net loss of $403,000 or $0.08 per fully diluted share for the second quarter of fiscal 2007 versus a net loss of $1,137,000 or $0.24 per fully diluted share in the same period last year. Giga-tronics recorded a net loss of $1,430,000 or $0.30 per fully diluted share for the first half of fiscal 2007 versus a net loss of $904,000 or $0.19 per fully diluted share in the same period last year.
Financial Condition and Liquidity
As of September 30, 2006, Giga-tronics had $3,286,000 in cash and cash equivalents, compared to $3,412,000 as of March 25, 2006.
Working capital at the end of the second quarter of fiscal 2007 was $7,435,000 compared to $8,864,000 at the end of second quarter 2006.
The Company’s current ratio (current assets divided by current liabilities) at September 30, 2006 was 3.2 compared to 3.7 on September 24, 2005.
Cash provided by operations amounted to $85,000 in the first half of fiscal 2007. Cash provided by operations amounted to $1,039,000 in the same period of fiscal 2006. Cash provided by operations in the first half of fiscal 2007 is primarily attributed to the net change in operating assets and liabilities offset by the operating loss in the year. Cash provided by operations in the first half of fiscal 2006 is primarily attributed to the net change in operating assets and liabilities offset by the operating loss in the year.

Additions to property and equipment were $164,000 in the first half of fiscal 2007 compared to $66,000 for the same period last year. The increase in capital equipment spending in fiscal 2007 was due to an upgrade of capital equipment enabling the manufacture of new products being released.
On June 19, 2006, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowings under this line of credit during the period ended September 30, 2006.
From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.
Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of September 30, 2006. Management has, therefore, established a valuation allowance against its net deferred tax assets as of September 30, 2006.
Recent Accounting Pronouncements
On September 13, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulleting are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal quarter ending after November 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.
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
Giga-tronics’ core business is test and measurement, as well as components for the wireless communications market, which continues to be soft. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due. If the commercial market should decline further, then shipments in the current year could fall short of plan resulting in a decline in earnings or further losses. Also, Giga-tronics has a significant number of defense-related orders. While Giga-tronics has seen some improvement in the defense sector, it is not significant enough to offset the decline in the commercial sector. If the defense market should decline, shipments in the current year could be less than anticipated and cause a decrease in earnings.
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

Part II — OTHER INFORMATION
Item 1
Legal Proceedings
As of November 3, 2006, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
Item 4
Submission of matters to a vote of security holders
Annual Meeting of stockholders was held on September 12, 2006.
(1) The vote for the nominated Directors was as follows:

Nominee	In Favor	Withheld
George H. Bruns, Jr.	4,102,700	358,218
James A. Cole	4,099,400	361,518
Garrett A. Garrettson	4,100,900	360,018
Kenneth A. Harvey	4,100,900	360,018
John R. Regazzi	3,995,747	465,171
Robert C. Wilson	4,078,567	382,351
(2) Other matters voted upon at the meeting were as follows:
(a)	Ratification of the selection of Perry-Smith LLP as independent public accountants for the fiscal year 2007 was approved as follows:

	No. of Votes on Proposal	Percent of Votes Cast
For	4,443,618	92.40%
Against	14,153	0.29%
Abstain	3,147	0.07%
Quorum	4,460,918	92.76%
Broker non-voted Shares = 0
Outstanding shares on Record Date = 4,809,918
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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date: November 3, 2006	/s/ JOHN R. REGAZZI John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2006	/s/ MARK H. COSMEZ II Mark H. Cosmez II
Vice President, Finance/
Chief Financial Officer and Secretary
(Principal Accounting Officer)