Form 10QSB
period 2006-12-30
GIGA TRONICS INC
filed 2007-02-06
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 30, 2006

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
Common stock outstanding as of February 5, 2007: 4,809,021 shares
Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☑

GIGA-TRONICS INCORPORATED

Item 1
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)
(Unaudited)	December 30, 2006	March 25, 2006
Assets
Current assets
Cash and cash equivalents	$2,646	$3,412
Notes receivable, net	—	3
Trade accounts receivable, net	2,739	3,435
Inventories	5,735	4,813
Prepaid expenses	174	219

Total current assets	11,294	11,882

Property and equipment, net	336	337
Other assets	93	127

Total assets	$11,723	$12,346

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,392	$870
Accrued commissions	215	171
Accrued payroll and benefits	801	781
Accrued warranty	196	250
Customer advances	739	521
Other current liabilities	384	433

Total current liabilities	3,727	3,026
Deferred rent	151	222

Total liabilities	3,878	3,248

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at December 30, 2006 and March 25, 2006	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,809,021 shares at December 30, 2006 and March 25, 2006 issued and outstanding	13,122	13,003
Accumulated deficit	(5,277)	(3,905)

Total shareholders’ equity	7,845	9,098

Total liabilities and shareholders’ equity	$11,723	$12,346

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	December 30, 2006	December 24, 2005	December 30, 2006	December 24, 2005
Net sales	$5,564	$5,537	$12,884	$14,934

Cost of sales	3,170	3,203	7,434	8,732

Gross profit	2,394	2,334	5,450	6,202

Product development	949	883	2,848	2,892
Selling, general and administrative	1,429	1,434	4,094	4,218

Operating expenses	2,378	2,317	6,942	7,110

Operating income (loss)	16	17	(1,492)	(908)

Interest income, net	25	10	91	24

Income (loss) from continuing operations before income taxes	41	27	(1,401)	(884)
Provision for income taxes	—	—	1	4

Income (loss) from continuing operations	41	27	(1,402)	(888)
Income on discontinued operations, net of income taxes	17	3	30	14

Net income (loss)	$58	$30	$(1,372)	$(874)

Basic and diluted earnings (loss) per share:
From continuing operations	$0.01	$0.01	$(0.29)	$(0.18)
On discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted earnings (loss) per share	$0.01	$0.01	$(0.29)	$(0.18)

Shares used in per share calculation:
Basic	4,809	4,809	4,809	4,773
Diluted	4,884	4,917	4,809	4,773
See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended
(Unaudited)	December 30, 2006	December 24, 2005
Cash flows used in operations:
Net loss	$(1,372)	$(874)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	175	367
Deferred rent	(71)	(65)
Equity based compensation	119	—
Changes in operating assets and liabilities	557	399

Net cash used in operations	(592)	(173)

Cash flows from investing activities:
Proceeds from sales of equipment	2	—
Purchases of property and equipment	(176)	(77)

Net cash used in investing activities	(174)	(77)

Cash flows from financing activities:
Issuance of common stock	—	247

Decrease in cash and cash equivalents	(766)	(3)
Cash and cash equivalents at beginning of period	3,412	2,540

Cash and cash equivalents at end of period	$2,646	$2,537

Supplementary disclosure of cash flow information:
(1)	Cash paid for income taxes was $1 for the nine month period ended December 30, 2006. Cash paid for income taxes was $4 for the nine month period ended December 24, 2005.
See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of only normal recurring accruals) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended March 25, 2006.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
(2) Discontinued Operations
In the first quarter of fiscal 2004, the Company discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, the Company consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The sales price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note is secured by collateral and in management’s opinion the value of this collateral deteriorated during fiscal 2005. Accordingly, the Company considers the note receivable to be impaired and recorded a provision for loss of $250,000 through discontinued operations in the 2005 fiscal year. During the nine month period ended December 30, 2006, the Company has received payments of previously reserved receivables and has recorded $30,000 as income on discontinued operations.
(3) Revenue Recognition
The Company records revenue in accordance with Staff Accounting Bulletin (SAB) No. 101 and No. 104, Revenue Recognition in Financial Statements. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This occurs when products are shipped, unless the arrangement involves acceptance terms. If the arrangement involves acceptance terms, the Company defers revenue until it receives product acceptance.
The Company provides for estimated costs that may be incurred for product warranties at the time of shipment. The Company’s warranty policy generally provides four years for its 2400/2500 family of Microwave Synthesizers and one or three years for all other products. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.
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

Inventories consist of the following:

(In thousands)	December 30, 2006	March 25, 2006

Raw materials	$3,191	$3,025
Work-in-progress	1,986	1,309
Finished goods	319	246
Demonstration inventory	239	233

Total inventory	$5,735	$4,813

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
The number of stock options not included in the computation of diluted EPS for the three month periods ended December 30, 2006 and December 24, 2005 reflect stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The number of stock options not included in the computation of diluted EPS for the nine month periods ended December 30, 2006 and December 24, 2005 are a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. Due to the Company’s net loss, there were no shares considered to be potentially issuable for the nine month periods ended December 30, 2006 and December 24, 2005. Stock options not included in the computation of earnings per share for the three month periods ended December 30, 2006 and December 24, 2005 totaled 477,500 and 80,500 with a weighted average exercise price of excluded options of $2.45 and $5.10, respectively. Stock options not included in the computation of earnings per share for the nine month periods ended December 30, 2006 and December 24, 2005 totaled 775,900 and 494,475 with a weighted average exercise price of excluded options of $2.08 and $2.86, respectively.
(6) Stock Based Compensation
The Company established a 2005 Equity Incentive Plan which provides for the granting of options for up to 700,000 shares of Common Stock. Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were 448,900 option grants made in the nine month period ended December 30, 2006 and no grants were made in the same period in the prior year.
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
As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the three month period ended December 30, 2006 was $47,000 lower than if the Company had continued to account for share-based compensation under APB 25. As a result of adopting SFAS 123(R), the Company’s loss before provision for income taxes and net loss for the nine month period ended December 30, 2006 was $119,000 higher than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended December 30, 2006 would have been $0.02 without the adoption of SFAS 123(R) compared to $0.01 as reported. Basic and diluted loss per share for the nine months ended December 30, 2006 would have been $0.26 without the adoption of SFAS 123(R) compared to $0.29 as reported.
SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company for the three and nine month periods ended December 30, 2006.
In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Three Months Ended
December 30, 2006
Dividend yield	None
Expected volatility	88.06%
Risk-free interest rate	5.09%
Expected term (years)	5
The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.
A summary of the changes in stock options outstanding for the nine months ended December 30, 2006 is presented below:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding at March 25, 2006	438,975	$2.57	2.7	$122,173
Granted	448,900	1.82
Exercised	—	—
Forfeited/Expired	111,975	2.95

Outstanding at December 30, 2006	775,900	$2.08	3.6	$177,316

Exercisable at December 30, 2006	161,250	$2.33	2.0	$9,581

The fair value of options granted during the nine month period ended December 30, 2006 was $312,000.
As of December 30, 2006, there was $476,000 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.78 years. No options were vested during the three month period ended December 30, 2006. The total fair value of options vested during the nine month period ended December 30, 2006 was $30,000. No cash was received from stock option exercises for the three and nine month periods ended December 30, 2006.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to the Company’s stock option plans for the three month and nine month periods ended December 24, 2005.

	Three Months Ended	Nine Months Ended
(In thousands except per share data)	December 24, 2005	December 24, 2005

Net income (loss), as reported	$30	$(874)
Deduct:
Stock-based compensation expense included in reported net income	—	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(26)	(97)

Pro forma net income (loss)	$4	$(971)

Earnings (loss) per share – basic and diluted:
As reported	$0.01	$(0.18)
Pro forma	0.00	(0.20)
(7) Significant Customers and Industry Segment Information
The Company has four reportable segments: Instrument Division, ASCOR, Microsource and Corporate. The Instrument Division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments and devices. Corporate handles the financing needs of each segment and lends funds to each segment as required; the loans are eliminated in consolidation.
Information on reportable segments is as follows:

		Three Months Ended
(In thousands)	December 30, 2006		December 24, 2005
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Instrument Division	$2,734	$(407)	$2,960	$(63)
ASCOR	1,260	23	797	(244)
Microsource	1,570	6	1,780	31
Corporate	—	419	—	303

Total	$5,564	$41	$5,537	$27

		Nine Months Ended
(In thousands)	December 30, 2006		December 24, 2005
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Instrument Division	$6,110	$(1,717)	$7,266	$(738)
ASCOR	2,747	(386)	2,988	(433)
Microsource	4,027	(371)	4,680	(490)
Corporate	—	1,073	—	777

Total	$12,884	$(1,401)	$14,934	$(884)

(8) Warranty Obligations
The Company’s warranty policy generally provides four years for its 2400/2500 family of Microwave Synthesizers and one or three years for all other products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available.
The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2006	December 24, 2005	December 30, 2006	December 24, 2005

Balance at beginning of quarter	$190	$303	$250	$378
Provision for current quarter sales	36	(18)	52	116
Warranty costs incurred	(30)	(21)	(106)	(230)

Balance at end of quarter	$196	$264	$196	$264

(9) Subsequent Event
In an effort to improve results and make optimal use of its resources, the Company decided in January 2007 to integrate all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility. The Microsource subsidiary, located in Santa Rosa, California, will remain strictly a manufacturing operation, with all product development work being performed in San Ramon. Management is in the process of estimating the financial impact of the restructuring on the Company’s fourth quarter results.

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
Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market. While the Company has seen some improvement in its international defense business, domestic spending remains sporadic. The commercial business environment has shown some improvement; however, commercial orders for the third quarter of fiscal 2007 declined slightly due to delays in new product introductions.
The Company continues to monitor costs, including reductions in personnel and other expenses, to more appropriately align costs with revenues. The Company’s employees continue on reduced salaries, however, as the Company’s financial condition stabilizes, it anticipates salaries will be reinstated to previous salary levels.
The Company released the 2500A synthesizer family during the 2007 fiscal year. These products are being accepted by the market and management believes there is significant room for growth. This release demonstrates the Company’s commitment to new product development.
In an effort to improve results and make optimal use of its resources, Giga-tronics recently announced the next phase of its restructuring to employees. As of January 15, 2007, Giga-tronics’ management has decided to integrate all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility. The Microsource subsidiary, located in Santa Rosa, California, will remain strictly a manufacturing operation, with all product development work being performed in San Ramon.
The Company expects to accomplish these changes in a business-like manner that is transparent to customers and would minimize the disruption to its talented work force. New product development will be directed toward projects that will best grow the Company and are consistent with the strategic direction rather than aimed at any one particular product line. In addition, while orders for current products will take priority across the Company, sales efforts for new opportunities will also be focused around this strategy.
Results of Operations
New orders received from continuing operations in the third quarter of fiscal 2007 decreased 7% to $3,714,000 from the $3,995,000 received in the third quarter of fiscal 2006. Orders for the nine months ended December 30, 2006 increased 10% to $12,459,000 as compared to $11,335,000 for the same period a year ago.

New orders by segment were as follows for the fiscal periods shown:

	New Orders
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 30, 2006	% change	December 24, 2005	December 30, 2006	% change	December 24, 2005

Instrument Division	$2,343	(23%)	$3,047	$6,410	(11%)	$7,178
ASCOR	1,078	133%	462	3,277	22%	2,697
Microsource	293	(40%)	486	2,772	90%	1,460

Total	$3,714	(7%)	$3,995	$12,459	10%	$11,335

Orders at the Instrument Division and Microsource decreased in the third quarter of fiscal 2007 primarily due to a decrease in military demand for its products. Orders at ASCOR improved in the third quarter primarily due to an increase in military demand for its products. Orders at the Instrument Division for the nine months decreased principally due to the decline in the commercial wireless market. Orders at ASCOR improved for the nine months primarily due to an increase in military demand for its products. Orders at Microsource improved for the nine months principally due to an increase in commercial demand for its products.
The following table shows order backlog and related information at the end of the respective periods.

	Three Months Ended
(Dollars in thousands)	December 30, 2006	% Change	December 24, 2005

Backlog of unfilled orders	$9,904	(19%)	$12,193
Backlog of unfilled orders shippable within one year	6,413	1%	6,343
Previous fiscal year end (FYE) quarter backlog reclassified during year as shippable later than one year	31	—	1
Net cancellations during year of previous FYE one-year backlog	4	—	—
Backlog at the end of the third quarter of 2007 decreased 19% as compared to the end of the same period last year.
Net sales by segment were as follows for the fiscal periods shown:

	Allocation of Net Sales by Segment
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 30, 2006	% change	December 24, 2005	December 30, 2006	% change	December 24, 2005

Instrument Division	$2,734	(8%)	$2,960	$6,110	(16%)	$7,266
ASCOR	1,260	58%	797	2,747	(8%)	2,988
Microsource	1,570	(12%)	1,780	4,027	(14%)	4,680

Total	$5,564	1%	$5,537	$12,884	(14%)	$14,934

Fiscal 2007 third quarter net sales from continuing operations were $5,564,000, a 1% increase from $5,537,000 in the third quarter of 2006. The increase in sales was primarily due to the increase in military business at ASCOR offset by lower shipment levels at the Instrument Division and Microsource due to the decline in commercial shipments. For the nine months ended December 30, 2006, sales decreased 14% to $12,884,000 from the $14,934,000 for the same period in the prior year. The decrease in sales for all three divisions was primarily due to lower deliveries in the commercial market.
Cost of sales was as follows for the fiscal periods shown:

	Cost of Sales
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 30, 2006	% change	December 24, 2005	December 30, 2006	% change	December 24, 2005

Cost of sales	$3,170	(1%)	$3,203	$7,434	(15%)	$8,732

In the third quarter of fiscal 2007, cost of sales from continuing operations decreased 1% to $3,170,000 from $3,203,000 for the same period last year. For the nine months ended December 30, 2006, the cost of sales from continuing operations declined 15% to $7,434,000 from $8,732,000 for the similar period ending December 24, 2005. Both of these declines are primarily attributable to the mixture of products shipped along with favorable supplier pricing.
Operating expenses were as follows for the fiscal periods shown:

	Operating Expenses
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 30, 2006	% change	December 24, 2005	December 30, 2006	% change	December 24, 2005

Product development	$949	8%	$883	$2,848	(2%)	$2,892
Selling, general and administrative	1,429	—	1,434	4,094	(3%)	4,218

Total	$2,378	3%	$2,317	$6,942	(2%)	$7,110

Operating expenses from continuing operations increased 3% or $61,000 in the third quarter of fiscal 2007 over 2006 due to an increase of $66,000 in product development costs and a decrease of $5,000 in selling, general and administrative expenses. Product development costs from continuing operations increased 8% or $66,000 in the third quarter of fiscal 2007 primarily due to increased research and development designed to expand product lines and update existing lines company-wide. Selling, general and administrative expenses from continuing operations decreased less than 1% or $5,000 for the third quarter of fiscal year 2007 compared to the same period in the prior year. The decrease is a result of higher administrative expenses of $31,000, offset by lower commission expense of $25,000 and lower marketing expenses of $11,000.
Operating expenses from continuing operations decreased 2% or $168,000 for the nine months ended December 30, 2006 from the same period for the prior year due to a decrease of $44,000 in product development costs and a decrease of $124,000 in selling, general and administrative expenses. Product development costs from continuing operations decreased 2% or $44,000 for the nine month period ended December 30, 2006 primarily due to reduced spending on certain research and development projects nearing completion. Selling, general and administrative expenses from continuing operations decreased 3% or $124,000 for the nine months ended December 30, 2006 as compared to the same period in the prior year. The decrease is a result of lower commission expenses of $368,000 on lower commissionable sales for the nine month period, offset by higher marketing expenses of $122,000 and higher administrative expenses of $122,000.
Giga-tronics recorded a net profit of $58,000 or $0.01 per fully diluted share for the third quarter of fiscal 2007 versus a net profit of $30,000 or $0.01 per fully diluted share in the same period last year. Giga-tronics recorded a net loss of $1,372,000 or $0.29 per fully diluted share for the nine months ended December 30, 2006 versus a net loss of $874,000 or $0.18 per fully diluted share in the same period last year.
Financial Condition and Liquidity
As of December 30, 2006, Giga-tronics had $2,646,000 in cash and cash equivalents, compared to $3,412,000 as of March 25, 2006.
Working capital at the end of the third quarter of fiscal 2007 was $7,567,000 compared to $8,978,000 at the end of the same period last year.
The Company’s current ratio (current assets divided by current liabilities) at December 30, 2006 was 3.0 compared to 4.0 on December 24, 2005.
Cash used in operations amounted to $592,000 for the nine month period ended December 30, 2006. Cash used by operations was $173,000 in the same period of fiscal 2006. Cash used in operations for the first nine months of fiscal 2007 is primarily attributed to the net change in operating assets and liabilities offset by the operating loss in the year. Cash used in operations for the first nine months of fiscal 2006 was primarily attributed to the net change in operating assets and liabilities offset by the operating loss in the year.
Additions to property and equipment were $176,000 for the nine months ended December 30, 2006 compared to $77,000 for the same period last year. The increase in capital equipment spending in fiscal 2007 was due to an upgrade of capital equipment enabling the manufacture of new products being released.
On June 19, 2006, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowings under this line of credit during the period ended December 30, 2006.
From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.
Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of December 30, 2006. Management has, therefore, established a valuation allowance against its net deferred tax assets as of December 30, 2006.
Recent Accounting Pronouncements
On September 13, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first quarter of the first fiscal year ending after November 15, 2006. We do not believe the adoption of Staff Accounting Bulletin No. 108 will have a material impact on our financial position, results of operations or cash flows.
In June 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The guidance will apply to fiscal years beginning after December 15, 2006. Though we are currently evaluating the impact this statement will have on our financial statements, due to our net operating loss carryforward amounts, we do not believe the provisions will change our financial statements.

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
Giga-tronics’ core business is test and measurement, as well as components for the wireless communications market, both of which continue to be soft. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due. If the commercial market should decline further, then shipments in the current year could fall short of plan resulting in a decline in earnings or further losses. Also, Giga-tronics has a significant number of defense-related orders. While Giga-tronics has seen some improvement in the defense sector, it is not significant enough to offset the decline in the commercial sector. If the defense market should decline, shipments in the current year could be less than anticipated and cause a decrease in earnings.
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

Item 3
Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Part II — OTHER INFORMATION
Item 1
Legal Proceedings
As of February 5, 2007, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
Item 6
Exhibits

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED (Registrant)

By:

Date: February 5, 2007	/s/ JOHN R. REGAZZI
John R. Regazzi
President and Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2007	/s/ FRANK D. ROMEJKO
Frank D. Romejko
Corporate Controller (Principal Accounting Officer)