Form 10KSB
period 2007-03-31
GIGA TRONICS INC
filed 2007-06-19
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended March 31, 2007,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to                     .
Commission File No. 0-12719
GIGA-TRONICS INCORPORATED
(Name of small business issuer in its charter)

California	94-2656341

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (925) 328-4650
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, No par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐       No ☑
State issuer’s revenues for its most recent fiscal year: $18,048,000.
The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of June 11, 2007 was $7,483,188. There were a total of 4,809,021 shares of the Registrant’s Common Stock outstanding as of June 11, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-KSB	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2007 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 31, 2007.
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
ITEM 1. DESCRIPTION OF BUSINESS
General
Giga-tronics Incorporated (Giga-tronics, or the Company) includes operations of Giga-tronics Instrument Division, ASCOR Inc. (ASCOR), and Microsource Inc. (Microsource).
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
Effective July 23, 1996, Giga-tronics acquired ASCOR. ASCOR, located in Fremont, California, designs, manufactures, and markets a line of switching and connecting devices that link together many specific purpose instruments that comprise a portion of automatic test systems. ASCOR offers a family of switching and interface test adapters as standard VXI configured products, as well as complete system integration services to the Automatic Test Equipment market. Effective April 1, 2007 all ASCOR operations are conducted out of its San Ramon, California facility. Its Fremont, California facility of approximately 18,700 square feet is available for sub-lease.
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

Products and Markets
Giga-tronics Instrument Division
The Giga-tronics Instrument Division segment produces signal sources, generators and sweepers, and power measurement instruments for use in the microwave and radio frequency (RF) range (10 kilohertz (kHz) to 75 gigahertz (GHz)). Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions. The end-user markets for these products can be divided into three broad segments: commercial telecommunications, radar and electronic warfare. This segment’s instruments are used in the design, production, repair and maintenance and calibration of other manufacturers’ products, from discrete components to complex systems.
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
The Company presently holds 22 patents. None of these is critical to the Company’s ongoing business, and the Company does not actively maintain them. Capitalized costs relating to these patents were both incurred and fully amortized prior to March 1, 2003. Accordingly, these patents have no recorded value included in the Company’s fiscal 2007 and 2006 consolidated financial statements.

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
Importance of Limited Number of Customers
The Company is a leading supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2008. U.S. and international defense-related agencies accounted for 61% and 43% of net sales in fiscal 2007 and 2006, respectively. Commercial business accounted for the remaining 39% and 57% of net sales in fiscal 2007 and 2006, respectively. Prior to the last five years, in which the defense business has improved, sales to the defense industry in general and direct sales to the U.S. and foreign government agencies in particular had declined. Any decline of defense orders could have a negative effect on the business, operating results, financial condition and cash flows of Giga-tronics.
During fiscal 2007 and 2006, the U.S. government defense agencies and their prime contractors made up 39% and 19%, respectively, of the Giga-tronics Instrument Division’s revenues.
During fiscal 2007, ASCOR derived 84% of its revenues from the U.S. government defense agencies and their prime contractors. During fiscal 2006, ASCOR derived 41% of its revenues from the U.S. government defense agencies and their prime contractors, and 45% from foreign defense agencies and their prime contractors.
During fiscal 2007, Microsource derived 24% of its revenue from an electronic instrument manufacturer and 69% of its revenues from the U.S. government defense agencies and their prime contractors. During fiscal 2006, Microsource derived 51% of its revenue from an electronic instrument manufacturer, 31% of its revenues from the U.S. government defense agencies and their prime contractors, and another 12% from foreign defense agencies and their prime contractors.
Other than U.S. government agencies and their defense contractors, no other customer accounted for 10% or more of consolidated revenues of the Company in fiscal 2007.
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
Backlog of Orders
On March 31, 2007, the Company’s backlog of unfilled orders was approximately $8,439,000 compared to approximately $10,329,000 at March 25, 2006. As of March 31, 2007, there were approximately $3,145,000 in unfilled orders that were scheduled for shipment beyond one year, as compared to approximately $4,466,000 at March 25, 2006. Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.
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
Product Development
Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products. Product development expenses totaled approximately $3,731,000 and $3,760,000 in fiscal 2007 and 2006, respectively.
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
Manufacturing
The assembly and testing of Giga-tronics Instrument Division’s microwave, RF and power measurement products are done at its San Ramon facility. The assembly and testing of ASCOR’s switching and connecting devices was done at its Fremont facility. Effective April 1, 2007 these devices will be assembled and tested at the San Ramon facility. The assembly and testing of Microsource’s line of YIG tuned oscillators, filters and microwave synthesizers are done at its Santa Rosa facility.
Environment
To the best of its knowledge, the Company is in compliance with all federal, state and local laws and regulations involving the protection of the environment.
Employees
As of March 31, 2007, Giga-tronics employed 117 individuals on a full time basis. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.
Information about Foreign Operations
The Company sells to its international customers through a network of foreign technical sales representative organizations.

Geographic Distribution of Sales
(Dollars in thousands)	2007	Percent	2006	Percent

Domestic	$14,218	79.0%	$11,549	56.0%
International	3,830	21.0%	9,071	44.0%
See footnote 5 of the financial statements for further breakdown of international sales for the last two years.

The Company has no foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar.
Certain Factors Which May Adversely Affect Future Operations Or An Investment In Giga-tronics
Business climate is volatile
Giga-tronics has a significant number of defense-related orders. If the defense market demand decreases, shipments in the current year could decrease more than current projected shipments with a resulting decline in sales. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and the Company’s ability to collect amounts due under these orders. If any of these events occurs, then shipments in the current year could fall below currently projected shipments and earnings could decline.
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
Liquidity
Based on current levels of sales and expenses, management believes that cash and cash equivalents remain adequate to meet anticipated operating needs for the next two years. However, this estimate is based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected. To operate beyond that term would require the Company to earn additional cash from operations, renew or obtain a line of credit or obtain additional funds from other sources. The Company maintains a line of credit for $2,500,000. The Company has negotiated a new line of credit effective June 18, 2007 which expires on June 17, 2008, however, the Company does not believe that it needs the line of credit for operating purposes.
Giga-tronics’ common stock price is volatile
The market price of the Company’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by Giga-tronics or by competitors, government regulations or developments in patent or other proprietary rights. In addition, the NASDAQ Capital Market and other stock markets have experienced significant price fluctuations in recent periods. These fluctuations often have seemingly been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of the common stock.
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
Giga-tronics acquisitions may not be effectively integrated and their integration may be costly
As part of its business strategy, Giga-tronics may broaden its product lines and expand its markets, in part through the acquisition of other business entities. Giga-tronics is subject to various risks in connection with any future acquisitions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company’s business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into its product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies. The Company has not made any acquisitions in the past eight years. No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially harm the Company or that any such acquisition will be successful in enhancing the Company’s business. The Company currently contemplates that future acquisitions may involve the issuance of additional shares of common stock. Any such issuance may result in dilution to all Giga-tronics shareholders, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of its common stock.
ITEM 2. DESCRIPTION OF PROPERTY
As of March 31, 2007, Giga-tronics’ principal executive office and the Instrument Division marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2011.
ASCOR’s marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices, were located in approximately 18,700 square feet in Fremont, California under a lease that expires on June 30, 2009. The Company effectively abandoned this property as part of its restructuring plan as of March 31, 2007. The Company has an accrued loss of approximately $346,000 for future lease expense, net of estimated future sub-lease rental income. All of the above activities are conducted in the San Ramon, California facility effective April 1, 2007. As of March 31, 2007, the Company has not sub-leased the available space.
Microsource’s manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 33,400 square foot facility in Santa Rosa, California, which it occupies under a lease expiring May 31, 2013.

The Company believes that its facilities are adequate for its business activities.
ITEM 3. LEGAL PROCEEDINGS
As of March 31, 2007, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Common Stock Market Prices
Giga-tronics’ common stock is traded on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) using the symbol “GIGA”. The Company’s common stock had been quoted on the NASDAQ National Market until July 22, 2004. NASDAQ informed the Company that it no longer met the National Market listing requirement of $10,000,000 in minimum shareholders’ equity. Because the Company did not expect to be able to increase its shareholders’ equity to this amount in the near term, it applied for and was accepted for quotation of its common stock on the NASDAQ Capital Market under the same ticker symbol “GIGA”. The number of record holders of the Company’s common stock as of March 31, 2007 was approximately 1,600. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without retail mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2007	High	Low	2006	High	Low

First quarter	(3/26-6/24)	$2.89	$1.78	(3/27-6/25)	$4.73	$3.20
Second quarter	(6/25-9/30)	1.94	1.29	(6/26-9/24)	7.87	3.59
Third quarter	(10/1-12/30)	2.45	1.39	(9/25-12/24)	5.34	2.26
Fourth quarter	(12/31-3/31)	2.97	1.83	(12/25-3/25)	3.57	2.49
Giga-tronics has not paid cash dividends in the past and has no plans to do so in the future, based upon its belief that the best use of its available capital is in the enhancement of its product position.
Giga-tronics has not issued any unregistered securities or repurchased any of its securities during the past fiscal year.

Equity Compensation Plan Information
The following table provides information on options and other equity rights outstanding and available at March 31, 2007.

Equity Compensation Plan Information
	No. of securities to be	Weighted average	No. of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding option,	outstanding option,	compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by securities holders	840,900	$2.0558	474,975
Equity compensation plans not approved by securities holders	n/a	n/a	n/a

Total	840,900	$2.0558	474,975

Selected Financial Data
The following table sets forth selected financial data for the Company’s last five fiscal years. This information is derived from the Company’s audited consolidated financial statements, unless otherwise stated. This data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Operations:	Years Ended
(In thousands except per share data)	March 31, 2007	March 25, 2006	March 26, 2005	March 27, 2004	March 29, 2003

Net sales	$18,048	$20,620	$21,477	$17,491	$20,822
Gross profit	7,546	8,300	9,598	4,736	6,187
Operating expenses	9,548	9,316	8,760	9,179	10,412
Interest income, net	108	32	—	7	60

Pre-tax (loss) income from continuing operations before income taxes	(1,894)	(984)	849	(4,440)	(4,328)

Provision for income taxes	1	4	4	4	4,098

(Loss) income from continuing operations	(1,895)	(988)	845	(4,444)	(8,426)

Income (loss) on discontinued operations, net of income taxes	28	27	(233)	(2,377)	(2,336)
Net (loss) income	$(1,867)	$(961)	$612	$(6,821)	$(10,762)
Basic (loss) earnings per share:
From continuing operations	$(0.40)	$(0.21)	$0.18	$(0.94)	$(1.81)
On discontinued operations	0.01	0.01	(0.05)	(0.51)	(0.50)
Net (loss) earnings per share – basic	$(0.39)	$(0.20)	$0.13	$(1.45)	$(2.31)
Diluted (loss) earnings per share:
From continuing operations	$(0.40)	$(0.21)	$0.18	$(0.94)	$(1.81)
On discontinued operations	0.01	0.01	(0.05)	(0.51)	(0.50)
Net (loss) earnings per share – diluted	$(0.39)	$(0.20)	$0.13	$(1.45)	$(2.31)
Shares of common stock – basic	4,809	4,782	4,725	4,704	4,663
Shares of common stock – diluted	4,809	4,782	4,741	4,704	4,663

Financial Position:

(In thousands except ratio)	March 31, 2007	March 25, 2006	March 26, 2005	March 27, 2004	March 29, 2003

Current ratio	3.09	3.93	4.29	2.92	3.50
Working capital	$7,280	$8,856	$9,337	$7,997	$13,697
Total assets	$11,161	$12,346	$12,961	$13,733	$21,875
Shareholders’ equity	$7,393	$9,098	$9,812	$9,196	$15,960

Percentage Data:

Percent of net sales	March 31, 2007	March 25, 2006	March 26, 2005	March 27, 2004	March 29, 2003

Gross profit	41.8%	40.3%	44.7%	27.1%	29.7%
Operating expenses	52.9	45.2	40.8	52.5	50.0
Interest income, net	0.6	0.1	0.0	0.0	0.3
Pre-tax (loss) income from continuing operations	(10.5)	(4.8)	4.0	(25.4)	(20.8)
Income (loss) on discontinued operations, net of income taxes	0.2	0.1	(1.1)	(13.6)	(11.2)
Net (loss) income	(10.3)	(4.7)	2.8	(39.0)	(51.7)

SELECTED CONSOLIDATED FINANCIAL DATA
The following is a summary of unaudited results of operations for the fiscal years ended March 31, 2007 and March 25, 2006:
Quarterly Financial Information (Unaudited)

	2007
(In thousands except per share data)	First	Second	Third	Fourth	Year

Net sales	$3,386	$3,934	$5,564	$5,164	$18,048
Gross profit	1,199	1,857	2,394	2,096	7,546
Operating expenses	2,258	2,306	2,378	2,606	9,548
Interest income, net	29	37	25	17	108
Pre-tax (loss) income from continuing operations	(1,030)	(412)	41	(493)	(1,894)
Provision for income taxes	—	1	—	—	1
(Loss) income from continuing operations	(1,030)	(413)	41	(493)	(1,895)
Income (loss) on discontinued operations, net of income tax	3	10	17	(2)	28
Net (loss) income	$(1,027)	$(403)	$58	$(495)	$(1,867)
Basic (loss) earnings per share:
From continuing operations	$(0.21)	$(0.08)	$0.01	$(0.10)	$(0.40)
On discontinued operations	0.00	0.00	0.00	(0.00)	0.01
Net (loss) earnings per share – basic	$(0.21)	$(0.08)	$0.01	$(0.10)	$(0.39)
Diluted (loss) earnings per share:
From continuing operations	$(0.21)	$(0.08)	$0.01	$(0.10)	$(0.40)
On discontinued operations	0.00	0.00	0.00	(0.00)	0.01
Net (loss) earnings per share – diluted	$(0.21)	$(0.08)	$0.01	$(0.10)	$(0.39)
Shares of common stock – basic	4,809	4,809	4,809	4,809	4,809
Shares of common stock – diluted	4,809	4,809	4,884	4,809	4,809

Quarterly Financial Information (Unaudited)

	2006
(In thousands except per share data)	First	Second	Third	Fourth	Year

Net sales	$5,783	$3,614	$5,537	$5,686	$20,620
Gross profit	2,645	1,223	2,334	2,098	8,300
Operating expenses	2,419	2,374	2,317	2,206	9,316
Interest income, net	5	9	10	8	32
Pre-tax income (loss) from continuing operations	231	(1,142)	27	(100)	(984)
Provision for income taxes	4	—	—	—	4
Income (loss) from continuing operations	227	(1,142)	27	(100)	(988)
Income on discontinued operations, net of income tax	6	5	3	13	27
Net income (loss)	$233	$(1,137)	$30	$(87)	$(961)
Basic earnings (loss) per share:
From continuing operations	$0.05	$(0.24)	$0.01	$(0.02)	$(0.21)
On discontinued operations	0.00	0.00	0.00	0.00	0.01
Net earnings (loss) per share – basic	$0.05	$(0.24)	$0.01	$(0.02)	$(0.20)
Diluted earnings (loss) per share:
From continuing operations	$0.05	$(0.24)	$0.01	$(0.02)	$(0.21)
On discontinued operations	0.00	0.00	0.00	0.00	0.01
Net earnings (loss) per share – diluted	$0.05	$(0.24)	$0.01	$(0.02)	$(0.20)
Shares of common stock – basic	4,731	4,778	4,809	4,809	4,782
Shares of common stock – diluted	4,912	4,778	4,917	4,809	4,782

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
MANAGEMENT’S DISCUSSION AND ANALYSIS
Overview
Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In 2007, our business consisted of four operating and reporting segments: Giga-tronics Instrument Division, ASCOR, Microsource and Corporate.
Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market. While the Company has seen some improvement in its domestic defense orders, the international defense business remains sporadic. The commercial business environment has shown slight improvement.
The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues. The Company’s employees have been on salary reductions over the last four years. In April 2007, the Company reversed the prior salary reductions. In March 2007, the Company moved ASCOR’s engineering, sales and marketing, and administration activities to the San Ramon, California facility, effectively abandoning its Fremont, California facility. As a result, the Company has accrued its future lease obligations, net of estimated sub-lease income, through June 2009. In addition, the Company incurred moving and severance expenses. The total restructuring charge was $361,000. The Company is pursuing subleasing of this facility.
The Company released the 2500 synthesizer (part of the 2500 family of products) during the 2007 fiscal year. These products are being accepted by the market and management believes there is significant room for growth. This release demonstrates the Company’s commitment to new product development. The three operating divisions of Giga-tronics will now take an integrated approach to research and development in key growth areas in order to expand product lines and update existing ones with new features.
While the management at Microsource estimates that prospects for new orders will improve in this new fiscal year, its short-term growth will be limited as to customer delivery schedules associated with this new business. Likewise, Microsource’s engineering and sales and marketing has been folded into the San Ramon facility.
Results of Operations
New orders by segment are as follows for the fiscal years ended:

New Orders
(Dollars in thousands)	2007	% change	2006	% change	2005

Instrument Division	$8,677	(3%)	$8,943	(23%)	$11,545
ASCOR	4,390	30%	3,389	(25%)	4,536
Microsource	3,091	9%	2,825	(42%)	4,833

Total	$16,158	7%	$15,157	(28%)	$20,914

New orders received in fiscal 2007 increased 7% to $16,158,000 from the $15,157,000 received in fiscal 2006. New orders increased primarily due to an increase in military orders.
New orders received in fiscal 2006 decreased 28% to $15,157,000 from the $20,914,000 received in fiscal 2005. New orders decreased primarily due to weakness in our commercial wireless market.
In fiscal 2007, orders at the Instrument Division decreased primarily due to a decrease in commercial wireless market demand for our products. Orders at ASCOR increased primarily due to an increase in military demand for its products. Orders at Microsource increased primarily due to increased orders from commercial customers.

In fiscal 2006, orders at the Instrument Division decreased primarily due to a decrease in commercial wireless demand for its products. Orders at ASCOR decreased primarily due to a decrease in commercial demand for its products. Orders at Microsource decreased primarily as a result of the recording of a $7.6 million long-term contract from Boeing in fiscal 2005, while during fiscal 2006, Microsource recorded only $500,000 in orders from Boeing. The $7.6 million contract from Boeing was partially offset by a contract renegotiation. During July 2004, Microsource renegotiated a long-term contract with an existing customer. As a result, during the second fiscal quarter, the customer’s firm purchase commitment quantities were significantly reduced and management reversed its recorded backlog for deliveries beyond 12 months by approximately $4,854,000.
The following table shows order backlog and related information at fiscal year end:

(Dollars in thousands)	2007	% change	2006	% change	2005

Backlog of unfilled orders	$8,439	(18%)	$10,329	(35%)	$15,792
Backlog of unfilled orders shippable within one year	5,294	(10%)	5,863	(28%)	8,161
Previous fiscal year end (FYE) one-year backlog reclassified during year as shippable later than one year	303	(88%)	2,439	79%	1,364
Net cancellations during year of previous FYE one-year backlog	904	—	—	—	25
The decrease in backlog at year-end 2007 of 18% was primarily due to revenue exceeding orders and a de-booking of $904,000 from an existing customer.
The decrease in backlog at year-end 2006 of 35% was primarily due to weak order levels.
The allocation of net sales was as follows for fiscal years shown:

Allocation of Net Sales
(Dollars in thousands)	2007	% change	2006	% change	2005

Commercial	$7,054	(40%)	$11,657	(13%)	$13,336
Government/defense	10,994	23%	8,963	10%	8,141
The allocation of net sales by segment was as follows for fiscal years shown:

Allocation of Net Sales by Segment
(Dollars in thousands)	2007	% change	2006	% change	2005

Instrument Division
Commercial	$4,870	(33%)	$7,319	(10%)	$8,170
Government/defense	4,096	77%	2,309	(46%)	4,279

ASCOR
Commercial	485	(26%)	659	(73%)	2,455
Government/defense	3,087	(21%)	3,900	186%	1,366

Microsource
Commercial	1,699	(54%)	3,679	36%	2,711
Government/defense	3,811	38%	2,754	10%	2,496
Fiscal 2007 net sales were $18,048,000, a 12% decrease from the $20,620,000 of net sales in 2006. The decrease in sales was primarily due to weakness in our commercial wireless market, partially offset by improved military deliveries. Sales at the Giga-tronics Instrument Division decreased 7% or $662,000. ASCOR sales decreased 22% or $987,000. Sales at Microsource decreased 14% or $923,000. The decrease in export sales in fiscal 2007 is primarily based on the cyclical buying patterns of our international customers.

Fiscal 2006 net sales were $20,620,000, a 4% decrease from the $21,477,000 of net sales in 2005. The decrease in sales was primarily due to weakness in our commercial wireless market, partially offset by improved military deliveries. Sales at the Giga-tronics Instrument Division decreased 23% or $2,821,000. ASCOR sales increased 19% or $738,000. Sales at Microsource increased 24% or $1,226,000.
Cost of sales was as follows for the fiscal years shown:

Cost of Sales
(Dollars in thousands)	2007	% change	2006	% change	2005

Cost of sales	$10,502	(15%)	$12,320	4%	$11,879
For fiscal 2007, cost of sales decreased 14.8% to $10,502,000 from $12,320,000 in fiscal 2006. The decrease is primarily attributable to a volume decrease of 10.1% and a 4.4% decrease in mix cost of sales.
For fiscal 2006, cost of sales increased 3.7% to $12,320,000 from $11,879,000 in fiscal 2005. The increase is primarily attributable to higher material content of 7.6% for products delivered, partially offset by 4.3% lower shipments.
Operating expenses were as follows for the fiscal years shown:

Operating Expenses
(Dollars in thousands)	2007	% change	2006	% change	2005

Product development	$3,731	(1%)	$3,760	12%	$3,370
Selling, general and administrative	5,456	(2%)	5,556	3%	5,390
Restructuring	361	—	—	—	—

Total operating expenses	$9,548	3%	$9,316	6%	$8,760

Operating expenses increased 3% or $232,000 in fiscal 2007 over 2006 due to a one time restructuring charge of $361,000 in fiscal 2007, offset in part by decreases of $29,000 in product development expenses and decreases of $100,000 in selling, general and administrative expenses. The decrease in selling, general and administrative expenses is a result of lower commission expenses of $347,000, offset by higher marketing expenses of $208,000 and higher administrative expenses of $39,000. As a result of adopting SFAS 123(R) in fiscal 2007, the Company recorded $162,000 of expense. A restructuring charge of $361,000 was made in the fourth quarter of fiscal 2007 due to the integration of all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility.
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
Interest income in 2007 increased from 2006 due to improved cash management.
Interest income in 2006 increased from 2005 due to more cash available for investment and higher interest rates.
Giga-tronics recorded a net loss of $1,867,000 or $0.39 per fully diluted share for fiscal 2007 versus a net loss of $961,000 or $0.20 per fully diluted share in fiscal 2006. The loss in fiscal 2007 versus the loss in fiscal 2006 was attributable to lower revenue.
Giga-tronics recorded a net loss of $961,000 or $0.20 per fully diluted share for fiscal 2006 versus a net profit of $612,000 or $0.13 per fully diluted share in fiscal 2005. The loss in fiscal 2006 versus the profit in fiscal 2005 was attributable to lower revenue and increased material content and product development in fiscal 2006.

Inventories consist of the following:

Net Inventories
(In thousands)	March 31, 2007	% change	March 25, 2006

Raw materials	$3,163	5%	$3,025
Work-in-progress	2,128	63%	1,309
Finished goods	209	15%	246
Demonstration inventory	341	46%	233

	$5,841	21%	$4,813

Inventories increased by $1,208,000 during fiscal year 2007. The primary area of increase was in work-in-process, which accounted for $819,000 or 79.7% of the increase.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and the results of operations are based upon the consolidated financial statements included in this report and the data used to prepare them. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and we are required to make judgments, estimates, and assumptions in the course of such preparation. The Summary of Significant Accounting Policies included with the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, the Company reevaluates its judgments, estimates, and assumptions, including those related to revenue recognition, product warranties, allowance for doubtful accounts, valuation of inventories, and valuation allowance on deferred tax assets. The Company bases its judgment and estimates on historical experience, knowledge of current conditions, and its beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Management of Giga-tronics has identified the following as the Company’s critical accounting policies:
Revenues
Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. This generally occurs when products are shipped and the risk of loss has passed. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance.
Product Warranties
The Company’s warranty policy generally provides two to four years for the 2400 and 2500 families of Microwave Synthesizers and one year for all other products. The Company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available.
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
Deferred Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management has taken a conservative approach that the Company will not realize benefits of these deductible differences as of March 31, 2007 and March 25, 2006. Management has, therefore, established a valuation allowance against its net deferred tax assets as of March 31, 2007 and March 25, 2006.
Product Development Costs
The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other pre-production and product development costs are expensed as incurred.
Share-Based Compensation
The Company has a stock incentive plan that provides for the issuance of stock options to employees. The Company calculates compensation expense under SFAS 123(R) using a Black-Scholes option pricing model. In so doing, the Company makes certain key assumptions in making estimates used in the model. The Company believes the estimates used, which are presented in Note 1 of Notes to the Consolidated Financial Statements, are appropriate and reasonable.
Financial Condition and Liquidity
As of March 31, 2007 Giga-tronics had $1,804,000 in cash and cash equivalents, compared to $3,412,000 as of March 25, 2006.
Working capital for the 2007 fiscal year end was $7,280,000 compared to $8,856,000 in 2006 and $9,337,000 in 2005. The decrease in working capital at 2007 from 2006 was primarily due to the operating loss in the year, increased customer deposits of $160,000 and other fiscal year end liabilities. The decrease in working capital in fiscal 2006 from 2005 was primarily due to the operating loss in the year partially offset by depreciation expense that is included in the net loss.
The Company’s current ratio (current assets divided by current liabilities) at March 31, 2007 was 3.1 compared to 3.9 on March 25, 2006 and 4.3 on March 26, 2005. At March 31, 2007, the reduction in this ratio was primarily the result of an increase in net inventories and partially offset by the decreases in cash and accounts receivable. At

March 25, 2006, the reduction in this ratio was primarily the result of decreases in net inventories and partially offset by the increases in cash and accounts receivable.
Cash used by operations amounted to $1,406,000 in 2007. Cash provided by operations was $740,000 in 2006. Cash used by operations amounted to $237,000 in 2005. Cash used by operations in 2007 was primarily attributed to the operating loss in the year. Cash provided by operations in 2006 was primarily attributed to an increase in customer advances and the decrease in inventories, partially offset by the operating loss in the year. Cash used by operations in 2005 was primarily attributed to the increase in trade accounts receivable and the decrease in accounts payable, partially offset by the decrease in inventories.
Additions to property and equipment were $204,000 in 2007 compared to $115,000 in 2006 and $185,000 in 2005. The increase in capital equipment spending in fiscal 2007 was due to an upgrade of capital equipment enabling the manufacture of new products being released. The reduction in capital equipment spending in fiscal 2006 reflected the overall decline in business activity.
Other cash inflows in 2006 consisted of $247,000 from the sale of common stock in connection with the exercise of stock options.
Contractual Obligations
The Company leases various facilities under operating leases that expire through May 2013. Total future minimum lease payments under these leases amount to approximately $5,322,000.
The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 31, 2007, total non-cancelable purchase orders were approximately $1,062,000 through fiscal 2008.
The following table discloses the amounts of payments due under certain contractual obligations in the specified time periods.

(In thousands)	Under one year	One to three years	Three to five years	More than five years

Operating leases	$1,217	$2,263	$1,785	$57
Purchase obligations	1,062	—	—	—

Total contractual obligations	$2,279	$2,263	$1,785	$57

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
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of March 31, 2007, as required. The Company has not determined the impact that adopting FIN 48 will have on its consolidated financial positions, results of operations or cash flows.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not determined the effect that the adoption of FAS 157 will have on its consolidated financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Form 10-KSB
(Page No.)
Financial Statements

Consolidated Balance Sheets -	23
As of March 31, 2007 and March 25, 2006

Consolidated Statements of Operations -	24
Years Ended March 31, 2007 and March 25, 2006

Consolidated Statements of Shareholders’ Equity -	25
Years Ended March 31, 2007 and March 25, 2006

Consolidated Statements of Cash Flows -	26
Years Ended March 31, 2007 and March 25, 2006

Notes to Consolidated Financial Statements	27 - 36

Report of Independent Registered Public Accounting Firm	37

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 31, 2007	March 25, 2006

Assets
Current assets
Cash and cash equivalents	$1,804	$3,412
Notes receivable, net of allowance of $250 and $250, respectively	—	3
Trade accounts receivable, net of allowance of $62 and $63, respectively	2,750	3,435
Inventories, net	5,841	4,813
Prepaid expenses and other current assets	360	219

Total current assets	10,755	11,882

Property and equipment
Leasehold improvements	373	373
Machinery and equipment	15,426	15,592
Office furniture and fixtures	736	723

Total property and equipment	16,535	16,688
Less accumulated depreciation and amortization	16,211	16,351

Property and equipment, net	324	337
Other assets	82	127

Total assets	$11,161	$12,346

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,106	$870
Accrued commissions	192	171
Accrued payroll and benefits	666	781
Accrued warranty	207	250
Customer advances	681	521
Other current liabilities	623	433

Total current liabilities	3,475	3,026
Deferred rent	293	222

Total liabilities	3,768	3,248

Committments
Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at March 31, 2007 and March 25, 2006	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,809,021 shares at March 31, 2007 and March 25, 2006 issued and outstanding	13,165	13,003
Accumulated deficit	(5,772)	(3,905)

Total shareholders’ equity	7,393	9,098

Total liabilities and shareholders’ equity	$11,161	$12,346

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except per share data)	March 31, 2007	March 25, 2006

Net sales	$18,048	$20,620
Cost of sales	10,502	12,320

Gross profit	7,546	8,300

Product development	3,731	3,760
Selling, general and administrative	5,456	5,556
Restructuring	361	—

Operating expenses	9,548	9,316

Operating loss from continuing operations	(2,002)	(1,016)

Interest income, net	108	32

Loss from continuing operations before income taxes	(1,894)	(984)
Provision for income taxes	1	4

Loss from continuing operations	(1,895)	(988)
Income on discontinued operations, net of income taxes of nil for 2007 and 2006	28	27

Net loss	$(1,867)	$(961)

Basic and diluted net (loss) earnings per share:
From continuing operations	$(0.40)	$(0.21)
On discontinued operations	0.01	0.01

Basic net loss per share	$(0.39)	$(0.20)

Shares used in per share calculation:
Basic	4,809	4,782
Diluted	4,809	4,782
See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Deficit	Total

Balance at March 26, 2005	4,728,646	$12,756	$(2,944)	$9,812
Comprehensive loss – net
Net loss	—	—	(961)	(961)
Stock issuance under stock option and employee stock purchase plans	80,375	247	—	247

Balance at March 25, 2006	4,809,021	13,003	(3,905)	9,098
Comprehensive loss – net
Net loss	—	—	(1,867)	(1,867)
Share based compensation	—	162	—	162

Balance at March 31, 2007	4,809,021	$13,165	$(5,772)	$7,393

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 31, 2007	March 25, 2006

Cash flows from operations:
Net loss	$(1,867)	$(961)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Net provision for doubtful accounts and note receivable	(1)	(14)
Depreciation and amortization	215	452
Share based compensation	162	—
Deferred rent	71	(88)
Changes in operating assets and liabilities:
Notes receivable	3	4
Trade accounts receivable	686	(276)
Inventories	(1,028)	1,444
Prepaid expenses and other assets	(96)	(8)
Accounts payable	236	(205)
Accrued commissions	21	(29)
Accrued payroll and benefits	(115)	61
Accrued warranty	(43)	(128)
Customer advances	160	519
Other current liabilities	190	(31)

Net cash (used in) provided by operations	(1,406)	740

Cash flows from investing activities:
Proceeds from sales of equipment	2	—
Purchases of property and equipment	(204)	(115)

Net cash used in investing activities	(202)	(115)

Cash flows from financing activities:
Issuance of common stock	—	247

Net cash provided by financing activities	—	247

(Decrease) increase in cash and cash equivalents	(1,608)	872

Beginning cash and cash equivalents	3,412	2,540

Ending cash and cash equivalents	$1,804	$3,412

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$1	$4

Cash paid for interest	—	—

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
Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2007 contained 53 weeks and fiscal year 2006 contained 52 weeks.
Reclassifications Certain reclassifications, none of which affected net loss, have been made to prior year balances in order to conform to the current year presentation.
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
The Company has estimated an allowance for uncollectable accounts based on analysis of specifically identified problem accounts, outstanding receivables, consideration of the age of those receivables and the Company’s historical collection experience. The activity in the reserve account is as follows:

(In thousands)	March 31, 2007	March 25, 2006

Beginning balance	$63	$77
Provision for doubtful accounts	5	20
Recoveries of doubtful accounts	—	—
Write-off of doubtful accounts	(6)	(34)

Ending balance	$62	$63

Accrued Warranty The Company’s warranty policy generally provides two to four years for the 2400 and 2500 families of Microwave Synthesizers and one year for all other products. The company records a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available.
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
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 31, 2007 and March 25, 2006, management believes that there has been no impairment of the Company’s long-lived assets.
Deferred Rent Rent expense is recognized in an amount equal to the minimum guaranteed base rent plus future rental increases amortized on the straight-line basis over the terms of the leases, including free rent periods.
Income Taxes Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.
Product Development Costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other product development costs are charged to operations as incurred. There were no capitalized pre-production costs included in other assets as of March 31, 2007. Included in other assets as of March 25, 2006 were capitalized pre-production costs of $5,000.
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
Share-based Compensation The Company established a 2005 Equity Incentive Plan which provides for the granting of options for up to 700,000 shares of Common Stock. Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R).

Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were 541,400 option grants made in the fiscal year ended March 31, 2007 and no grants were made in the prior year.

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
As a result of adopting SFAS 123(R), the Company’s loss before provision for income taxes and net loss for the fiscal year ended March 31, 2007 was $162,000 higher than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the fiscal year ended March 31, 2007 would have been $0.36 without the adoption of SFAS 123(R) compared to $0.39 as reported.
SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company for the fiscal year ended March 31, 2007.
The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to the Company’s stock option plans for the year ended March 31, 2006.

Year Ended

(In thousands except per share data)	March 25, 2006

Net loss, as reported	$(961)
Deduct:
Stock-based compensation expense included in reported net loss	—
Add:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(123)

Pro forma net loss	$(1,084)

Loss per share — basic and diluted:
As reported	$(0.20)
Pro forma	(0.23)
In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Years Ended	March 31, 2007	March 25, 2006

Dividend yield	Zero	Zero
Expected volatility	51% to 88%	79%
Risk-free interest rate	4.50% to 4.97%	3.77% to 4.72%
Expected term (years)	3.75	5
The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.
Discontinued Operations In the first quarter of 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The sales price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note was secured by collateral and in management’s opinion this collateral deteriorated during the year. Accordingly, the Company considers the note receivable to be impaired and has recorded a provision of loss of $250,000 through discontinued operations in the 2005 fiscal year. During 2005, the Company recorded additional $60,000 in expenses for discontinued operations associated with the partial abandonment of the leased Fremont facilities. Included in this lease is 7,727 square feet the use of which the Company effectively abandoned upon sale of Dymatix on March 26, 2004. The Company has increased the estimated time to market these facilities to a sub-tenant. As of March 31, 2007 and March 25, 2006, the Company has an accrued loss of $142,000 and $161,000, respectively, net of future estimated sub-lease rental income, for future lease expense.
Earnings (Loss) Per Share Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options using the treasury method. Antidilutive options are not included in the computation of diluted earnings per share.
Comprehensive Loss There are no items of other comprehensive loss, other than net loss.
Financial Instruments and Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company’s cash equivalents consist principally of overnight deposits and money market funds. Cash and cash equivalents are held in recognized depository institutions. At March 31, 2007 and March 25, 2006, the Company had deposits in excess of federally insured limits. The Company has not incurred losses on these deposits to date and does not expect to incur any losses based on the credit ratings of the financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security.
Fair Value of Financial Instruments The carrying amount for the Company’s cash equivalents, trade accounts receivable and accounts payable approximates fair market value because of the short maturity of these financial instruments.
Recently Issued Accounting Pronouncements In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of March 31, 2007, as required. The Company has not determined the impact that adopting FIN 48 will have on its consolidated financial positions, results of operations or cash flows.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not determined the effect that the adoption of FAS 157 will have on its consolidated financial position, results of operations or cash flows.

2 Cash Equivalents
Cash equivalents of $683,000 and $2,092,000 at March 31, 2007 and March 25, 2006 respectively, consist of overnight deposits and money market funds.
3 Inventories
Inventories consist of the following:

(In thousands)	March 31, 2007	March 25, 2006

Raw materials	$3,163	$3,025
Work-in-progress	2,128	1,309
Finished goods	209	246
Demonstration inventory	341	233

	$5,841	$4,813

4 Selling Expenses
Selling expenses consist primarily of commissions paid to various marketing agencies. Commission expense totaled $881,000 and $1,228,000 for fiscal 2007 and 2006, respectively. Advertising costs, which are expensed as incurred, totaled $50,000 and $38,000 for fiscal 2007 and 2006, respectively.
5 Significant Customers and Industry Segment Information
The Company has four reportable segments: Instrument Division, ASCOR, Microsource, and Corporate. The Instrument Division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of Yittrium, Iron and Garnet (YIG) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments or devices. Corporate handles the financing needs of each segment and lends funds to each segment as required; the loans are eliminated in consolidation.
The accounting policies for the segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes. Segment net sales include sales to external customers. Segment pre-tax income (loss) includes an allocation for corporate expenses, and interest expense on borrowings from Corporate. Corporate expenses are allocated to the reportable segments based principally on full time equivalent headcount. Interest expense is charged at approximately prime, which is currently 8.25%. Inter-segment activities are eliminated in consolidation. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses and other long-term assets. The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller. During the periods reported there were no significant inter-segment sales or transfers.
The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different marketing strategies. All of the businesses except for Giga-tronics Instrument Division and Corporate were acquired. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment. The tables below present information for the fiscal years ended in 2007 and 2006.

March 31, 2007 (In thousands):	Instrument Division	ASCOR	Microsource	Corporate	Total

Revenue	$8,966	$3,572	$5,510	$—	$18,048
Interest income	6	17	75	1,375	1,473
Interest expense	(349)	(71)	(945)	—	(1,365)
Depreciation and amortization	153	30	32	—	215
(Loss) income from continuing operations before income taxes	(1,975)	(734)	(345)	1,160	(1,894)
Assets	4,948	1,968	3,922	323	11,161

March 25, 2006 (In thousands):	Instrument Division	ASCOR	Microsource	Corporate	Total

Revenue	$9,628	$4,559	$6,433	$—	$20,620
Interest income	8	3	11	1,116	1,138
Interest expense	(258)	(40)	(806)	(2)	(1,106)
Depreciation and amortization	280	38	134	—	452
(Loss) income from continuing operations before income taxes	(1,092)	(350)	(639)	1,097	(984)
Assets	4,417	2,262	4,950	717	12,346
The Company’s Instrument Division, ASCOR, and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers. In fiscal 2007 and 2006, U.S. government and U.S. defense-related customers accounted for 57% and 27% of sales, respectively. During fiscal 2007, no customer other than U.S. government agencies and their defense contractors accounted for 10% of the Company’s consolidated revenues and accounts receivable at March 31, 2007. During fiscal 2006, an electronic instrument manufacturer accounted for 16% of the Company’s consolidated revenues and 15% of accounts receivable at March 25, 2006.
Export sales accounted for 21% and 44% of the Company’s sales in fiscal 2007 and 2006, respectively. Export sales by geographical area are shown below:

(In thousands)	March 31, 2007	March 25, 2006

Americas	$360	$104
Europe	2,233	4,191
Asia	748	1,950
Rest of the world	489	2,826

	$3,830	$9,071

6 Earnings (loss) per Share
Net loss and shares used in per share computations for the years ended March 31, 2007 and March 25, 2006 are as follows:

(In thousands except per share data)	March 31, 2007	March 25, 2006

Net loss	$(1,867)	$(961)

Weighted average:
Common shares outstanding	4,809	4,782
Potential common shares	—	—

Common shares assuming dilution	4,809	4,782

Net loss per share of common stock	(0.39)	(0.20)
Net loss per share of common stock assuming dilution	(0.39)	(0.20)
Stock options not included in computation	841	439

The number of stock options not included in the computation of diluted earnings per share (EPS) for the periods ended March 31, 2007 and March 25, 2006 are a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive.
7 Income Taxes
Following are the components of the provision for income taxes:

Years ended (in thousands)	March 31, 2007	March 25, 2006

Current
Federal	$—	$—
State	1	4

	1	4

Deferred	—	—
Federal	—	—

State	—	—

Provision for income taxes	$1	$4

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	Years ended
(in thousands)	March 31, 2007	March 25, 2006

Net operating loss carryforwards	$13,625	$14,083
Income tax credits	2,196	2,293
Inventory reserves and additional costs capitalized	2,486	2,515
Fixed assets depreciation	163	151
Accrued vacation	122	133
Accrued warranty	88	107
Deferred rent	98	159
Other accrued liabilities	235	155
Future state tax effect	(220)	(597)
Allowance for doubtful accounts	27	27

Subtotal	18,820	19,026
Valuation allowances	(18,820)	(19,026)

	$—	$—

The effective income tax expense differs from the amount computed by multiplying the statutory federal income tax by the loss before income tax expense due to the following:

	Years ended
(In thousands except percentages)	March 31, 2007		March 25, 2006

Statutory federal income tax expense (benefit)	$(635)	(34.0)%	$(335)	(34.0)%
Valuation allowance	(206)	(11.0)	149	15.2
Net operating loss generated from dissolution of subsidiaries	—	—	—	—
Expiration of net operating losses	805	43.1	437	44.5
State income tax, net of federal benefit	(109)	(5.8)	(57)	(5.8)
Other, net	146	7.8	(190)	(19.8)

Effective income tax expense	$1	.1%	$4	.4%

The decrease in valuation allowance from March 25, 2006 to March 31, 2007 was $206,000. The increase in valuation allowance from March 26, 2005 to March 25, 2006 was $149,000.
As of March 31, 2007 and March 25, 2006, the Company had pre-tax federal and state net operating loss carryforwards of $36,753,000 and $19,347,000 and $38,182,000 and $18,863,000 respectively, available to reduce future taxable income. The federal and state net operating loss carryforwards begin to expire from fiscal 2008 through 2027 and from 2008 through 2017, respectively. Federal net operating loss carryforwards of $11,334,000 are subject to an annual IRC 382 limitation of approximately $100,000. At March 31, 2007, the accumulated IRC 382 losses available for use are approximately $699,000. The federal and state income tax credits begin to expire from 2020 through 2025 and from 2009 through 2010, respectively. Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.
The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences, net of valuation allowances as of March 31, 2007.
8 Stock Options and Employee Benefit Plans
Stock Option Plans The Company established the 2000 Stock Option Plan and the 2005 Employee Incentive Plan, each of which provide for the granting of options for up to 700,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Options granted vest in one or more installments, ranging from 2003 to 2011 and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights, (SAR) which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 31, 2007, no SAR’s have been granted under the option plan. As of March 31, 2007, the total number of shares of common stock available for issuance is 474,975 under the 2000 and 2005 stock option plans. All outstanding options have a term of five years.
A summary of the changes in stock options outstanding for the years ended March 31, 2007 and March 25, 2006 is presented below:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding at March 26, 2005	648,100	$3.09	3.11	$1,202,209

Granted	—	—
Exercised	80,375	3.07
Forfeited/Expired	128,750	4.88

Outstanding at March 25, 2006	438,975	$2.57	2.7	$122,173

Granted	541,400	1.85
Exercised	—	—
Forfeited/Expired	139,475	2.85

Outstanding at March 31, 2007	840,900	$2.06	3.6	$149,624

Exercisable at March 31, 2007	214,750	$2.35	1.9	$8,128

As of March 31, 2007, there was $512,000 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.86 years.

There were 90,500 options vested during the year ended March 31, 2007. The total fair value of options vested during the year ended March 31, 2007 was $164,000. No cash was received from stock option exercises for the year ended March 31, 2007.
Following is a summary of stock option activity:

	Options	Total Options	Weighted Average Fair
	Exercisable	Outstanding	Value

Outstanding as of March 26, 2005	239,013	648,100	$3.089

Exercised		(80,375)	3.074
Forfeited		(128,750)	4.884
Granted		—	—

Outstanding as of March 25, 2006	203,475	438,975	$2.565

Exercised		—	—
Forfeited		(139,475)	2.845
Granted		541,400	1.846

Outstanding as of March 31, 2007	214,750	840,900	$2.056

Employee Stock Purchase Plan Under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation. As of March 31, 2007, 56,631 shares remain available for issuance under the Purchase Plan. There were no purchase rights granted in fiscal 2007 and 2006.
401(k) Plans The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans up to 20% of their defined compensation. The Company is required to match a percentage of the participants’ contributions in accordance with the plan. Participants vest ratably in Company contributions over a four-year period. Company contributions to the plans for fiscal 2007 and 2006 were approximately $20,000 and $24,000, respectively.
9 Commitments
The Company leases a 47,300 square foot facility located in San Ramon, California, under a twelve-year lease that commenced in April 1994, which was amended in July 2005 and now expires December 31, 2011. The Company leases a 33,400 square foot facility located in Santa Rosa, California, under a twenty-year lease that commenced in July 1993 and was amended in April 2003, to now expire May 31, 2013. The amendment resulted in a reduction of lease space and monthly lease costs.
ASCOR’s switching and connecting devices, are located in approximately 18,700 square feet in Fremont, California, under a lease that expires on June 30, 2009. The Company effectively abandoned this property as part of its restructuring plan as of March 31, 2007. The Company has an accrued loss of approximately $346,000 for future lease expense, net of estimated future sub-lease rental income. All of the above activities are conducted in the San Ramon facility effective April 1, 2007. As of March 31, 2007, the Company has not sub-leased the available space.
These facilities accommodate all of the Company’s present operations. The Company also leases other equipment under operating leases.

Total future minimum lease payments under these leases amount to approximately $5,322,000.

Fiscal years (in thousands)

2008	$1,217
2009	1,227
2010	1,036
2011	971
2012	814
Thereafter	57

$5,322

The aggregate rental expense was $1,324,000 and $1,335,000 in fiscal 2007 and 2006, respectively.
The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 31, 2007, total non-cancelable purchase orders were $1,062,000 through fiscal 2008.
10 Warranty Obligations
The Company records a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	March 31, 2007	March 25, 2006

Balance at beginning of year	$250	$378
Provision for current year sales	130	159
Warranty costs incurred	(173)	(287)

Balance at end of year	$207	$250

11 Restructuring
In an effort to improve results and make optimal use of its resources, Giga-tronics decided to integrate all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility. The Microsource subsidiary, located in Santa Rosa, California, remains strictly a manufacturing operation, with all product development work being performed in San Ramon. The impact on operations in the fourth quarter of fiscal 2007 was $361,000, which was comprised of one-time restructuring charges of $204,000 for the sublease accrual, $139,000 in severance costs and $18,000 for moving expenses.
12 Line of Credit
On June 20, 2005, the Company executed a commitment letter with a financial institution for a secured revolving line of credit for $2,500,000. The maximum amount that can be borrowed is limited to 80% of trade receivables, plus 25% of raw material and finished goods inventory up to $500,000. Interest is payable at prime plus 1%. The Company is required to comply with certain financial covenants under the arrangement. As of March 31, 2007, this credit line has not been utilized by the Company. The Company has re-negotiated a new line of credit effective June 18, 2007 which expires on June 17, 2008. The Company is in compliance with the covenants relating to the line of credit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Giga-tronics Incorporated
We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated and subsidiaries (the “Company”) as of March 31, 2007 and March 25, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated and subsidiaries as of March 31, 2007 and March 25, 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Perry-Smith LLP
Sacramento, California
June 11, 2007

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES .
None.
ITEM 8A. CONTROLS AND PROCEDURES
Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 13d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be included in this annual report have been made known to them in a timely fashion. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
ITEM 8B. OTHER INFORMATION
The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.
PART III
ITEM 9. DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information regarding directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2007.

GIGA-TRONICS INCORPORATED
EXECUTIVE OFFICERS

Name	Age	Position

George H. Bruns, Jr.	88	Chairman of the Board of Directors. Mr. Bruns was the Chief Executive Officer from January 1995 to April 2006. He provided seed financing for the Company in 1980 and has been a Director since inception. Mr. Bruns is General Partner of The Bruns Company, a private venture investment and management consulting firm. Mr. Bruns is a Director of Testronics, Inc. of McKinney, Texas.

John R. Regazzi	52	Chief Executive Officer and a Director of the Company since April 2006. Mr. Regazzi had been President and General Manager of Instrument Division since September 2005, and prior to that, was Vice President of Operations for Instrument Division from October 2004 through September 2005. Prior to that, he was Vice President of Engineering for Instrument Division from June 2001 through October 2004. Previous experience includes 22 years at Hewlett Packard and Agilent Technologies in various design and management positions associated with their microwave sweeper and synthesizer product lines. His final position at Agilent Technologies was as a senior engineering manager.

Patrick J. Lawlor	56	Vice President, Finance, Chief Financial Officer and Secretary of Giga-tronics, Inc. since February 2007. Mr. Lawlor was previously a Consultant to PDL BioPharma, Inc, and before that was the Vice President, Chief Financial Officer at SaRonix, LLC, a $90 million private company with international facilities. Prior to that he was the Chief Financial Officer with Aerojet Fine Chemicals, LLC, a $65 million subsidiary of GenCorp, and Vice President of Finance with Systems Chemistry, Inc. Mr. Lawlor spent 23 years with Westinghouse Electric Corporation, where he rose through numerous positions among various divisions, with his final position as Vice President of Finance and Controller.

Jeffrey T. Lum	61	President and a Director of the Board of ASCOR, Inc. since November 1987. Mr. Lum founded ASCOR in 1987 and has been President since inception. He was a founder and Vice President of Autek Systems Corporation, a manufacturer of precision waveform analyzers. Mr. Lum serves as Treasurer and a member of the Board of Directors for the Santa Clara Aquamaids, a non-profit organization dedicated to advancing athletes in synchronized swimming to the Olympics games.

ITEM 10. EXECUTIVE COMPENSATION
Information regarding the Company’s compensation of its executive officers is set forth under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2007.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of its Proxy Statement for the 2007 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2007 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2007.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2007.
ITEM 13. EXHIBITS
Reference is made to the Exhibit Index which is found on page 42 of this Annual Report on Form 10-KSB.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Perry-Smith LLP served as Giga-tronics’ independent auditors for the fiscal year ended March 31, 2007.
Audit Fees
Perry-Smith LLP’s fee for audit services for fiscal 2007 were $153,000 and for fiscal 2006 were $151,000.
Audit-Related Fees
There were no Perry-Smith LLP fees for audit-related services in fiscal 2007 or 2006.
Tax Fees
There were no Perry-Smith LLP fees for tax services for fiscal 2007 or 2006.
All Other Fees
We did not incur any fees payable to Perry-Smith LLP for other professional services in fiscal 2007 or 2006.
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

/s/ GEORGE H. BRUNS, JR. George H. Bruns, Jr.	Chairman of the Board of Directors	6/14/07 (Date)

/s/ JOHN R. REGAZZI John R. Regazzi	Chief Executive Officer (Principal Executive Officer) and Director	6/14/07 (Date)

/s/ PATRICK J. LAWLOR Patrick J. Lawlor	Vice President, Finance/Chief Financial Officer and Secretary (Principal Accounting Officer)	6/14/07 (Date)

/s/ JAMES A. COLE James A. Cole	Director	6/14/07 (Date)

/s/ KENNETH A. HARVEY	Director	6/15/07

Kenneth A. Harvey		(Date)

/s/ ROBERT C. WILSON	Director	6/15/07

Robert C. Wilson		(Date)

/s/ GARRETT A. GARRETTSON	Director	6/14/07

Garrett A. Garretson		(Date)

GIGA-TRONICS INCORPORATED
INDEX TO EXHIBITS
3.1	Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.

3.2	By-laws of Registrant, as amended, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 28, 1998, and incorporated herein by reference.

10.1	1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on November 3, 1997 as Exhibit 99.1 to Form S-8 (33-39403) and incorporated herein by reference.*

10.2	Standard form Indemnification Agreement for Directors and Officers, previously filed on June 21, 1999, as Exhibit 10.2 to Form 10-K for the fiscal year ended March 27, 1999 and incorporated herein by reference.*

10.3	Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as Exhibit 10.12 to Form 10-K for the fiscal year ended March 26, 1994 and incorporated herein by reference.

10.4	Employee Stock Purchase Plan, previously filed on August 29, 1997, as Exhibit 99.1 to Form S-8 (33-34719), and incorporated herein by reference.*

10.5	2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference.*

10.6	Amendment No. 1 to Employee Stock Purchase Plan, previously filed on September 24, 2001, as Exhibit 99.1 to Form S-8 (33-69688), and incorporated herein by reference.*

10.7	2005 Equity Incentive Plan incorporated herein by reference to Attachment A of the Registrant’s Proxy Statement filed July 21, 2005.*

21	Significant Subsidiaries. (See page 43 of this Annual Report on Form 10-KSB.)

23.1	Consent of Independent Registered Public Accounting Firm Perry-Smith LLP. (See page 44 of this Annual Report on Form 10-KSB.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act. (See page 45 of this Annual Report on Form 10-KSB.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act. (See page 46 of this Annual Report on Form 10-KSB.)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act. (See page 47 of this Annual Report on Form 10-KSB.)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act. (See page 48 of this Annual Report on Form 10-KSB.)

*	Management contract or compensatory plan or arrangement.