Form 10QSB
period 2007-06-30
GIGA TRONICS INC
filed 2007-08-06
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007

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
Common stock outstanding as of August 3, 2007: 4,809,021 shares
Transitional Small Business Disclosure Format (Check one) Yes ☐       No ☑

GIGA-TRONICS INCORPORATED

Item 1
Condensed Consolidated Balance Sheets

(In thousands except share data)	June 30, 2007	March 31, 2007
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,815	$1,804
Trade accounts receivable, net	2,394	2,750
Inventories	5,766	5,841
Prepaid expenses and other assets	465	360

Total current assets	10,440	10,755

Property and equipment, net	315	324
Other assets	29	82

Total assets	$10,784	$11,161

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$881	$1,106
Accrued commissions	231	192
Accrued payroll and benefits	678	666
Accrued warranty	195	207
Customer advances	563	681
Income taxes payable	2	—
Other current liabilities	498	623

Total current liabilities	3,048	3,475
Deferred rent	203	293

Total liabilities	3,251	3,768

Commitments
Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares issued and outstanding at June 30, 2007 and March 31, 2007	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,809,021 shares at June 30, 2007 and March 31, 2007 issued and outstanding	13,213	13,165
Accumulated deficit	(5,680)	(5,772)

Total shareholders’ equity	7,533	7,393

Total liabilities and shareholders’ equity	$10,784	$11,161

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements Of Operations

	Three Months Ended
(In thousands except per share data)	June 30, 2007	June 24, 2006
(Unaudited)
Net sales	$4,628	$3,386

Cost of sales	2,684	2,187

Gross profit	1,944	1,199

Product development	586	961
Selling, general and administrative	1,275	1,297
Restructuring	80	—

Operating expenses	1,941	2,258

Operating income (loss)	3	(1,059)

Other income	13	—
Interest income, net	14	29

Income (loss) from continuing operations before income taxes	30	(1,030)
Provision for income taxes	2	—

Income (loss) from continuing operations	28	(1,030)
Income on discontinued operations, net of income taxes	64	3

Net income (loss)	$92	$(1,027)

Basic and diluted net income (loss) per share:
From continuing operations	$0.01	$(0.21)
On discontinued operations	0.01	(0.00)

Basic and diluted net income (loss) per share	$0.02	$(0.21)

Shares used in per share calculation:
Basic	4,809	4,809

Diluted	4,863	4,809

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements Of Cash Flows

	Three Months Ended
(In thousands)	June 30, 2007	June 24, 2006
(Unaudited)
Cash flows from operations:
Net income (loss) (1)	$92	$(1,027)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	31	69
Share based compensation	48	4
Deferred rent	(90)	(24)
Changes in operating assets and liabilities	(48)	1,436

Net cash provided by operations	33	458

Cash flows from investing activities:
Proceeds from sale of equipment	—	2
Purchases of property and equipment	(22)	(146)

Net cash used in investing activities	(22)	(144)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Increase in cash and cash equivalents	11	314
Cash and cash equivalents at beginning of period	1,804	3,412

Cash and cash equivalents at end of period	$1,815	$3,726

     Supplementary disclosure of cash flow information:
(1)	No cash was paid for income taxes and interest in the three month periods ended June 30, 2007 and June 24, 2006.
See accompanying notes to unaudited condensed consolidated financial statements.

GIGA-TRONICS INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Giga-tronics (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended March 31, 2007.
Certain prior period amounts have been reclassified to conform with the current period’s presentation.
(2) Discontinued Operations
In the first quarter of 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The sales price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note is secured by collateral and in management’s opinion this collateral deteriorated during fiscal 2005. Accordingly, the Company considers the note receivable to be impaired and recorded a provision of loss of $250,000 through discontinued operations in the 2005 fiscal year. During the three month period ended June 30, 2007, the Company recorded $64,000 as income on discontinued operations due to the receipt of a payment of $18,000 on previously reserved receivables, a payment of $41,000 from the sale of a previously written off asset, and an adjustment of $5,000 to the sub-lease accrual.
(3) Revenue Recognition
The Company records revenue in accordance with Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements and SAB 104, Revenue Recognition. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is assured. This occurs when products are shipped, unless the arrangement involves acceptance terms. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.
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

(4) Inventories
Inventory is comprised of the following at June 30, 2007 and March 31, 2007:
Inventory

(In thousands)	June 30, 2007	March 31, 2007
Raw materials	$3,122	$3,163
Work-in-progress	1,916	2,128
Finished goods	335	209
Demonstration inventory	393	341

Total inventory	$5,766	$5,841

(5) Earnings Per Share
Basic earnings (loss) per share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options’ exercise price was above the average market price during the period. The shares used in per share computations are as follows:

	Three Months Ended
(In thousands except per share data)	June 30, 2007	June 24, 2006
Net income (loss)	$92	$(1,027)

Weighted average:
Common shares outstanding	4,809	4,809
Potential common shares	54	—

Common shares assuming dilution	4,863	4,809

Net income (loss) per share of common stock	$0.02	$(0.21)
Net income (loss) per share of common stock assuming dilution	0.02	(0.21)
Stock options not included in computation	525	467
The number of stock options not included in the computation of diluted EPS for the three month period ended June 30, 2007 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The number of stock options not included in the computation of diluted EPS for the three-month period ended June 24, 2006 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. The weighted average exercise price of excluded options was $2.32 and $2.46 as of June 30, 2007 and June 24, 2006 respectively.
(6) Stock Based Compensation
The Company established a 2005 Equity Incentive Plan, which provided for the granting of options for up to 700,000 shares of Common Stock. Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were no grants made in the first quarter of fiscal 2008 and there were 60,000 grants made in the first quarter of fiscal 2007.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company, for each of the three months ended June 30, 2007 and June 24, 2006.
In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes Merton option-pricing model and the following weighted average assumptions:

Three Months Ended
June 24, 2006
Dividend yield	None
Expected volatility	.51%
Risk-free interest rate	4.73%
Expected term (years)	5
The computation of expected volatility used in the Black-Scholes Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants. The risk-free interest rate is based on the U.S. Treasury rates with terms based on the expected term of the option on the date of grant.
As of June 30, 2007, there was $404,000 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.66 years. There were 12,500 options that vested during the quarter ended June 30, 2007. The total fair value of options vested during the quarter ended June 30, 2007 and June 24, 2006 was $16,500 and $1,600, respectively. No cash was received from stock option exercises for each of the three-month periods ended June 30, 2007 and June 24, 2006.
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
Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	June 30, 2007		June 24, 2006
		Net		Net
	Net Sales	Income (loss)	Net Sales	Income (loss)
Instrument Division	$2,433	$(344)	$1,770	$(642)
ASCOR	993	206	602	(279)
Microsource	1,202	173	1,014	(447)
Corporate	—	57	—	341

Total	$4,628	$92	$3,386	$(1,027)

(8) Warranty Obligations
The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended
(In thousands)	June 30, 2007	June 24, 2006
Balance at beginning of quarter	$207	$250
Provision for current quarter sales	53	42
Warranty costs incurred and adjustments	(65)	(48)

Balance at end of quarter	$195	$244

(9) Restructuring
In an effort to improve results and make optimal use of its resources, Giga-tronics decided to integrate all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility. The Microsource subsidiary, located in Santa Rosa, California, remains strictly a manufacturing operation, with all product development work being performed in San Ramon. The impact on operations in the first quarter of fiscal 2008 was a one-time restructuring charge of $80,000 in severance costs.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
The forward-looking statements included in this report including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends” and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.
Overview
Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In 2008, our business consisted of four operating and reporting segments: Instrument Division, ASCOR, Microsource and Corporate.
Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market. The Company has seen some improvement in its domestic and international defense business. Commercial orders for the quarter declined slightly due to delays in new product introductions.
The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues. The Company’s employees have been on salary reductions over the last four years. In April 2007, the Company reversed the prior salary reductions. In March 2007, the Company moved ASCOR’s engineering, sales and marketing, and administrative activities to the San Ramon, California facility, effectively abandoning its Fremont, California facility. As a result, the Company has accrued its future lease obligations, net of estimated sub-lease income, through June 2009. The Company is pursuing subleasing of this facility. Microsource sales and marketing and engineering activities were also consolidated into the San Ramon facility to better integrate our component development activities with the Company’s overall new product plans. The Microsource facility in Santa Rosa, California, however, remains open as a manufacturing operation.
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
While the management at Microsource estimates that prospects for new orders will improve in this new fiscal year, its short-term sales growth will be limited due to extended customer delivery schedules.
Results of Operations
New orders received from continuing operations in the first quarter of fiscal 2008 increased 70% to $4,980,000 from the $2,933,000 received in the first quarter of fiscal 2007. New orders increased primarily due to an increase in new military orders as follows:

New Orders

	Three Months Ended
(Dollars in thousands)	June 30, 2007	% change	June 24, 2006
Instrument Division	$2,392	26%	$1,898
ASCOR	2,052	206%	671
Microsource	536	47%	364

Total new orders	$4,980	70%	$2,933

All three divisions experienced an increase in new orders due to an increase in military demand in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.
The following table shows order backlog and related information at the end of the respective periods.
Backlog

	Three Months Ended
(Dollars in thousands)	June 30, 2007	% change	June 24, 2006
Backlog of unfilled orders	$8,791	(11%)	$9,876
Backlog of unfilled orders shippable within one year	5,898	3%	5,756
Previous fiscal year (FY) end backlog reclassified during quarter as shippable later than one year	126	97%	64
Net cancellations during quarter of previous FY quarter end one year backlog	—	—	38
Backlog at the end of the first quarter of fiscal 2008 decreased 11% as compared to the end of the same period last year. This is primarily due to Microsource being one year further into its five-year contract with Boeing valued at $7.6 million.
The allocation of net sales was as follows for the periods shown:
Allocation of Net Sales

	Three Months Ended
(Dollars in thousands)	June 30, 2007	% change	June 24, 2006
Instrument Division	$2,433	38%	$1,770
ASCOR	993	65%	602
Microsource	1,202	19%	1,014

Total net sales	$4,628	37%	$3,386

Fiscal 2008 first quarter net sales were $4,628,000, a 37% increase from the $3,386,000 in the first quarter of fiscal 2007. The increase in sales for all three divisions was primarily due to an increase in military demand. Sales at the Instrument Division increased 38% or $663,000, ASCOR sales increased 65% or $391,000 and sales at Microsource increased 19% or $188,000 during the first quarter of fiscal 2008 versus the first quarter of fiscal 2007.
Cost of sales were as follows for the periods shown:
Cost of Sales

	Three Months Ended
(Dollars in thousands)	June 30, 2007	% change	June 24, 2006
Cost of sales	$2,684	23%	$2,187
In the first quarter of fiscal 2008, our revenue increased by 37%, while our cost of sales increased 23% to $2,684,000 from $2,187,000 for the same period last year. This increase is primarily attributable to the increase in shipment levels, partially offset by 6.5% reduction in cost of sales percentage.

Operating expenses were as follows for the periods shown:
Operating Expenses

	Three Months Ended
(Dollars in thousands)	June 30, 2007	% change	June 24, 2006
Product development	$586	(39%)	$961
Selling, general and administrative	1,275	(2%)	1,297
Restructuring	80	—	—

Total operating expenses	$1,941	(14%)	$2,258

Operating expenses decreased 14% or $317,000 in the first quarter of fiscal 2008 over fiscal 2007 due to decreases of $375,000 in product development expenses and a decrease of $22,000 in selling, general and administrative expense. Product development costs decreased 39% or $375,000 for the three months ended June 30, 2007 as compared to the same period in the prior year. This was the result of the 2500 synthesizer placed in service and the restructuring that had previously occurred. Selling, general and administrative expenses decreased 2% or $22,000 for the first quarter of fiscal year 2008 compared to the prior year. The decrease is a result of $239,000 less in administrative expenses offset by higher commission expense of $126,000 and higher marketing expenses of $91,000. A one-time restructuring charge of $80,000 in severance costs was made in the first quarter of fiscal 2008.
Giga-tronics recorded net income of $92,000 or $0.02 per fully diluted share for the first quarter of fiscal 2008 versus a net loss of $1,027,000 or $0.21 per fully diluted share in the same period last year. A $2,000 provision for income taxes was incurred in the first quarter of fiscal 2008.
Financial Condition and Liquidity
As of June 30, 2007, Giga-tronics had $1,815,000 in cash and cash equivalents, compared to $1,804,000 as of March 31, 2007.
Working capital at June 30, 2007 was $7,392,000 compared to $7,280,000 at March 31, 2007. The increase in working capital was primarily due to lower accounts payable and accrued expenses in fiscal 2008.
The Company’s current ratio (current assets divided by current liabilities) at June 30, 2007 was 3.43 compared to 3.09 on March 31, 2007.
Cash provided by operations amounted to $33,000 in the first quarter of fiscal 2008. Cash provided by operations amounted to $458,000 in the first quarter of fiscal 2007. Cash provided by operations in the first quarter of fiscal 2008 is primarily attributed to the operating profit in the quarter and the net change in operating assets and liabilities. Cash provided by operations in the first quarter of fiscal 2007 is primarily attributed to the decrease in trade accounts receivable and increase in accounts payable offset by the operating loss in the quarter.
Additions to property and equipment were $22,000 in the first quarter of 2008 compared to $146,000 for the same period last year. The capital equipment spending in fiscal 2007 was due to an upgrade of capital equipment enabling the manufacture of new products being released.
On June 18, 2007, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowings under this line of credit during the period ended June 30, 2007. From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.

Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management has taken a conservative approach that the Company will not realize benefits of these deductible differences as of June 30, 2007. Management has, therefore, established a valuation allowance against its net deferred tax assets as of June 30, 2007.
Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of March 31, 2007, as required. The adoption of FIN 48 did not have a material impact on its consolidated financial positions, results of operations or cash flows.
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

Part II — OTHER INFORMATION
Item 1
Legal Proceedings
As of June 30, 2007, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
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

GIGA-TRONICS INCORPORATED
By:	(Registrant)
Date: August 3, 2007	/s/ JOHN R. REGAZZI
John R. Regazzi
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2007	/s/ PATRICK J. LAWLOR
Patrick J. Lawlor
Vice President, Finance/ Chief Financial Officer and Secretary (Principal Accounting Officer)