Form 10QSB
period 2007-09-29
GIGA TRONICS INC
filed 2007-11-06
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 29, 2007

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
Common stock outstanding as of November 6, 2007: 4,814,021 shares
Transitional Small Business Disclosure Format (Check one)     Yes   ☐     No   ☑

GIGA-TRONICS INCORPORATED

Part I — FINANCIAL INFORMATION
Item 1

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)	September 29, 2007	March 31, 2007
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,617	$1,804
Trade accounts receivable, net	2,591	2,750
Inventories	5,740	5,841
Prepaid expenses and other assets	383	360

Total current assets	10,331	10,755

Property and equipment, net	353	324
Other assets	19	82

Total assets	$10,703	$11,161

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$809	$1,106
Accrued commissions	206	192
Accrued payroll and benefits	555	666
Accrued warranty	181	207
Customer advances	538	681
Other current liabilities	443	623

Total current liabilities	2,732	3,475
Deferred rent	192	293

Total liabilities	2,924	3,768

Commitments
Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares issued and outstanding at September 29, 2007 and March 31, 2007	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,814,021 shares at September 29, 2007 and 4,809,021 at March 31, 2007 issued and outstanding	13,271	13,165
Accumulated deficit	(5,492)	(5,772)

Total shareholders’ equity	7,779	7,393

Total liabilities and shareholders’ equity	$10,703	$11,161

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(Unaudited)
Net sales	$4,651	$3,934	$9,279	$7,320

Cost of sales	2,570	2,077	5,254	4,264

Gross profit	2,081	1,857	4,025	3,056

Engineering	514	938	1,100	1,899
Selling, general and administrative	1,365	1,368	2,640	2,665
Restructuring	—	—	80	—

Operating expenses	1,879	2,306	3,820	4,564

Operating income (loss)	202	(449)	205	(1,508)

Other expense	13	—	—	—
Interest income, net	9	37	23	66

Income (loss) from continuing operations before income taxes	198	(412)	228	(1,442)
Provision for income taxes	—	1	2	1

Income (loss) from continuing operations	198	(413)	226	(1,443)
(Loss) income on discontinued operations, net of income taxes	(10)	10	54	13

Net income (loss)	$188	$(403)	$280	$(1,430)

Basic net income (loss) per share:
From continuing operations	$0.04	$(0.08)	$0.05	$(0.30)
On discontinued operations	(0.00)	0.00	0.01	0.00

Basic net income (loss) per share	$0.04	$(0.08)	$0.06	$(0.30)

Diluted net income (loss) per share:
From continuing operations	$0.04	$(0.08)	$0.05	$(0.30)
On discontinued operations	(0.00)	0.00	0.01	0.00

Diluted net income (loss) per share	$0.04	$(0.08)	$0.06	$(0.30)

Shares used in per share calculation:
Basic	4,810	4,809	4,810	4,809
Diluted	4,880	4,809	4,871	4,809
See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements Of Cash Flows
	Six Months Ended
(In thousands)	September 29, 2007	September 30, 2006
(Unaudited)
Cash flows from operations:

Net income (loss)	$280	$(1,430)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	65	124
Share based compensation	96	72
Deferred rent	(101)	(49)
Changes in operating assets and liabilities	(443)	1,319

Net cash (used in) provided by operations	(103)	36

Cash flows from investing activities:
Proceeds from sale of equipment	—	2
Purchases of property and equipment	(94)	(164)

Net cash used in investing activities	(94)	(162)

Cash flows from financing activities:
Issuance of common stock	10	—

Net cash provided by financing activities	10	—

Decrease in cash and cash equivalents	(187)	(126)
Cash and cash equivalents at beginning of period	1,804	3,412

Cash and cash equivalents at end of period	$1,617	$3,286

Supplementary disclosure of cash flow information:
Cash paid for income taxes was $2 for the six month period ended September 29, 2007. Cash paid for income taxes was $1 for the six month period ended September 30, 2006.
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
(2) Discontinued Operations
In the first quarter of fiscal 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The sales price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note is secured by collateral and in management’s opinion the value of this collateral deteriorated during fiscal 2005. Accordingly, the Company considers the note receivable to be impaired and has recorded a provision for loss of $250,000 through discontinued operations in the 2005 fiscal year. During the six month period ended September 29, 2007, the Company recorded $54,000 as income on discontinued operations due to the receipt of a payment of $18,000 on previously reserved receivables, a payment of $41,000 from the sale of a previously written off asset, and an adjustment of $5,000 to the sub-lease accrual.
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

(4) Inventories
Inventory is comprised of the following at September 29, 2007 and March 31, 2007:

Inventory
(In thousands)	September 29, 2007	March 31, 2007

Raw materials	$3,182	$3,163
Work-in-progress	2,004	2,128
Finished goods	184	209
Demonstration inventory	370	341

Total inventory	$5,740	$5,841

(5) Earnings (Loss) Per Share
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

	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income (loss)	$188	$(403)	$280	$(1,430)

Weighted average:
Common shares outstanding	4,810	4,809	4,810	4,809
Potential common shares	70	—	61	—

Common shares assuming dilution	4,880	4,809	4,871	4,809

Net income (loss) per share of common stock	0.04	(0.08)	0.06	(0.30)
Net income (loss) per share of common stock assuming dilution	0.04	(0.08)	0.06	(0.30)
Stock options not included in computation	393	698	393	698
The number of stock options not included in the computation of diluted EPS for the three and six month period ended September 29, 2007 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The number of stock options not included in the computation of diluted EPS for the three and six month periods ended September 30, 2006 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. The weighted average exercise price of excluded options was $2.45 and $2.03 as of September 29, 2007 and September 30, 2006 respectively.
(6) Stock Based Compensation
The Company established a 2005 Equity Incentive Plan, which provided for the granting of options for up to 700,000 shares of Common Stock. Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were no grants made in the first half of fiscal 2008. There were 328,900 option grants made in the six month period ended September 30, 2006.
SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company, for each of the three and six month periods ended September 29, 2007 and September 30, 2006.
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
As of September 29, 2007, there was $362,000 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.61 years. There were 61,000 and 13,100 options that vested during the three month periods ended September 29, 2007 and September 30, 2006, respectively. The total fair value of options vested during the three month periods ended September 29, 2007 and September 30, 2006 was $61,600 and $15,700, respectively. There were 73,500 and 19,500 options that vested during the six month periods ended September 29, 2007 and September 30, 2006, respectively. The total fair value of options vested during the six month periods ended September 29, 2007 and September 30, 2006 was $78,100 and $25,000, respectively. Cash received from the exercise of stock options for the three month period ended September 29, 2007 was $9,800. No cash was received from stock option exercises for the three month period ended September 30, 2006.
(7) Industry Segment Information
The Company has four reportable segments: Giga-tronics Instrument Division, ASCOR, Microsource and Corporate. Giga-tronics Instrument Division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments and devices. Corporate handles the financing needs of each segment and lends funds to each segment as required. Transactions and balances between segments are eliminated in consolidation.

Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	September 29, 2007		September 30, 2006
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$2,021	$(319)	$1,606	$(668)
ASCOR	1,563	488	885	(130)
Microsource	1,067	56	1,443	70
Corporate	—	(27)	—	316

Total	$4,651	$198	$3,934	$(412)

	Six Months Ended
(In thousands)	September 29, 2007		September 30, 2006
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Giga-tronics Instrument	$4,454	$(663)	$3,376	$(1,310)
ASCOR	2,556	694	1,487	(409)
Microsource	2,269	229	2,457	(377)
Corporate	—	(32)	—	654

Total	$9,279	$228	$7,320	$(1,442)

(8) Warranty Obligations
The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Balance at beginning of period	$195	$244	$207	$250
Provision, net	26	(26)	79	16
Warranty costs incurred	(40)	(28)	(105)	(76)

Balance at end of period	$181	$190	$181	$190

(9) Restructuring
In an effort to improve results and make optimal use of its resources, Giga-tronics decided to integrate all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility. The Microsource subsidiary, located in Santa Rosa, California, remains strictly a manufacturing operation, with all product development work being performed in San Ramon. The impact on operations for the six month period ended September 29, 2007 was a one-time restructuring charge of $80,000 in severance costs.
(10) Recent Accounting Pronouncements
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
Overview
Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In fiscal year 2008, our business has consisted of four operating and reporting segments: Instrument Division, ASCOR, Microsource and Corporate.
Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market. The Company has seen some reduction in defense orders for the second quarter versus the first quarter of fiscal 2008. However, defense orders have improved on a year to date basis for fiscal 2008 versus fiscal 2007. The Company has seen some improvement in commercial orders for the second quarter versus the first quarter of fiscal 2008, whereas year to date commercial orders are down in fiscal 2008 versus fiscal 2007. On a year to date basis, total orders are relatively flat.
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
Results of Operations
New orders received from continuing operations in the second quarter of fiscal 2008 decreased 36% to $3,751,000 from the $5,812,000 received in the second quarter of fiscal 2007. Orders received for the first half of fiscal 2008 remained relatively flat as compared to the first half of fiscal 2007. Orders received for the six month period ended September 29, 2007 and September 30, 2006 were $8,731,000 and $8,745,000, respectively.

New orders by segment were as follows for the fiscal periods shown:

New Orders

	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 29, 2007	% change	September 30, 2006	September 29, 2007	% change	September 30, 2006

Instrument Division	$2,304	6%	$2,169	$4,696	16%	$4,067
ASCOR	1,232	(19%)	1,528	3,284	49%	2,199
Microsource	215	(90%)	2,115	751	(70%)	2,479

Total	$3,751	(36%)	$5,812	$8,731	—	$8,745

Orders at the Instrument Division increased for the three and six month periods ended September 29, 2007 primarily due to an increase in commercial demand for its products. Orders at ASCOR decreased in the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007 primarily due to a decrease in commercial demand for its products, whereas orders for ASCOR increased for the six month period ended September 29, 2007 due to an increase in military demand for its products. Orders at Microsource decreased for the three and six month periods ended September 29, 2007 primarily due to a decrease in commercial demand for its products.
The following table shows order backlog and related information at the end of the respective periods:

(Dollars in thousands)	September 29, 2007	% Change	September 30, 2006

Backlog of unfilled orders	$7,891	(33%)	$11,754
Backlog of unfilled orders shippable within one year	5,389	(33%)	7,980
Previous fiscal year (FY) quarter end backlog reclassified during year as shippable later than one year	297	70%	175
Net cancellations during year of previous FY quarter end one-year backlog	—	—	862
Backlog at the end of the first half of fiscal 2008 decreased 33% as compared to the end of the same period last year. This is primarily due to Microsource being one year further into its five-year contract with Boeing valued at $7.6 million
The allocation of net sales was as follows for the fiscal periods shown:

Net Sales

	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 29, 2007	% change	September 30, 2006	September 29, 2007	% change	September 30, 2006

Instrument Division	$2,021	26%	$1,606	$4,454	32%	$3,376
ASCOR	1,563	77%	885	2,556	72%	1,487
Microsource	1,067	(26%)	1,443	2,269	(8%)	2,457

Total	$4,651	18%	$3,934	$9,279	27%	$7,320

Fiscal 2008 second quarter net sales from continuing operations were $4,651,000, an 18% increase from the $3,934,000 in the second quarter of fiscal 2007. Sales at the Instrument Division increased 26% or $415,000, ASCOR sales increased 77% or $678,000 and sales at Microsource decreased 26% or $376,000 during the second quarter of fiscal 2008 versus the second quarter of fiscal 2007. For the six months ended September 29, 2007 sales increased 27% to $9,279,000 from $7,320,000 for the same period in the prior year. Sales at the Instrument Division increased 32% or $1,078,000, ASCOR sales increased 72% or $1,069,000 and sales at Microsource decreased 8% or $188,000 during the first half of fiscal 2008 versus the first half of fiscal 2007. The increase in sales at the Instrument Division for the second quarter of fiscal 2008 was a result of an increase in commercial shipments, whereas the increase in sales for the first half of fiscal 2008 was primarily a result of an increase in military shipments. The increase in ASCOR sales for the three and six month periods ended September 29, 2007 was primarily due to an increase in military demand for its products. The decrease in shipments at Microsource for the three and six month periods ended September 29, 2007 is due to lower shipping requirements for that year on a five year contract with Boeing.

Cost of sales was as follows for the fiscal periods shown:

Cost of Sales

	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 29, 2007	% change	September 30, 2006	September 29, 2007	% change	September 30, 2006

Cost of sales	$2,570	24%	$2,077	$5,254	23%	$4,264
In the second quarter of fiscal 2008, cost of sales from continuing operations increased 24% to $2,570,000 from $2,077,000 for the same period last year primarily due to an increase in shipment levels. For the six months ended September 29, 2007, cost of sales from continuing operations increased 23% to $5,254,000 from $4,264,000 for the similar period ended September 30, 2006. This increase is primarily attributable to an increase in shipment levels and, on a year to date basis, the total cost of sales ratio has gone down one percent.
Operating expenses were as follows for the fiscal periods shown:

Operating Expenses

	Three Months Ended			Six Months Ended
(Dollars in thousands)	September 29, 2007	% change	September 30, 2006	September 29, 2007	% change	September 30, 2006

Engineering	$514	(45%)	$938	$1,100	(42%)	$1,899
Selling, general and administrative	1,365	—	1,368	2,640	(1%)	2,665
Restructuring	—	—	—	80	—	—

Total	$1,879	(19%)	$2,306	$3,820	(16%)	$4,564

Operating expenses from continuing operations decreased 19% or $427,000 in the second quarter of fiscal 2008 over fiscal 2007. This was the result of the restructuring that had previously occurred in the first quarter of fiscal 2008. Engineering costs from continuing operations decreased 45% or $424,000 in the second quarter of fiscal 2008. Selling, general and administrative expenses from continuing operations decreased less than one percent or $3,000 for the second quarter of fiscal year 2008 compared to the same period in the prior year. The decrease is a result higher commission expenses of $148,000 on higher commissionable sales for the quarter, offset by lower administrative expenses of $151,000.
Operating expenses from continuing operations decreased 16% or $744,000 for the six months ended September 29, 2007 over the same period for the prior year. This was the result of the restructuring that had previously occurred. A one-time restructuring charge of $80,000 in severance costs was made in the first quarter of fiscal 2008. Engineering costs from continuing operations decreased 42% or $799,000 for the six month period ended September 29, 2007. Selling, general and administrative expenses from continuing operations decreased 1% or $25,000 for the six month period ended September 29, 2007. The decrease is a result higher commission expenses of $274,000 on higher commissionable sales for the quarter and higher marketing expenses of $89,000, offset by lower administrative expenses of $388,000.
Giga-tronics recorded net income of $188,000 or $0.04 per fully diluted share for the second quarter of fiscal 2008 versus a net loss of $403,000 or $0.08 per fully diluted share in the same period last year. Giga-tronics recorded net income of $280,000 or $0.06 per fully diluted share for the first half of fiscal 2008 versus a net loss of $1,430,000 or $0.30 per fully diluted share in the same period last year.
Financial Condition and Liquidity
As of September 29, 2007, Giga-tronics had $1,617,000 in cash and cash equivalents, compared to $1,804,000 as of March 31, 2007.
Working capital at September 29, 2007 was $7,599,000 compared to $7,280,000 at March 31, 2007. The increase in working capital was primarily due to lower accounts payable and accrued expenses in fiscal 2008.

The Company’s current ratio (current assets divided by current liabilities) at September 29, 2007 was 3.8 compared to 3.09 on March 31, 2007.
Cash used in operations amounted to $103,000 in the first half of fiscal 2008. Cash provided by operations amounted to $36,000 in the same period of fiscal 2007. Cash used by operations in the first half of fiscal 2008 is primarily attributed to the net change in operating assets and liabilities offset by the operating income in the year. Cash provided by operations in the first half of fiscal 2007 was primarily attributed to the net change in operating assets and liabilities offset by the operating loss in the year.
Additions to property and equipment were $94,000 in the first half of fiscal 2008 compared to $164,000 for the same period last year. The capital equipment spending in fiscal 2008 was due to the implementation of the ERP (Enterprise Resource Plan) system at Microsource. The capital equipment spending in fiscal 2007 was due to an upgrade of capital equipment enabling the manufacture of new products being released.
On June 18, 2007, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowings under this line of credit during the period ended September 29, 2007.
From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.
Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management has taken a conservative approach that the Company will not realize benefits of these deductible differences as of September 29, 2007. Management has, therefore, established a valuation allowance against its net deferred tax assets as of September 29, 2007.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Giga-tronics’ core business of test and measurement, as well as components for the wireless communications market has improved. The Company’s backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due. If the market should decline further, then shipments in the current year could fall short of plan resulting in a decline in earnings or further losses.
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

Item 3
Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1
Legal Proceedings
     As of November 6, 2007, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
Item 4
Submission of matters to a vote of security holders
     Annual Meeting of stockholders was held on September 25, 2007.
(1)	The vote for the nominated Directors was as follows:

Nominee	In Favor	Withheld
George H. Bruns, Jr.	3,566,327	81,928
James A. Cole	3,566,327	81,928
Garrett A. Garrettson	3,561,627	86,628
Kenneth A. Harvey	3,563,627	84,628
John R. Regazzi	3,566,527	81,728
Robert C. Wilson	3,563,427	84,828
(2)	Other matters voted upon at the meeting were as follows:
(a)	Ratification of the selection of Perry-Smith LLP as independent public accountants for the fiscal year 2008 was approved as follows:

	No. of Votes on Proposal	Percent of Votes Cast
For	3,616,883	99.14%
Against	13,719	0.38%
Abstain	17,653	0.48%
Quorum	3,648,255	100.00%
Broker non-voted Shares = 0
Outstanding shares on Record Date = 4,809,021
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

GIGA-TRONICS INCORPORATED (Registrant)
Date: November 6, 2007	By:	/s/ JOHN R. REGAZZI
John R. Regazzi
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2007		/s/ PATRICK J. LAWLOR
Patrick J. Lawlor
Vice President, Finance/ Chief Financial Officer and Secretary (Principal Accounting Officer)