Form 10-Q
period 2007-12-29
GIGA TRONICS INC
filed 2008-02-11
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 29, 2007

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common stock outstanding as of February 8, 2008: 4,814,021 shares
Transitional Small Business Disclosure Format (Check one)     Yes ☐     No ☑

GIGA-TRONICS INCORPORATED

Item 1
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	December 29, 2007	March 31, 2007

(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,840	$1,804
Trade accounts receivable, net	3,237	2,750
Inventories	5,253	5,841
Prepaid expenses	284	360

Total current assets	10,614	10,755

Property and equipment, net	348	324
Other assets	31	82

Total assets	$10,993	$11,161

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$886	$1,106
Accrued commissions	197	192
Accrued payroll and benefits	636	666
Accrued warranty	172	207
Customer advances	609	681
Other current liabilities	450	623

Total current liabilities	2,950	3,475
Deferred rent	182	293

Total liabilities	3,132	3,768

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares issued and outstanding at December 29, 2007 and March 31, 2007	—	—
Common stock of no par value;
Authorized 40,000,000 shares; 4,814,021 shares at December 29, 2007 and 4,809,021 shares at March 31, 2007 issued and outstanding	13,322	13,165
Accumulated deficit	(5,461)	(5,772)

Total shareholders’ equity	7,861	7,393

Total liabilities and shareholders’ equity	$10,993	$11,161

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006

(Unaudited)
Net sales	$4,953	$5,564	$14,232	$12,884

Cost of sales	2,904	3,170	8,158	7,434

Gross profit	2,049	2,394	6,074	5,450

Engineering	520	949	1,620	2,848
Selling, general and administrative	1,454	1,429	4,094	4,094
Restructuring	—	—	80	—

Operating expenses	1,974	2,378	5,794	6,942

Operating income (loss)	75	16	280	(1,492)

Other expense	30	—	30	—
Interest income, net	6	25	29	91

Income (loss) from continuing operations before income taxes	51	41	279	(1,401)
Provision for income taxes	—	—	2	1

Income (loss) from continuing operations	51	41	277	(1,402)
(Loss) income on discontinued operations, net of income taxes	(20)	17	34	30

Net income (loss)	$31	$58	$311	$(1,372)

Basic earnings (loss) per share:
From continuing operations	$0.01	$0.01	$0.05	$(0.29)
On discontinued operations	(0.00)	0.00	0.01	0.00

Basic earnings (loss) per share	$0.01	$0.01	$0.06	$(0.29)

Diluted earnings (loss) per share:
From continuing operations	$0.01	$0.01	$0.05	$(0.29)
On discontinued operations	(0.00)	0.00	0.01	0.00

Diluted earnings (loss) per share	$0.01	$0.01	$0.06	$(0.29)

Shares used in per share calculation:
Basic	4,814	4,809	4,811	4,809
Diluted	4,913	4,884	4,884	4,809
See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands)	December 29, 2007	December 30, 2006

(Unaudited)
Cash flows used in operations:

Net income (loss)	$311	$(1,372)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	95	175
Loss on sale of fixed asset	2	—
Share based compensation	147	119
Deferred rent	(111)	(71)
Changes in operating assets and liabilities	(297)	557

Net cash provided by (used) in operations	147	(592)

Cash flows from investing activities:
Proceeds from sales of equipment	—	2
Purchases of property and equipment	(121)	(176)

Net cash used in investing activities	(121)	(174)

Cash flows from financing activities:
Issuance of common stock	10	—

Increase (decrease) in cash and cash equivalents	36	(766)
Cash and cash equivalents at beginning of period	1,804	3,412

Cash and cash equivalents at end of period	$1,840	$2,646

Supplementary disclosure of cash flow information (in thousands):
Cash paid for income taxes was $2 for the nine month period ended December 29, 2007. Cash paid for income taxes was $1 for the nine month period ended December 30, 2006.
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
(2) Discontinued Operations
In the first quarter of fiscal 2004, Giga-tronics discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years. In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix Division and recognized a gain of $53,000 in connection with the sale. The sales price was $300,000. The Company received a $50,000 cash payment from the buyer and a $250,000 note receivable with $50,000 due in May 2004 and quarterly installments of $25,000 due beginning in July 2004. The Company agreed to reschedule the payment due in May 2004 to August 2004 and, to date, has not received payments due. The note is secured by collateral and in management’s opinion the value of this collateral deteriorated during fiscal 2005. Accordingly, the Company considers the note receivable to be impaired and has recorded a provision for loss of $250,000 through discontinued operations in the 2005 fiscal year. During the nine month period ended December 29, 2007, the Company recorded $34,000 as income on discontinued operations due to the receipt of a payment of $18,000 on previously reserved receivables, a payment of $41,000 from the sale of a previously written off asset, and an adjustment of $25,000 to the sub-lease accrual.
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

(4) Inventories
Inventory is comprised of the following at December 29, 2007 and March 31, 2007:

Inventory
(In thousands)	December 29, 2007	March 31, 2007

Raw materials	$2,966	$3,163
Work-in-progress	1,632	2,128
Finished goods	277	209
Demonstration inventory	378	341

Total inventory	$5,253	$5,841

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

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006

Net income (loss)	$31	$58	$311	$(1,372)

Weighted average:
Common shares outstanding	4,814	4,809	4,811	4,809
Potential common shares	99	75	73	—

Common shares assuming dilution	4,913	4,884	4,884	4,809

Net income (loss) per share of common stock	0.01	0.01	0.06	(0.29)
Net income (loss) per share of common stock assuming dilution	0.01	0.01	0.06	(0.29)
Stock options not included in computation	393	478	393	776
The number of stock options not included in the computation of diluted EPS for the three and nine month period ended December 29, 2007 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The number of stock options not included in the computation of diluted EPS for the three month period ended December 30, 2006 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive. The number of stock options not included in the computation of diluted EPS for the nine month period ended December 30, 2006 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive. The weighted average exercise price of excluded options was $2.45 and $2.45 as of December 29, 2007 and December 30, 2006 respectively.
(6) Stock Based Compensation
The Company established a 2005 Equity Incentive Plan, which provided for the granting of options for up to 700,000 shares of Common Stock. Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were 152,000 option grants made in the three and nine month periods ended December 29, 2007. There were 120,000 and 448,900 option grants made in the three and nine month periods ended December 30, 2006, respectively.

SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company, for each of the three and nine month periods ended December 29, 2007 and December 30, 2006.
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
As of December 29, 2007, there was $472,000 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.68 years. There were 27,500 options that vested during the three month period ended December 29, 2007. The total fair value of options vested during the three month period ended December 29, 2007 was $45,000. No options were vested during the three month period ended December 30, 2006. There were 101,000 and 19,500 options that vested during the nine month period ended December 29, 2007 and December 30, 2006, respectively. The total fair value of options vested during the nine month period ended December 29, 2007 and December 30, 2006 was $123,000 and $30,000, respectively. Cash received from the exercise of stock options for the nine month period ended December 29, 2007 was $10,000. No cash was received from stock option exercises for the three and nine month periods ended December 30, 2006.
(7) Significant Customers and Industry Segment Information
The Company has four reportable segments: Instrument Division, ASCOR, Microsource and Corporate. The Instrument Division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems. ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. Microsource develops and manufactures a broad line of YIG (Yitrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments and devices. Corporate handles the financing needs of each segment and lends funds to each segment as required; the loans are eliminated in consolidation.

Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	December 29, 2007		December 30, 2006
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Instrument Division	$2,306	$(366)	$2,734	$(407)
ASCOR	1,693	453	1,260	23
Microsource	954	(14)	1,570	6
Corporate	—	(22)	—	419

Total	$4,953	$51	$5,564	$41

	Nine Months Ended
(In thousands)	December 29, 2007		December 30, 2006
		Pre-tax		Pre-tax
	Net Sales	Income (loss)	Net Sales	Income (loss)
Instrument Division	$6,760	$(1,029)	$6,110	$(1,717)
ASCOR	4,249	1,147	2,747	(386)
Microsource	3,223	215	4,027	(371)
Corporate	—	(54)	—	1,073

Total	$14,232	$279	$12,884	$(1,401)

(8) Warranty Obligations
The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006

Balance at beginning of period	$181	$190	$207	$250
Provision, net	10	36	86	52
Warranty costs incurred	(19)	(30)	(121)	(106)

Balance at end of period	$172	$196	$172	$196

(9) Restructuring
In an effort to improve results and make optimal use of its resources, Giga-tronics decided to integrate all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility. The Microsource subsidiary, located in Santa Rosa, California, remains strictly a manufacturing operation, with all product development work being performed in San Ramon. The impact on operations for the nine month period ended December 29, 2007 was a one-time restructuring charge of $80,000 in severance costs.
(10) Income Taxes
In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48, (FIN 48) Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company has adopted FIN 48 as of April 1, 2007.
The Company previously recognized income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.
The provisions of FIN 48 have been applied to all tax positions of the Company as of April 1, 2007. There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three or nine months ended December 29, 2007. The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.
(11) Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not determined the effect that the adoption of FAS 157 will have on its consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“FAS 159”). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value at specified election dates. The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. The provisions of FAS 159 are effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management did not elect to early adopt FAS 159 and has not yet completed its evaluation of the impact that FAS 159 may have on the Company’s financial position, results of operations or cash flows.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No 141 (revised 2007), Business Combinations (“SFAS No 141R”). SFAS No 141R among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
The forward-looking statements included in this report including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, “intends” and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Overview
Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In fiscal year 2008, our business has consisted of four operating and reporting segments: Instrument Division, ASCOR, Microsource and Corporate.
Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market. The Company has seen some improvement in defense orders for the third quarter versus the second quarter of fiscal 2008. In addition, defense orders have improved on a year to date basis for fiscal 2008 versus fiscal 2007. The Company has seen some improvement in commercial orders for the third quarter versus the second quarter of fiscal 2008, whereas year to date commercial orders are down in fiscal 2008 versus fiscal 2007.
The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues. The Company’s employees have been on salary reductions over the last four years. In April 2007, the Company restored the prior salary reductions. In March 2007, the Company moved ASCOR’s engineering, sales and marketing, and administrative activities to the San Ramon, California facility, effectively abandoning its Fremont, California facility. As a result, the Company has accrued its future lease obligations, net of estimated sub-lease income, through June 2009. The Company is pursuing subleasing of this facility. Microsource sales and marketing and engineering activities were also consolidated into the San Ramon facility to better integrate our component development activities with the Company’s overall new product plans. The Microsource facility in Santa Rosa, California, however, remains open as a manufacturing operation.
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
Results of Operations
New orders received from continuing operations in the third quarter of fiscal 2008 increased 32% to $4,905,000 from the $3,714,000 received in the third quarter of fiscal 2007. Orders for the nine months ended December 29, 2007 increased 9% to $13,636,000 as compared to $12,459,000 for the same period a year ago.

New orders by segment were as follows for the fiscal periods shown:

New Orders

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 29, 2007	% change	December 30, 2006	December 29, 2007	% change	December 30, 2006

Instrument Division	$2,234	(5%)	$2,343	$6,930	8%	$6,410
ASCOR	1,551	44%	1,078	4,835	48%	3,277
Microsource	1,120	282%	293	1,871	(33%)	2,772

Total	$4,905	32%	$3,714	$13,636	9%	$12,459

Orders at the Instrument Division decreased in the third quarter of fiscal 2008 primarily due to a decrease in military demand for its products. Orders at ASCOR and Microsource improved in the third quarter of fiscal 2008 primarily due to an increase in military demand for its products. Orders at the Instrument Division for the nine month period ended December 29, 2007 increased principally due to an increase in commercial demand for its products. Orders at ASCOR improved for the nine month period ended December 29, 2007 primarily due to an increase in military demand for its products. Orders at Microsource decreased for the nine month period ended December 29, 2007 primarily due to a decrease in commercial demand for its products.
The following table shows order backlog and related information at the end of the respective periods.

	Three Months Ended
(Dollars in thousands)	December 29, 2007	% Change	December 30, 2006

Backlog of unfilled orders	$7,843	(21%)	$9,904
Backlog of unfilled orders shippable within one year	4,510	(30%)	6,413
Previous fiscal year end (FYE) quarter backlog reclassified during year as shippable later than one year	33	6%	31
Net cancellations during year of previous FYE one-year backlog	—	—	4
Backlog at the end of the third quarter of 2008 decreased 21% as compared to the end of the same period last year due to higher year-to-date shipments.
Net sales by segment were as follows for the fiscal periods shown:

Allocation of Net Sales by Segment

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 29, 2007	% change	December 30, 2006	December 29, 2007	% change	December 30, 2006

Instrument Division	$2,306	(16%)	$2,734	$6,760	11%	$6,110
ASCOR	1,693	34%	1,260	4,249	55%	2,747
Microsource	954	(39%)	1,570	3,223	(20%)	4,027

Total	$4,953	(11%)	$5,564	$14,232	11%	$12,884

The decrease in sales at the Instrument Division for the third quarter of fiscal 2008 was a result of a decrease in military demand for its products, whereas the increase in sales for the nine month period ended December 29, 2007 was primarily a result of an increase in commercial shipments. The increase in ASCOR sales for the three and nine month periods ended December 29, 2007 was primarily due to an increase in military demand for its products. The decrease in shipments at Microsource for the three and nine month periods ended December 29, 2007 is due to lower shipping requirements for that year on a five year contract with Boeing.
Cost of sales was as follows for the fiscal periods shown:

Cost of Sales

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 29, 2007	% change	December 30, 2006	December 29, 2007	% change	December 30, 2006

Cost of sales	$2,904	(8%)	$3,170	$8,158	10%	$7,434

In the third quarter of fiscal 2008, cost of sales from continuing operations decreased primarily due to the unfavorable manufacturing variances resulting from lower sales. For the nine months ended December 29, 2007, the cost of sales from continuing operations increased primarily due to an increase in shipment levels.
Operating expenses were as follows for the fiscal periods shown:

Operating Expenses

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	December 29, 2007	% change	December 30, 2006	December 29, 2007	% change	December 30, 2006

Engineering	$520	(45%)	$949	$1,620	(43%)	$2,848
Selling, general and administrative	1,454	2%	1,429	4,094	—	4,094
Restructuring	—	—	—	80	—	—

Total	$1,974	(17%)	$2,378	$5,794	(16%)	$6,942

Operating expenses from continuing operations decreased 17% or $404,000 in the third quarter of fiscal 2008 over 2007 due to the restructuring. Engineering costs from continuing operations decreased 45% or $429,000 in the third quarter of fiscal 2008. Selling, general and administrative expenses from continuing operations increased 2% or $25,000 for the third quarter of fiscal year 2008 compared to the same period in the prior year. The increase is a result of higher marketing expenses of $61,000, offset by lower administrative expenses of $18,000 and lower commission expense of $18,000.
Operating expenses from continuing operations decreased 16% or $1,148,000 for the nine months ended December 29, 2007 from the same period for the prior year. This was the result of the restructuring that had previously occurred. A one-time restructuring charge of $80,000 in severance costs was made in the first quarter of fiscal 2008. Engineering costs from continuing operations decreased 43% or $1,228,000 for the nine month period ended December 29, 2007. Selling, general and administrative expenses from continuing operations remained flat for the nine months ended December 29, 2007 as compared to the same period in the prior year. For the nine month period ended December 29, 2007, commission expenses increased $256,000 on higher commissionable sales, marketing expenses increased $150,000, while administrative expenses decreased $406,000 from the same period in the prior year.
Giga-tronics recorded a net profit of $31,000 or $0.01 per fully diluted share for the third quarter of fiscal 2008 versus a net profit of $58,000 or $0.01 per fully diluted share in the same period last year. Giga-tronics recorded a net profit of $311,000 or $0.06 per fully diluted share for the nine months ended December 29, 2007 versus a net loss of $1,372,000 or $0.29 per fully diluted share in the same period last year.
Financial Condition and Liquidity
As of December 29, 2007, Giga-tronics had $1,840,000 in cash and cash equivalents, compared to $1,804,000 as of March 31, 2007.
Working capital at the end of the third quarter of fiscal 2008 was $7,664,000 compared to $7,280,000 at March 31, 2007. The increase in working capital was primarily due to lower accounts payable and accrued expenses in fiscal 2008.
The Company’s current ratio at December 29, 2007 was 3.6 compared to 3.09 on March 31, 2007.
Cash provided by operations amounted to $147,000 for the nine month period ended December 29, 2007. Cash used by operations was $592,000 in the same period of fiscal 2007. Cash provided by operations for the first nine months of fiscal 2008 is primarily attributed to net change in operating assets and liabilities offset by the operating income in the year. Cash used in operations for the first nine months of fiscal 2007 was primarily attributed to the net change in operating assets and liabilities offset by the operating loss in the year.

Additions to property and equipment were $121,000 for the nine months ended December 29, 2007 compared to $176,000 for the same period last year. The capital equipment spending in fiscal 2008 was due to the implementation of the Enterprise Resource Plan (ERP) system at Microsource. The capital equipment spending in fiscal 2007 was due to an upgrade of capital equipment enabling the manufacture of new products being released.
On June 18, 2007, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%. The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company. The Company had no borrowings under this line of credit during the period ended December 29, 2007.
From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market. Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.
Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management has taken a conservative approach that the Company will not realize benefits of these deductible differences as of December 29, 2007. Management has, therefore, established a valuation allowance against its net deferred tax assets as of December 29, 2007.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 11 to the condensed Consolidated Financial Statements included in this report.

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
Giga-tronics’ core business of test and measurement, as well as the market for components for wireless communications has remained flat while military orders have increased. The Company’s backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due. If the market should decline further, then shipments in the current year could fall short of plan resulting in a decline in earnings or possible losses.
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

Part II — OTHER INFORMATION
Item 1
Legal Proceedings
As of February 8, 2008, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.
Item 5
Other Information
On November 13, 2007, the Company granted options to acquire 15,000 shares of the Company’s common stock to Patrick J. Lawlor, Chief Financial Officer and options to acquire 10,000 shares of common stock to Jeffrey T. Lum, president of the Company’s ASCOR division. The exercise price for all options was $1.85, the closing price for the common stock on the Nasdaq market that day. The options vest in annual increments over four years and expire on the fifth anniversary of the grant.
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

GIGA-TRONICS INCORPORATED (Registrant)
By:

Date: February 8, 2008	/s/ JOHN R. REGAZZI
John R. Regazzi
President and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2008	/s/ PATRICK J. LAWLOR
Patrick J. Lawlor
VP Finance/Chief Financial Officer & Secretary (Principal Accounting Officer)