Form 10-K
period 2008-03-29
GIGA TRONICS INC
filed 2008-06-12
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2008 ,
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [ X ]    No  [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  [   ]    No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  [ X ]   No  [   ]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes   [  ]    No  [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 28, 2007 was $9,058,171.

There were a total of 4,824,021 shares of the Registrant’s Common Stock outstanding as of June 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2008 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 29, 2008.

PART 1

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

ITEM 1.  DESCRIPTION OF BUSINESS

General

Giga-tronics Incorporated (Giga-tronics, or the Company) includes operations of Giga-tronics Instrument Division, ASCOR Inc. (ASCOR) and Microsource Inc. (Microsource).  As of April 1, 2008, ASCOR Inc. was merged into and is now a division of Giga-tronics Incorporated.

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

Giga-tronics was incorporated on March 5, 1980.  Its principal executive offices are located at 4650 Norris Canyon Road, San Ramon, California, and its telephone number at that location is (925) 328-4650.

Effective July 23, 1996, Giga-tronics acquired ASCOR.  ASCOR, previously located in Fremont, California, designs, manufactures, and markets a line of switching and connecting devices that link together many specific purpose instruments that comprise a portion of automatic test systems.  ASCOR offers a family of switching and interface test adapters as standard VXI configured products, as well as complete system integration services to the Automatic Test Equipment market.  Effective April 1, 2007, all ASCOR operations are conducted out of the San Ramon, California facility.  Its Fremont, California facility of approximately 18,700 square feet is available for sub-lease.

Effective May 18, 1998, Giga-tronics acquired Microsource.  Microsource, located in Santa Rosa, California, develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in manufacturing a wide variety of microwave instruments and devices.

Giga-tronics intends to broaden its product lines and expand its market, both by internal development of new products and through the acquisition of other business entities.  From time to time, the Company considers a variety of acquisition opportunities.

Industry Segments

The Company manufactures products used in test, measurement and handling.  The Company operates primarily in four operating and reporting segments:  Giga-tronics Instrument Division, ASCOR, Microsource and Corporate.

Products and Markets

Giga-tronics Instrument Division

The Giga-tronics Instrument Division segment produces signal sources, generators and sweepers, and power measurement instruments for use in the microwave and radio frequency (RF) range (10 kilohertz (kHz) to 50 gigahertz (GHz)).  Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions.  The end-user markets for these products can be divided into three broad segments:  commercial telecommunications, radar and electronic warfare.  This segment’s instruments are used in the design, production, repair and maintenance and calibration of other manufacturers’ products, from discrete components to complex systems.

ASCOR

The ASCOR segment produces switch modules and interface adapters that operate with a bandwidth from direct current (DC) to optical frequencies.  This segment’s switch modules may be incorporated within its customers’ automated test equipment.   The end-user markets for these products are primarily related to defense, aeronautics, communications, satellite and electronic warfare.

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

Patents and Licenses

The Company’s competitive position is largely dependent upon its ability to provide performance specifications for its instruments and systems that (a) easily, effectively and reliably meet customers’ needs and (b) selectively surpass competitors’ specifications in competing products.  Patents may occasionally provide some short-term protection of proprietary designs.  However, because of the rapid progress of technological development in the Company’s industry, such protection is most often, although not always, short-lived.  Therefore, although the Company occasionally pursues patent coverage, it places major emphasis on the development of new products with superior performance specifications and the upgrading of existing products toward this same end.  This is reflected in a substantial allocation of budget to project development costs.

The Company’s products are based on its own designs, which in turn derive from its own engineering abilities.  If the Company’s new product engineering efforts fall behind, its competitive position weakens.  Conversely, effective product development greatly enhances its competitive status.

The Company presently holds 22 patents.  None of these are critical to the Company’s ongoing business, and the Company does not actively maintain them.  Capitalized costs relating to these patents were both incurred and fully amortized prior to March 1, 2003.  Accordingly, these patents have no recorded value included in the Company’s fiscal 2008 and 2007 consolidated financial statements.

The Company is not dependent on trademarks, licenses or franchises.  It does utilize certain software licenses in certain functional aspects for some of its products.  Such licenses are readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

Seasonal Nature of Business

The business of the Company is not seasonal.

Working Capital Practices

The Company generally strives to maintain at least 60 days of inventory and generally sells to customers on 30-day payment terms.  Typically, the Company receives payment terms of 30 days.  The Company believes that these practices are consistent with typical industry practices.

Importance of Limited Number of Customers

The Company is a leading supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors.  Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2009.  U.S. and international defense-related agencies accounted for 62% and 61% of net sales in fiscal 2008 and 2007, respectively.  Commercial business accounted for the remaining 38% and 39% of net sales in fiscal 2008 and 2007, respectively.  Prior to the last five years, in which the defense business has improved, sales to the defense industry in general and direct sales to the U.S. and foreign government agencies in particular had declined.  Any decline of defense orders could have a negative effect on the business, operating results, financial condition and cash flows of Giga-tronics.

During fiscal 2008 and 2007, the U.S. government defense agencies and their prime contractors made up 40% and 39%, respectively, of the Giga-tronics Instrument Division’s revenues.

During fiscal 2008, ASCOR derived 53% of its revenues from the U.S. government defense agencies and their prime subcontractors.  During fiscal 2007, ASCOR derived 84% of its revenues from the U.S. government defense agencies and their prime subcontractors.

During fiscal 2008, Microsource derived 41% of its revenue from an electronic instrument manufacturer and 42% of its revenues from the U.S. government defense agencies and their prime contractors, and another 12% from foreign defense agencies and their prime contractors.  During fiscal 2007, Microsource derived 24% of its revenue from an electronic instrument manufacturer and 69% of its revenues from the U.S. government defense agencies and their prime contractors.

Other than U.S. government agencies and their defense contractors, no other customer accounted for 10% or more of consolidated revenues of the Company in fiscal 2008 or 2007.

In management’s opinion, other than U.S. government agencies and their prime contractors, the Company has no customers where the loss of which would have a material adverse effect on the Company and its subsidiaries as a whole.

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

Backlog of Orders

On March 29, 2008, the Company’s backlog of unfilled order was approximately $7,528,000 compared to approximately $8,439,000 at March 31, 2007.  As of March 29, 2008, there were approximately $2,924,000 in unfilled orders that were scheduled for shipment beyond one year, as compared to approximately $3,145,000 at March 31, 2007.  Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates.  Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.

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

Competition from numerous existing companies is intense and potential new entrants are expected to increase.  The Company’s instrument, switch, oscillator and synthesizer products compete with Agilent, Anritsu, Racal, Aeroflex and Rohde & Schwarz.  Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics.  There can be no assurance that any products developed by these competitors will not gain greater market acceptance than any developed by Giga-tronics.

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

Sales and Marketing

Giga-tronics Instrument Division, ASCOR, and Microsource market their products through various independent distributors and representatives to commercial and government customers, although not necessarily through the same distributors and representatives.

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles.  However, the electronics industry is subject to rapid technological changes at the component level.  The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.  Product development expenses totaled approximately $2,248,000 and $3,731,000 in fiscal 2008 and 2007, respectively.

Activities included the development of new products and the improvement of existing products.  It is management’s intention to maintain product development at levels required to sustain its competitive position.  All of the Company’s product development activities are internally funded and expensed as incurred.

Giga-tronics expects to continue to make significant investments in research and development.  There can be no assurance that future technologies, processes or product developments will not render Giga-tronics’ current product offerings obsolete or that Giga-tronics will be able to develop and introduce new products or enhancements to existing products that satisfy customer need, in a timely manner or achieve market acceptance.  The failure to do so could adversely affect Giga-tronics’ business.

Manufacturing

The assembly and testing of Giga-tronics Instrument Division’s microwave, RF and power measurement products are done at its San Ramon facility.  The assembly and testing of ASCOR’s switching and connecting devices was previously done at its Fremont facility, but effective April 1, 2007, was moved to the San Ramon facility.  The assembly and testing of Microsource’s line of YIG tuned oscillators, filters and microwave synthesizers are done at its Santa Rosa facility.

Environment

To the best of its knowledge, the Company is in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 29, 2008, Giga-tronics employed 93 individuals on a full-time basis.  Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel.  None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

The Company sells to its international customers through a network of foreign technical sales representative organizations.  All transactions between the Company and its international customers are in U.S. dollars.

Geographic Distribution of Net Sales
(Dollars in thousands)	2008	Percent	2007	Percent
Domestic	$11,348	61.9%	$14,218	78.8%
International	6,983	38.1%	3,830	21.2%

See footnote 5 of the financial statements for further breakdown of international sales for the last two years.

The Company has no foreign-based operations or material amounts of identifiable assets in foreign countries.  Its gross margins on foreign and domestic sales are similar.

ITEM 1A.  RISK FACTORS

Business climate is volatile

Giga-tronics has a significant number of defense-related orders.  If the defense market demand decreases, actual shipments could be less than projected shipments with a resulting decline in sales.  The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and the Company’s ability to collect amounts due under these orders.  If any of these events occurs, actual shipments could be less than projected shipments and earnings could decline.

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

Liquidity

Based on current levels of sales and expenses, management believes that cash and cash equivalents remain adequate to meet current operating needs.  However, this estimate is based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected.  To operate beyond that term would require the Company to earn additional cash from operations, renew or obtain a line of credit or obtain additional funds from other sources.  The Company maintains a line of credit for $2,500,000; however, the Company has not utilized this line of credit.

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

Giga-tronics stock at any time has historically traded on thin volume on NASDAQ.  Sales of a significant volume of stock could result in a depression of Giga-tronics’ share prices.

Performance problems in Giga-tronics’ products or problems arising from the use of its products together with other vendors’ products may harm its business and reputation

Products as complex as those Giga-tronics produces may contain unknown and undetected defects or performance problems.  For example, it is possible that a product might not comply with stipulated specifications under all circumstances.  In addition, Giga-tronics’ customers generally use its products together with their own products and products from other vendors.  As a result, when problems occur in a combined environment, it may be difficult to identify the source of the problem.  A defect or performance problem could result in lost revenues, increased warranty costs, diversion of engineering and management time and effort, impaired customer relationships and injury to Giga-tronics’ reputation generally.  To date, performance problems in Giga-tronics’ products or in other products used together with Giga-tronics’ products have not had a material adverse effect on its business.  However, management cannot be certain that a material adverse impact will not occur in the future.

Competition

The Company’s instrument, switch, oscillator and synthesizer products compete with Agilent, Anritsu, Racal, Aeroflex and Rohde & Schwarz.  Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics.  These resources also make these competitors better able to withstand difficult market conditions than the Company.  There can be no assurance that any products developed by the competitors will not gain greater market acceptance than any developed by Giga-tronics.

Giga-tronics acquisitions may not be effectively integrated and their integration may be costly

As part of its business strategy, Giga-tronics may broaden its product lines and expand its markets, in part through the acquisition of other business entities.  Giga-tronics is subject to various risks in connection with any future acquisitions.  Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company’s business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into its product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies.  The Company has not made any acquisitions in the past nine years.  No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially harm the Company or that any such acquisition will be successful in enhancing the Company’s business.  The Company currently contemplates that future acquisitions may involve the issuance of additional shares of common stock.  Any such issuance may result in dilution to all Giga-tronics’ shareholders, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of its common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

As of March 29, 2008, Giga-tronics’ principal executive office and the Instrument Division marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 squire feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2011.

ASCOR’s marketing, sales and engineering offices and manufacturing facilities for its switching and connecting devices were previously located in approximately 18,700 square feet in Fremont, California under a lease that expires on June 30, 2009.  The Company effectively abandoned this property as a part of its restructuring plan as of March 31, 2007.  All of the above activities have been conducted in the San Ramon, California facility effective April 1, 2007.  The Company has an accrued loss of approximately $355,000 for future lease expense, net of estimated future sub-lease rental income.  As of March 29, 2008, the Company has not sub-leased the available space.

Microsource’s manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 33,400 square foot facility in Santa Rosa, California, which it occupies under a lease expiring May 31, 2013.

The Company believes that its facilities are adequate for its business activities.

ITEM 3.  LEGAL PROCEEDINGS

As of March 29, 2008, the Company has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 29, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Common Stock Market Prices

Giga-tronics’ common stock is traded on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) using the symbol ‘GIGA’.  The number of record holders of the Company’s common stock as of March 29, 2008 was approximately 1,600.  The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods.  These quotations reflect inter-dealer prices without retain mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2008	High	Low	2007	High	Low
First Quarter	(4/1 - 6/30)	$2.22	$1.61	(3/26 - 6/24)	$2.89	$1.78
Second Quarter	(7/1 - 9/29)	2.36	1.62	(6/25 - 9/30)	1.94	1.29
Third Quarter	(9/30 - 12/29)	3.85	1.71	(10/1 - 12/30)	2.45	1.39
Fourth Quarter	(12/30 - 3/29)	1.87	1.27	(12/31 - 3/31)	2.97	1.83

Giga-tronics has not paid cash dividends in the past and has no plans to do so in the future, based upon its belief that the best use of its available capital is in the enhancement of its product position.

Giga-tronics has not issued any unregistered securities or repurchased any of its securities during the past fiscal year.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 29, 2008.

Equity Compensation Plan Information
	No. of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted average exercise price of outstanding option, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved
by security holders	855,650	$2.04	445,225
Equity compensation plans not approved
by security holders	n/a	n/a	n/a
Total	855,650	$2.04	445,225

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company’s last five fiscal years.  This information is derived from the Company’s audited consolidated financial statements, unless otherwise stated.  This data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Operations:	Years Ended
(In thousands except per share data)	March 29, 2008	March 31, 2007	March 25, 2006	March 26, 2005	March 27, 2004
Net sales	$18,331	$18,048	$20,620	$21,477	$17,491
Gross profit	7,748	7,546	8,300	9,598	4,736
Operating expenses	7,939	9,548	9,316	8,760	9,179
Interest income, net	36	108	32	-	7
Pre-tax (loss) income from continuing
operations	(201)	(1,894)	(984)	849	(4,440)
Provision for income taxes	2	1	4	4	4
(Loss) income from continuing operations	(203)	(1,895)	(988)	845	(4,444)
(Loss) income on discontinued operations,
net of income taxes	(31)	28	27	(233)	(2,377)
Net (loss) income	$(234)	$(1,867)	$(961)	$612	$(6,821)

Basic (loss) earnings per share:
From continuing operations	$(0.04)	$(0.40)	$(0.21)	$0.18	$(0.94)
On discontinued operations	(0.01)	0.01	0.01	(0.05)	(0.51)
Net (loss) earnings per share - basic	$(0.05)	$(0.39)	$(0.20)	$0.13	$(1.45)

Diluted (loss) earnings per share:
From continuing operations	$(0.04)	$(0.40)	$(0.21)	$0.18	$(0.94)
On discontinued operations	(0.01)	0.01	0.01	(0.05)	(0.51)
Net (loss) earnings per share - diluted	$(0.05)	$(0.39)	$(0.20)	$0.13	$(1.45)

Shares of common stock - basic	4,813	4,809	4,782	4,725	4,704
Shares of common stock - diluted	4,813	4,809	4,782	4,741	4,704

Financial Position:	Years Ended
(In thousands except per share data)	March 29, 2008	March 31, 2007	March 25, 2006	March 26, 2005	March 27, 2004
Current ratio	3.55	3.09	3.93	4.29	2.92
Working Capital	$7,131	$7,280	$8,856	$9,337	$7,997
Total assets	$10,361	$11,161	$12,346	$12,961	$13,733
Shareholders' equity	$7,392	$7,393	$9,098	$9,812	$9,196

Percentage Data:	Years Ended
(Percentage of net sales)	March 29, 2008	March 21, 2007	March 25, 2006	March 26, 2005	March 27, 2004
Gross profit	42.3%	41.8%	40.3%	44.7%	27.1%
Operating expenses	43.3%	52.9%	45.2%	40.8%	52.5%
Interest income, net	0.2%	0.6%	0.1%	0.0%	0.0%
Pre-tax (loss) income from continuing
operations	(1.1%)	(10.5%)	(4.8%)	4.0%	(25.4%)
(Loss) income on discontinued operations,
net of income taxes	(0.2%)	0.2%	0.1%	(1.1%)	(13.6%)
Net (loss) income	(1.3%)	(10.3%)	(4.7%)	2.8%	(39.0%)

SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of unaudited results of operations for the fiscal years ended March 29, 2008 and March 31, 2007.

Quarterly Financial Information (Unaudited)	2008
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$4,628	$4,651	$4,953	$4,009	$18,331
Gross profit	1,944	2,081	2,049	1,674	7,748
Operating expenses	1,941	1,879	1,974	2,145	7,939
Interest income, net	14	9	6	7	36
Pre-tax income (loss) from continuing operations	30	198	51	(480)	(201)
Provision for income taxes	2	-	-	-	2
Income (loss) from continuing operations	28	198	51	(480)	(203)
Income (loss) on discontinued operations,
net of income taxes	64	(10)	(20)	(65)	(31)
Net income (loss)	$92	$188	31	$(545)	$(234)

Basic earnings (loss) per share:
From continuing operations	$0.01	$0.04	$0.01	$(0.10)	$(0.04)
On discontinued operations	0.01	(0.00)	(0.00)	(0.01)	(0.01)
Net earnings (loss) per share - basic	$0.02	$0.04	$0.01	$(0.11)	$(0.05)

Diluted earnings (loss) per share:
From continuing operations	$0.01	$0.04	$0.01	$(0.10)	$(0.04)
On discontinued operations	0.01	(0.00)	(0.00)	(0.01)	(0.01)
Net earnings (loss) per share - diluted	$0.02	$0.04	$0.01	$(0.11)	$(0.05)

Shares of common stock - basic	4,809	4,810	4,814	4,818	4,813
Shares of common stock - diluted	4,863	4,880	4,913	4,818	4,813

Quarterly Financial Information (Unaudited)	2007
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$3,386	$3,934	$5,564	$5,146	$18,048
Gross profit	1,199	1,857	2,394	2,096	7,546
Operating expenses	2,258	2,306	2,378	2,606	9,548
Interest income, net	29	37	25	17	108
Pre-tax (loss) income from continuing operations	(1,030)	(412)	41	(493)	(1,894)
Provision for income taxes	-	1	-	-	1
(Loss) income from continuing operations	(1,030)	(413)	41	(493)	(1,895)
Income (loss) on discontinued operations,
net of income taxes	3	10	17	(2)	28
Net (loss) income	$(1,027)	$(403)	$58	$(495)	$(1,867)

Basic (loss) earnings per share:
From continuing operations	$(0.21)	$(0.08)	$0.01	$(0.10)	$(0.40)
On discontinued operations	0.00	0.00	0.00	(0.00)	0.01
Net (loss) earnings per share - basic	$(0.21)	$(0.08)	$0.01	$(0.10)	$(0.39)

Diluted (loss) earnings per share:
From continuing operations	$(0.21)	$(0.08)	$0.01	$(0.10)	$(0.40)
On discontinued operations	0.00	0.00	0.00	(0.00)	0.01
Net (loss) earnings per share - diluted	$(0.21)	$(0.08)	$0.01	$(0.10)	$(0.39)

Shares of common stock - basic	4,809	4,809	4,809	4,809	4,809
Shares of common stock - diluted	4,809	4,809	4,884	4,809	4,809

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications.  In 2008 Giga-tronics’ business consisted of four operating and reporting segments:  Giga-tronics Instrument Division, ASCOR, Microsource and Corporate.

The Company’s business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  Defense orders have improved on a year-to-date basis for fiscal 2008 versus fiscal 2007.  In addition, the Company has seen some improvement in commercial orders.  On a year-to-date basis, commercial orders are slightly up in fiscal 2008 versus fiscal 2007.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.  In April 2007, the Company restored the prior salary reductions.  In March 2007, the Company moved ASCOR’s engineering, sales and marketing, and administrative activities to the San Ramon, California facility, effectively abandoning its Fremont, California facility.  As a result, the Company has accrued its future lease obligations, net of estimated sub-lease income, through June 2009.  The Company is pursuing subleasing of this facility.  Microsource sales and marketing and engineering activities were also consolidated into the San Ramon facility to better integrate its component development activities with the Company’s overall new product plans.  The Microsource facility in Santa Rosa, California, however, remains open as a manufacturing operation.

Results of Operations

New orders by segment are as follows for the fiscal years ended:

New Orders
(Dollars in thousands)	2008	% change	2007	% change	2006
Instrument Division	$8,434	(3%)	$8,677	(3%)	$8,943
ASCOR	5,361	22%	4,390	30%	3,389
Microsource	3,625	17%	3,091	9%	2,825
Total	$17,420	8%	$16,158	7%	$15,157

New orders received in fiscal 2008 increased 8% to $17,420,000 from the $16,158,000 received in fiscal 2007.  New orders increased primarily due to an increase in military orders.

New orders received in fiscal 2007 increased 7% to $16,158,000 from the $15,157,000 received in fiscal 2006.  New orders increased primarily due to an increase in military orders.

In fiscal 2008, orders at the Instrument Division decreased primarily due to a decrease in military demand for its products.  Orders at ASCOR and Microsource increased primarily due to an increase in military demand for their products.

In fiscal 2007, orders at the Instrument Division decreased primarily due to a decrease in commercial wireless market demand for its products.  Orders at ASCOR increased primarily due to an increase in military demand for its products.  Orders at Microsource increased primarily due to increased orders from commercial customers.

The following table shows order backlog and related information at fiscal year-end:

(Dollars in thousands)	2008	% change	2007	% change	2006
Backlog of unfilled orders	$7,528	(11%)	$8,439	(18%)	$10,329
Backlog of unfilled orders
shippable within one year	4,604	(13%)	5,294	(10%)	5,863
Previous fiscal year end (FYE)
one-year backlog reclassified
during year as shippable later than
one year	425	40%	303	(88%)	2,439
Net cancellations during year of
previous FYE one-year backlog	-	-	904	-	-

The decrease in backlog at year-end 2008 of 11% was primarily due to shipments exceeding orders.

The decrease in backlog at year-end 2007 of 18% was primarily due to shipments exceeding orders and a cancellation of $904,000 from an existing customer.

The allocation of net sales was as follows for the fiscal years shown:

Allocation of Net Sales
(Dollars in thousands)	2008	% change	2007	% change	2006
Commercial	$7,020	-	$7,054	(40%)	$11,657
Government / Defense	11,311	3%	10,994	23%	8,963

The allocation of net sales by segment was as follows for the fiscal years shown:

Allocation of Net Sales by Segment
(Dollars in thousands)	2008	% change	2007	% change	2006
Instrument Division
Commercial	$4,972	2%	$4,870	(33%)	$7,319
Government / Defense	3,554	(13%)	4,096	77%	2,309

ASCOR
Commercial	$310	(36%)	$485	(26%)	$659
Government / Defense	5,710	85%	3,087	(21%)	3,900

Microsource
Commercial	$1,738	2%	$1,699	(54%)	$3,679
Government / Defense	2,047	(46%)	3,811	38%	2,754

Fiscal 2008 net sales were $18,331,000, a 2% increase from the $18,048,000 of net sales in 2007.  The increase in sales was primarily due to improved military deliveries.  Sales at the Giga-tronics Instrument Division decreased 5% or $440,000.  Sales at ASCOR increased 69% or $2,448,000.  Microsource sales decreased 31% or $1,725,000.

Fiscal 2007 net sales were $18,048,000, a 12% decrease from the $20,620,000 of net sales in 2006.  The decrease in sales was primarily due to weakness in the Company’s commercial wireless market, partially offset by improved military deliveries.  Sales at the Giga-tronics Instrument Division decreased 7% or $662,000.  Sales at ASCOR decreased 22% or $987,000.  Microsource sales decreased 14% or $923,000.  The decrease in export sales in fiscal 2007 is primarily based on the cyclical buying patters of the Company’s international customers.

Cost of sales was as follows for the fiscal years shown:

Cost of Sales
(Dollars in thousands)	2008	% change	2007	% change	2006
Cost of sales	$10,583	1%	$10,502	(15%)	$12,320

In fiscal 2008, cost of sales increased 1% to $10,583,000 from $10,502,000 in fiscal 2007.

In fiscal 2007, cost of sales decreased 15% to $10,502,000 from $12,320,000 in fiscal 2006.  The decrease is primarily attributable to a volume decrease of 10% and a 5% decrease in mix cost of sales.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses
(Dollars in thousands)	2008	% change	2007	% change	2006
Engineering	$2,248	(40%)	$3,731	(1%)	$3,760
Selling, general and administrative	5,538	2%	5,456	(2%)	5,556
Restructuring	153	(58%)	361	-	-
Total	$7,939	(17%)	$9,548	3%	$9,316

Operating expenses decreased 17% or $1,609,000 in fiscal 2008 over 2007 due to a decrease of $1,483,000 in product development expense and a decrease of $208,000 in restructuring charges, offset by an increase of $82,000 in selling, general and administrative expense.  The increase in selling, general and administrative expense is a result of higher marketing expense of $251,000 and higher commission expense of $199,000, offset by lower administrative expense of $368,000.  As a result of adopting SFAS 123(R) in fiscal 2007, the Company recorded $211,000 of expense in fiscal 2008.  Included in the operating expenses for fiscal 2008 was a one-time restructuring charge of $73,000 to reserve the remaining lease obligation on the Fremont facility and $80,000 in severance cost, for a total of $153,000.

Operating expenses increased 3% or $232,000 in fiscal 2007 over 2006 due to a one-time restructuring charge of $361,000 in fiscal 2007, offset in part by a decrease of $29,000 in product development expense and a decrease of $100,000 in selling, general and administrative expense.  The decrease in selling, general and administrative expense is a result of lower commission expense of $347,000, offset by higher marketing expense of $208,000 and higher administrative expense of $39,000.  As a result of adopting SFAS 123(R) in fiscal 2007, the Company recorded $162,000 of expense.  A restructuring charge of $361,000 was made in the fourth quarter of fiscal 2007 due to the integration of all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility.

Net interest income in 2008 decreased from $108,000 to $36,000 due to a lower average cash balance throughout the year.

Net interest income in 2007 increased from $32,000 to $108,000 due to improved cash management.

Giga-tronics recorded a net loss of $234,000 or $0.05 per fully diluted share for fiscal 2008 versus a net loss of $1,867,000 or $0.39 per fully diluted share in fiscal 2007.

Giga-tronics recorded a net loss of $1,867,000 or $0.39 per fully diluted share for fiscal 2007 versus a net loss of $961,000 or $0.20 per fully diluted share in fiscal 2006.  The loss in fiscal 2007 versus the loss in fiscal 2006 was attributable to lower revenue.

Inventories consist of the following:

Net Inventories
(Dollars in thousands)	2008	% change	2007
Raw materials	$2,767	(13%)	$3,163
Work-in-progress	1,501	(29%)	2,128
Finished goods	369	77%	209
Demonstration inventory	371	9%	341
Total	$5,008	(14%)	$5,841

Inventories decreased by $833,000 during fiscal year 2008.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and the results of operations are based upon the consolidated financial statements included in this report and the data used to prepare them.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make judgments, estimates and assumptions in the course of such preparation.  The Summary of Significant Accounting Policies included with the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  On an ongoing basis, the Company re-evaluates its judgments, estimates and assumptions, including those related to revenue recognition, product warranties, allowance for doubtful accounts, valuation of inventories and valuation allowance on deferred tax assets.  The Company bases its judgment and estimates on historical experience, knowledge of current conditions, and its beliefs of what could occur in the future considering available information.  Actual results may differ from these estimates under different assumptions or conditions.  Management of Giga-tronics has identified the following as the Company’s critical accounting policies:

Revenues

Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.  This generally occurs when products are shipped and the risk of loss has passed.  Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance.

Product Warranties

The Company’s warranty policy generally provides two to four years for the 2400 and 2500 families of microwave synthesizers and one year for all other products.  The Company records a liability for estimated warranty obligations at the date products are sold.  The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.  For new products, the required reserve is based on historical experience of similar products until sufficient historical data has been collected on the new product.  Adjustments are made as new information becomes available.

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

Deferred Income Taxes

Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management has established a valuation allowance against its net deferred tax assets as of March 29, 2008 and March 31, 2007.

Product Development Costs

The Company incurs pre-production costs on certain long-term supply arrangements.  The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer.  All other pre-production and product development costs are expensed as incurred.

Share-Based Compensation

The Company has a stock incentive plan that provides for the issuance of stock options to employees.  The Company calculates compensation expense under SFAS 123(R) using a Black-Scholes-Merton option pricing model.  In so doing, the Company makes certain key assumptions in making estimates used in the model.  The Company believes the estimates used, which are presented in Note 1 of Notes to Consolidated Financial Statements, are appropriate and reasonable.

Financial Condition and Liquidity

As of March 29, 2008, Giga-tronics had $1,845,000 in cash and cash-equivalents, compared to $1,804,000 as of March 31, 2007.

Working capital for the 2008 fiscal year end was $7,131,000, compared to  $7,280,000 in 2007 and $8,856,000 in 2006.  The decrease in working capital at 2008 from 2007 was primarily due to the operating loss in the year and other fiscal year-end liabilities offset by a reduction in net inventories.  The decrease in working capital at 2007 from 2006 was primarily due to the operating loss in the year, increased customer deposits of $160,000 and other fiscal year-end liabilities.

The Company’s current ratio (current assets divided by current liabilities) at March 29, 2008 was 3.6 compared to 3.1 on March 31, 2007 and 3.9 on March 25, 2006.  At March 29, 2008, the increase in this ratio was primarily the result of a decrease in net inventories offset by other fiscal year-end liabilities.  At March 31, 2007, the reduction in this ratio was primarily the result of an increase in net inventories and partially offset by the decreases in cash and accounts receivable.

Cash provided by operations amounted to $220,000 in 2008.  Cash used in operations amounted to $1,406,000 in 2007.  Cash provided by operations was $740,000 in 2006.  Cash provided by operations in 2008 was primarily attributed to the decrease in inventories, partially offset by the operating loss in the year.  Cash used in operations in 2007 was primarily attributed to the operating loss in the year.  Cash provided by operations in 2006 was primarily attributed to an increase in customer advances and the decrease in inventories, partially offset by the operating loss in the year.

Additions to property and equipment were $206,000 in 2008 compared to $204,000 in 2007 and $115,000 in 2006.  The capital equipment spending in fiscal 2008 was due to the implementation of the Enterprise Resource Plan (ERP) system at the Instrument Division and at Microsource.  The increase in capital equipment spending in fiscal 2007 was due to an upgrade of capital equipment enabling the manufacture of new products being released.  The reduction in capital equipment spending in fiscal 2006 reflected the overall decline in business activity.

Other cash inflows in 2008 consisted of $22,000 from the sale of common stock in connection with the exercise of stock options.  Other cash inflows in 2006 consisted of $247,000 from the sale of common stock in connection with the exercise of stock options.

Contractual Obligations

The Company leases various facilities under operating leases that expire through May 2013.  Total future minimum lease payments under these leases amount to approximately $4,125,000.

The Company is committed to purchase certain inventory under non-cancelable purchase orders.  As of March 29, 2008, total non–cancelable purchase orders were approximately $500,000 through fiscal 2009.

The following table disclosed the amount of payments due under certain contractual obligations in the specified time periods.

(Dollars in thousands)	Under one year	One to three years	Three to five years	More than five years
Operating leases	$971	$1,942	$1,155	$57
Purchase obligations	500	-	-	-
Total	$1,471	$1,942	$1,155	$57

Off-Balance-Sheet Arrangements

The Company has no other off-balance-sheet arrangements (including standby letters of credit, guaranties, contingent interests in transferred assets, contingent obligations indexed to its own stock or any obligation arising out of a variable interest in an unconsolidated entity that provides credit or other support to the Company), that have or are likely to have a material effect on its financial conditions, changes in financial conditions, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115 (“FAS 159”).  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value at specified election dates.  The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may be applied on an instrument-by-instrument basis with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs.  The fair value option can be applied only to entire instruments and not to portions thereof.  The provisions of FAS 159 are effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Management did not elect to early adopt FAS 159 and has not yet completed its evaluation of the impact that FAS 159 may have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No 141 (revised 2007), Business Combinations (“SFAS No 141R”).  SFAS No 141R among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements	Page No.

Consolidated Balance Sheets -	23
As of March 29, 2008 and March 31, 2007

Consolidated Statements of Operations -	24
Years ended March 29, 2008 and March 31, 2007

Consolidated Statements of Shareholders’ Equity -	25
Years ended March 29, 2008 and March 31, 2007

Consolidated Statements of Cash Flows -	26
Years ended March 29, 2008 and March 31, 2007

Notes to Consolidated Financial Statements	27 - 36

Report of Independent Registered Public Accounting Firm	37

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 29, 2008	March 31, 2007
Assets
Current assets
Cash and cash-equivalents	$1,845	$1,804
Trade accounts receivable, net of allowance
of $93 and $62, respectively	2,693	2,750
Inventories, net	5,008	5,841
Prepaid expenses and other current assets	383	360
Total current assets	9,929	10,755

Property and equipment
Leasehold improvements	373	373
Machinery and equipment	15,468	15,426
Office furniture and fixtures	723	736
Total property and equipment	16,564	16,535
Less accumulated depreciation and amortization	16,164	16,211
Property and equipment, net	400	324
Other assets	32	82
Total assets	$10,361	$11,161

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$649	$1,106
Accrued commission	181	192
Accrued payroll and benefits	526	666
Accrued warranty	190	207
Customer advances	646	681
Other current liabilities	606	623
Total current liabilities	2,798	3,475
Deferred rent	171	293
Total liabilities	2,969	3,768
Commitments
Shareholders' equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding
at March 29, 2008 and March 31, 2007	-	-
Common stock of no par value;
Authorized 40,000,000 shares; 4,824,021 shares at March 29, 2008
and 4,809,021 shares at March 31, 2007 issued and outstanding	13,398	13,165
Accumulated deficit	(6,006)	(5,772)
Total shareholders' equity	7,392	7,393
Total liabilities and shareholders' equity	$10,361	$11,161

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(In thousands except per-share data)	March 29, 2008	March 31, 2007
Net sales	$18,331	$18,048
Cost of sales	10,583	10,502
Gross profit	7,748	7,546

Engineering	2,248	3,731
Selling, general and administrative	5,538	5,456
Restructuring	153	361
Total operating expenses	7,939	9,548

Operating loss from continuing operations	(191)	(2,002)

Other expense	46	-
Interest income, net	36	108
Loss from continuing operations before income taxes	(201)	(1,894)
Provision for income taxes	2	1
Loss from continuing operations	(203)	(1,895)
(Loss) income on discontinued operations, net of income
taxes of nil for 2008 and 2007	(31)	28
Net loss	$(234)	$(1,867)

Basic and diluted net (loss) earnings per share:
From continuing operations	$(0.04)	$(0.40)
On discontinued operations	(0.01)	0.01
Basic and diluted net loss per share	$(0.05)	$(0.39)

Shares used in per share calculation:
Basic	4,813	4,809
Diluted	4,813	4,809

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Accumulated
(In thousands except share data)	Shares	Amount	Deficit	Total
Balance at March 25, 2006	4,809,021	$13,003	$(3,905)	$9,098
Comprehensive loss - net
Net loss	-	-	(1,867)	(1,867)
Share based compensation	-	162	-	162
Balance at March 31, 2007	4,809,021	13,165	(5,772)	7,393
Comprehensive loss - net
Net loss			(234)	(234)
Share based compensation	-	211	-	211
Stock issuance under stock options plans	15,000	22	-	22
Balance at March 29, 2008	4,824,021	$13,398	$(6,006)	$7,392

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	March 29, 2008	March 31, 2007
Cash flows from operations:
Net loss	$(234)	$(1,867)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Net provision for doubtful accounts and notes receivable	31	(1)
Depreciation and amortization	128	215
Gain on sale of fixed asset	(3)	-
Share based compensation	211	162
Deferred rent	(122)	71
Changes in operating assets and liabilities:
Notes receivable	-	3
Trade accounts receivable	26	686
Inventories	833	(1,028)
Prepaid expenses and other assets	27	(96)
Accounts payable	(457)	236
Accrued commissions	(11)	21
Accrued payroll and benefits	(140)	(115)
Accrued warranty	(17)	(43)
Customer advances	(35)	160
Other current liabilities	(17)	190
Net cash provided by (used in) operations	220	(1,406)

Cash flows from investing activities:
Proceeds from sales of equipment	5	2
Purchases of property and equipment	(206)	(204)
Net cash used in investing activities	(201)	(202)

Cash flows from financing activities:
Issuance of common stock	22	-

Increase (decrease) in cash and cash equivalents	41	(1,608)

Beginning cash and cash equivalents	1,804	3,412
Ending cash and cash equivalents	$1,845	$1,804

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$1
Cash paid for interest	-	-

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1           Summary of Significant Accounting Policies

The Company   The accompanying consolidated financial statements include the accounts of Giga-tronics and its wholly-owned subsidiaries.  The Company’s corporate office and manufacturing facilities are located in Northern California.  Giga-tronics and its subsidiary companies design, manufacture and market a broad line of test and measurement equipment used in the development, test, and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems, and automatic testing systems.  The Company also manufactures and markets a line of test, measurement, and handling equipment used in the manufacturing of semiconductor devices.  The Company’s products are sold worldwide to customers in the test and measurement and semiconductor industries.  The Company currently has no foreign-based operations or material amounts of identifiable assets in foreign countries.  Its gross margins on foreign and domestic sales are similar, and all non- U.S. sales are made in U.S. dollars.

Principles of Consolidation   The consolidated financial statements include the accounts of Giga-tronics and its wholly- owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fiscal Year   The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March.  Fiscal year 2008 contained 52 weeks and fiscal year 2007 contained 53 weeks.  All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

The Company has estimated an allowance for uncollectable accounts based on analysis of specifically identified problem accounts, outstanding receivables, consideration of the age of those receivables and the Company’s historical collection experience.  The activity in the reserve account is as follows:

(Dollars in thousands)	March 29, 2008	March 31, 2007
Beginning balance	$62	$63
Provision for doubtful accounts	31	5
Recoveries of doubtful accounts	-	-
Write-off of doubtful accounts	-	6)
Ending balance	$93	$62

Accrued Warranty   The Company’s warranty policy generally provides two to four years for the 2400 and 2500 families of microwave synthesizers and one year for all other products.  The Company records a liability for estimated warranty obligations at the date products are sold.  The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.  For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product.  Adjustments are made a new information becomes available.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value.  Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell.  As of March 29, 2008 and March 31, 2007, management believes there has been no impairment of the Company’s long-lived assets.

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

Product Development Costs   The Company incurs pre-production costs on certain long-term supply arrangements.  The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer.  All other product development costs are charged to operations as incurred.  There were no capitalized pre-production costs included in other assets as of March 29, 2008 and March 31, 2007.

Software Development Costs  Development costs included in the research and development of new products and enhancements to existing products are expensed as incurred, until technological feasibility in the form of a working model has been established.  To date, completion of software development has been concurrent with the establishment of technological feasibility, and accordingly, no costs have been capitalized.

Share-based Compensation   The Company established a 2005 Equity Incentive Plan, which provides for the granting of options for up to 700,000 shares of Common Stock.  Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R).  In the fiscal year ended March 29, 2008 there were 157,000 option grants made, and in the prior year 541,000 grants were made.

Results for prior periods have not been restated.  Prior to March 26, 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations.  No stock based compensation cost is reflected in net income prior to March 26, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.  These excess tax benefits were not significant for the Company for the fiscal year ended March 29, 2008.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

Years Ended	March 29, 2008	March 31, 2007
Dividend yield	Zero	Zero
Expected volatility	80% to 112%	51% to 88%
Risk-free interest rate	2.21% to 3.59%	4.50% to 4.97%
Expected term (years)	3.75	3.75

The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of Giga-tronics’ share price.  The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.

Discontinued Operations   In the first quarter of 2004, Giga-tronics discontinued the operations at its Dymatix division due to the substantial losses incurred over the previous two years.  In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix division.  Expenses are recorded for discontinued operations associated with the partial abandonment of the lease for the Fremont facility.  Included in this lease is 7,727 square feet which the Company effectively abandoned upon sale of Dymatix on March 26, 2004.  The Company has increased the estimated time to market these facilities to a sub-tenant.  As of March 29, 2008 and March 31, 2007, the Company has an accrued loss of $146,000 and $142,000, respectively, net of future estimated sub-lease rental income, for future lease expense.

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

Financial Instruments and Concentration of Credit Risk   Financial instruments that potentially subject the Company to credit risk consist principally of cash, cash equivalents and trade accounts receivable.  The Company’s cash equivalents consist principally of overnight deposits and money market funds.  Cash and cash-equivalents are held in recognized depository institutions.  At March 29, 2008 and March 31, 2007, the Company had deposits in excess of federally insured limits.  The Company has not incurred losses on these deposits to date and does not expect to incur any losses based on the credit ratings of the financial institutions.  Concentration of credit risk in trade accounts receivable results primarily from sales to major customers.  The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security.  At March 29, 2008, two customers comprised 24% and 13%, respectively, of consolidated gross accounts receivable.  At March 31, 2007, one customer comprised 18% of consolidated gross accounts receivable.

Fair Value of Financial Instruments   The carrying amount for the Company’s cash-equivalents, trade accounts receivable and accounts payable approximates fair market value because of the short maturity of these financial instruments.

Recently Issued Accounting Pronouncements   In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not determined the effect that the adoption of FAS 157 will have on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115 (“FAS 159”).  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value at specified election dates.  The Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may be applied on an instrument-by-instrument basis with several exceptions, such as those investments accounted for by the equity method, andonce elected, the option is irrevocable unless a new election date occurs.  The fair value option can be applied only to entire instruments and not to portions thereof.  The provisions of FAS 159 are effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Management did not elect to early adopt FAS 159 and has not yet completed its evaluation of the impact that FAS 159 may have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No 141 (revised 2007), Business Combinations (“SFAS No 141R”).  SFAS No 141R among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

2           Cash and Cash-Equivalents

Cash and cash-equivalents of $1,845,000 and $1,804,000 at March 29, 2008 and March 31, 2007, respectively, consist of overnight deposits and money market funds.

3           Inventories

Inventories consist of the following:

(Dollars in thousands)	March 29, 2008	March 31, 2007
Raw materials	$2,767	$3,163
Work-in-progress	1,501	2,128
Finished goods	369	209
Demonstration inventory	371	341
Total	$5,008	$5,841

4           Selling Expenses

Selling expenses consist primarily of commissions paid to various marketing agencies.  Commission expense totaled $1,080,000 and $881,000 for fiscal 2008 and 2007, respectively.  Advertising costs, which are expensed as incurred, totaled $46,000 and $50,000 for fiscal 2008 and 2007, respectively.

5           Significant Customers and Industry Segment Information

The Company has four reportable segments:  Instrument Division, ASCOR, Microsource, and Corporate.  The Instrument Division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems.  ASCOR designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems.  Microsource develops and manufactures a broad line of Yttrium, Iron and Garnet (YIG) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwaveinstruments or devices.  Corporate handles the financing needs of each segment and lends funds to each segment as required; the loans are eliminated in consolidation.

The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies".  The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes.  Segment net sales include sales to external customers.  Segment pre-tax income (loss) includes an allocation for corporate expenses and interest expense on borrowings from Corporate.    Corporate expenses are allocated to the reportable segments based principally on full time equivalent headcount.  In fiscal 2008, interest earned was on each segments respective cash balance.  In fiscal 2007, interest expense on borrowings from Corporate was charged at approximately prime, which was 8.25%.  Inter-segment activities are eliminated in consolidation.  Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses and other long-term assets.  The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller.  During the periods reported there were no significant inter-segment sales or transfers.

The Company's reportable operating segments are strategic business units that offer different products and services.  They are managed separately because each business utilizes different technology and requires different marketing strategies.  All of the businesses except for Giga-tronics Instrument Division and Corporate were acquired.  The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment.  The tables below present information for the fiscal years ended in 2008 and 2007.

	Instrument
March 29, 2008 (Dollars in thousands)	Division	ASCOR	Microsource	Corporate	Total
Revenue	$8,526	$6,020	$3,785	$-	$18,331
Interest income, net	2	7	25	2	36
Depreciation and amortization	80	23	25	-	128
(Loss) income from continuing operations
before income taxes	(1,773)	1,692	64	(184)	(201)
Assets	4,228	2,680	3,168	285	10,361

	Instrument
March 31, 2007 (Dollars in thousands)	Division	ASCOR	Microsource	Corporate	Total
Revenue	$8,966	$3,572	$5,510	$-	$18,048
Interest income, net	(343)	(54)	(870)	1,375	108
Depreciation and amortization	153	30	32	-	215
(Loss) income from continuing operations
before income taxes	(1,975)	(734)	(345)	1,160	(1,894)
Assets	4,948	1,968	3,922	323	11,161

The Company’s Instrument Division, ASCOR, and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers.  In fiscal 2008 and 2007, U.S. government and U.S. defense-related customers accounted for 44% and 57% of sales, respectively.  During fiscal 2008, no customer other than U.S. government agencies and their defense contractors accounted for 10% of the Company’s consolidated revenues at March 29, 2008.  During fiscal 2007, no customer other than U.S. government agencies and their defense contractors accounted for 10% of the Company’s consolidated revenues at March 31, 2007.

Export sales accounted for 38% and 21% of the Company’s sales in fiscal 2008 and 2007, respectively.  Export sales by geographical area are shown below:

(Dollars in thousands)	March 29, 2008	March 31, 2007
Americas	$ 1,250	$ 360
Europe	2,778	2,233
Asia	1,087	748
Other	1,868	489
Total	$ 6,983	$ 3,830

6           Loss per Share

Net loss and shares used in per share computations for the years ended March 29, 2008 and March 31, 2007 are as follows:

(In thousands except per share data)	March 29, 2008	March 31, 2007
Net loss	$(234)	$(1,867)

Weighted average:
Common shares outstanding	4,813	4,809
Potential common shares	-	-
Common shares assuming dilution	4,813	4,809

Net loss per share of common stock	$(0.05)	$(0.39)
Net loss per share of common stock assuming dilution	$(0.05)	$(0.39)
Stock options not included in computation	856	841

The number of stock options not included in the computation of diluted earnings per share (EPS) for the periods ended March 29, 2008 and March 31, 2007 are a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive.

7           Income Taxes

Following are the components of the provision for income taxes:

Years Ended (In thousands)	March 29, 2008	March 31, 2007
Current
Federal	$-	$-
State	2	1
Total current	2	1
Deferred
Federal	-	-
State	-	-
Total deferred	-	-
Charge in lieu of taxes attributable to employer stock option plans	-	-
Provision for income taxes	$2	$1

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Year Ended (In thousands)	March 29, 2008	March 31, 2007
Net operating loss carryforwards	$13,667	$13,625
Income tax credits	2,196	2,196
Inventory reserves and additional costs capitalized	2,333	2,486
Fixed assets depreciation	153	163
Accrued vacation	120	122
Accrued warranty	82	88
Deferred rent	50	98
Other accrued liabilities	201	235
Future state tax effect	(203)	(220)
Allowance for doubtful accounts	41	27
Total deferred tax assets	18,640	18,820
Liability for uncertain tax positions	(297)	(424)
Valuation allowances	(18,343)	(18,396)
	$0	$0

Years Ended (In thousands except percentages)	March 29, 2008		March 31, 2007
Statutory federal income tax (benefit)	$(79)	(34.0)%	$(635)	(34.0)%
Valuation allowance	(53)	(22.9)	(206)	(11.0)
Expiration of net operating losses	178	76.8	805	43.1
State income tax, net of federal benefit	(14)	(6.0)	(109)	(5.8)
Non-tax deductible expenses	99	42.7	11	0.6
Tax credits	-	-	95	5.1
Liability for uncertain tax positions	(127)	(54.9)	-	-
Other	(2)	(0.7)	40	2.1
Effective income tax	$2	1.0%	$1	.1%

The decrease in valuation allowance from March 31, 2007 to March 29, 2008 was $53,000.  The increase in valuation allowance from March 25, 2006 to March 31, 2007 was $206,000.

As of March 29, 2008 and March 31, 2007, the Company had pre-tax federal net operating loss carryforwards of $36,778,000 and $36,753,000 and state net operating loss carryforwards of $19,910,000 and $19,347,000 respectively, available to reduce future taxable income.  The federal and state net operating loss carryforwards begin to expire from fiscal 2009 through 2028 and from 2013 through 2018, respectively.  $10,810,000 of federal net operating loss carryforwards are subject to an annual IRC Section 382 limitation of approximately $100,000.  At March 29, 2008, the accumulated IRC Section 382 losses available for use are approximately $799,000.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  The federal and state income tax credits begin to expire from 2020 through 2025 and from 2009 through 2010, respectively.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on the historical taxable income and projections for future taxable, management decided to record a full valuation allowance against the net deferred tax assets.

On April 1, 2007 the Company adopted FASB Interpretation No. 48 (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  Upon adoption of FIN 48, the Company recognized an increase of $424,000 in the liability for uncertain tax positions.  This allowed a decrease of $424,000 to the valuation allowance resulting in no change to retained earnings.

The Company previously recognized income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The Company files U.S. federal and California state tax returns.  The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2004 for federal purposes and fiscal year 2003 for California purposes, except in certain limited circumstances.  The Company does not have any tax audits or other issues pending.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(In thousands)	Fiscal Year 2008
Balance as of March 31, 2007	$424,000
Additions based on current year tax positions	70,000
Reductions for prior year tax positions
lapses of applicable statute	(197,000)
Balance as of March 29, 2008	$297,000

8           Stock Options and Employee Benefit Plans

Stock Option Plans…The Company established the 2000 Stock Option Plan and the 2005 Employee Incentive Plan, each of which provide for the granting of options for up to 700,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company.  Options granted vest in one or more installments, ranging from 2004 to 2012 and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment.  Options granted to employees shall not have terms in excess of 10 years from the grant date.  Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan.  As of March 29, 2008, no SAR’s have been granted under the option plan.  As of March 29, 2008, the total number of shares of common stock available for issuance is 445,225 under the 2000 and 2005 stock option plans.  All outstanding options have a term of five years.

A summary of the changes in stock options outstanding for the years ended March 29, 2008 and March 31, 2007 is presented below:

		Weighted	Weighted Average	Average
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 25, 2006	438,975	$2.57	2.7	$ 122,173
Granted	541,400	1.85
Excercised	-	-
Forfeited / Expired	(139,475)	2.84
Outstanding at March 31, 2007	840,900	$2.06	3.6	$ 149,624
Granted	157,000	1.84
Excercised	15,000	1.47
Forfeited / Expired	(127,250)	1.96
Outstanding at March 29, 2008	855,650	$2.04	3.1	$ -

Exercisable at March 29, 2008	342,726	$2.22	2.0	$ -

As of March 29, 2008, there was $441,000 of total unrecognized compensation cost related to nonvested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.69 years.  There were 168,000 options vested during the year ended March 29, 2008.  The total fair value of options vested during the year ended March 29, 2008 was $243,000.  Cash received from stock option exercises for the year ended March 29, 2008 was $22,000.

Following is a summary of stock option activity:
	Options	Options	Weighted Average
	Exercisable	Outstanding	Fair Value
Outstanding at March 25, 2006	203,475	438,975	$2.57
Excercised		-	-
Forfeited		(139,475)	2.84
Granted		541,400	1.85
Outstanding at March 31, 2007	214,750	840,900	$2.06
Excercised		(15,000)	1.47
Forfeited		(127,250)	1.96
Granted		157,000	1.84
Outstanding at March 29, 2008	342,726	855,650	$2.04

Employee Stock Purchase Plan   Under the Company’s employee Stock Purchase Plan (the “Purchase Plan”), employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period.  The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 10% of qualified compensation.  As of March 29, 2008, there were 56,631 shares available for issuance under the Purchase Plan.  There were no purchase rights granted in fiscal 2008 and 2007.

401(k) Plans   The Company has established 401(k) plans which cover substantially all employees.  Participants may make voluntary contributions to the plans for up to 20% of their defined compensation.  The Company matches a percentage of the participant’ contributions in accordance with the plan.  Participants vest ratably in Company contributions over a four-year period.  Company contributions to the plans for fiscal 2008 and 2007 were approximately $5,000 and $20,000, respectively.

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

ASCOR’s switching and connecting devices, were previously located in approximately 18,700 square feet in Fremont, California, under a lease that expires on June 30, 2009.  The Company effectively abandoned this property as part of its restructuring plan as of March 31, 2007.  The Company has an accrued loss of approximately $355,000 for future lease expense, net of estimated future sub-lease rental income.  All of the above activities are conducted in the San Ramon facility effective April 1, 2007.  As of March 29, 2008, the Company has not sub-leased the available space.

These facilities accommodate all of the Company’s present operations.  The Company also leases other equipment under operating leases.

Total future minimum lease payments under these leases amount to approximately $4,125,000.

Fiscal Year (Dollars in thousands)
2009	$971
2010	971
2011	971
2012	814
2013	341
Thereafter	57
$4,125

The aggregate rental expense was $1,031,000 and $1,324,000 in fiscal 2008 and 2007, respectively.

The Company is committed to purchase certain inventory under non-cancelable purchase orders.  As of March 29, 2008, total non-cancelable purchase orders were $500,000 through fiscal 2009.

10           Warranty Obligations

The Company records a liability for estimated warranty obligations at the date products are sold.  Adjustments are made as new information becomes available.  The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

(Dollars in thousands)	March 29, 2008	March 31, 2007
Balance at beginning of period	$207	$250
Provision, net	160	130
Warranty costs incurred	(177)	(173)
Balance at end of period	$190	$207

11           Restructuring

In an effort to improve results and make optimal use of its resources, Giga-tronics decided to integrate all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility.  The Microsource subsidiary, located in Santa Rosa, California, remains strictly a manufacturing operation, with all product development work being performed in San Ramon.  Included in the operating expenses for fiscal 2008 was a one-time restructuring charge of $73,000 to reserve the remaining lease obligation on the Fremont facility and $80,000 in severance costs, for a total of $153,000.  The impact on operations in the fourth quarter of fiscal 2007 was $361,000, which was comprised of one-time restructuring charges of $204,000 for the sublease accrual, $139,000 in severance costs and $18,000 for moving expenses.

12           Line of Credit

On June 20, 2005, the Company executed a commitment letter with a financial institution for a secured revolving line of credit for $2,500,000.  The maximum amount that can be borrowed is limited to 80% of trade receivables, plus 25% of raw material and finished goods inventory up to $500,000.  Interest is payable at prime plus 1%.  The Company is required to comply with certain financial covenants under the arrangement.  As of March 29, 2008, this credit line has not been utilized by the Company.  The Company has re-negotiated a new line of credit effective June 18, 2007, which expires on June 17, 2008.  The Company is in compliance with the covenants relating to the line of credit.

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

The Board of Directors and Shareholders
Giga-tronics Incorporated

We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated and subsidiaries (the “Company”) as of March 29, 2008 and March 31, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated and subsidiaries as of March 29, 2008 and March 31, 2007, and the results of their operations and their cash flows for each of the fiscal years in the period ended March 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

Perry-Smith LLP

San Francisco, California
June 10, 2008

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 29, 2008, of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective, as of March 29, 2008, in timely providing them with material information relating to the Company, as required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company's management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 29, 2008, presented in conformity with accounting principles generally accepted in the United States of America.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, management concluded that, as of March 29, 2008, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended March 29, 2008 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10.  DIRECTOR, EXECUTIVE OFFICERS. PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders, incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2008.

EXECUTIVE OFFICERS

Name	Age	Position

John R. Regazzi	53
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

Patrick J. Lawlor	57
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

Jeffrey T. Lum	62
President and a Director of the Board of ASCOR (now a division of the Company) since November 1987.  Mr. Lum founded ASCOR in 1987 and has been President since inception.  He was a founder and Vice President of Autek Systems Corporation, a manufacturer of precision waveform analyzers.  Mr. Lum serves as Treasurer and a member of the Board of Directors for the Santa Clara Aquamaids, a non-profit organization dedicated to advancing athletes in synchronized swimming to the Olympics games.

Rodrick G. Cross	51
Vice President, Sales & Marketing since October 2007.  Mr. Cross has over 25 years of experience in building, leading and operating global marketing, sales, business development, customer service and technical application engineering organizations.  He has worked for Agilent/Hewlett-Packard and Sony America as well as 5 startup companies generating hundreds of millions of dollars in market share expansion and new sales revenue.  His strategic and tactical business programs have been involved with many technologies - RF& microwave, electronics, internet, solar energy, software, semiconductor and optical coatings - spanning several industries including test and measurement, electrical power, telecommunications, aerospace and defense and internet security.  Mr. Cross has a Bachelor of Science Degree from Brigham Young University and Certificates of Study from M.I.T.  Mr. Cross has broad international business experience in North America, Europe and Asia and speaks fluent Japanese.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set for the under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders, incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders, incorporated herein by reference.  Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2008 Annual Meeting of Shareholders, incorporated herein by reference.   This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2008.

ITEM 13.  CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Perry-Smith LLP served as Giga-tronics’ independent registered public accounting firm for the fiscal year ended March 29, 2008.
Audit Fees

Perry-Smith LLP’s fee for audit services for fiscal 2008 were $160,000 and for fiscal 2007 were $153,000.

Audit-Related Fees

There were no Perry-Smith LLP fees for audit-related services in fiscal 2008 or 2007.

Tax Fees

There were no Perry-Smith LLP fees for tax services for fiscal 2008 or 2007.

All Other Fees

We did not incur any fees payable to Perry-Smith LLP for other professional services in fiscal 2008 or 2007.

Audit Committee Pre-Approval Policy

Our Audit Committee has not pre-approved any type or amount of non-audit services by the independent accountants.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of Giga-tronics Incorporated and subsidiaries and the related independent registered public accounting firm are filed herewith:

The following exhibits are filed by reference or herewith as a part of this report:

INDEX TO EXHIBITS

3.1		Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-KSB for the fiscal year ended March 27, 1999 and incorporated herein by reference.

3.2		Amended and Restated Bylaws of Giga-tronics Incorporated, as amended on March 7, 2008.

10.1		1990 Restated Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on November 3, 1997 as Exhibit 99.1 to Form S-8 (33-39403) and incorporated herein by reference. *

10.2
Standard form Indemnification Agreement for Directors and Officers, previously filed on June 21, 1999, as Exhibit 10.2 to Form 10-KSB for the fiscal year ended March 27, 1999 and incorporated herein by reference.  *

10.3
Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as Exhibit 10.12 to Form 10-KSB for the fiscal year ended March 26, 1994 and incorporated herein by reference.

10.4		Employee Stock Purchase Plan, previously filed on August 29, 1997, as Exhibit 99.1 to Form S-8 (33-34719), and incorporated herein by reference. *

10.5		2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference. *

10.6		Amendment No. 1 to Employee Stock Purchase Plan, previously filed on September 24, 2001, as Exhibit 99.1 to Form S-8 (33-69688), and incorporated herein by reference. *

10.7		2005 Equity Incentive Plan incorporated herein by reference to Attachment A of the Registrant’s Proxy Statement filed July 21, 2005. *

21		Significant Subsidiaries. (See page 57 of this Annual Report of Form 10-K.)

23.1		Consent of Independent Registered Public accounting Firm Perry-Smith LLP. (See page 58 of this Annual Report of Form 10-K.)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act. (See page 59 of this Annual Report of Form 10-K.)

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act. (See page 60 of this Annual Report of Form 10-K.)

32.1		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act. (See page 61 of this Annual Report of Form 10-K.)

32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act. (See page 62 of this Annual Report of Form 10-K.)

	*	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

/s/ JOHN R. REGAZZI
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRETT A. GARRETTSON	Chairman of the Board	6/11/2008
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	6/11/2008
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ PATRICK J. LAWLOR	Vice President, Finance/	6/11/2008
Patrick J. Lawlor	Chief Financial Officer & Secretary	Date
(Principal Financial Officer)

/s/ GEORGE H. BRUNS, JR.	Director	6/11/2008
George H. Bruns, Jr.		Date

/s/ JAMES A. COLE	Director	6/11/2008
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	6/11/2008
Kenneth A. Harvey		Date

/s/ ROBERT C. WILSON	Director	6/11/2008
Robert C. Wilson		Date