Form 10-Q
period 2008-06-28
GIGA TRONICS INC
filed 2008-08-07
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 28, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583
(Address of principal executive offices)	(Zip Code)

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
Yes   [   ]    No  [ X ]

There were a total of 4,824,021 shares of the Registrant’s Common Stock outstanding as of August 6, 2008.

Part I – Financial Information

Item 1  -  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)	June 28, 2008	March 29, 2008
Assets
Current assets
Cash and cash equivalents	$1,718	$1,845
Trade accounts receivable, net of allowance of $115 and $93,
respectively	2,345	2,693
Inventories, net	5,066	5,008
Prepaid expenses and other current assets	489	383
Total current assets	9,618	9,929

Property and equipment, net	369	400
Other assets	16	32
Total assets	$10,003	$10,361

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$592	$649
Accrued commissions	119	181
Accrued payroll and benefits	636	526
Accrued warranty	196	190
Customer advances	870	646
Income taxes payable	2	---
Other current liabilities	524	606
Total current liabilities	2,939	2,798
Deferred rent	130	171
Total liabilities	3,069	2,969
Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding
at June 28, 2008 and March 29, 2008	---	---
Common stock of no par value;
Authorized 40,000,000 shares; 4,824,021 shares at
June 28, 2008 and March 29, 2008 issued and outstanding	13,462	13,398
Accumulated deficit	(6,528)	(6,006)
Total shareholders’ equity	6,934	7,392
Total liabilities and shareholders’ equity	$10,003	$10,361

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	THREE MONTHS ENDED
(In thousands except per share data)	June 28, 2008	June 30, 2007
Net sales	$3,488	$4,628
Cost of sales	2,091	2,684
Gross profit	1,397	1,944

Engineering	556	586
Selling, general and administrative	1,364	1,275
Restructuring	---	80
Operating expenses	1,920	1,941

Operating (loss) income	(523)	3

Other income	---	13
Interest income, net	3	14
(Loss) income from continuing operations before income taxes	(520)	30
Provision for income taxes	2	2
(Loss) income from continuing operations	(522)	28
Income on discontinued operations, net of income taxes	---	64
Net (loss) income	$(522)	$92

Basic and diluted net (loss) income per share:
From continuing operations	$(0.11)	$0.01
On discontinued operations	0.00	0.01
Basic and diluted net (loss) income per share	$(0.11)	$0.02

Shares used in per share calculation:
Basic	4,824	4,809
Diluted	4,824	4,863

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
(In thousands)	June 28, 2008	June 30, 2007
Cash flows from operations:
Net (loss) income (1)	$(522)	$92
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	40	31
Share based compensation	64	48
Deferred rent	(41)	(90)
Changes in operating assets and liabilities	341	(48)
Net cash (used in) provided by operations	(118)	33

Cash flows from investing activities:
Purchases of property and equipment	(9)	(22)
Net cash used in investing activities	(9)	(22)

Cash flows from financing activities:
Net cash provided by financing activities	--	--

(Decrease) increase in cash and cash equivalents	(127)	11
Cash and cash equivalents at beginning of period	1,845	1,804
Cash and cash equivalents at end of period	$1,718	$1,815

Supplementary disclosure of cash flow information:

(1)	No cash was paid for income taxes or interest in the three month periods ended June 28, 2008 and June 30, 2007.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Giga-tronics (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 29, 2008.

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

(2)     Discontinued Operations

In the first quarter of 2004, Giga-tronics discontinued the operations at its Dymatix division due to the substantial losses incurred over the previous two years.  In the fourth quarter of fiscal 2004, Giga-tronics consummated the sale of its Dymatix division. Expenses are recorded for discontinued operations associated with the partial abandonment of the lease for the Fremont facility.  Included in this lease is 7,727 square feet, which the Company effectively abandoned upon sale of Dymatix on March 26, 2004.  The Company has increased the estimated time to market these facilities to a sub-tenant.  During the three month period ended June 30, 2007, the Company recorded $64,000 as income on discontinued operations due to the receipt of a payment of $18,000 on previously reserved receivables, a payment of $41,000 from the sale of a previously written off asset, and an adjustment of $5,000 to the sub-lease accrual.

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

(4)     Inventories

Inventory is comprised of the following at June 28, 2008 and March 29, 2008:

INVENTORY
(In thousands)	June 28, 2008	March 29, 2008
Raw materials	$2,856	$2,767
Work-in-progress	1,415	1,501
Finished goods	347	369
Demonstration inventory	448	371
Total inventory	$5,066	$5,008

(5)     Earnings Per Share

Basic (loss) earnings per share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period.  Diluted (loss) earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method.  In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period.  The shares used in per share computations are as follows:

	Three Months Ended
(In thousands except per share data)	June 28, 2008	June 30, 2007
Net (loss) income	$(522)	$92
Weighted average:
Common shares outstanding	4,824	4,809
Potential common shares	---	54
Common shares assuming dilution	4,824	4,863

Net (loss) income per share of common stock	$(0.11)	$0.02
Net (loss) income per share of common stock assuming dilution	(0.11)	0.02
Stock options not included in computation	896	525

Stock options were not included in the computation of diluted EPS for the quarter period ended June 28, 2008 as a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive.  The number of stock options not included in the computation of diluted EPS for the quarter ended June 30, 2007 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.  The weighted average exercise price of excluded options was $2.01 and $2.32 as of June 28, 2008 and June 30, 2007 respectively.

(6)     Stock Based Compensation

The Company established a 2005 Equity Incentive Plan, which provided for the granting of options for up to 700,000 shares of Common Stock.  The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of

SFAS 123(R).  There were 40,000 grants made in the first quarter of fiscal 2009 and no grants made in the first quarter of fiscal 2008.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company, for each of the three months ended June 28, 2008 and June 30, 2007.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

Three Months Ended June 28, 2008
Dividend yield	None
Expected volatility	80.41%
Risk-free interest rate	2.21%
Expected term (years)	5

The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price.  The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.  The risk-free interest rate is based on the U.S. Treasury rates with terms based on the expected term of the option on the date of grant.

As of June 28, 2008, there was $413,717 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 2.62 years.  There were 12,500 options that vested during the quarter ended June 28, 2008.  The total fair value of options vested during each of the quarters ended June 28, 2008 and June 30, 2007 was $16,500.  No cash was received from stock option exercises for each of the three-month periods ended June 28, 2008 and June 30, 2007.

(7)     Industry Segment Information

The Company has two reportable segments: Giga-tronics and Microsource.  Giga-tronics produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems and designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems.  Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments and devices.

Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	June 28, 2008		June 30, 2007
		Net		Net
	Net Sales	(Loss) Income	Net Sales	(Loss) Income
Giga-tronics	$2,660	$(515)	$3,426	$(81)
Microsource	828	(7)	1,202	173
Total	$3,488	$(522)	$4,628	$92

(8)     Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended
(In thousands)	June 28, 2008	June 30, 2007
Balance at beginning of quarter	$190	$207
Provision for current quarter sales	108	53
Warranty costs incurred and adjustments	(102)	(65)
Balance at end of quarter	$196	$195

(9)     Restructuring

In an effort to improve results and make optimal use of its resources, Giga-tronics decided in fiscal 2008 to integrate all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility.  Subsequently, in fiscal 2009, the ASCOR subsidiary was combined into the Giga-tronics Instrument Division.  The Microsource subsidiary, located in Santa Rosa, California, remains strictly a manufacturing operation, with all product development work being performed in San Ramon.  The impact on operations in the first quarter of fiscal 2008 was a one-time restructuring charge of $80,000 in severance costs.

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

The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 have been applied to all tax positions of the Company as of April 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no material effect on the Company’s provision for income taxes for the three months ended June 28, 2008.  The Company recognizes interest accrued related to unrecognized tax benefits and accruals for penalties in income tax expense.

(11)     Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No 141 (revised 2007), Business Combinations (SFAS No 141R).  SFAS No 141R among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS No 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

Item 2  -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 29, 2008 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In 2009, our business consisted of two operating and reporting segments: Giga-tronics and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  The Company has seen a reduction in defense orders for the first quarter of fiscal 2009 versus the first quarter of fiscal 2008.  Conversely, the Company has seen some improvement in commercial orders for the quarter ended June 28, 2008 as compared to the quarter ended June 30, 2007.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.  In March 2007, the Company moved ASCOR’s engineering, sales and marketing, and administrative activities to the San Ramon, California facility, effectively abandoning its Fremont, California facility.  Subsequently, in fiscal 2009, the ASCOR subsidiary was combined into the Giga-tronics Instrument Division.  As a result, the Company has accrued its future lease obligations, net of estimated sub-lease income, through June 2009.  The Company is pursuing subleasing of this facility.  Microsource sales and marketing and engineering activities were also consolidated into the San Ramon facility to better integrate our component development activities with the Company’s overall new product plans.  The Microsource facility in Santa Rosa, California, however, remains open as a manufacturing operation.

Results of Operations

New orders received from continuing operations in the first quarter of fiscal 2009 decreased 15% to $4,224,000 from the $4,980,000 received in the first quarter of fiscal 2008.  New orders decreased primarily due to a decrease in new military orders as follows:

NEW ORDERS
	Three Months Ended
(Dollars in thousands)	June 28, 2008	% change	June 30, 2007
Giga-tronics	$4,058	(9%)	$4,444
Microsource	166	(69%)	536
Total new orders	$4,224	(15%)	$4,980

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
	Three Months Ended
(Dollars in thousands)	June 28, 2008	% change	June 30, 2007
Backlog of unfilled orders	$8,264	(6%)	$8,791
Backlog of unfilled orders shippable within one year	5,842	(1%)	5,898
Previous fiscal year (FY) end backlog reclassified during quarter as shippable later than one year	61	(52%)	126
Net cancellations during quarter of previous FY quarter end one year backlog	---	---	---

Backlog at the end of the first quarter of fiscal 2009 decreased 6% as compared to the end of the same period last year.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Months Ended
(Dollars in thousands)	June 28, 2008	% change	June 30, 2007
Giga-tronics	$2,660	(22%)	$3,426
Microsource	828	(31%)	1,202
Total net sales	$3,488	(25%)	$4,628

Fiscal 2009 first quarter net sales were $3,488,000, a 25% decrease from the $4,628,000 in the first quarter of fiscal 2008.  Sales at Giga-tronics decreased 22% or $766,000 primarily due to a decrease in military demand for its products.  Sales at Microsource decreased 31% or $374,000 during the first quarter of fiscal 2009 versus the first quarter of fiscal 2008 primarily due to a decrease in commercial shipments.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Months Ended
(Dollars in thousands)	June 28, 2008	% change	June 30, 2007
Cost of sales	$2,091	(22%)	$2,684

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Months Ended
(Dollars in thousands)	June 28, 2008	% change	June 30, 2007
Product development	$556	(5%)	$586
Selling, general and administrative	1,364	7%	1,275
Restructuring	---	---	80
Total operating expenses	$1,920	(1%)	$1,941

Operating expenses decreased 1% or $21,000 in the first quarter of fiscal 2009 over fiscal 2008 due to a decrease of $30,000 in product development expense and a decrease of $80,000 in restructuring charges, offset by an increase of $89,000 in selling, general and administrative expense.  Product development costs decreased 5% or $30,000 for the quarter ended June 28, 2008 as compared to the same period in the prior year.  This was the result of a reduction in manpower in fiscal 2008.  Selling, general and administrative expenses increased 7%

or $89,000 for the first quarter of fiscal year 2009 compared to the prior year. The increase is a result of higher net administrative expenses of $129,000 primarily due to a new hire at Microsource and higher reserves on accounts receivable at Giga-tronics.  Net sales expense was lower by $72,000 primarily due to lower commissions offset by higher marketing expenses of $32,000.  A one-time restructuring charge of $80,000 in severance costs was made in the first quarter of fiscal 2008.

Giga-tronics recorded a net loss of $522,000 or $0.11 per fully diluted share for the first quarter of fiscal 2009 versus a net income of $92,000 or $0.02 per fully diluted share in the same period last year. A $2,000 provision for income taxes was incurred in the first quarter of fiscal 2009 and fiscal 2008.

Financial Condition and Liquidity

As of June 28, 2008, Giga-tronics had $1,718,000 in cash and cash-equivalents, compared to $1,845,000 as of March 29, 2008.

Working capital at June 28, 2008 was $6,679,000 compared to $7,131,000 at March 28, 2008.  The decrease in working capital was primarily due to lower accounts receivable and higher customer advances in fiscal 2009.

The Company’s current ratio (current assets divided by current liabilities) at June 28, 2008 was 3.27 compared to 3.55 on March 29, 2008.

Cash used in operations amounted to $118,000 in the first quarter of fiscal 2009.  Cash provided by operations amounted to $33,000 in the first quarter of fiscal 2008.  Cash used in operations in the first quarter of fiscal 2009 is primarily attributed to the operating loss in the quarter offset by the net change in operating assets and liabilities.  Cash provided by operations in the first quarter of fiscal 2008 is primarily attributed to the operating profit in the quarter and the net change in operating assets and liabilities.

Additions to property and equipment were $9,000 in the first quarter of 2009 compared to $22,000 for the same period last year. The capital equipment spending in fiscal 2008 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

On June 17, 2008, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%.  The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company.  The Company had no borrowings under this line of credit during the period ended June 28, 2008.  From time to time, Giga-tronics considers a variety of acquisition opportunities to also broaden its product lines and expand its market.  Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources. The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.

Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company will not realize benefits of these deductible differences as of June 28, 2008.  Management has, therefore, established a valuation allowance against its net deferred tax assets as of June 28, 2008.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 11 to the condensed Consolidated Financial Statements included in this report.

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4t  -  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms.  There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1  -  Legal Proceedings

As of June 28, 2008, Giga-tronics has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

There has been no material change in the risk factors disclosed in the registrant’s Annual Report of Form 10-K for the fiscal year ended March 29, 2008.

Item 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3  -  Defaults Upon Senior Securities

None.

Item 4  -  Submission of Matters to a Vote of Security Holders

None.

Item 5  -  Other Information

None.

Item 6  -  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 6, 2008	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2008	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)