Form 10-Q
period 2008-09-27
GIGA TRONICS INC
filed 2008-11-03
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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
Yes   [   ]    No  [ X ]

There were a total of 4,824,021 shares of the Registrant’s Common Stock outstanding as of October 31, 2008.

Part I - FINANCIAL INFORMATION

Item 1  –  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands Except Share Data)	September 27, 2008	March 29, 2008
Assets
Current assets
Cash and cash equivalents	$1,577	$1,845
Trade accounts receivable, net of allowance of $74 and $93,
respectively	1,511	2,693
Inventories, net	5,280	5,008
Prepaid expenses and other current assets	442	383
Total current assets	8,810	9,929

Property and equipment, net	382	400
Other assets	16	32
Total assets	$9,208	$10,361

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$826	$649
Accrued commissions	145	181
Accrued payroll and benefits	455	526
Accrued warranty	184	190
Customer advances	453	646
Reserve for lease obligations	247	247
Current capital lease obligation	16	---
Other current liabilities	284	359
Total current liabilities	2,610	2,798
Long term obligations	150	171
Total liabilities	2,760	2,969
Commitments

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at
September 27, 2008 and March 29, 2008	---	---
Common stock of no par value;
Authorized 40,000,000 shares; 4,824,021 shares at
September 27, 2008 and 4,824,021 at March 29, 2008
issued and outstanding	13,516	13,398
Accumulated deficit	(7,068)	(6,006)
Total shareholders’ equity	6,448	7,392
Total liabilities and shareholders’ equity	$9,208	$10,361

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Six Months Ended
(In Thousands Except Per Share Data)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$3,689	$4,651	$7,177	$9,279

Cost of sales	2,351	2,570	4,442	5,254
Gross profit	1,338	2,081	2,735	4,025

Engineering	522	514	1,078	1,100
Selling, general and administrative	1,437	1,365	2,801	2,640
Restructuring	---	---	---	80
Operating expenses	1,959	1,879	3,879	3,820

Operating (loss) income	(621)	202	(1,144)	205

Other expense	---	13	---	---
Interest income, net	6	9	9	23
(Loss) income from continuing operations before income taxes	(615)	198	(1,135)	228
Provision for income taxes	---	---	2	2
(Loss) income from continuing operations	(615)	198	(1,137)	226
Income (loss) on discontinued operations, net of income taxes	75	(10)	75	54
Net (loss) income	$(540)	$188	$(1,062)	$280

Basic net (loss) income per share:
From continuing operations	$(0.13)	$0.04	$(0.24)	$0.05
On discontinued operations	0.02	(0.00)	0.02	0.01
Basic net (loss) income per share	$(0.11)	$0.04	$(0.22)	$0.06

Diluted net (loss) income per share:
From continuing operations	$(0.13)	$0.04	$(0.24)	$0.05
On discontinued operations	0.02	(0.00)	0.02	0.01
Diluted net (loss) income per share	$(0.11)	$0.04	$(0.22)	$0.06

Shares used in per share calculation:
Basic	4,824	4,810	4,824	4,810
Diluted	4,824	4,880	4,824	4,871

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements Of Cash Flows
	Six Months Ended
(In thousands)	September 27, 2008	September 29, 2007
Cash flows from operations:
Net (loss) income	$(1,062)	$280
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	82	65
Share based compensation	118	96
Deferred rent	(52)	(101)
Changes in operating assets and liabilities	663	(443)
Net cash used in operations	(251)	(103)

Cash flows from investing activities:
Purchases of property and equipment	(64)	(94)
Net cash used in investing activities	(64)	(94)

Cash flows from financing activities:
Capital lease	47	---
Issuance of common stock	---	10
Net cash provided by financing activities	47	10

Decrease in cash and cash equivalents	(268)	(187)
Cash and cash equivalents at beginning of period	1,845	1,804
Cash and cash equivalents at end of period	$1,577	$1,617

Supplementary disclosure of cash flow information:

Cash paid for income taxes was $2 for the six month period ended September 27, 2008. Cash paid for income taxes was $2 for the six month period ended September 29, 2007.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments (consisting of only normal recurring accruals) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 29, 2008.

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

(2)  Discontinued Operations

In the first quarter of fiscal 2004, the Company discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years.  In the fourth quarter of fiscal 2004, the Company consummated the sale of its Dymatix Division.  Expenses are recorded for discontinued operations associated with the partial abandonment of the lease for the Fremont facility.  Included in this lease is 7,727 square feet, which the Company effectively abandoned upon sale of Dymatix on March 26, 2004.  As of March 29, 2008, the Company has fully reserved the remaining lease due to the low probability of leasing it to a sub-tenant prior to the expiration of our lease obligation in June 30, 2009.  Income from discontinued operations was $75,000 for the three and six month periods ended September 27, 2008.  This resulted from the foreclosure and resale of the Dymatix assets to a third party.  During the three month period ended September 29, 2007, the Company recorded a $10,000 loss on discontinued operations due to the adjustment to the sub-lease accrual.  During the six month period ended September 29, 2007, the Company recorded $54,000 as income on discontinued operations due to the receipt of a payment of $18,000 on previously reserved receivables, a payment of $41,000 from the sale of a previously written off asset, and an adjustment of $5,000 to the sub-lease accrual.

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

The Company provides for estimated costs that may be incurred for product warranties at the time of shipment.  The Company’s warranty policy generally provides one to three years for the 2400 and 2500 families of Microwave Synthesizers and one year for all other products.  The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.  For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product.  Adjustments are made as new information becomes available.

(4)  Inventories

Inventory is comprised of the following at September 27, 2008 and March 29, 2008:

INVENTORY
(In thousands)	September 27, 2008	March 29, 2008
Raw materials	$2,777	$2,767
Work-in-progress	1,664	1,501
Finished goods	273	369
Demonstration inventory	566	371
Total inventory	$5,280	$5,008

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

	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net (loss) income	$(540)	$188	$(1, 062)	$280
Weighted average:
Common shares outstanding	4,824	4,810	4,824	4,810
Potential common shares	---	70	---	61
Common shares assuming dilution	4,824	4,880	4,824	4,871

Net (loss) income per share of common stock	(0.11)	0.04	(0.22)	0.06
Net (loss) income per share of common stock assuming dilution	(0.11)	0.04	(0.22)	0.06
Stock options not included in computation	965	393	965	393

The number of stock options not included in the computation of diluted EPS for the three and six month periods ended September 27, 2008 is a result of the Company’s loss from continuing operations and, therefore, the options are anitdilutive.   The number of stock options not included in the computation of diluted EPS for the three and six month periods ended September 29, 2007 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.  The weighted average exercise price of excluded options was $1.92 and $2.45 as of September 27, 2008 and September 29, 2007, respectively.

(6)  Stock Based Compensation
The Company established a 2005 Equity Incentive Plan, which provided for the granting of options for up to 700,000 shares of Common Stock.  Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R).  There were 140,000 grants made in the first half of fiscal 2009.  There were no option grants made in the six month period ended September 27, 2007.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.  These excess tax benefits were not significant for the Company, for each of the three and six month periods ended September 27, 2008 and September 29, 2007.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

Three Months Ended September 27, 2008
Dividend yield	None
Expected volatility	89.48%
Risk-free interest rate	2.74%
Expected term (years)	3.75

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

As of September 27, 2008, there was $562,460 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.39 years.  There were 46,851 options that vested during the quarter ended September 27, 2008.  There were 62,726 options that vested during the quarter ended September 29, 2007.  The total fair value of options vested during each of the quarters ended September 27, 2008 and September 29, 2007 was $42,166 and $62,832, respectively.  There were 59,351 and 75,226 options that vested during the six month periods ended September 27, 2008 and September 29, 2007, respectively.  The total fair value of options vested during the six month periods ended September 27, 2008 and September 29, 2007 was $58,716 and $79,382, respectively.  No cash was received from stock option exercises for the three month period ended September 27, 2008.  Cash received from the exercise of stock options for the three month period ended September 29, 2007 was $9,800.

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

Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	September 27, 2008		September 29, 2007
	Net Sales	Net (Loss) Income	Net Sales	Net (Loss) Income
Giga-tronics	$2,438	$(628)	$3,584	$132
Microsource	1,251	88	1,067	56
Total	$3,689	$(540)	$4,651	$188

	Six Months Ended
(In thousands)	September 27, 2008		September 29, 2007
	Net Sales	Net (Loss) Income	Net Sales	Net (Loss) Income
Giga-tronics	$5,098	$(1,143)	$7,010	$51
Microsource	2,079	81	2,269	229
Total	$7,177	$(1,062)	$9,279	$280

(8)  Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Balance at beginning of period	$196	$195	$190	$207
Provision, net	19	26	127	79
Warranty costs incurred	(31)	(40)	(133)	(105)
Balance at end of period	$184	$181	$184	$181

(9)  Restructuring

In an effort to improve results and make optimal use of its resources, the Company decided in fiscal 2008 to integrate all ASCOR and Instrument Division engineering and manufacturing activities at the San Ramon, California facility.  Subsequently, in fiscal 2009, the ASCOR subsidiary was combined into the Giga-tronics Instrument Division.  The Microsource subsidiary, located in Santa Rosa, California, remains strictly a manufacturing operation, with all product development work being performed in San Ramon.  The impact on operations in the first half of fiscal 2008 was a one-time restructuring charge of $80,000 in severance costs.

(10)  Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109 (FAS109) and Financial Accounting Standards Board Interpretation No. 48 (FIN 48).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  A valuation allowance is applied to deferred tax assets which are less than likely to be realized on a future tax return.  Benefits from uncertain tax positions are recorded only if they are more likely than not to be realized.

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

Overview

The Company produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications.  In 2009, our business consisted of two operating and reporting segments:  Giga-tronics and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  The Company has seen a reduction in defense orders for the first half of fiscal 2009 versus the first half of fiscal 2008.  Conversely, the Company has seen some improvement in commercial orders for the six month period ended September 27, 2008 as compared to the same period last year.

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

Results of Operations

New orders received from continuing operations in the second quarter of fiscal 2009 decreased 18% to $3,089,000 from the $3,751,000 received in the second quarter of fiscal 2008.  New orders received from continuing operations in the second half of fiscal 2009 decreased 16% to 7,313,000 from the $8,731000 received in the second half of fiscal 2008.

New orders by segment were as follows for the fiscal periods shown:

New Orders
	Three Months Ended
(Dollars in thousands)	September 27, 2008	% change	September 29, 2007
Giga-tronics	$2,347	(34%)	$3,536
Microsource	742	245%	215
Total	$3,089	(18%)	$3,751

	Six Months Ended
(Dollars in thousands)	September 27, 2008	% change	September 29, 2007
Giga-tronics	$6,405	(20%)	$7,980
Microsource	908	21%	751
Total	$7,313	(16%)	$8,731

Orders at Giga-tronics decreased for the three and six month periods ended September 27, 2008 primarily due to an decrease in new military orders whereas orders at Microsource increased for the three and six month periods ended September 27, 2008 primarily due to an increase in military demand for its products.

The following table shows order backlog and related information at the end of the respective periods:

Backlog
(Dollars in thousands)	September 27, 2008	% Change	September 29, 2007
Backlog of unfilled orders	$7,664	(3%)	$7,891
Backlog of unfilled orders shippable within one year	6,248	16%	5,389
Previous fiscal year (FY) quarter end backlog reclassified during year as shippable later than one year	---	---	---
Net cancellations during year of previous FY quarter end one-year backlog	---	---	---

Backlog at the end of the first half of fiscal 2009 decreased 3% as compared to the end of the same period last year.  However, our shippable backlog has increased due to a partial liquidation of our multiyear contract with Boeing.

The allocation of net sales was as follows for the fiscal periods shown:

Allocation of Net Sales
	Three Months Ended
(Dollars in thousands)	September 27, 2008	% change	September 29, 2007
Giga-tronics	$2,438	(32%)	$3,584
Microsource	1,251	17%	1,067
Total	$3,689	(21%)	$4,651

	Six Months Ended
(Dollars in thousands)	September 27, 2008	% change	September 29, 2007
Giga-tronics	$5,098	(27%)	$7,010
Microsource	2,079	(8%)	2,269
Total	$7,177	(23%)	$9,279

Fiscal 2009 second quarter net sales were $3,689,000, a 21% decrease from the $4,651,000 in the second quarter of fiscal 2008.  Sales at Giga-tronics decreased 32% or $1,146,000 primarily due to a decrease in military demand for its products.  Sales at Microsource increased 17% or $184,000 during the second quarter of fiscal 2009 versus the second quarter of fiscal 2008 primarily due to an increase in military shipments.

Net sales for the six month period ended September 27, 2008 were $7,177,000, a 23% decrease from the $9,279,000 in the six month period ended September 29, 2007.  Sales at Giga-tronics decreased 27% or $1,912,000 primarily due to a decrease in military demand for its products.  Sales at Microsource decreased 8% or $190,000 during the first half of fiscal 2009 versus the first half of fiscal 2008 primarily due to a decrease in commercial shipments.

Cost of sales was as follows for the fiscal periods shown:

Cost of Sales
	Three Months Ended
(Dollars in thousands)	September 27, 2008	% change	September 29, 2007
Cost of sales	$2,351	(9%)	$2,570

	Six Months Ended
(Dollars in thousands)	September 27, 2008	% change	September 29, 2007
Cost of sales	$4,442	(16%)	$5,254

In the second quarter of fiscal 2009, cost of sales decreased 9% to $2,351,000 from $2,570,000 for the same period last year.  For the six months ended September 27, 2008, cost of sales decreased 16% to $4,442,000 from $5,254,000 for the similar period ended September 29, 2007.  For both the three months and six month periods the primary reason is lower sales, however, due to a poor product mix the rate of decrease in cost of sales did not keep up with the sales reduction.

Operating expenses were as follows for the fiscal periods shown:

Operating Expenses
	Three Months Ended
(Dollars in thousands)	September 27, 2008	% change	September 29, 2007
Engineering	$522	2%	$514
Selling, general and administrative	1,437	5%	1,365
Restructuring	---	---	---
Total	$1,959	4%	$1,879

	Six Months Ended
(Dollars in thousands)	September 27, 2008	% change	September 29, 2007
Engineering	$1,078	(2%)	$1,100
Selling, general and administrative	2,801	6%	2,640
Restructuring	---	---	80
Total	$3,879	2%	$3,820

Operating expenses increased 4% or $80,000 in the second quarter of fiscal 2009 over fiscal 2008. Product development costs increased 2% or $8,000 for the quarter ended September 27, 2008 as compared to the same period in the prior year.  Selling, general and administrative expenses increased 5% or $72,000 for the second quarter of fiscal year 2009 compared to the same period in the prior year.  The increase is a result of higher marketing expenses of $173,000 and higher administrative expenses of $6,000 offset by lower commission expenses of $107,000 on lower commissionable sales for the quarter.

Operating expenses increased 2% or $59,000 for the six months ended September 27, 2008 over the same period for the prior year.  Engineering costs from continuing operations decreased 2% or $22,000 for the six month period ended September 27, 2008.  Selling, general and administrative expenses from continuing operations increased 6% or $161,000 for the six month period ended September 27, 2008.  The increase is a result of higher marketing expenses of $205,000 and higher administrative expenses of $200,000 offset by lower commission expenses of

$244,000 on lower commissionable sales for the quarter.  A one-time restructuring charge of $80,000 in severance costs was made in the first quarter of fiscal 2008.

The Company recorded a net loss of $540,000 or $0.11 per fully diluted share for the second quarter of fiscal 2009 versus a net income of $188,000 or $0.04 per fully diluted share in the same period last year.  The Company recorded a net loss of $1,062,000 or $0.22 per fully diluted share for the first half of fiscal 2009 versus a net income of $280,000 or $0.06 per fully diluted share in the same period last year.

Financial Condition and Liquidity

As of September 27, 2008, the Company had $1,577,000 in cash and cash equivalents, compared to $1,845,000 as of March 29, 2008.

Working capital at September 27, 2008 was $6,200,000 compared to $7,131,000 at March 29, 2008.  The decrease in working capital was primarily due to lower accounts receivable and accrued expenses in fiscal 2009.

The Company’s current ratio (current assets divided by current liabilities) at September 27, 2008 was 3.38 compared to 3.55 on March 29, 2008.

Cash used in operations amounted to $251,000 in the first half of fiscal 2009.  Cash used in operations amounted to $103,000 in the same period of fiscal 2008.  Cash used in operations in the first half of fiscal 2009 is primarily attributed to the operating loss offset by the net change in operating assets and liabilities in the year.  Cash used by operations in the first half of fiscal 2008 was primarily attributed to the net change in operating assets and liabilities offset by the operating income in the year.

Additions to property and equipment were $64,000 in the first half of fiscal 2009 compared to $94,000 for the same period last year.  The capital equipment spending in fiscal 2008 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

On June 17, 2008, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%.  The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company.  The Company had no borrowings under this line of credit in the three and six month periods ended September 27, 2008.

From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market.  Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources.  The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.

Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management has taken a conservative approach that the Company will not realize benefits of these deductible differences as of September 27, 2008.  Management has, therefore, established a valuation allowance against its net deferred tax assets as of September 27, 2008.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

As of September 27, 2008, the Company has no material pending legal proceedings.  From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

The Company sells a majority of its products to the military; however, during these unstable economic times, it is difficult to predict the effect on the Company and whether the credit crunch will have a negative effect.  In addition, the stock market has been in somewhat a freefall and we believe this has had a negative effect on the market value of the Company.  NASDAQ has temporarily suspended its Rules on de-listing a Company’s stock and if the market value of the stock does not rise, this could have a further negative effect.

Item 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3  -  Defaults Upon Senior Securities

None.

Item 4  -  Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders was held on August 19, 2008, with the following results:

 (1)  The votes for the nominated Directors were as follows:

Nominee	In Favor	Withheld
George H. Bruns, Jr.	3,272,378	228,112
James A. Cole	3,289,948	210,542
Garrett A. Garrettson	3,289,948	210,542
Kenneth A. Harvey	3,289,948	210,542
John R. Regazzi	3,289,948	210,542
Robert C. Wilson	3,289,948	210,542

(2) Ratification of the selection of Perry-Smith LLP as independent public accountants for the fiscal year 2009 was approved as follows:

	No. of Votes on Proposal	Percent of Votes Cast
For	3,365,647	96.15%
Against	89,751	2.56%
Abstain	45,093	1.29%
Quorum	3,500,491	100.00%

Broker non-voted Shares = 0

Outstanding shares on Record Date = 4,824,021

(3) No other matters were brought up for a vote.

Item 5  -  Other Information

None.

Item 6  -  Exhibits

32.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.3	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.4	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	October 31, 2008	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2008	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)