Form 10-K/A
period 2008-03-29
GIGA TRONICS INC
filed 2009-01-21
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K /A
(Amendment No. 1)

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
Yes  [   ]    No  [ X ]

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

EXPLANATORY NOTE

This abbreviated amendment on Form 10-K/A contains only the cover page, this Explanatory Note, the Signature Page and Exhibits 31.1 and 31.2.  This amendment is being filed solely to correct the deficiency in Exhibit 31.1 and 31.2, both of which inadvertently omitted certain language required to be included in paragraph 4.

This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the SEC.  Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

/s/ JOHN R. REGAZZI
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRETT A. GARRETTSON	Chairman of the Board	1/09/2009
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	1/08/2009
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ PATRICK J. LAWLOR	Vice President, Finance/	1/08/2009
Patrick J. Lawlor	Chief Financial Officer & Secretary	Date
(Principal Financial Officer)

/s/ GEORGE H. BRUNS, JR.	Director	1/08/2009
George H. Bruns, Jr.		Date

/s/ JAMES A. COLE	Director	1/08/2009
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	1/09/2009
Kenneth A. Harvey		Date

/s/ ROBERT C. WILSON	Director	1/20/2009
Robert C. Wilson		Date