Form 10-Q
period 2008-12-27
GIGA TRONICS INC
filed 2009-02-03
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

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
Yes   [   ]    No  [ X ]

There were a total of 4,824,021 shares of the Registrant’s Common Stock outstanding as of February 2, 2009.

Part I - FINANCIAL INFORMATION

Item 1  –  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands Except Share Data)	December 27, 2008	March 29, 2008
Assets
Current assets
Cash and cash equivalents	$2,113	$1,845
Trade accounts receivable, net of allowance of $156 and $93, respectively	2,043	2,693
Inventories, net	5,012	5,008
Prepaid expenses and other current assets	337	383
Total current assets	9,505	9,929

Property and equipment, net	344	400
Other assets	16	32
Total assets	$9,865	$10,361

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$647	$649
Accrued commissions	172	181
Accrued payroll and benefits	544	526
Accrued warranty	187	190
Customer advances	765	646
Reserve for lease obligations	183	247
Current portion of capital lease obligation	16	--
Other current liabilities	363	359
Total current liabilities	2,877	2,798
Long term obligations	136	171
Total liabilities	3,013	2,969

Commitments

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at December 27, 2008 and March 29, 2008	--	--
Common stock of no par value;
Authorized 40,000,000 shares; 4,824,021 shares at December 27, 2008
and 4,824,021 at March 29, 2008 issued and outstanding	13,571	13,398
Accumulated deficit	(6,719)	(6,006)
Total shareholders’ equity	6,852	7,392
Total liabilities and shareholders’ equity	$9,865	$10,361

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Nine Months Ended
(In Thousands Except Per Share Data)	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net sales	$5,099	$4,953	$12,276	$14,232

Cost of sales	2,679	2,904	7,121	8,158
Gross profit	2,420	2,049	5,155	6,074

Engineering	479	520	1,557	1,620
Selling, general and administrative	1,590	1,454	4,391	4,094
Restructuring	--	--	--	80
Total operating expenses	2,069	1,974	5,948	5,794

Operating income (loss) from continuing operations	351	75	(793)	280

Other expense	--	30	--	30
Interest (expense) income, net	(2)	6	7	29
Income (loss) from continuing operations before income taxes	349	51	(786)	279
Provision for income taxes	--	--	2	2
Income (loss) from continuing operations	349	51	(788)	277
Income (loss) on discontinued operations, net of income taxes	-	(20)	75	34
Net income (loss)	$349	$31	$(713)	$311

Basic and diluted net earnings (loss) per share:
From continuing operations	$0.07	$0.01	$(0.16)	$0.05
On discontinued operations	-	(0.00)	0.01	0.01
Basic and diluted net earnings (loss)
per share	$0.07	$0.01	$(0.15)	$0.06

Shares used in per share calculation:
Basic	4,824	4,814	4,824	4,811
Diluted	4,824	4,913	4,824	4,884

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
(In Thousands)	December 27, 2008	December 29, 2007
Cash flows from operations:
Net (loss) income	$(713)	$311
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	122	95
Loss on sale of fixed asset	--	2
Stock based compensation	173	147
Deferred rent	(63)	(111)
Changes in operating assets and liabilities	771	(297)
Net cash provided by operations	290	147

Cash flows from investing activities:
Purchases of property and equipment	(66)	(121)
Net cash used in investing activities	(66)	(121)

Cash flows from financing activities:
Proceeds from capital lease	44	--
Proceeds from issuance of common stock	--	10
Net cash provided by financing activities	44	10

Increase in cash and cash equivalents	268	36
Cash and cash equivalents at beginning of period	1,845	1,804
Cash and cash equivalents at end of period	$2,113	$1,840

Supplementary disclosure of cash flow information (in thousands):

Cash paid for income taxes was $2 for the nine month period ended December 27, 2008.  Cash paid for income taxes was $2 for the nine month period ended December 29, 2007.

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

(2)           Discontinued Operations

In the first quarter of fiscal 2004, the Company discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years.  In the fourth quarter of fiscal 2004, the Company consummated the sale of its Dymatix Division.  Expenses are recorded for discontinued operations associated with the partial abandonment of the lease for the Fremont facility.  Included in this lease is 7,727 square feet, which the Company effectively abandoned upon sale of Dymatix on March 26, 2004.  As of March 29, 2008, the Company has fully reserved the remaining lease due to the low probability of leasing it to a sub-tenant prior to the expiration of the Company’s lease obligation in June 30, 2009.  Income from discontinued operations was $75,000 for the nine month period ended December 27, 2008.  This resulted from the foreclosure and resale of the Dymatix assets to a third party.  During the three month period ended December 29, 2007, the Company recorded a $20,000 loss on discontinued operations due to the adjustment to the sub-lease accrual.  During the nine month period ended December 29, 2007, the Company recorded $34,000 as income on discontinued operations due to the receipt of a payment of $18,000 on previously reserved receivables, a payment of $41,000 from the sale of a previously written off asset offset by an adjustment of $25,000 to the sub-lease accrual.

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

The Company provides for estimated costs that may be incurred for product warranties at the time of shipment.  The Company’s warranty policy generally provides one year for all products.  The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.  For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product.  Adjustments are made as new information becomes available.

(4)           Inventories

Inventories are comprised of the following at December 27, 2008 and March 29, 2008:

INVENTORIES
(In thousands)	December 27, 2008	March 29, 2008
Raw materials	$2,719	$2,767
Work-in-progress	1,479	1,501
Finished goods	271	369
Demonstration inventories	543	371
Total inventories	$5,012	$5,008

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

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net income (loss)	$349	$31	$(713)	$311
Weighted average:
Common shares outstanding	4,824	4,814	4,824	4,811
Potential common shares	-	99	-	73
Common shares assuming dilution	4,824	4,913	4,824	4,884

Net income (loss) per share of common stock	$0.07	$0.01	$(0.15)	$0.06
Net income (loss) per share of common stock assuming dilution	0.07	0.01	(0.15)	0.06
Stock options not included in computation	941	393	941	393

The number of stock options not included in the computation of diluted EPS for the three month period ended December 27, 2008 reflect stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.   The number of stock options not included in the computation of diluted EPS for the nine month period ended December 27, 2008 is a result of the Company’s loss from continuing operations and, therefore, the options are anitdilutive.  The number of stock options not included in the computation of diluted EPS for the three and nine month periods ended December 29, 2007 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.  The weighted average exercise price of excluded options was $1.94 and $2.45 as of December 27, 2008 and December 29, 2007, respectively.

(6)    Stock Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, each of which provided for the granting of options for up to 700,000 shares of Common Stock.  Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R).  There were 6,500 option grants made in the three month period ended December 27, 2008.  There were 146,500 option grants made in the nine month period ended December 27, 2008.  There were 152,000 option grants made in the three and nine month periods ended December 29, 2007.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.  These excess tax benefits were not significant for the Company, for each of the three and nine month periods ended December 27, 2008 and December 29, 2007.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

Three Months Ended December 27, 2008
Dividend yield	None
Expected volatility	99.24%
Risk-free interest rate	1.51%
Expected term (years)	3.75

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

As of December 27, 2008, there was $415,098 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.27 years.  There were 65,125 options that vested during the quarter ended December 27, 2008.  There were 27,500 options that vested during the quarter ended December 29, 2007.  The total fair value of options vested during each of the quarters ended December 27, 2008 and December 29, 2007 was $94,160 and $41,635, respectively.  There were 124,476 and 102,726 options that vested during the nine month periods ended December 27, 2008 and December 29, 2007, respectively.  The total fair value of options vested during the nine month periods ended December 27, 2008 and December 29, 2007 was $152,875 and $121,017, respectively.  No cash was received from stock option exercises for the nine month period ended December 27, 2008.  Cash received from the exercise of stock options for the nine month period ended December 29, 2007 was $9,800.

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

 Information on reportable segments is as follows:

	Three Months Ended
(In thousands)	December 27, 2008		December 29, 2007
	Net Sales	Net Income (Loss)	Net Sales	Net Income (Loss)
Giga-tronics	$3,771	$90	$3,999	$45
Microsource	1,328	259	954	(14)
Total	$5,099	$349	$4,953	$31

	Nine Months Ended
(In thousands)	December 27, 2008		December 29, 2007
	Net Sales	Net Income (Loss)	Net Sales	Net Income (Loss)
Giga-tronics	$8,869	$(1,053)	$11,009	$94
Microsource	3,407	340	3,223	215
Total	$12,276	$(713)	$14,232	$311

(8)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended		Nine Months Ended
(In thousands)	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Balance at beginning of period	$184	$181	$190	$207
Provision, net	29	10	156	86
Warranty costs incurred	(26)	(19)	(159)	(121)
Balance at end of period	$187	$172	$187	$172

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

(11)    Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141R among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

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

Overview

The Company produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications.  In fiscal year 2009, our business consisted of two operating and reporting segments:  Giga-tronics and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  The Company has seen an increase in defense orders for the first nine months of fiscal 2009 versus the first nine months of fiscal 2008.  And likewise, the Company has seen improvement in commercial orders for the nine month period ended December 27, 2008 as compared to the same period last year.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.  In March 2007, the Company moved ASCOR’s engineering, sales and marketing, and administrative activities to the San Ramon, California facility, effectively vacating its Fremont, California facility.  Subsequently, in fiscal 2009, the ASCOR subsidiary was combined into the Giga-tronics Instrument Division.  As a result, the Company has accrued its future lease obligations, net of estimated sub-lease income, through June 2009.  The Company is pursuing subleasing of this facility.  Microsource sales and marketing and engineering activities were also consolidated into the San Ramon facility to better integrate our component development activities with the Company’s overall new product plans.  The Microsource facility in Santa Rosa, California, however, remains open as a manufacturing operation.

Results of Operations

New orders received from continuing operations in the third quarter of fiscal 2009 increased 93% to $9,461,000 from the $4,905,000 received in the third quarter of fiscal 2008.  New orders received from continuing operations for the nine months ended December 27, 2008 increased 23% to $16,774,000 from the $13,636,000 for the same period a year ago.

New orders by segment were as follows for the fiscal periods shown:

New Orders
	Three Months Ended
(Dollars in thousands)	December 27, 2008	% change	December 29, 2007
Giga-tronics	$3,052	(19%)	$3,785
Microsource	6,409	472%	1,120
Total	$9,461	93%	$4,905

	Nine Months Ended
(Dollars in thousands)	December 27, 2008	% change	December 29, 2007
Giga-tronics	$9,457	(20%)	$11,765
Microsource	7,317	291%	1,871
Total	$16,774	23%	$13,636

Orders at Giga-tronics decreased for the three and nine month periods ended December 27, 2008 primarily due to a decrease in new military orders partially offset by a slight increase in commercial orders whereas orders at Microsource increased for the three and nine month periods ended December 27, 2008 primarily due to an increase in military demand for its products.

The following table shows order backlog and related information at the end of the respective periods:

Backlog
(Dollars in thousands)	December 27, 2008	% Change	December 29, 2007
Backlog of unfilled orders	$12,026	53%	$7,843
Backlog of unfilled orders shippable within one year	8,853	96%	4,510
Previous fiscal year (FY) quarter end backlog reclassified during year as shippable later than one year	--	--	--
Net cancellations during year of previous FY quarter end one- year backlog	--	--	--

Backlog at the end of the third quarter of fiscal 2009 increased 53% as compared to the end of the same period last year.

Net sales were as follows for the fiscal periods shown:

Net Sales
	Three Months Ended
(Dollars in thousands)	December 27, 2008	% change	December 29, 2007
Giga-tronics	$3,771	(6%)	$3,999
Microsource	1,328	39%	954
Total	$5,099	3%	$4,953

	Nine Months Ended
(Dollars in thousands)	December 27, 2008	% change	December 29, 2007
Giga-tronics	$8,869	(19%)	$11,009
Microsource	3,407	6%	3,223
Total	$12,276	(14%)	$14,232

Fiscal 2009 third quarter net sales were $5,099,000, a 3% increase from the $4,953,000 in the third quarter of fiscal 2008.  Sales at Giga-tronics decreased 6% or $228,000 primarily due to a decrease in commercial shipments for its products.  Sales at Microsource increased 39% or $374,000 during the third quarter of fiscal 2009 versus the third quarter of fiscal 2008 primarily due to an increase in military shipments.

Net sales for the nine month period ended December 27, 2008 were $12,276,000, a 14% decrease from the $14,232,000 in the nine month period ended December 29, 2007.  Sales at Giga-tronics decreased 19% or $2,140,000 primarily due to a decrease in military demand for its products.  Sales at Microsource increased 6% or $184,000 during the nine month period ended December 27, 2008 versus the same period in the prior fiscal year primarily due to an increase in military shipments.

Cost of sales was as follows for the fiscal periods shown:

Cost of Sales
	Three Months Ended
(Dollars in thousands)	December 27, 2008	% change	December 29, 2007
Cost of sales	$2,679	(8%)	$2,904

	Nine Months Ended
(Dollars in thousands)	December 27, 2008	% change	December 29, 2007
Cost of sales	$7,121	(13%)	$8,158

In the third quarter of fiscal 2009, cost of sales decreased 8% to $2,679,000 from $2,904,000 for the same period last year.  For the nine months ended December 27, 2008, cost of sales decreased 13% to $7,121,000 from $8,158,000 for the similar period ended December 29, 2007.  For the three month period the decrease is primarily due to a better product mix sold with higher profit margins, whereas the decrease for the nine month period is primarily due to lower sales.

Operating expenses were as follows for the fiscal periods shown:

Operating Expenses
	Three Months Ended
(Dollars in thousands)	December 27, 2008	% change	December 29, 2007
Engineering	$479	(8%)	$520
Selling, general and administrative	1,590	9%	1,454
Total	$2,069	5%	$1,974

	Nine Months Ended
(Dollars in thousands)	December 27, 2008	% change	December 29, 2007
Engineering	$1,557	(4%)	$1,620
Selling, general and administrative	4,391	7%	4,094
Restructuring	-	(100%)	80
Total	$5,948	3%	$5,794

Operating expenses increased 5% or $95,000 in the third quarter of fiscal 2009 over fiscal 2008.  Product development costs decreased 8% or $41,000 for the quarter ended December 27, 2008 as compared to the same period in the prior year.  This is primarily due to engineering expense associated with an NRE (non-recurring engineering) contract inventoried on the balance sheet until the revenue from the milestone is recognized.  Selling, general and administrative expenses increased 9% or $136,000 for the third quarter of fiscal year 2009 compared to the same period in the prior year.  The increase is a result of higher marketing expenses of $131,000 and higher commission expenses of $17,000 offset by lower administrative expenses of $12,000.

Operating expenses increased 3% or $154,000 for the nine months ended December 27, 2008 over the same period for the prior year.  Engineering costs from continuing operations decreased 4% or $63,000 for the nine month period ended December 27, 2008.  This is primarily due to engineering expense associated with an NRE contract inventoried on the balance sheet until the revenue from the milestone is recognized.  Selling, general and administrative expenses from continuing operations increased 7% or $297,000 for the nine month period ended

December 27, 2008.  The increase is a result of higher marketing expenses of $336,000 and higher administrative expenses of $188,000 offset by lower commission expenses of $227,000 on lower commissionable sales for the nine month period.  A one-time restructuring charge of $80,000 in severance costs was made in the nine month period ended December 29, 2007.

The Company recorded a net profit of $349,000 or $0.07 per fully diluted share for the third quarter of fiscal 2009 versus a net profit of $31,000 or $0.01 per fully diluted share in the same period last year.  The Company recorded a net loss of $713,000 or $0.15 per fully diluted share for the nine months ended December 27, 2008 versus a net profit of $311,000 or $0.06 per fully diluted share in the same period last year.

Financial Condition and Liquidity

As of December 27, 2008, the Company had $2,113,000 in cash and cash equivalents, compared to $1,845,000 as of March 29, 2008.

Working capital at December 27, 2008 was $6,628,000 compared to $7,131,000 at March 29, 2008.  The decrease in working capital was primarily due to lower accounts receivable and accrued expenses in fiscal 2009.

The Company’s current ratio (current assets divided by current liabilities) at December 27, 2008 was 3.30 compared to 3.55 on March 29, 2008.

Cash provided by operations amounted to $290,000 for the nine month period ended December 27, 2008.  Cash provided by operations amounted to $147,000 in the same period of fiscal 2008.  Cash used in operations in the nine months ended December 27, 2008 is primarily attributed to the operating loss offset by the net change in operating assets and liabilities in the year.  Cash used by operations in the nine month period ended December 29, 2007 was primarily attributed to the net change in operating assets and liabilities offset by the operating income in the year.

Additions to property and equipment were $66,000 for the nine months ended December 27, 2008 compared to $121,000 for the same period last year.  The capital equipment spending in fiscal 2009 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

On June 17, 2008, the Company renewed its secured revolving line of credit for $2,500,000, with interest payable at prime rate plus 1%.  The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company.  The Company borrowed $500,000 in the third quarter of fiscal 2009, but repaid it prior to December 27, 2008.

From time to time, the Company considers a variety of acquisition opportunities to also broaden its product lines and expand its market.  Such acquisition activity could also increase the Company’s operating expenses and require the additional use of capital resources.  The Company also intends to maintain research and development expenditures for the purpose of broadening its product line.

Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management has taken a conservative approach that the Company will not realize benefits of these deductible differences as of December 27, 2008.  Management has, therefore, established a valuation allowance against its net deferred tax assets as of December 27, 2008.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 11 to the Condensed Consolidated Financial Statements (unaudited) included in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T - Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1  -  Legal Proceedings

As of December 27, 2008, the Company has no material pending legal proceedings.  From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

The economy’s difficulties and Nasdaq’s minimum price rule could adversely affect our stock price.  The Company sells a majority of its products to the military; however, during these unstable economic times, it is difficult to predict the effect on the Company and whether the credit crunch will have a negative effect.  In addition, as a result in part of the difficulties throughout the nation’s economy, the stock market has been in somewhat of a freefall and we believe this has had a negative effect on the market value of the Company’s stock.  NASDAQ has temporarily suspended its minimum price rule, which calls for de-listing an issuer’s stock from the Nasdaq Stock Market if the closing price is less than $1.00 for 30 consecutive trading days, until April 19, 2009.  If the market value of the stock does not rise to at least $1.00 and the suspension of the minimum price rules is not continued, this could have a further negative effect on the Company’s stock price.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 2, 2009	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 2, 2009	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)