Form 10-K
period 2009-03-28
GIGA TRONICS INC
filed 2009-05-18
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2009
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.

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
Yes   [  ]    No  [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 27, 2008 was $3,659,114.

There were a total of 4,824,021 shares of the Registrant’s Common Stock outstanding as of May 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2009 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 28, 2009.

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

ITEM 1.  BUSINESS

General

Giga-tronics Incorporated (Giga-tronics, or the Company) includes the operations of the Giga-tronics Division and Microsource Inc. (Microsource), a wholly owned subsidiary.  Giga-tronics Division designs, manufactures and markets a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems.  These products are used primarily in the design, production, repair and maintenance of commercial telecommunications, radar, and electronic warfare equipment.

Giga-tronics was incorporated on March 5, 1980.  Its principal executive offices are located at 4650 Norris Canyon Road, San Ramon, California, and its telephone number at that location is (925) 328-4650.

Effective July 23, 1996, Giga-tronics acquired ASCOR.  ASCOR offers a family of switching and interface test adapters as standard VXI configured products, as well as complete system integration services to the Automatic Test Equipment market.  Effective April 1, 2007, all ASCOR operations are conducted out of the San Ramon, California facility.  Effective April 1, 2008, the ASCOR subsidiary was dissolved.  The ASCOR product line continues to be manufactured under the Giga-tronics subsidiary.  Its Fremont, California facility of approximately 18,700 square feet is available for sub-lease until June 30, 2009 after which the lease will expire.

Effective May 18, 1998, Giga-tronics acquired Microsource.  Microsource, located in Santa Rosa, California, develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments and devices.

Giga-tronics intends to broaden its product lines and expand its market, both by internal development of new products and through the acquisition of other business entities.  From time to time, the Company considers a variety of acquisition opportunities.

Industry Segments

The Company manufactures products used in test, measurement and control.  The Company has two reporting segments: Giga-tronics Division and Microsource.

Products and Markets

Giga-tronics

The Giga-tronics Division produces signal sources, generators and sweepers, and power measurement instruments for use in the microwave and radio frequency (RF) range (10 kilohertz (kHz) to 50 gigahertz (GHz)).  Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions.  The end-user markets for these products can be divided into three broad segments:  commercial telecommunications, radar and electronic warfare.  These instruments are used in the design, production, repair and maintenance and calibration of other manufacturers’ products, from discrete components to complex systems.

The Giga-tronics Division also produces switch modules and interface adapters that operate with a bandwidth from direct current (DC) to optical frequencies.  These switch modules may be incorporated within its customers’ automated test equipment.  The end-user markets for these products are primarily related to defense, aeronautics, communications, satellite and electronic warfare.

Microsource

The Microsource segment develops and manufactures a broad line of YIG tuned oscillators, filters and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments or devices.

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

The Company presently holds 25 patents.  Some of these are critical to the Company’s ongoing business, and the Company intends to actively maintain them.  Capitalized costs relating to these patents were both incurred and fully amortized prior to March 1, 2003.  Accordingly, these patents have no recorded value included in the Company’s fiscal 2009 and 2008 consolidated financial statements.

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

Importance of Limited Number of Customers

The Company is a leading supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors.  Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2010.  U.S. and international defense-related agencies accounted for 64% and 62% of net sales in fiscal 2009 and 2008, respectively.  Commercial business accounted for the remaining 36% and 38% of net sales in fiscal 2009 and 2008, respectively.  Prior to the last five years, in which the defense business has improved, sales to the defense industry in general and direct sales to the U.S. and foreign government agencies in particular had declined.  Any decline of defense orders could have a negative effect on the business, operating results, financial condition and cash flows of Giga-tronics.

During fiscal 2009, Giga-tronics Division derived 55% of its net sales from the U.S. government defense agencies and their prime subcontractors.  During fiscal 2008, Giga-tronics Division derived 45% of its net sales from the U.S. government defense agencies and their prime subcontractors.

During fiscal 2009, Microsource derived 18% of its net sales from an electronic instrument manufacturer and 72% of its net sales from the U.S. government defense agencies and their prime contractors.  During fiscal 2008, Microsource derived 41% of its net sales from an electronic instrument manufacturer and 42% of its net sales from the U.S. government defense agencies and their prime contractors and another 12% from foreign defense agencies and their prime contractors.

Other than U.S. government agencies and their defense contractors, no other customer accounted for 10% or more of consolidated net sales of the Company in fiscal 2009 or 2008.

In management’s opinion, other than U.S. government agencies and their prime contractors, the Company has no customers where the loss of which would have a material adverse effect on the Company and its subsidiaries as a whole.

The Company’s products are largely capital investments for its customers, and the Company’s belief is that its customers have economic cycles in which capital investment budgets for the kinds of products that the Company produces expand and contract.  The Company, therefore, expects that a major customer in one year will often not be a major customer in the following year.  Accordingly, the Company’s net sales and earnings will decline if the Company is unable to find new customers or increase its business with other existing customers to replace declining net sales from the previous year’s major customers.  A substantial decline in net sales from U.S. government defense agencies and their prime contractors would also have a material adverse effect on the Company’s net sales and results of operations unless replaced by net sales from the commercial sector.

Backlog of Orders

On March 28, 2009, the Company’s backlog of unfilled order was approximately $9,105,000 compared to approximately $7,582,000 at March 29, 2008.  As of March 28, 2009, there were approximately $2,295,000 in unfilled orders that were scheduled for shipment beyond one year, as compared to approximately $2,924,000 at March 29, 2008.  Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates.  Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.

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

Competition from numerous existing companies is intense and potential new entrants are expected to increase.  The Company’s instrument, switch, oscillator and synthesizer products compete with Agilent, Anritsu, EADS, Aeroflex and Rohde & Schwarz.  Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics.  There can be no assurance that any products developed by these competitors will not gain greater market acceptance than any developed by Giga-tronics.

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

When the opportunity involves custom solutions, price is not the only consideration.  Satisfying the customer’s specific requirements becomes more important and the Company believes it has more flexibility in making modifications and enhancements than its larger and more structured competitors.

Sales and Marketing

Giga-tronics and Microsource market their products through various independent distributors and representatives to commercial and government customers, although not necessarily through the same distributors and representatives.

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles.  However, the electronics industry is subject to rapid technological changes at the component level.  The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.  In fiscal 2009, product development expenses totaled approximately $1,975,000 excluding non-recurring engineering (NRE) costs.  In fiscal 2008, product development expenses were $2,248,000.

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

Manufacturing

The assembly and testing of Giga-tronics Division microwave, RF and power measurement products and its switching and connecting devices are done at its San Ramon facility.  The assembly and testing of Microsource’s line of YIG tuned oscillators, filters and microwave synthesizers are done at its Santa Rosa facility.

Environment

To the best of its knowledge, the Company is in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 28, 2009, Giga-tronics employed 97 individuals on a full-time basis.  Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel.  None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

The Company sells to its international customers through a network of foreign technical sales representative organizations. All transactions between the Company and its international customers are in U.S. dollars.

Geographic Distribution of Net Sales			% of total
(Dollars in thousands)	2009	2008	2009	2008
Domestic	$13,490	$11,348	77.0%	62.0%
International	3,931	6,983	23.0%	38.0%
Total	$17,421	$18,331

See footnote 5 of the financial statements for further breakdown of international sales for the last two years.

The Company maintains a sales office in China, but does not have material amounts of identifiable assets in foreign countries.  Its gross margins on foreign and domestic sales are similar.

ITEM 1A.  RISK FACTORS

Business climate is volatile

The current financial crisis/recession represents a new risk for the Company and has resulted in delays of orders and/or cancellations.  Giga-tronics has a significant number of defense-related orders.  If the defense market demand decreases, actual shipments could be less than projected shipments with a resulting decline in sales.  The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and the Company’s ability to collect amounts due under these orders.  If any of these events occurs, actual shipments could be less than projected shipments and earnings could decline.

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

Future liquidity is uncertain

Based on current levels of sales and expenses, management believes that cash and cash equivalents remain adequate to meet current operating needs for the next twelve months.  However, this estimate is based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected.  To operate beyond for the next twelve months would require the Company to earn additional cash from operations, renew or obtain a line of credit or obtain additional funds from other sources. The Company maintains a line of credit for $2,500,000.  The Company borrowed $500,000 in the third quarter of fiscal 2009, but repaid it prior to December 27, 2008.

Giga-tronics’ common stock price is volatile

The market price of the Company’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by Giga-tronics or by competitors, government regulations or developments in patent or other proprietary rights.  In addition, the NASDAQ Capital Market and other stock markets have experienced significant price fluctuations in recent periods.  Some of these fluctuations often have been unrelated to the reported operating performance of the specific companies whose stocks are traded.  Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of the common stock.

Giga-tronics stock at any time has historically traded on thin volume on NASDAQ.  Sales of a significant volume of stock could result in a decline of Giga-tronics’ share price.

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

Giga-tronics competition has greater resources

The Company’s instrument, switch, oscillator and synthesizer products compete with Agilent, Anritsu, EADS, Aeroflex and Rohde & Schwarz.  Many of these companies have substantially greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources than Giga-tronics.  These resources also make these competitors better able to withstand difficult market conditions than the Company.  There can be no assurance that any products developed by the competitors will not gain greater market acceptance than any developed by Giga-tronics.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of March 28, 2009, Giga-tronics’ principal executive office and the marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 squire feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2011.

The property located in Fremont, California with approximately 18,700 square feet was previously occupied by ASCOR under a lease that expires on June 30, 2009.  The Company effectively vacated this property as a part of its restructuring plan as of March 31, 2007.  The Company moved ASCOR’s engineering, sales and marketing, and administrative activities to the San Ramon, California facility effective April 1, 2007.  The Company has an accrued loss of approximately $86,276 for future lease expense.  As of March 28, 2009, the Company has not sub-leased the available space.

Microsource’s manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 33,400 square foot facility in Santa Rosa, California, which it occupies under a lease expiring May 31, 2013.

The Company believes that its facilities are adequate for its business activities.

ITEM 3.  LEGAL PROCEEDINGS

As of March 28, 2009, the Company has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 28, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Giga-tronics’ common stock is traded on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) using the symbol ‘GIGA’.  The number of record holders of the Company’s common stock as of March 28, 2009 was approximately 1,600.  The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods.  These quotations reflect inter-dealer prices without retain mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2009	High	Low	2008	High	Low
First Quarter	(3/30 - 6/28)	$1.80	$1.26	(4/1 - 6/30)	$2.22	$1.61
Second Quarter	(6/29 - 9/27)	1.25	0.80	(7/1 - 9/29)	2.36	1.62
Third Quarter	(9/28 - 12/27)	1.00	0.50	(9/30 - 12/29)	3.85	1.71
Fourth Quarter	(12/28 - 3/28)	1.21	0.55	(12/30 - 3/29)	1.87	1.27

Giga-tronics has not paid cash dividends in the past and has no plans to do so in the future, based upon its belief that the best use of its available capital is in the enhancement of its product position.

Giga-tronics has not issued any unregistered securities or repurchased any of its securities during the past fiscal year.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 28, 2009.

Equity Compensation Plan Information
	No. of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted average exercise price of outstanding option, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved
by security holders	770,900	$1.9015	529,975
Equity compensation plans not approved
by security holders	n/a	n/a	n/a
Total	770,900	$1.9015	529,975

Issuer Repurchases

The Company did not repurchase any of its equity securities during the fiscal year ended March 28, 2009.

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

SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Operations:	Years Ended
(In thousands except per share data)	March 28, 2009	March 29, 2008	March 31, 2007	March 25, 2006	March 26, 2005
Net sales	$17,421	$18,331	$18,048	$20,620	$21,477
Gross profit	7,504	7,748	7,546	8,300	9,598
Operating expenses	7,914	7,939	9,548	9,316	8,760
Interest income, net	7	36	108	32	-
Per-tax (loss) income from continuing
operations	(403)	(201)	(1,894)	(984)	849
Provision for income taxes	2	2	1	4	4
(Loss) income from continuing operations	(405)	(203)	(1,895)	(988)	845
Income (loss) on discontinued operations,
net of income taxes	75	(31)	28	27	(233)
Net (loss) income	$(330)	$(234)	$(1,867)	$(961)	$612

Basic (loss) earnings per share:
From continuing operations	$(0.08)	$(0.04)	$(0.40)	$(0.21)	$0.18
On discontinued operations	0.01	(0.01)	0.01	0.01	(0.05)
Net (loss) earnings per share - basic	$(0.07)	$(0.05)	$(0.39)	$(0.20)	$0.13

Diluted (loss) earnings per share:
From continuing operations	$(0.08)	$(0.04)	$(0.40)	$(0.21)	$0.18
On discontinued operations	0.01	(0.01)	0.01	0.01	(0.05)
Net (loss) earnings per share - diluted	$(0.07)	$(0.05)	$(0.39)	$(0.20)	$0.13

Shares of common stock - basic	4,824	4,813	4,809	4,782	4,725
Shares of common stock - diluted	4,824	4,813	4,809	4,782	4,741

Financial Position:	Years Ended
(In thousands except per share data)	March 28, 2009	March 29, 2008	March 31, 2007	March 25, 2006	March 26, 2005
Current ratio	3.14	3.68	3.09	3.93	4.29
Working Capital	$7,131	$7,231	$7,280	$8,856	$9,337
Total assets	$10,467	$10,361	$11,161	$12,346	$12,961
Shareholders' equity	$7,332	$7,392	$7,393	$9,098	$9,812

Percentage Data:	Years Ended
(Percentage of net sales)	March 28, 2009	March 29, 2008	March 21, 2007	March 25, 2006	March 26, 2005
Gross profit	43.1%	42.3%	41.8%	40.3%	44.7%
Operating expenses	45.4%	43.3%	52.9%	45.2%	40.8%
Interest income, net	0.0%	0.2%	0.6%	0.1%	0.0%
Per-tax (loss) income from continuing
operations	(2.3%)	(1.1%)	(10.5%)	(4.8%)	4.0%
Income (loss) on discontinued operations,
net of income taxes	0.4%	(0.2%)	0.2%	0.1%	(1.1%)
Net (loss) income	(1.9%)	(1.3%)	(10.3%)	(4.7%)	2.8%

SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of unaudited results of operations for the fiscal years ended March 28, 2009 and March 29, 2008.

Quarterly Financial Information (Unaudited)	2009
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$3,488	$3,689	$5,099	$5,145	$17,421
Gross profit	1,397	1,338	2,420	2,349	7,504
Operating expenses	1,920	1,959	2,069	1,966	7,914
Interest income, net	3	6	(2)	-	7
Per-tax (loss) income from continuing operations	(520)	(615)	349	383	(403)
Provision for income taxes	2	-	-	-	2
(Loss) income from continuing operations	(522)	(615)	349	383	(405)
Income on discontinued operations,
net of income taxes	-	75	-	-	75
Net (loss) income	$(522)	$(540)	$349	$383	$(330)

Basic (loss) earnings per share:
From continuing operations	$(0.11)	$(0.13)	$0.07	$0.08	$(0.08)
On discontinued operations	-	0.02	-	-	0.01
Net (loss) earnings per share - basic	$(0.11)	$(0.11)	$0.07	$0.08	$(0.07)

Basic (loss) earnings per share:
From continuing operations	$(0.11)	$(0.13)	$0.07	$0.08	$(0.08)
On discontinued operations	-	0.02	-	-	0.01
Net (loss) earnings per share - basic	$(0.11)	$(0.11)	$0.07	$0.08	$(0.07)

Shares of common stock - basic	4,824	4,824	4,824	4,824	4,824
Shares of common stock - diluted	4,824	4,824	4,824	4,824	4,824

Quarterly Financial Information (Unaudited)	2008
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$4,628	$4,651	$4,953	$4,009	$18,331
Gross profit	1,944	2,081	2,049	1,674	7,748
Operating expenses	1,941	1,879	1,974	2,145	7,939
Interest income, net	14	9	6	7	36
Pre-tax income (loss) from continuing operations	30	198	51	(480)	(201)
Provision for income taxes	2	-	-	-	2
Income (loss) from continuing operations	28	198	51	(480)	(203)
Income (loss) on discontinued operations,
net of income taxes	64	(10)	(20)	(65)	(31)
Net income (loss)	$92	$188	31	$(545)	$(234)

Basic earnings (loss) per share:
From continuing operations	$0.01	$0.04	$0.01	$(0.10)	$(0.04)
On discontinued operations	0.01	(0.00)	(0.00)	(0.01)	(0.01)
Net earnings (loss) per share - basic	$0.02	$0.04	$0.01	$(0.11)	$(0.05)

Diluted earnings (loss) per share:
From continuing operations	$0.01	$0.04	$0.01	$(0.10)	$(0.04)
On discontinued operations	0.01	(0.00)	(0.00)	(0.01)	(0.01)
Net earnings (loss) per share - diluted	$0.02	$0.04	$0.01	$(0.11)	$(0.05)

Shares of common stock - basic	4,809	4,810	4,814	4,818	4,813
Shares of common stock - diluted	4,863	4,880	4,913	4,818	4,813

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications.  In 2009 Giga-tronics’ business consisted of two operating and reporting segments:  Giga-tronics Division and Microsource.

The Company’s business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  Defense orders have improved on a year-to-date basis for fiscal 2009 versus fiscal 2008 whereas on a year-to-date basis, commercial orders are slightly down in fiscal 2009 versus fiscal 2008.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.  In April 2007, the Company restored the prior salary reductions.  In March 2007, the Company moved ASCOR’s engineering, sales and marketing, and administrative activities to the San Ramon, California facility, effectively vacating its Fremont, California facility.  As a result, the Company has accrued its future lease obligations through June 2009.  Microsource sales and marketing and engineering activities were also consolidated into the San Ramon facility to better integrate its component development activities with the Company’s overall new product plans.  The Microsource facility in Santa Rosa, California, however, remains open as a manufacturing operation.

Results of Operations

New orders by segment are as follows for the fiscal years ended:

New Orders				% change
				2009	2008
				vs.	vs.
(Dollars in thousands)	2009	2008	2007	2008	2007
Giga-tronics	$11,599	$13,795	$13,067	(16%)	6%
Microsource	7,399	3,625	3,091	104%	17%
Total	$18,998	$17,420	$16,158	9%	8%

New orders received in fiscal 2009 increased 9% to $18,998,000 from the $17,420,000 received in fiscal 2008.  New orders increased primarily due to an increase in military orders.

New orders received in fiscal 2008 increased 8% to $17,420,000 from the $16,158,000 received in fiscal 2007.  New orders increased primarily due to an increase in military orders.

In fiscal 2009, orders at Giga-tronics Division decreased primarily due to a decrease in commercial demand for its products. Microsource increased primarily due to an increase in military demand for its products.

In fiscal 2008, orders at Giga-tronics Division increased primarily due to an increase in commercial demand for its products.  Microsource increased primarily due to an increase in military demand for its products.

The following table shows order backlog and related information at fiscal year-end:

Backlog				% change
				2009	2008
				vs.	vs.
(Dollars in thousands)	2009	2008	2007	2008	2007
Backlog of unfilled orders	$9,105	$7,528	$8,439	21%	(11%)
Backlog of unfilled orders shippable within one year	6,810	4,604	5,294	48%	(13%)
Previous fiscal year end (FYE) long term backlog
reclassified during year as shippable within one year	1,640	425	303	286%	40%
Net cancellations during year of previous FYE
one-year backlog	-	-	904	-	-

The increase in backlog at year-end 2009 of 21% was primarily due to orders exceeding shipments.

The decrease in backlog at year-end 2008 of 11% was primarily due to shipments exceeding orders.

The allocation of net sales was as follows for the fiscal years shown:

Allocation of Net Sales				% change
				2009	2008
				vs.	vs.
(Dollars in thousands)	2009	2008	2007	2008	2007
Commercial	$6,303	$7,020	$7,054	(10%)	0%
Government / Defense	11,118	11,311	10,994	(2%)	3%
Total	$17,421	$18,331	$18,048	(5%)	2%

The allocation of net sales by segment was as follows for the fiscal years shown:

Allocation of Net Sales by Segment				% change
				2009	2008
				vs.	vs.
(Dollars in thousands)	2009	2008	2007	2008	2007
Giga-tronics Division
Commercial	$4,694	$5,282	$5,355	(11%)	(1%)
Government / Defense	6,989	9,264	7,183	(25%)	29%
Total	$11,683	$14,546	$12,538	(20%)	16%

Microsource
Commercial	$1,609	$1,738	$1,699	(7%)	2%
Government / Defense	4,129	2,047	3,811	102%	(46%)
Total	$5,738	$3,785	$5,510	52%	(31%)

Fiscal 2009 net sales were $17,421,000, a 5% decrease from the $18,331,000 of net sales in 2008.  The decrease in sales was primarily due to a decrease in commercial shipments.  Sales at Giga-tronics Division decreased 20% or $2,863,000. Microsource sales increased 52% or $1,953,000.

Fiscal 2008 net sales were $18,331,000, a 2% increase from the $18,048,000 of net sales in 2007.  The increase in sales was primarily due to improved military deliveries.  Sales at Giga-tronics Division increased 16% or $2,008,000.  Microsource sales decreased 31% or $1,725,000.

Cost of sales was as follows for the fiscal years shown:

Cost of Sales				% change
				2009	2008
				vs.	vs.
(Dollars in thousands)	2009	2008	2007	2008	2007
Cost of sales	$9,917	$10,583	$10,502	(6%)	1%

In fiscal 2009, cost of sales decreased 6% to $9,917,000 from $10,583,000 in fiscal 2008, driven by a reduction in sales.  However, the percentage rate increased by 0.8% from 42.3% in fiscal 2008 to 43.1% in fiscal 2009, due to the change in product mix.

In fiscal 2008, cost of sales increased 1% to $10,583,000 from $10,502,000 in fiscal 2007.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses				% change
				2009	2008
				vs.	vs.
(Dollars in thousands)	2009	2008	2007	2008	2007
Engineering	$1,975	$2,248	$3,731	(12%)	(40%)
Selling, general and administrative	5,939	5,538	5,456	7%	2%
Restructuring	-	153	361	(100%)	(58%)
Total	$7,914	$7,939	$9,548	0%	(17%)

Operating expenses decreased $25,000 in fiscal 2009 over 2008 due to a decrease of $273,000 in product development expenses excluding NRE costs and a decrease of $153,000 in restructuring charges, offset by an increase of $401,000 in selling, general and administrative expense.  The increase in selling, general and administrative expense is a result of higher marketing expense of $394,000 and higher administrative expense of $194,000 offset by lower commission expense of $187,000.  As a result of adopting SFAS 123(R) in fiscal 2007, the Company recorded $270,000 of expense in fiscal 2009.

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

Net interest income in 2009 decreased from $36,000 to $7,000 due to a lower average cash balance throughout the year.

Net interest income in 2008 decreased from $108,000 to $36,000 due to a lower average cash balance throughout the year.

Giga-tronics recorded a net loss of $330,000 or $0.07 per fully diluted share for fiscal 2009 versus a net loss of $234,000 or $0.05 per fully diluted share in fiscal 2008.

Giga-tronics recorded a net loss of $234,000 or $0.07 per fully diluted share for fiscal 2008 versus a net loss of $1,867,000 or $0.39 per fully diluted share in fiscal 2007.

Inventories consist of the following:

Net Inventories			% change
			2009
			vs.
(Dollars in thousands)	2009	2008	2008
Raw materials	$3,263	$2,767	18%
Work-in-progress	1,127	1,501	(25%)
Finished goods	559	369	51%
Demonstration inventory	460	371	24%
Total	$5,409	$5,008	8%

Inventories increased by $401,000 at fiscal year end 2009 compared to the prior fiscal year end, primarily due to a return of goods from a customer.

Financial Condition and Liquidity

As of March 28, 2009, Giga-tronics had $1,518,000 in cash and cash-equivalents, compared to $1,845,000 as of March 29, 2008.

Working capital for the 2009 fiscal year end was $7,131,000, compared to $7,231,000 in 2008 and $7,280,000 in 2007.  The decrease in working capital at 2009 from 2008 was primarily due to the operating loss in the year.  The decrease in working capital at 2008 from 2007 was primarily due to the operating loss in the year and other fiscal year-end liabilities offset by a reduction in net inventories.

The Company’s current ratio (current assets divided by current liabilities) at March 28, 2009 was 3.1 compared to 3.7 on March 29, 2008 and 3.1 on March 31, 2007.  At March 28, 2009 the decrease was primarily the result of an increase in accounts payable at quarter end and an increase in deferred revenue offset by an equal increase in accounts receivable.  At March 29, 2008, the increase in this ratio was primarily the result of a decrease in net inventories offset by other fiscal year-end liabilities.

Cash used in operations amounted to $300,000 in 2009.  Cash provided by operations amounted to $220,000 in 2008.  Cash used in operations amounted to $1,406,000 in 2007.  Cash used in operations in 2009 was primarily attributed to the operating loss for the year.  Cash provided by operations in 2008 was primarily attributed to the decrease in inventories, partially offset by the operating loss in the year.  Cash used in operations in 2007 was primarily attributed to the operating loss in the year.

Additions to property and equipment were $69,000 in 2009 compared to $206,000 in 2008 and $204,000 in 2007.  The capital equipment spending in fiscal 2009 was due to an upgrade of capital equipment enabling the manufacture of new products being released.  The capital equipment spending in fiscal 2008 was due to the implementation of the Enterprise Resource Plan (ERP) system at Giga-tronics and Microsource.  The capital equipment spending in fiscal 2007 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

Other cash inflows in 2008 consisted of $22,000 from the sale of common stock in connection with the exercise of stock options.

Contractual Obligations

The Company leases various facilities under operating leases that expire through May 2013.  Total future minimum lease payments under these leases amount to approximately $3,487,000.

The Company leases equipment under capital leases that expire through September 2012.  The future minimum lease payments under these leases amount to approximately $45,000.

The Company is committed to purchase certain inventory under non-cancelable purchase orders.  As of March 28, 2009, total non–cancelable purchase orders were approximately $1,152,000 through fiscal 2010 and $202,000 beyond fiscal 2010 and were scheduled to be delivered to the Company at various dates through May 2010.

The following table disclosed the amount of payments due under certain contractual obligations in the specified time periods.

(Dollars in thousands)	Under one year	One to three years	Three to five years	More than five years
Operating leases	$1,067	$1,458	$962	$0
Capital lease	18	18	9	-
Purchase obligations	1,152	202	-	-
Total	$2,237	$1,678	$971	$0

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

Product Warranties

The Company’s warranty policy generally provides one to three years of coverage depending on the product.  The Company records a liability for estimated warranty obligations at the date products are sold.  The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.  For new products, the required reserve is based on historical experience of similar products until sufficient historical data has been collected on the new product.  Adjustments are made as new information becomes available.

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

Deferred Income Taxes

Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management has established a valuation allowance against its net deferred tax assets as of March 28, 2009 and March 29, 2008.

The Company considers all tax positions recognized in its financial statements for the likelihood of realization.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amounts of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if any, would be reflected as a liability for unrecognized tax benefits in the accompanying condensed balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes in the consolidated statements of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements And Schedules

Financial Statements	Page No.

Consolidated Balance Sheets -	22
As of March 28, 2009 and March 29, 2008

Consolidated Statements of Operations -	23
Years ended March 28, 2009 and March 29, 2008

Consolidated Statements of Shareholders’ Equity -	24
Years ended March 28, 2009 and March 29, 2008

Consolidated Statements of Cash Flows -	25
Years ended March 28, 2009 and March 29, 2008

Notes to Consolidated Financial Statements	26 - 34

Report of Independent Registered Public Accounting Firm	35

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 28, 2009	March 29, 2008
Assets
Current Assets
Cash and cash equivalents	$1,518	$1,845
Trade accounts receivable, net of allowance
of $102 and $93, respectively	3,110	2,693
Inventories, net	5,409	5,008
Prepaid expenses and other current assets	430	383
Total current assets	10,467	9,929

Property and equipment
Leasehold improvements	373	373
Machinery and equipment	15,462	15,468
Office furniture and fixtures	788	723
Total property and equipment	16,623	16,564
Less accumulated depreciation and amortization	16,317	16,164
Property and equipment, net	306	400
Other assets	16	32
Total assets	$10,789	$10,361

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,219	$649
Accrued commission	144	181
Accrued payroll and benefits	397	526
Accrued warranty	177	190
Deferred revenue	959	646
Deferred rent	118	286
Capital lease obligations	16	-
Other current liabilities	306	220
Total current liabilities	3,336	2,698

Long term obligation - Deferred rent	96	271
Long term obligation - Capital lease	25	-
Total liabilities	3,457	2,969

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock of no par value; Authorized 1,000,000 shares; no shares
outstanding at March 28, 2009 and March 29, 2008	-	-
Common stock of no par value; Authorized 40,000,000 shares; 4,824,021
shares at March 28, 2009 and March 29, 2008 issued and outstanding	13,668	13,398
Accumulated deficit	(6,336)	(6,006)
Total shareholders' equity	7,332	7,392
Total liabilities and shareholders' equity	$10,789	$10,361

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except share data)	March 28, 2009	March 29, 2008
Net sales	$17,421	$18,331
Cost of sales	9,917	10,583
Gross profit	7,504	7,748

Engineering	1,975	2,248
Selling, general and administrative	5,939	5,538
Restructuring	-	153
Total operating expenses	7,914	7,939

Operating loss from continuing operations	(410)	(191)

Other expense	-	46
Interest income, net	7	36
Loss from continuing operations before income taxes	(403)	(201)
Provision for income taxes	2	2
Loss from continuing operations	(405)	(203)
Income (loss) on discontinued operations, net of income
taxes of nil for 2009 and 2008	75	(31)
Net loss	$(330)	$(234)

Basic and diluted (loss) earnings per share:
From continuing operations	$(0.08)	$(0.04)
On discontinued operations	0.01	(0.01)
Basic and diluted loss per share	$(0.07)	$(0.05)

Shares used in per share calculation:
Basic	4,824	4,813
Diluted	4,824	4,813

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

			Accumulated
(In thousands except share data)	Shares	Amount	Deficit	Total
Balance at March 31, 2007	4,809,021	$13,165	$(5,772)	$7,393
Net loss			(234)	(234)
Share based compensation	-	211	-	211
Stock issuance under stock options plans	15,000	22	-	22
Balance at March 29, 2008	4,824,021	13,398	(6,006)	7,392
Net loss			(330)	(330)
Share based compensation	-	270	-	270
Stock issuance under stock options plans	-	-	-	-
Balance at March 28, 2009	4,824,021	$13,668	$(6,336)	$7,332

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In thousands)	March 28, 2009	March 29, 2008
Cash flows from operations:
Net loss	$(330)	$(234)
Adjustments to reconcile net loss to net cash
(used in) provided by operations:
Net provision for doubtful accounts	9	31
Depreciation and amortization	162	128
Gain on sale of fixed asset	-	(3)
Share based compensation	270	211
Deferred rent	(343)	(83)
Changes in operating assets and liabilities:
Trade accounts receivable	(426)	26
Inventories	(401)	833
Prepaid expenses and other assets	(47)	(23)
Accounts payable	570	(457)
Accrued commissions	(37)	(11)
Accrued payroll and benefits	(129)	(140)
Accrued warranty	(13)	(17)
Deferred revenue	313	(35)
Other current liabilities	102	(6)
Net cash (used in) provided by operations	(300)	220

Cash flows from investing activities:
Proceeds from sales of equipment	1	5
Purchases of property and equipment	(69)	(206)
Net cash used in investing activities	(68)	(201)

Cash flows from financing activities:
Proceeds from capital lease	41	-
Issuance of common stock	-	22
Net cash provided by financing activities	41	22

(Decrease) increase in cash and cash equivalents	(327)	41

Beginning cash and cash equivalents	1,845	1,804
Ending cash and cash equivalents	$1,518	$1,845

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	-	-

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1           Summary of Significant Accounting Policies

The Company   The accompanying consolidated financial statements include the accounts of Giga-tronics Incorporated (“Giga-tronics”) and its wholly-owned subsidiary, Microsource Incorporated (“Microsource”), collectively the “Company”.  The Company’s corporate office and manufacturing facilities are located in Northern California.  Giga-tronics and its subsidiary companies design, manufacture and market a broad line of test and measurement equipment used in the development, test, and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems, and automatic testing systems.  The Company also manufactures and markets a line of test, measurement, and handling equipment used in the manufacturing of semiconductor devices.  The Company’s products are sold worldwide to customers in the test and measurement and semiconductor industries. The Company currently has no foreign-based operations or material amounts of identifiable assets in foreign countries.  Its gross margins on foreign and domestic sales are similar, and all non-U.S. sales are made in U.S. dollars.

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

Fiscal Year   The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March.  Both fiscal year 2009 and 2008 contained 52 weeks.  All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

The Company has estimated an allowance for uncollectable accounts based on analysis of specifically identified accounts, outstanding receivables, consideration of the age of those receivables and the Company’s historical collection experience.  The activity in the reserve account is as follows:

(Dollars in thousands)	March 28, 2009	March 29, 2008
Beginning balance	$93	$62
Provision for doubtful accounts	9	31
Recoveries of doubtful accounts	-	-
Write-off of doubtful accounts	-	-
Ending balance	$102	$93

Accrued Warranty   The Company’s warranty policy generally provides one to three years of coverage depending on the product.  The Company records a liability for estimated warranty obligations at the date products are sold.  The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.  For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product.  Adjustments are made a new information becomes available.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value.  Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell.  As of March 28, 2009 and March 29, 2008, management believes there has been no impairment of the Company’s long-lived assets.

Deferred Rent   Rent expense is recognized in an amount equal to the minimum guaranteed base rent plus future rental increases amortized on the straight-line basis over the terms of the leases, including free rent periods.

Income Taxes   Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the company will not realize benefits of these deductible differences as of March 28, 2009.  Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of March 28, 2009.

The Company considers all tax positions recognized in its financial statements for the likelihood of realization.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amounts of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if any, would be reflected as a liability for unrecognized tax benefits in the accompanying condensed balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes in the consolidated statements of operations.

Product Development Costs   The Company incurs pre-production costs on certain long-term supply arrangements.  The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer.  All other product development costs are charged to operations as incurred.  There were no capitalized pre-production costs included in other assets as of March 28, 2009 and March 29, 2008.

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

Share-based Compensation   The Company established a 2005 Equity Incentive Plan, which provides for the granting of options for up to 700,000 shares of Common Stock.  The Company accounts for share based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R), which requires that share-based compensation expense be recorded for all stock options that are ultimately expected to vest as the requisite service is rendered.  In the fiscal year ended March 28, 2009 there were 146,500 option grants made, and in the prior year 157,000 grants were made.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.  These excess tax benefits were not significant for the Company for the fiscal year ended March 28, 2009.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

Years Ended	March 28, 2009	March 29, 2008
Dividend yield	Zero	Zero
Expected volatility	90%	80% to 112%
Risk-free interest rate	2.67%	2.21% to 3.59%
Expected term (years)	3.86	3.75

The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of Giga-tronics’ share price.  The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.

Discontinued Operations   In the first quarter of fiscal 2004, the Company discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years.  In the fourth quarter of fiscal 2004, the Company consummated the sale of its Dymatix Division.  Expenses are recorded for discontinued operations associated with the partial abandonment of the lease for the Fremont facility.  Included in this lease is 7,727 square feet, which the Company effectively abandoned upon sale of Dymatix on March 26, 2004.  As of March 29, 2008, the Company has fully reserved the remaining lease due to the low probability of leasing it to a sub-tenant prior to the expiration of the Company’s lease obligation in June 30, 2009.  Income from discontinued operations was $75,000 for fiscal 2009.  This resulted from the foreclosure and resale of the Dymatix assets to a third party.  During the three month period ended March 29, 2008 the Company recorded a $65,000 loss on discontinued operations due to the adjustment to the sub-lease accrual.  For fiscal 2008, the Company recorded a loss on discontinued operations of $31,000 due to the receipt of a payment of $18,000 on previously reserved receivables, a payment of $41,000 from the sale of a previously written off asset offset by an adjustment of $90,000 to the sub-lease accrual.

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

Financial Instruments and Concentration of Credit Risk   Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and trade accounts receivable.  The Company’s cash equivalents consist of overnight deposits.  Cash and cash-equivalents are held in recognized depository institutions.  At March 28, 2009 and March 29, 2008, the Company had deposits in excess of federally insured limits.  The Company has not incurred losses on these deposits to date and does not expect to incur any losses based on the credit ratings of the financial institutions.  Concentration of credit risk in trade accounts receivable results primarily from sales to major customers.  The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security.  At March 28, 2009, two customers comprised 25% and 20%, respectively, of consolidated gross accounts receivable.  At March 29, 2008, two customers comprised 24% and 13%, respectively, of consolidated gross accounts receivable.

Fair Value of Financial Instruments   The carrying amount for the Company’s cash-equivalents, trade accounts receivable and accounts payable approximates fair market value because of the short maturity of these financial instruments.

Recently Issued Accounting Pronouncements   The following accounting standards issued as of March 29, 2008 may affect the future financial reporting of Giga-tronics Incorporated:

SFAS No. 141(R), Business Combinations.  This Statement, among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after March 29, 2009.  Earlier adoption is prohibited.  This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  This Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company does not expect the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

2           Cash and Cash-Equivalents

Cash and cash-equivalents of $1,518,000 and $1,845,000 at March 28, 2009 and March 29, 2008, respectively, consist of overnight deposits.

3           Inventories

Inventories consist of the following:

(Dollars in thousands)	March 28, 2009	March 29, 2008
Raw materials	$3,263	$2,767
Work-in-progress	1,127	1,501
Finished goods	559	369
Demonstration inventory	460	371
Total	$5,409	$5,008

4           Selling Expenses

Selling expenses consist primarily of commissions paid to various marketing agencies.  Commission expense totaled $893,000 and $1,080,000 for fiscal 2009 and 2008, respectively.  Advertising costs, which are expensed as incurred, totaled $41,000 and $46,000 for fiscal 2009 and 2008, respectively.

5           Significant Customers and Industry Segment Information

The Company has two reportable segments:  Giga-tronics Division and Microsource.  Giga-tronics Division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems and designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems.  Microsource develops and manufactures a broad line of Yttrium, Iron and Garnet (YIG) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments or devices.

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

The Company's reportable operating segments are strategic business units that offer different products and services.  They are managed separately because each business utilizes different technology and requires different accounting systems.  The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment.  The tables below present information for the fiscal years ended in 2009 and 2008.

March 28, 2009 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$11,683	$5,738	$17,421
Interest income, net	7	-	7
Depreciation and amortization	137	25	162
(Loss) income from continuing operations
before income taxes	(1,451)	1,048	(403)
Assets	6,420	4,369	10,789

March 29, 2008 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$14,546	$3,785	$18,331
Interest income, net	11	25	36
Depreciation and amortization	103	25	128
(Loss) income from continuing operations
before income taxes	(265)	64	(201)
Assets	7,193	3,168	10,361

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers.  In fiscal 2009 and 2008, U.S. government and U.S. defense-related customers accounted for 61% and 44% of sales, respectively.  During fiscal 2009, no customer other than U.S. government agencies and their defense contractors accounted for 10% of the Company’s consolidated revenues at March 28, 2009.  During fiscal 2008, no customer other than U.S. government agencies and their defense contractors accounted for 10% of the Company’s consolidated revenues at March 29, 2008.

Export sales accounted for 23% and 38% of the Company’s sales in fiscal 2009 and 2008, respectively.  Export sales by geographical area are shown below:

(Dollars in thousands)	March 28, 2009	March 29, 2008
Americas	$236	$1,250
Europe	1,783	2,778
Asia	1,456	1,087
Rest of world	456	1,868
Total	$3,931	$6,983

6           Loss per Share

Net loss and shares used in per share computations for the years ended March 28, 2009 and March 29, 2008 are as follows:

(In thousands except per share data)	March 28, 2009	March 29, 2008
Net loss	$(330)	$(234)

Weighted average:
Common shares outstanding	4,824	4,813
Potential common shares	-	-
Common shares assuming dilution	4,824	4,813

Net loss per share of common stock	$(0.07)	$(0.05)
Net loss per share of common stock assuming dilution	$(0.07)	$(0.05)
Stock options not included in computation	771	856

The number of stock options not included in the computation of diluted earnings per share (EPS) for the periods ended March 28, 2009 and March 29, 2008 are a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive.

7           Income Taxes

Following are the components of the provision for income taxes:

Years Ended (In thousands)	March 28, 2009	March 29, 2008
Current
Federal	$-	$-
State	2	2
Total current	2	2
Deferred
Federal	1,182	39
State	423	14
Total deferred	1,605	53
Change in valuation allowance	(1,605)	(53)
Provision for income taxes	$2	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Year Ended (In thousands)	March 28, 2009	March 29, 2008
Net operating loss carryforwards	$12,056	$13,667
Income tax credits	2,076	1,969
Inventory reserves and additional costs capitalized	2,345	2,273
Fixed assets depreciation	149	153
Accrued vacation	112	110
Accrued warranty	76	82
Deferred rent	74	50
Other accrued liabilities	1	201
Future state tax effect	(196)	(203)
Allowance for doubtful accounts	45	41
Total deferred tax assets	16,738	18,343
Valuation allowances	(16,738)	(18,343)
	$0	$0

Years Ended (In thousands except percentages)	March 28, 2009		March 29, 2008
Statutory federal income tax	$(112)	34.0%	$(79)	34.0%
Valuation allowance	(1,605)	489.4	(53)	22.9
Expiration of net operating losses	1,758	(536.0)	178	(76.8)
State income tax, net of federal benefit	(19)	5.8	(14)	6.0
Non-tax deductible expenses	82	(25.0)	99	(42.7)
Liability for uncertain tax positions	(107)	32.6	(127)	54.9
Other	5	(1.5)	(2)	0.7
Effective income tax	$2	(0.7%)	$2	(1.0%)

The decrease in valuation allowance from March 29, 2008 to March 28, 2009 was $1,605,000.  The decrease in valuation allowance from March 31, 2007 to March 29, 2008 was $53,000.

As of March 28, 2009 and March 29, 2008, the Company had pre-tax federal net operating loss carryforwards of $31,979,000 and $36,778,000 and state net operating loss carryforwards of $20,281,000 and $19,910,000 respectively, available to reduce future taxable income.  The federal and state net operating loss carryforwards begin to expire from fiscal 2012 through 2029 and from 2013 through 2019, respectively.  $5,640,000 of federal net operating loss carryforwards are subject to an annual IRC Section 382 limitation of approximately $100,000.  At March 28, 2009, the accumulated IRC Section 382 losses available for use are approximately $898,000.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  The federal income tax credits begin to expire from 2020 through 2025 and the state income tax credit carryforwards are carried forward indefinitely.

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

The Company files U.S. federal and California state tax returns.  The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2005 for federal purposes and fiscal year 2004 for California purposes, except in certain limited circumstances.  The Company does not have any tax audits or other issues pending.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(In thousands)	Fiscal Year 2009
Balance as of March 29, 2008	$297,000
Additions based on current year tax positions	70,000
Reductions for prior year tax positions and lapses of applicable statute	(177,000)
Balance as of March 28, 2009	$190,000

8           Stock Options and Employee Benefit Plans

Stock Option Plans   The Company established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, each of which provide for the granting of options for up to 700,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company.  Options granted vest in one or more installments, ranging from 2004 to 2012 and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment.  Options granted to employees shall not have terms in excess of 10 years from the grant date.  Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan.  As of March 28, 2009, no SAR’s have been granted under the option plan.  As of March 28, 2009, the total number of shares of common stock available for issuance is 529,975 under the 2000 and 2005 stock option plans.  All outstanding options have a term of five years.

A summary of the changes in stock options outstanding for the years ended March 28, 2009 and March 29, 2008 is presented below:

		Weighted Average	Weighted Average Remaining Contractual	Average Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 31, 2007	840,900	$2.06	3.6	$149,624
Granted	157,000	1.84
Excercised	15,000	1.47
Forfeited / Expired	131,250	1.95
Outstanding at March 29, 2008	851,650	$2.04	3.1	$-
Granted	146,500	1.17
Excercised	-	-
Forfeited / Expired	227,250	1.96
Outstanding at March 28, 2009	770,900	$1.90	2.7	$-

Exercisable at March 28, 2009	369,577	$2.15	2.0	$-

As of March 28, 2009, there was $354,580 of total unrecognized compensation cost related to nonvested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.17 years.  There were 180,101 options vested during the year ended March 28, 2009.  The total fair value of options vested during the year ended March 28, 2009 was $261,782.  No cash received from stock option exercises for the year ended March 28, 2009.

Following is a summary of stock option activity:
	Options	Options	Weighted Average
	Exercisable	Outstanding	Fair Value
Outstanding at March 31, 2007	214,750	840,900	$2.06
Excercised		(15,000)	1.47
Forfeited		(131,250)	1.95
Granted		157,000	1.84
Outstanding at March 29, 2008	338,726	851,650	$2.04
Excercised		-	-
Forfeited		(227,250)	1.96
Granted		146,500	1.17
Outstanding at March 28, 2009	369,577	770,900	$1.90

Employee Stock Purchase Plan   This plan expired in September 2006 and is no longer available.

401(k) Plans   The Company has established 401(k) plans which cover substantially all employees.  Participants may make voluntary contributions to the plans for up to 20% of their defined compensation.  The Company matches a percentage of the participant’s contributions in accordance with the plan.  Participants vest ratably in Company contributions over a four-year period.  Company contributions to the plans for fiscal 2009 and 2008 were approximately $2,000 and $5,000, respectively.

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

The property located in Fremont, California with approximately 18, 700 square feet was previously occupied by ASCOR under a lease that expires on June 30, 2009.  The Company effectively vacated this property as part of its restructuring plan as of March 31, 2007.  The Company has an accrued loss of approximately $86,276 for future lease expense, net of estimated future sub-lease rental income.  All of the above activities are conducted in the San Ramon facility effective April 1, 2007.  As of March 28, 2009, the Company has not sub-leased the available space.

These facilities accommodate all of the Company’s present operations.  The Company also leases other equipment under operating leases.

Total future minimum lease payments under these leases amount to approximately $3,487,000.

Fiscal year (Dollars in thousands)
2010	$1,067
2011	1,066
2012	898
2013	391
2014	65
Thereafter	-
$3,487

The aggregate rental expense was $1,109,000 and $1,031,000 in fiscal 2009 and 2008, respectively.

The Company leases equipment under capital leases that expire through September 2012.  The future minimum lease payments under these leases amount to approximately $45,000.

The Company is committed to purchase certain inventory under non-cancelable purchase orders.  As of March 28, 2009, total non–cancelable purchase orders were approximately $1,152,000 through fiscal 2010 and $202,000 beyond fiscal 2010 and were scheduled to be delivered to the Company at various dates through May 2010.

10           Warranty Obligations

The Company records a liability for estimated warranty obligations at the date products are sold.  Adjustments are made as new information becomes available.  The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

(Dollars in thousands)	March 28, 2009	March 29, 2008
Balance at beginning of period	$190	$207
Provision, net	179	160
Warranty costs incurred	(192)	(177)
Balance at end of period	$177	$190

11           Restructuring

In an effort to improve results and make optimal use of its resources, effective April 1, 2008, Giga-tronics integrated all ASCOR and Giga-tronics Division engineering and manufacturing activities at the San Ramon, California facility.  The Microsource subsidiary, located in Santa Rosa, California, remains strictly a manufacturing operation, with all product development work being performed in San Ramon.  Included in the operating expenses for fiscal 2008 was a one-time restructuring charge of $73,000 to reserve the remaining lease obligation on the Fremont facility and $80,000 in severance costs, for a total of $153,000.

12           Line of Credit

On June 20, 2005, the Company executed a commitment letter with a financial institution for a secured revolving line of credit for $2,500,000.  The maximum amount that can be borrowed is limited to 80% of trade receivables, plus 25% of raw material and finished goods inventory up to $500,000.  Interest is payable at prime plus 1%.  The Company is required to comply with certain financial covenants under the arrangement.  The Company has re-negotiated a new line of credit effective June 17, 2008, which expires on June 16, 2009.  At March 28, 2009, the Company is in compliance with the covenants relating to the line of credit.

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

The Board of Directors and Shareholders
Giga-tronics Incorporated

We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated and subsidiary (the “Company”) as of March 28, 2009 and March 29, 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated and subsidiary as of March 28, 2009 and March 29, 2008, and the results of their operations and their cash flows for each of the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

San Francisco, California
May 14, 2009

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 28, 2009, of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective, as of March 28, 2009.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 28, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Based on this assessment, management concluded that, as of March 28, 2009, the Company's internal control over financial reporting was effective based on those criteria.

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

Changes in internal controls

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended March 28, 2009 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10.  DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders, incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 2009.

Executive Officers
Name	Age	Position

John R. Regazzi	54
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

Patrick J. Lawlor	58
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

Jeffrey T. Lum	63
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

Malcolm E. Levy	59
Mr. Levy has over 25 years of Sales and Marketing experience in the Test & Measurement industry. His career started in sales with Racal Instruments in the U.K. A background in RF and Communications made him an ideal candidate to move to the U.S. and become the sales and marketing manager for all UK manufactured instruments, including low noise fast switching synthesizers. His final position at Racal Instruments after 20 years of service was Executive Vice President, Sales and Marketing. Since leaving Racal in 2001 he has helped wireless test companies grow their international sales business.

Our Code of Ethics is posted on our website, www.gigatronics.com, under the links for “Investor Relations – Corporate Governance”.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set for the under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders, incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders, incorporated herein by reference.  Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2009 Annual Meeting of Shareholders, incorporated herein by reference.   This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 2009.

ITEM 13.  CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Perry-Smith LLP served as the independent registered public accounting firm for Giga-tronics for the fiscal year ended March 29, 2008.

Audit Fees

Perry-Smith LLP fees for audit services for fiscal 2009 were $170,000 and for fiscal 2008 were $160,000.

Audit-Related Fees

Perry-Smith LLP fees for audit-related services were $3,000 for fiscal 2009 and $2,000 for 2008.

Tax Fees

There were no Perry-Smith LLP fees for tax services for fiscal 2009 or 2008.

All Other Fees

We did not incur any fees payable to Perry-Smith LLP for other professional services in fiscal 2009 or 2008.

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

3.2
Amended and Restated Bylaws of Giga-tronics Incorporated, as amended on March 7, 2008, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 29, 2008, and incorporated herein by reference.

10.1
Standard form Indemnification Agreement for Directors and Officers, previously filed on June 21, 1999, as Exhibit 10.2 to Form 10-KSB for the fiscal year ended March 27, 1999 and incorporated herein by reference. *

10.2
Lease between Giga-tronics Incorporated and Calfront Associates for 4650 Norris Canyon Road, San Ramon, CA, dated December 6, 1993, previously filed as Exhibit 10.12 to Form 10-KSB for the fiscal year ended March 26, 1994 and incorporated herein by reference.

10.3		2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference. *

10.4		2005 Equity Incentive Plan incorporated herein by reference to Attachment A of the Registrant’s Proxy Statement filed July 21, 2005. *

21		Significant Subsidiaries. (See page 42 of this Annual Report of Form 10-K.)

23.1		Consent of Independent Registered Public Accounting Firm, Perry-Smith LLP. (See page 43 of this Annual Report on Form 10-K.)

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 44 of this Annual Report on Form 10-K.)

31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 45 of this Annual Report on Form 10-K.)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 46 of this Annual Report on Form 10-K.)

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 47 of this Annual Report on Form 10-K.)

	*	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

/s/ JOHN R. REGAZZI
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRETT A. GARRETTSON	Chairman of the Board	5/14/2009
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	5/14/2009
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ PATRICK J. LAWLOR	Vice President, Finance/	5/14/2009
Patrick J. Lawlor	Chief Financial Officer & Secretary	Date
(Principal Financial Officer)

/s/ GEORGE H. BRUNS, JR.	Director	5/14/2009
George H. Bruns, Jr.		Date

/s/ JAMES A. COLE	Director	5/12/2009
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	5/13/2009
Kenneth A. Harvey		Date

/s/ ROBERT C. WILSON	Director	5/12/2009
Robert C. Wilson		Date