Form 10-Q
period 2009-06-27
GIGA TRONICS INC
filed 2009-08-05
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 27, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583
(Address of principal executive offices)	(Zip Code)

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
Yes   [   ]    No  [ X ]

There were a total of 4,824,021 shares of the Registrant’s Common Stock outstanding as of August 4, 2009.

Part I – Financial Information

Item 1  -  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)	June 27, 2009	March 28, 2009
Assets
Current assets
Cash and cash equivalents	$1,551	$1,518
Trade accounts receivable, net of allowance of $65 and $102,
respectively	3,280	3,110
Inventories, net	6,142	5,409
Prepaid expenses and other current assets	366	430
Total current assets	11,339	10,467

Property and equipment, net	267	306
Other assets	16	16
Total assets	$11,622	$10,789

Liabilities and shareholders’ equity
Current liabilities
Line of credit	$500	$--
Accounts payable	988	1,219
Accrued commissions	127	144
Accrued payroll and benefits	530	397
Accrued warranty	178	177
Deferred revenue	1,151	959
Deferred rent	53	118
Capital lease obligations	16	16
Income taxes payable	2	--
Other current liabilities	268	306
Total current liabilities	3,813	3,336

Long term obligation - Deferred rent	86	96
Long-term obligation – Capital lease	21	25
Total liabilities	3,920	3,457

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding
at June 27, 2009 and March 28, 2009	--	--
Common stock of no par value;
Authorized 40,000,000 shares; 4,824,021 shares at
June 27, 2009 and March 28, 2009 issued and outstanding	13,705	13,668
Accumulated deficit	(6,003)	(6,336)
Total shareholders’ equity	7,702	7,332
Total liabilities and shareholders’ equity	$11,622	$10,789

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
(In thousands except per share data)	June 27, 2009	June 28, 2008
Net sales	$4,469	$3,488
Cost of sales	2,355 55	2,091
Gross profit	2,114	1,397

Engineering	381	556
Selling, general and administrative	1,394	1,364
Total operating expenses	1,775	1,920

Operating income (loss)	339	(523)

Other (expense) income, net	(1)	--
Interest (expense) income, net	(3)	3
Income (loss) before income taxes	335	(520)
Provision for income taxes	2	2
Net income (loss)	$333	$(522)

Basic and diluted earnings (loss) per share	$0.07	$(0.11)

Shares used in per share calculation:
Basic	4,824	4,824
Diluted	4,826	4,824

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
(In thousands)	June 27, 2009	June 28, 2008
Cash flows from operations:
Net income (loss)	$333	$(522)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	38	40
Loss on sale of fixed assets	1	--
Share based compensation	37	64
Deferred rent	(75)	(427)
Changes in operating assets and liabilities	(797)	727
Net cash used in operations	(463)	(118)

Cash flows from investing activities:
Purchases of property and equipment	--	(9)
Net cash used in investing activities	--	(9)

Cash flows from financing activities:
Proceeds from line of credit	500	--
Repayment of capital lease	(4)	--
Net cash provided by financing activities	496	--

Increase (decrease) in cash and cash equivalents	33	(127)

Cash and cash equivalents at beginning of period	1,518	1,845
Cash and cash equivalents at end of period	$1,551	$1,718

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$4	$--

 See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Giga-tronics (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 28, 2009.

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

(2)           Revenue Recognition

The Company records revenue in accordance with Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements and SAB 104, Revenue Recognition.  As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is assured. This occurs when products are shipped or the customer accepts title transfer.  If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.

The Company provides for estimated costs that may be incurred for product warranties at the time of shipment.  The Company’s warranty policy generally provides one to three years depending on the product.  The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.  For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product.  Adjustments are made as new information becomes available.

(3)           Inventories

Inventories consist of the following:

(Dollars in thousands)	June 27, 2009	March 28, 2009
Raw materials	$3,460	$3,263
Work-in-progress	1,793	1,127
Finished goods	475	559
Demonstration inventory	414	460
Total inventory	$6,142	$5,409

(4)    Earnings Per Share

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

	Three Months Ended
(In thousands except per share data)	June 27, 2009	June 28, 2008
Net income (loss)	$333	$(522)
Weighted average:
Common shares outstanding	4,824	4,824
Potential common shares	2	--
Common shares assuming dilution	4,826	4,824

Net income (loss) per share of common stock	$0.07	$(0.11)
Net income (loss) per share of common stock assuming dilution	0.07	(0.11)
Stock options not included in computation	757	896

The number of stock options not included in the computation of diluted EPS for the three month period ended June 27, 2009 reflect stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.   The number of stock options not included in the computation of diluted EPS for the three month period ended June 28, 2008 is a result of the Company’s net loss and, therefore, the options are anitdilutive.  The weighted average exercise price of excluded options was $1.91 and $2.01 as of June 27, 2009 and June 28, 2008 respectively.

(5)            Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, each of which provided for the granting of options for up to 700,000 shares of Common Stock.  Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R).  There were 5,000 grants made in the first quarter of fiscal 2010 and 40,000 grants made in the first quarter of fiscal 2009.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as cash flows from financing activities in the statement of cash flows.  These excess tax benefits were not significant for the Company for each of the three months ended June 27, 2009 and June 28, 2008.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

Three Months Ended June 27, 2009
Dividend yield	None
Expected volatility	97.45%
Risk-free interest rate	1.39%
Expected term (years)	3.75

The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of the Company’s share price.  The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.  The risk-free interest rate is based on the U.S. Treasury rates with maturity similar to the expected term of the option on the date of grant.

As of June 27, 2009, there was $241,056 of total unrecognized compensation cost related to non-vested options granted under the plan.  That cost is expected to be recognized over a weighted average period of 1.09 years.  There were 22,500 options that vested during the quarter ended June 27, 2009.  There were 12,500 options that vested during the quarter ended June 28, 2008.  The total fair value of options vested during each of the quarters ended June 27, 2009 and June 28, 2008 was $25,737 and $16,500, respectively.  No cash was received from stock option exercises for each of the three-month periods ended June 27, 2009 and June 28, 2008.

(6)           Industry Segment Information

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

Information on reportable segments is as follows:

	Three Months Ended
(Dollars in thousands)	June 27, 2009		June 28, 2008
		Net		Net
	Net Sales	Income (Loss)	Net Sales	Income (Loss)
Giga-tronics Division	$2,536	$(265)	$2,660	$(515)
Microsource	1,933	598	828	(7)
Total	$4,469	$333	$3,488	$(522)

(7)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008
Balance at beginning of quarter	$177	$190
Provision for current quarter sales	10	108
Warranty costs incurred and adjustments	(11)	(102)
Balance at end of quarter	$178	$196

(8)            Income Taxes

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

(9)           Recent Accounting Pronouncements

FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Management is currently evaluating the impact of SFAS No. 168 on the Company’s financial statements.

(10)          Subsequent Events

Management has evaluated subsequent events through August 4, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.  There were no subsequent events required for disclosure purposes.

Item 2  -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 28, 2009 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In the first quarter of fiscal year 2010, the Company consisted of two operating and reporting segments: Giga-tronics Division and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  The Company has seen a reduction in defense orders for the first quarter of fiscal 2010 versus the first quarter of fiscal 2009.  Commercial orders are slightly down for the quarter ended June 27, 2009 as compared to the quarter ended June 28, 2008.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.  In March 2007, the Company moved ASCOR’s engineering, sales and marketing, and administrative activities to the San Ramon, California facility, effectively abandoning its Fremont, California facility.  Subsequently, in fiscal 2009, the ASCOR subsidiary was combined into the Giga-tronics Instrument Division.  As a result, the Company has accrued its future lease obligations, net of estimated sub-lease income, through June 2009.  As of June 30, 2009, our Fremont facility lease obligation has terminated.  Microsource sales and marketing and engineering activities were also consolidated into the San Ramon facility to better integrate our component development activities with the Company’s overall new product plans.  The Microsource facility in Santa Rosa, California, however, remains open as a manufacturing operation.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	% change
Giga-tronics Division	$2,202	$4,058	(46%)
Microsource	331	166	99%
Total new orders	$2,533	$4,224	(40%)

New orders received in the first quarter of fiscal 2010 decreased by 40% to $2,533,000 from the $4,224,000 received in the first quarter of fiscal 2009.  New orders decreased primarily due to a decrease in new military orders at Giga-tronics Division.  Orders at Microsource increased primarily due to an increase in commercial demand for its products.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	% change
Backlog of unfilled orders	$7,169	$8,264	(13%)
Backlog of unfilled orders shippable within one year	5,724	5,842	(2%)
Previous fiscal year (FY) end backlog reclassified during quarter as shippable later than one year	174	61	185%
Net cancellations during the quarter	365	--	--

Backlog at the end of the first quarter of fiscal 2010 decreased 13% as compared to the end of the same period last year.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Months Ended
(Dollars in thousands)	June 28, 2009	June 28, 2008	% change
Giga-tronics Division	$2,536	$2,660	(5%)
Microsource	1,933	828	134%
Total net sales	$4,469	$3,488	28%

Fiscal 2010 first quarter net sales were $4,469,000, a 28% increase from the $3,488,000 in the first quarter of fiscal 2009.  Sales at Giga-tronics Division decreased 5% or $124,000 primarily due to a decrease in commercial shipments for its products.  Sales at Microsource increased 134% or $1,105,000 during the first quarter of fiscal 2010 versus the first quarter of fiscal 2009 primarily due to an increase in military and commercial shipments.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	% change
Cost of sales	$2,355	$2,091	13%

Cost of sales as a percentage of sales improved by 7.3% for the first quarter of fiscal 2010 to 52.7% compared to 60.0% from the first quarter of fiscal 2009.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	% change
Product development	$381	$556	(31%)
Selling, general and administrative	1,394	1,364	2%
Total operating expenses	$1,775	$1,920	(8%)

Operating expenses decreased 8% or $145,000 in the first quarter of fiscal 2010 over fiscal 2009 due to a decrease of $175,000 in product development expense excluding non-recurring engineering (NRE) costs, offset by an increase of $30,000 in selling, general and administrative expense.  The labor content of the NRE charged to cost of sales in the first quarter of fiscal 2010 was $112,000.  In the first quarter of fiscal 2009, the engineering labor charged to cost of sales was not material.  The increase in selling, general and administrative expense is a result of higher marketing of $61,000 and higher commission expense of $6,000 offset by lower administrative expenses of  $37,000.

Giga-tronics recorded a net profit of $333,000 or $0.07 per fully diluted share for the first quarter of fiscal 2010 versus a net loss of $522,000 or $0.11 per fully diluted share in the same period last year. A $2,000 provision for income taxes was incurred in both the first quarter of fiscal 2010 and fiscal 2009.

The following provides a reconciliation of GAAP to non-GAAP net income (loss).

	Three Months Ended
(In thousands except per share data)	June 27, 2009	June 28, 2008
Net income (loss) as reported	$333	$(522)
Share based compensation	37	64
Net income (loss) non-GAAP	$370	$(458)

Basic and diluted earnings (loss) per share as reported	$0.07	$(0.11)
Impact of share based compensation on earnings (loss) per share	0.01	0.01
Basic and diluted earnings (loss) per share non-GAAP	$0.08	$(0.10)

Shares used in per share calculation:
Basic	4,824	4,824
Diluted	4,826	4,824

Non-GAAP net income, which excludes share based compensation, for the three month period ended June 27, 2009 would have been $37,000 higher or $370,000.  Non-GAAP basic and diluted earnings per share would have been $0.08 compared to $0.07 as reported.  For the same period last year, the Company’s non-GAAP net loss would have been $64,000 lower or $458,000 and the basic and diluted share loss would have been $0.10 compared to $0.11 as reported.  Management has included this information as this expense is a non-cash item with no net equity impact.

Financial Condition and Liquidity

As of June 27, 2009, Giga-tronics had $1,551,000 in cash and cash-equivalents, compared to $1,518,000 as of March 28, 2009.

Working capital at June 27, 2009 was $7,526,000 compared to $7,131,000 at March 28, 2009.  The increase in working capital was primarily due to an increase in inventory and partially offset by a decrease in accounts payable in fiscal 2010.

The Company’s current ratio (current assets divided by current liabilities) at June 27, 2009 was 2.97 compared to 3.14 on March 28, 2009.

Cash used in operations amounted to $463,000 in the first quarter of fiscal 2010.  Cash used in operations amounted to $118,000 in the first quarter of fiscal 2009.  Cash used in operations in the first quarter of fiscal 2010 is primarily attributed to an increase in inventory partially offset by the operating profit.  Cash used in operations in the first quarter of fiscal 2009 was primarily attributed to the operating loss in the quarter offset by the net change in operating assets and liabilities.

There were no additions to property and equipment in the first quarter of 2010 compared to $9,000 for the same period last year. The capital equipment spending in fiscal 2009 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

On June 16, 2009, the Company renewed its secured revolving line of credit for $1,500,000, with interest payable at prime rate plus 1.5%.  The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company.  The Company borrowed $500,000 under this line of credit during the period ended June 27, 2009, and was in compliance with all required covenants at June 27, 2009.

Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company may not realize benefits of these deductible differences as of June 27, 2009.  Management has, therefore, established a full valuation allowance against its net deferred tax assets as of June 27, 2009.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 9 to the condensed Consolidated Financial Statements included in this report.

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

As of June 27, 2009, Giga-tronics has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

There has been no material change in the risk factors disclosed in the registrant’s Annual Report of Form 10-K for the fiscal year ended March 28, 2009.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 4, 2009	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2009	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)