Form 10-Q
period 2009-09-26
GIGA TRONICS INC
filed 2009-11-05
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 26, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583
(Address of principal executive offices)	(Zip Code)

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
Yes   [   ]    No  [ X ]

There were a total of 4,832,521 shares of the Registrant’s Common Stock outstanding as of November 4, 2009.

Part I - FINANCIAL INFORMATION

 ITEM 1  -  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)	September 26, 2009	March 28, 2009
Assets
Current assets
Cash and cash equivalents	$1,345		$1,518
Trade accounts receivable, net of allowance of $94 and $102,
respectively	3,569		3,110
Inventories, net	6,204		5,409
Prepaid expenses and other current assets	341		430
Total current assets	11,459		10,467

Property and equipment, net	236		306
Other assets	16		16
Total assets	$11,711		$10,789

Liabilities and shareholders’ equity
Current liabilities
Line of credit	$500	$	---
Accounts payable	694		1,219
Accrued commissions	191		144
Accrued payroll and benefits	550		397
Accrued warranty	177		177
Deferred revenue	1,075		959
Deferred rent	32		118
Capital lease obligations	16		16
Other current liabilities	253		306
Total current liabilities	3,488		3,336

Long term obligation – Deferred rent	76		96
Long term obligation – Capital lease	17		25
Total liabilities	3,581		3,457

Commitments and contingencies	---		---

Shareholders’ equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding at
September 26, 2009 and March 28, 2009	---		---
Common stock of no par value;
Authorized 40,000,000 shares; 4,832,521 shares at
September 26, 2009 and 4,824,021 shares at March 28, 2009
issued and outstanding	13,760		13,668
Accumulated deficit	(5,630)		(6,336)
Total shareholders’ equity	8,130		7,332
Total liabilities and shareholders’ equity	$11,711		$10,789

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$4,623	$3,689	$9,092	$7,177
Cost of sales	2,510	2,351	4,865	4,442
Gross profit	2,113	1,338	4,227	2,735

Engineering	363	522	744	1,078
Selling, general and administrative	1,371	1,437	2,765	2,801
Total operating expenses	1,734	1,959	3,509	3,879

Operating income (loss) from continuing operations	379	(621)	718	(1,144)

Other expense	---	---	(1)	---
Interest (expense) income, net	(6)	6	(9)	9
Income (loss) from continuing operations before income taxes	373	(615)	708	(1,135)
Provision for income taxes	---	---	2	2
Income (loss) from continuing operations	373	(615)	706	(1,137)
Income on discontinued operations, net of income taxes	---	75	---	75
Net income (loss)	$373	$(540)	$706	$(1,062)

Basic and diluted earnings (loss) per share:
From continuing operations	$0.08	$(0.13)	$0.15	$(0.24)
On discontinued operations	---	0.02	---	0.02
Basic and diluted earnings (loss) per share	$0.08	$(0.11)	$0.15	$(0.22)

Shares used in per share calculation:
Basic	4,828	4,824	4,826	4,824
Diluted	4,844	4,824	4,829	4,824

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
(In thousands)	September 26, 2009	September 27, 2008
Cash flows from operations:
Net income (loss)	$706		$(1,062)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	73		82
Loss on sale of fixed asset	1		---
Share based compensation	80		118
Deferred rent	(106)		(191)
Changes in operating assets and liabilities	(1,427)		802
Net cash used in operations	(673)		(251)

Cash flows from investing activities:
Purchases of property and equipment	(4)		(64)
Net cash used in investing activities	(4)		(64)

Cash flows from financing activities:
Issuance of common stock	12		---
Proceeds from line of credit	500		---
(Repayment of) proceeds from capital lease	(8)		47
Net cash provided by financing activities	504		47

Decrease in cash and cash equivalents	(173)		(268)

Cash and cash equivalents at beginning of period	1,518		1,845
Cash and cash equivalents at end of period	$1,345		$1,577

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2		$2
Cash paid for interest	$11	$	---

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

The Company adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 effective September 26, 2009.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also know collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accounts Issue Papers and Technical Practice Aids and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

(2)           Revenue Recognition

The company recognizes revenue in accordance with GAAP which dictates that revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is assured. This occurs when products are shipped, unless the arrangement involves acceptance terms.  If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.

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

(3)           Inventories

Inventory is comprised of the following at September 26, 2009 and March 28, 2009.

(Dollars in thousands)	September 26, 2009	March 28, 2009
Raw materials	$3,514	$3,263
Work-in-progress	1,753	1,127
Finished goods	431	559
Demonstration inventory	506	460
Total inventory	$6,204	$5,409

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

	Three Months Ended		Six Months Ended
(In thousands except per-share data)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income (loss)	$373	$(540)	$706	$(1,062)
Weighted average:
Common shares outstanding	4,828	4,824	4,826	4,824
Potential common shares	16	---	3	---
Common shares assuming dilution	4,844	4,824	4,829	4,824

Net income (loss) per share of
common stock	$0.08	$(0.11)	$0.15	$(0.22)
Net income (loss) per share of
common stock assuming dilution	$0.08	$(0.11)	$0.15	$(0.22)
Stock options not included in
computation	703	965	942	965

The number of stock options not included in the computation of diluted EPS for the three and six month periods ended September 26, 2009 reflect stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.  The number of stock options not included in the computation of diluted EPS for the three and six month periods ended September 27, 2008 is a result of the Company’s loss from continuing operations and, therefore, the options are anitdilutive.  The weighted average exercise price of excluded options was $1.93 and $1.92 as of September 26, 2009 and September 27, 2008, respectively.

(5)   Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, each of which provided for the granting of options for up to 700,000 shares of Common Stock.  The company accounts for share based compensation in accordance with GAAP which requires compensation cost to be recorded at fair value over the requisite service period.  There were 199,500 option grants made in the first half of fiscal 2010 and 140,000 option grants made in the first half of fiscal 2009.

Cash flows resulting from the tax benefits derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the condensed consolidated statements of cash flows.  These excess tax benefits were not significant for the Company, for each of the three and six month periods ended September 26, 2009 and September 27, 2008.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

Three and Six Months Ended September 26, 2009
Dividend yield	None
Expected volatility	95.07%
Risk-free interest rate	1.55%
Expected term (years)	3.75

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

As of September 26, 2009, there was $438,071 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.37 years and will be adjusted for subsequent changes in estimated forfeitures.  There were 59,849 options that vested during the quarter ended September 26, 2009.  There were 46,851 options that vested during the quarter ended September 27, 2008.  The total fair value of options vested during each of the quarters ended September 26, 2009 and September 27, 2008 was $50,487 and $42,166, respectively.  There were 82,349 and 59,351 options that vested during the six month periods ended September 26, 2009 and September 27, 2008, respectively.  The total fair value of options vested during the six month periods ended September 26, 2009 and September 27, 2008 was $75,898 and $58,716, respectively.  Cash received from the exercise of stock options for the three and six month periods ended September 26, 2009 was $12,070.  No cash was received from stock option exercises for the three and six month periods ended September 27, 2008.

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

Information on reportable segments is as follows:

	Three Months Ended		Three Months Ended
(Dollars in thousands)	September 26, 2009		September 27, 2008
	Net Sales	Net Income (Loss)	Net Sales	Net Income (Loss)
Giga-tronics Division	$3,205	$231	$2,438	$(628)
Microsource	1,418	142	1,251	88
Total	$4,623	$373	$3,689	$(540)

	Six Months Ended		Six Months Ended
(Dollars in thousands)	September 26, 2009		September 27, 2008
	Net Sales	Net Income (Loss)	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,741	$(34)	$5,098	$(1,143)
Microsource	3,351	740	2,079	81
Total	$9,092	$706	$7,177	$(1,062)

 (7)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Balance at beginning of period	$178	$196	$177	$190
Provision, net	40	19	51	127
Warranty costs incurred	(41)	(31)	(51)	(133)
Balance at end of period	$177	$184	$177	$184

(8)            Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  A valuation allowance is applied to deferred tax assets which are less than likely to be realized on a future tax return.  Benefits from uncertain tax positions are recorded only if they are more likely than not to be realized.

(9)           Subsequent Events

Management has evaluated subsequent events through November 4, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.  There were no subsequent events required for disclosure purposes.

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

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications.  In fiscal 2010, the Company consisted of two operating and reporting segments:  Giga-tronics Division and Microsource.

The Company’s business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  The Company has seen an improvement in defense and commercial orders during the second quarter of fiscal 2010 versus the second quarter of fiscal 2009.  The Company has seen a reduction in defense orders for the six month period ended September 26, 2009 as compared to the same period last year.  However, commercial orders have improved for the six month period ended September 26, 2009 as compared to the same period last year.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.  In March 2007, the Company moved ASCOR’s engineering, sales and marketing, and administrative activities to the San Ramon, California facility, effectively abandoning its Fremont, California facility.  Subsequently, in fiscal 2009, the ASCOR subsidiary was combined into the Giga-tronics Instrument Division.  As a result, the Company has accrued its future lease obligations, net of estimated sub-lease income, through June 2009.  As of June 30, 2009, the Fremont lease obligation has terminated.  Microsource sales and marketing and engineering activities were also consolidated into the San Ramon facility to better integrate our component development activities with the Company’s overall new product plans.  The Microsource facility in Santa Rosa, California, however, remains open as a manufacturing operation.

Results of Operations

New orders received by segment are as follows for the periods shown:

New Orders
	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	% change
Giga-tronics Division	$4,421	$2,347	88%
Microsource	429	742	(42%)
Total	$4,850	$3,089	57%

	Six Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	% change
Giga-tronics Division	$6,623	$6,405	3%
Microsource	760	908	(16%)
Total	$7,383	$7,313	1%

New orders received in the second quarter of fiscal 2010 increased by 57% to $4,850,000 from the $3,089,000 received in the second quarter of fiscal 2009.  New orders received in the first half of fiscal 2010 increased 1% to $7,383,000 from the $7,313,000 received in the first half of fiscal 2009.  Orders at Giga-tronics increased for the three and six month periods ended September 26, 2009 primarily due to an increase in new military orders whereas orders at Microsource decreased for the three and six month periods ended September 26, 2009 primarily due to a decrease in military demand for its products.

The following table shows order backlog and related information at the end of the respective periods:

Backlog
	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	% change
Backlog of unfilled orders	$7,396	$7,664	(3%)
Backlog of unfilled orders
shippable within one year	6,980	6,248	12%
Previous fiscal year end backlog
reclassified during quarter as
shippable later than one year	---	---	---
Net cancellations during the quarter	---	---	---

Backlog at the end of the first half of fiscal 2010 decreased 3% as compared to the end of the same period last year.

The allocation of net sales was as follows for the periods shown:

Allocation of Net Sales
	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	% change
Giga-tronics Division	$3,205	$2,438	31%
Microsource	1,418	1,251	13%
Total	$4,623	$3,689	25%

	Six Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	% change
Giga-tronics Division	$5,741	$5,098	13%
Microsource	3,351	2,079	61%
Total	$9,092	$7,177	27%

Fiscal 2010 second quarter net sales were $4,623,000, a 25% increase from the $3,689,000 in the second quarter of fiscal 2009.  Sales at Giga-tronics Division increased 31% or $767,000 primarily due to an increase in military shipments.  Sales at Microsource increased 13% or $167,000 during the second quarter of fiscal 2009 versus the second quarter of fiscal 2009 primarily due to an increase in military shipments.

Net sales for the six month period ended September 26, 2009 were $9,092,000, a 27% increase from the $7,177,000 in the six month period ended September 27, 2008.  Sales at Giga-tronics increased 13% or $643,000 primarily due to an increase in military shipments.  Sales at Microsource increased 61% or $1,272,000 during the first half of fiscal 2010 versus the first half of fiscal 2009 primarily due to an increase in military shipments.

Cost of sales was as follows for the periods shown:

Cost of Sales
	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	% change
Cost of sales	$2,510	$2,351	7%

	Six Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	% change
Cost of sales	$4,865	$4,442	10%

In the second quarter of fiscal 2010, cost of sales increased 7% to $2,510,000 from $2,351,000 for the same period last year due to increased volume.  Cost of sales as a percentage of sales improved by 9.4% for the second quarter of fiscal 2010 to 54.3% compared to 63.7% for the second quarter of fiscal 2009.  The improvement was driven by a change in product mix.

For the six months ended September 26, 2009, cost of sales increased 10% to $4,865,000 from $4,442,000 for the similar period ended September 27, 2008 due to increased volume.  Cost of sales as a percentage of sales improved by 8.4% for the first half of fiscal 2010 to 53.5% compared to 61.9% from the first half of fiscal 2009.  The improvement was driven by a change in product mix.

Operating expenses were as follows for the fiscal periods shown:

Operating Expenses
	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	% change
Engineering	$363	$522	(30%)
Selling, general and administrative	1,371	1,437	(5%)
Total	$1,734	$1,959	(11%)

	Six Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	% change
Engineering	$744	$1,078	(31%)
Selling, general and administrative	2,765	2,801	(1%)
Total	$3,509	$3,879	(10%)

Operating expenses decreased 11% or $225,000 in the second quarter of fiscal 2010 over fiscal 2009 due to greater manpower efficiencies gained as a result of implementing a new Enterprise Resource Plan (ERP) computer software system, as well as a decrease of $159,000 in product development expenses excluding customer order development (COD) engineering costs and a decrease of $66,000 in selling, general and administrative expenses.  The non-recurring engineering (NRE) expenses, which are engineering efforts directed by the customer and are not internally directed projects or sustaining engineering, charged to cost of sales in the second quarter of fiscal 2010 was $106,000.   In the second quarter of fiscal 2009 the engineering labor charged to cost of sales was not material.  The decrease in selling, general and administrative expense is a result of lower marketing of $97,000 offset by higher administrative expenses of $19,000 and higher commission expenses of $12,000.

Operating expenses decreased 10% or $370,000 in the first half of fiscal 2010 over fiscal 2009 due to greater manpower efficiencies gained as a result of implementing a new ERP computer software system, as well as a decrease of $334,000 in product development expenses excluding COD engineering costs and a decrease of $36,000 in selling, general and administrative expenses.  The NRE expenses charged to cost of sales in the first half of fiscal 2010 was $254,000.   In the first half of fiscal 2009 the engineering labor charged to cost of sales was not material.  The decrease in selling, general and administrative expense is a result of lower marketing of $36,000 and lower administrative expenses of $18,000 offset by higher commission expenses of $18,000.

Giga-tronics recorded a net profit of $373,000 or $0.08 per fully diluted share for the second quarter of fiscal 2010 compared to a net loss of $540,000 or $0.11 per fully diluted share in the same period last year.  Giga-tronics recorded a net profit of $706,000 or $0.15 per fully diluted share for the first half of fiscal 2010 compared to a net loss of $1,062,000 or $0.22 per fully diluted share in the same period last year.  A $2,000 provision for income taxes was incurred in both the first half of fiscal 2010 and fiscal 2009.

The following provides a reconciliation of GAAP to non-GAAP net income (loss).

	Three Months Ended		Six Months Ended
(In thousands except per-share data)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income (loss) as reported	$373	$(540)	$706	$(1,062)
Share based Compensation	44	54	80	118
Net income (loss) non-GAAP	$417	$(486)	$786	$(944)

Basic and diluted earnings (loss)
per share as reported	$0.08	$(0.11)	$0.15	$(0.22)
Impact of share based compensation
on earnings (loss) per share	0.01	0.01	0.02	0.02
Basic and diluted earnings (loss)
per share non-GAAP	$0.09	$(0.10)	$0.17	$(0.20)

Shares used in per share
calculation:
Basic	4,828	4,824	4,826	4,824
Diluted	4,844	4,824	4,829	4,824

Non-GAAP net income, which excludes share based compensation, for the three month period ended September 26, 2009 would have been $44,000 higher or $417,000.  Non-GAAP basic and diluted earnings per share would have been $0.09 compared to $0.08 as reported.  For the same period last year, the Company’s non-GAAP net loss would have been $54,000 lower or $486,000 and the basic and diluted share loss would have been $0.10 compared to $0.11 as reported.

Non-GAAP net income, which excludes share based compensation, for the six month period ended September 26, 2009 would have been $80,000 higher or $786,000.  Non-GAAP basic and diluted earnings per share would have been $0.17 compared to $0.15 as reported.  For the same period last year, the Company’s non-GAAP net loss would have been $118,000 lower or $944,000 and the basic and diluted share loss would have been $0.20 compared to $0.22 as reported.

Management has included this information as this expense is a non-cash item with no net equity impact.

Financial Condition and Liquidity

As of September 26, 2009, the Company had $1,345,000 in cash and cash equivalents, compared to $1,518,000 as of March 28, 2009.

Working capital at September 26, 2009 was $7,971,000 compared to $7,131,000 at March 28, 2009.  The increase in working capital was primarily due to an increase in accounts receivable and an increase in inventory partially offset by a decrease in accounts payable in fiscal 2010.

The Company’s current ratio (current assets divided by current liabilities) at September 26, 2009 was 3.29 compared to 3.14 on March 28, 2009.

Cash used in operations amounted to $673,000 for the six months ended September 26, 2009.  Cash used in operations amounted to $251,000 in the same period of fiscal 2009.  Cash used in operations in the first half of fiscal 2010 is primarily attributed to increases in accounts receivable and inventory and a decrease in accounts payable partially offset by the operating profit.  Cash used in operations in the first half of fiscal 2009 is primarily attributed to the operating loss offset by the net change in operating assets and liabilities in the year.

Additions to property and equipment were $4,000 in the first half of fiscal 2010 compared to $64,000 for the same period last year.  The capital equipment spending in fiscal 2009 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

On June 16, 2009, the Company renewed its secured revolving line of credit for $1,500,000, with interest payable at prime rate plus 1.5%.  The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company.  The Company borrowed $500,000 under this line of credit during the six month period ended September 26, 2009 and was in compliance with all required covenants at September 26, 2009.

Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company may not realize benefits of these deductible differences as of September 26, 2009.  Management has, therefore, established a full valuation allowance against its net deferred tax assets as of September 26, 2009.

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

As of September 26, 2009, the Company has no material pending legal proceedings.  From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

Item 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3  -  Defaults Upon Senior Securities

None.

Item 4  -  Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders was held on August 18, 2009, with the following results:

(1)  The following were nominated and approved for re-election as Directors:

Nominee
1. George H. Bruns, Jr.
2. James A. Cole
3. Garrett A. Garrettson
4. Kenneth A. Harvey
5. John R. Regazzi
6. Robert C. Wilson

(2)  Ratification of the selection of Perry-Smith LLP as independent public accountants for the fiscal year 2010 was approved as follows:

	No. of Votes on Proposal	Percent of Votes Cast
For	3,638,878	75.43%
Against	9,623	0.20%
Abstain	13,778	0.37%
Quorum	3,662,279	76.00%

                  Broker non-voted Shares = 0

   Outstanding shares on Record Date = 4,824,021

(3)   No other matters were brought up for a vote.

Item 5  -  Other Information

None.

Item 6  -  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 4, 2009	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2009	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)