Form 10-Q
period 2009-12-26
GIGA TRONICS INC
filed 2010-02-05
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 26, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583
(Address of principal executive offices)	(Zip Code)

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
Yes   [   ]    No  [ X ]

There were a total of 4,885,271 shares of the Registrant’s Common Stock outstanding as of February 1, 2010.

Part I - FINANCIAL INFORMATION

 ITEM 1  -  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	December 26,	March 28,
(In thousands except share data)	2009	2009
Assets
Current assets
Cash and cash-equivalents	$2,457	$1,518
Trade accounts receivable, net of allowance
of $146 and $102, respectively	4,187	3,110
Inventories, net	6,229	5,409
Prepaid expenses and other current assets	234	430
Total current assets	13,107	10,467

Property and equipment, net	264	306
Other assets	16	16
Total assets	$13,387	$10,789

Liabilities and shareholders' equity
Current liabilities
Line of credit	$500	$-
Accounts payable	569	1,219
Accrued commission	193	144
Accrued payroll and benefits	688	397
Accrued warranty	169	177
Deferred revenue	2,276	959
Deferred rent	32	118
Capital lease obligation	16	16
Other current liabilities	274	306
Total current liabilities	4,717	3,336
Long term obligations - Deferred rent	65	96
Long term obligations - Capital lease	13	25
Total liabilities	4,795	3,457

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding
at December 26, 2009 and March 28, 2009	-	-
Common stock of no par value;
Authorized 40,000,000 shares; 4,885,271 shares at December 26, 2009
and 4,824,021 at March 28, 2009 issued and outstanding	13,913	13,668
Accumulated deficit	(5,321)	(6,336)
Total shareholders' equity	8,592	7,332
Total liabilities and shareholders' equity	$13,387	$10,789

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
(In thousands except per-share data)	2009	2008	2009	2008
Net sales	$4,784	$5,099	$13,876	$12,276
Cost of sales	2,730	2,679	7,595	7,121
Gross profit	2,054	2,420	6,281	5,155

Engineering	313	479	1,057	1,557
Selling, general and administrative	1,424	1,590	4,189	4,391
Total operating expenses	1,737	2,069	5,246	5,948

Operating income (loss) from
continuing operations	317	351	1,035	(793)

Other expense	-	-	(1)	-
Interest (expense) income, net	(7)	(2)	(16)	7
Income (loss) from continuing
operations before income taxes	310	349	1,018	(786)
Provision for income taxes	1	-	3	2
Income (loss) from continuing operations	309	349	1,015	(788)
Income on discontinued operations,
net of income taxes	-	-	-	75
Net income (loss)	$309	$349	$1,015	$(713)

Basic and diluted earnings (loss) per share
From continuing operations	$0.06	$0.07	$0.21	$(0.16)
On discontinued operations	-	-	-	0.01
Basic and diluted earnings (loss) per share	$0.06	$0.07	$0.21	$(0.15)

Shares used in per share calculation:
Basic	4,846	4,824	4,833	4,824
Diluted	4,940	4,824	4,865	4,824

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	December 26,	December 27,
(In thousands)	2009	2008
Cash flows from operations:
Net income (loss)	$1,015	$(713)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
Depreciation and amortization	109	122
Loss on sale of fixed asset	1	-
Share based compensation	130	173
Deferred rent	(117)	(267)
Changes in operating assets and liabilities	(734)	975
Net cash provided by operations	404	290

Cash flows from investing activities:
Purchases of property and equipment	(68)	(66)
Net cash used in investing activities	(68)	(66)

Cash flows from financing activities:
Issuance of common stock	115	-
Proceeds from line of credit	500	-
Capital lease	(12)	44
Net cash provided by financing activities	603	44

Increase in cash and cash equivalents	939	268

Cash and cash equivalents at beginning of period	1,518	1,845
Cash and cash equivalents at end of period	$2,457	$2,113

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$3	$2
Cash paid for interest	$20	$4

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

The Company adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 effective September 26, 2009.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accounts Issue Papers and Technical Practice Aids and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  All accounting references have been updated, and therefore SFAS references have been replaced with topic references.

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

(3)           Inventories

Inventory is comprised of the following at December 26, 2009 and March 28, 2009.

	December 26,	March 28,
(Dollars in thousands)	2009	2009
Raw materials	$3,639	$3,263
Work-in-progress	1,918	1,127
Finished goods	155	559
Demonstration inventory	517	460
Total inventory	$6,229	$5,409

(4)   Earnings (Loss) Per Share

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

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
(In thousands except per-share data)	2009	2008	2009	2008
Net income (loss)	$309	$349	$1,015	$(713)

Weighted average:
Common shares outstanding	4,846	4,824	4,833	4,824
Potential common shares	94	-	32	-
Common shares assuming dilution	4,940	4,824	4,865	4,824

Net income (loss) per share of
common stock	$0.06	$0.07	$0.21	$(0.15)
Net income (loss) per share of
common stock assuming dilution	$0.06	$0.07	$0.21	$(0.15)
Stock options not included
in computation	443	941	664	941

The number of stock options not included in the computation of diluted EPS for the three and nine month periods ended December 26, 2009 reflect stock options where the assumed proceeds from exercise and average unrecognized future compensation were greater than the average market price of the common shares and are, therefore, antidilutive.  The number of stock options not included in the computation of diluted EPS for the three month period ended December 27, 2008 reflect stock options where the assumed proceeds from exercise and average unrecognized future compensation were greater than the average market price of the common shares and are, therefore, antidilutive.  The number of stock options not included in the computation of diluted EPS for the nine month period ended December 27, 2008 is a result of the Company’s loss from continuing operations and, therefore, the options are anitdilutive.  The weighted average exercise price of excluded options was $2.13 and $1.94 as of December 26, 2009 and December 27, 2008, respectively.

(5)   Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, each of which provided for the granting of options for up to 700,000 shares of Common Stock.  The Company accounts for share based compensation in accordance with GAAP which requires compensation cost to be recorded at fair value over the requisite service period.  There were option grants for 5,000 shares made in the three month period ended December 26, 2009.  There were option grants made for 203,500 shares in the nine month period ended December 26, 2009.  There were option grants for 146,500 shares made in the three and nine month periods ended December 27, 2008.

Cash flows resulting from the tax benefits derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the condensed consolidated statements of cash flows.  These excess tax benefits were not significant for the Company, for each of the three and nine month periods ended December 26, 2009 and December 27, 2008.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	December 26,	December 26,
	2009	2009
Dividend yield	None	None
Expected volatility	96.20%	95.16%
Risk-free interest rate	1.40%	1.54%
Expected term (years)	3.75	3.75

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

As of December 26, 2009, there was $399,000 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.30 years and will be adjusted for subsequent changes in estimated forfeitures.  There were 48,250 options that vested during the quarter ended December 26, 2009.  There were 65,125 options that vested during the quarter ended December 27, 2008.  The total fair value of options vested during each of the quarters ended December 26, 2009 and December 27, 2008 was $70,000 and $94,000, respectively.  There were 130,599 and 124,476 options that vested during the nine month periods ended December 26, 2009 and December 27, 2008, respectively.  The total fair value of options vested during the nine month periods ended December 26, 2009 and December 27, 2008 was $146,000 and $153,000, respectively.  Cash received from the exercise of stock options for the nine month period ended December 26, 2009 was $115,000.  No cash was received from stock option exercises for the nine month period ended December 27, 2008.

(6)           Industry Segment Information

The Company has two reportable segments: Giga-tronics Division and Microsource.  Giga-tronics Division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems and designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems.  Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments and devices.  In FY 2010 the Company re-allocated its overhead expenses for each segment more in line with its proportionate share of revenue.

Information on reportable segments is as follows:

	Three Months Ended		Three Months Ended
(Dollars in thousands)	December 26, 2009		December 27, 2008
	Net Sales	Net Income (Loss)	Net Sales	Net Income (Loss)
Giga-tronics Division	$2,863	$(99)	$3,771	$90
Microsource	1,921	408	1,328	259
Total	$4,784	$309	$5,099	$349

	Nine Months Ended		Nine Months Ended
(Dollars in thousands)	December 26, 2009		December 27, 2008
	Net Sales	Net Income (Loss)	Net Sales	Net Income (Loss)
Giga-tronics Division	$8,604	$(133)	$8,869	$(1,053)
Microsource	5,272	1,148	3,407	340
Total	$13,876	$1,015	$12,276	$(713)

(7)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$177	$184	$177	$190
Provision, net	19	29	70	156
Warranty costs incurred	(27)	(26)	(78)	(159)
Balance at end of period	$169	$187	$169	$187

(8)            Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  A valuation allowance is applied to deferred tax assets which are less than likely to be realized on a future tax return.  Benefits from uncertain tax positions are recorded only if they are more likely than not to be realized.

(9)           Subsequent Events

Management has evaluated subsequent events through February 4, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the SEC.  There were no subsequent events required for disclosure purposes.

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

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics, aeronautics, and wireless telecommunications.  In fiscal 2010, the Company consisted of two operating and reporting segments:  Giga-tronics Division and Microsource.

The Company’s business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  The Company has seen a decrease in orders for the first nine months of fiscal 2010 versus the first nine months of fiscal 2009.   Defense orders improved during this period as compared to the same period last year, while commercial orders declined.

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

Results of Operations

New orders received by segment are as follows for the periods shown:

New Orders
	Three Months Ended
(Dollars in thousands)	December 26, 2009	December 27, 2008	% change
Giga-tronics Division	$2,052	$3,052	(33%)
Microsource	5,663	6,409	(12%)
Total	$7,715	$9,461	(18%)

	Nine Months Ended
(Dollars in thousands)	December 26, 2009	December 27, 2008	% change
Giga-tronics Division	$8,675	$9,457	(8%)
Microsource	6,423	7,317	(12%)
Total	$15,098	$16,774	(10%)

New orders received in the third quarter of fiscal 2010 decreased by 18% to $7,715,000 from the $9,461,000 received in the third quarter of fiscal 2009.  New orders received for the nine months ended December 26, 2009 decreased 10% to $15,098,000 from the $16,774,000 received for the same period a year ago.  Orders at Giga-tronics Division and at Microsource decreased for the three and nine month periods ended December 26, 2009 primarily due to a decrease in new military orders.

The following table shows order backlog and related information at the end of the respective periods:

Backlog
(Dollars in thousands)	December 26, 2009	December 27, 2008	% change
Backlog of unfilled orders	$10,327	$12,026	(14%)
Backlog of unfilled orders
shippable within one year	8,592	8,853	(3%)
Previous fiscal year end backlog
reclassified during quarter as
shippable later than one year	849	-	-
Net cancellations during the quarter	-	-	-

Backlog at the end of the first half of fiscal 2010 decreased 14% as compared to the end of the same period last year.

The allocation of net sales was as follows for the periods shown:

Allocation of Net Sales
	Three Months Ended
(Dollars in thousands)	December 26, 2009	December 27, 2008	% change
Giga-tronics Division	$2,863	$3,771	(24%)
Microsource	1,921	1,328	45%
Total	$4,784	$5,099	(6%)

	Nine Months Ended
(Dollars in thousands)	December 26, 2009	December 27, 2008	% change
Giga-tronics Division	$8,604	$8,869	(3%)
Microsource	5,272	3,407	55%
Total	$13,876	$12,276	13%

Fiscal 2010 third quarter net sales were $4,784,000, a 6% decrease from the $5,099,000 in the third quarter of fiscal 2009.  Sales at Giga-tronics Division decreased 24% or $908,000 primarily due to a decrease in military shipments.  Sales at Microsource increased 45% or $593,000 during the third quarter of fiscal 2010 versus the third quarter of fiscal 2009 primarily due to an increase in military shipments.

Net sales for the nine month period ended December 26, 2009 were $13,876,000, a 13% increase from the $12,276,000 in the nine month period ended December 27, 2008.  Sales at Giga-tronics Division decreased 3% or $265,000 primarily due to a decrease in commercial shipments.  Sales at Microsource increased 55% or $1,865,000 during the first nine months of fiscal 2010 versus the first nine months of fiscal 2009 primarily due to an increase in military shipments.

Cost of sales was as follows for the periods shown:

Cost of Sales
	Three Months Ended
(Dollars in thousands)	December 26, 2009	December 27, 2008	% change
Cost of sales	$2,730	$2,679	2%

	Nine Months Ended
(Dollars in thousands)	December 26, 2009	December 27, 2008	% change
Cost of sales	$7,595	$7,121	7%

In the third quarter of fiscal 2010, cost of sales increased 2% to $2,730,000 from $2,679,000 for the same period last year due to a favorable change in product mix partially offset by lower volume.  Cost of sales as a percentage of sales improved by 4.6% for the third quarter of fiscal 2010 to 52.5% compared to 57.1% for the third quarter of fiscal 2009.

For the nine months ended December 26, 2009, cost of sales increased 7% to $7,595,000 from $7,121,000 for the similar period ended December 27, 2008 due to increased volume.  Cost of sales as a percentage of sales improved by 3.3% for the first nine months of fiscal 2010 to 54.7% compared to 58.0% from the same period of fiscal 2009.

Operating expenses were as follows for the fiscal periods shown:

Operating Expenses
	Three Months Ended
(Dollars in thousands)	December 26, 2009	December 27, 2008	% change
Engineering	$313	$479	(35%)
Selling, general and administrative	1,424	1,590	(10%)
Total	$1,737	$2,069	(16%)

	Nine Months Ended
(Dollars in thousands)	December 26, 2009	December 27, 2008	% change
Engineering	$1,057	$1,557	(32%)
Selling, general and administrative	4,189	4,391	(5%)
Total	$5,246	$5,948	(12%)

Operating expenses improved by 16% or $332,000 in the third quarter of fiscal 2010 over fiscal 2009 due to a reduction in product development expenses of $166,000 which includes a transfer of expenses to customer order development (COD) engineering costs and a reduction in selling, general and administrative expenses of $166,000.  The customer funded engineering, which is directed by the customer and is not an internally directed project or sustaining engineering, was $184,000 in the third quarter of fiscal 2010.  In the third quarter of fiscal 2009 the customer funded engineering was not material.  The reduction in selling, general and administrative expense is a result of lower commission expenses of $151,000 and lower administrative expenses of $87,000 offset by higher marketing of $72,000.

Operating expenses improved by 12% or $702,000 in the first nine months of fiscal 2010 over the same period in fiscal 2009 due to a reduction in product development expenses of $500,000 which includes a transfer of expenses to COD engineering costs and a reduction in selling, general and administrative expenses of $202,000.  The customer funded engineering in the first nine months of fiscal 2010 was $407,000.   In the same period of fiscal 2009 the customer funded engineering was not material.  The reduction in selling, general and administrative expense is a result of lower commission expenses of $114,000 and lower administrative expenses of $105,000 offset by higher marketing of $17,000.

The Company recorded a net profit of $309,000 or $0.06 per fully diluted share for the third quarter of fiscal 2010 compared to a net profit of $349,000 or $0.07 per fully diluted share in the same period last year.  The Company recorded a net profit of $1,015,000 or $0.21 per fully diluted share for the first nine months of fiscal 2010 compared to a net loss of $713,000 or $0.15 per fully diluted share in the same period last year.  Provision for income taxes incurred for the third quarter were $1,000 in fiscal 2010 and zero in fiscal 2009, for the first nine months of fiscal 2010 and fiscal 2009 tax provisions were $3,000 and $2,000, respectively.

The following provides a reconciliation of GAAP to non-GAAP net income (loss).

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
(In thousands except per-share data)	2009	2008	2009	2008
Net income (loss) as reported	$309	$349	$1,015	$(713)
Share based Compensation	50	55	130	173
Net income (loss) non-GAAP	$359	$404	$1,145	$(540)

Basic and diluted earnings (loss)
per share as reported	$0.06	$0.07	$0.21	$(0.15)
Impact of share based compensation
on earnings (loss) per share	0.01	0.01	0.03	0.04
Basic and diluted earnings (loss)
per share non-GAAP	$0.07	$0.08	$0.24	$(0.11)

Shares used in per share calculation:
Basic	4,846	4,824	4,833	4,824
Diluted	4,940	4,824	4,865	4,824

Non-GAAP net income, which excludes share-based compensation expense, for the three month period ended December 26, 2009 would have been $50,000 higher or $359,000.  Non-GAAP basic and diluted earnings per share would have been $0.07 compared to $0.06 as reported.  For the same period last year, the Company’s non-GAAP net income would have been $55,000 higher or $404,000 and the basic and diluted earnings per share would have been $0.08 compared to $0.07 as reported.

Non-GAAP net income for the nine month period ended December 26, 2009 would have been $130,000 higher or $1,145,000.  Non-GAAP basic and diluted earnings per share would have been $0.24 compared to $0.21 as reported.  For the same period last year, the Company’s non-GAAP net loss would have been $173,000 lower or $540,000 and the basic and diluted share loss would have been $0.11 compared to $0.15 as reported.

Management has included this information as this expense is a non-cash item with no net equity impact.

Financial Condition and Liquidity

As of December 26, 2009, the Company had $2,457,000 in cash and cash equivalents, compared to $1,518,000 as of March 28, 2009.

Working capital at December 26, 2009 was $8,390,000 compared to $7,131,000 at March 28, 2009.  The increase in working capital was primarily due to an increase in accounts receivable and an increase in inventory partially offset by an increase in deferred revenue in fiscal 2010.

The Company’s current ratio (current assets divided by current liabilities) at December 26, 2009 was 2.78 compared to 3.14 on March 28, 2009.

Cash provided by operations amounted to $404,000 for the nine months ended December 26, 2009.  Cash provided by operations amounted to $290,000 in the same period of fiscal 2009.  Cash provided by operations in the first nine months of fiscal 2010 is primarily attributed to increases in accounts receivable and inventory and an increase in deferred revenue.  The lower level of cash provided by operations in the first nine months of fiscal 2009 was primarily attributed to the operating loss offset by the net change in operating assets and liabilities in the year.

Additions to property and equipment were $68,000 in the first nine months of fiscal 2010 compared to $66,000 for the same period last year.  The capital equipment spending in fiscal 2010 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

On June 16, 2009, the Company renewed its secured revolving line of credit for $1,500,000, with interest payable at prime rate plus 1.5%.  The borrowing under this line of credit is based on the Company’s accounts receivable and inventory and is secured by all of the assets of the Company.  The Company borrowed $500,000 under this line of credit during the nine month period ended December 26, 2009 and was in compliance with all required covenants at December 26, 2009.

Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, the Company may not realize benefits of these deductible differences as of December 26, 2009.  Management has, therefore, established a full valuation allowance against its net deferred tax assets as of December 26, 2009.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T - Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms and are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1  -  Legal Proceedings

As of December 26, 2009, the Company has no material pending legal proceedings.  From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 4, 2010	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 4, 2010	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)