Form 10-K
period 2010-03-27
GIGA TRONICS INC
filed 2010-05-25
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 27, 2010 ,
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
Yes  [ X ]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [   ]   No  [   ]

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
Yes   [  ]    No  [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 26, 2009 was $8,090,172.

There were a total of 4,910,144 shares of the Registrant’s Common Stock outstanding as of May 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2010 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 27, 2010.

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

The Giga-tronics Division also produces switch modules and interface adapters that operate with a bandwidth from direct current (DC) to optical frequencies.  These switch modules may be incorporated within its customers’ automated test equipment.  The end-user markets for these products are primarily related to defense, aeronautics, communications, satellite and electronic warfare, commercial aviation and semiconductors.

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

Patents and Licenses

The Company’s competitive position is largely dependent upon its ability to provide performance specifications for its instruments and systems that (a) are easy to use and effectively and reliably meet customers’ needs and (b) selectively surpass competitors’ specifications in competing products.  Patents may occasionally provide some short-term protection of proprietary designs.  However, because of the rapid progress of technological development in the Company’s industry, such protection is most often, although not always, short-lived.  Therefore, although the Company occasionally pursues patent coverage, it places major emphasis on the development of new products with superior performance specifications and the upgrading of existing products toward this same end.

The Company’s products are based on its own designs, which in turn derive from its own engineering abilities.  If the Company’s new product engineering efforts fall behind, its competitive position weakens.  Conversely, effective product development greatly enhances its competitive status.

The Company presently holds 31 patents.  Some of these are critical to the Company’s ongoing business, and the Company intends to actively maintain them.  Capitalized costs relating to these patents were both incurred and fully amortized prior to March 27, 2010.  Accordingly, these patents have no recorded value included in the Company’s fiscal 2010 and 2009 consolidated financial statements.

The Company is not dependent on trademarks, licenses or franchises.  It does utilize certain software licenses in certain functional aspects for some of its products.  Such licenses are readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

Seasonal Nature of Business

The business of the Company is not seasonal.

Working Capital Practices

The Company generally strives to maintain adequate levels of inventory and generally sells to customers on 30-day payment terms.  Typically, the Company receives payment terms of 30 days.  The Company believes that these practices are consistent with typical industry practices.

Importance of Limited Number of Customers

The Company is a supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors.  Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2011.  U.S. and international defense-related agencies accounted for 65% and 64% of net sales in fiscal 2010 and 2009, respectively.  Commercial business accounted for the remaining 35% and 36% of net sales in fiscal 2010 and 2009, respectively.  Prior to the last five years, in which the defense business has improved, sales to the defense industry in general and direct sales to the U.S. and foreign government agencies in particular had declined.  Any decline of defense orders could have a negative effect on the business, operating results, financial condition and cash flows of Giga-tronics.

During fiscal 2010 and 2009, Giga-tronics Division derived 55% of its net sales from the U.S. government defense agencies and their prime subcontractors.

During fiscal 2010, Microsource derived 19% of its net sales from an electronic instrument manufacturer and 74% of its net sales from the U.S. government defense agencies and their prime contractors.  During fiscal 2009, Microsource derived 18% of its net sales from an electronic instrument manufacturer and 72% of its net sales from the U.S. government defense agencies and their prime contractors.

Other than U.S. government agencies and their defense contractors, no other customer accounted for 10% or more of consolidated net sales of the Company in fiscal 2010 or 2009.

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

Backlog of Orders

On March 27, 2010, the Company’s backlog of unfilled order was approximately $8,496,000 compared to approximately $9,105,000 at March 28, 2009.  As of March 27, 2010, there were approximately $897,000 in unfilled orders that were scheduled for shipment beyond one year, as compared to approximately $2,295,000 at March 28, 2009.  Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates.  Accordingly, the backlog of orders may vary substantially from quarter to quarter and the backlog entering any single quarter may not be indicative of sales for any period.

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

Sales and Marketing

Giga-tronics and Microsource market their products through various independent distributors and representatives to commercial and government customers for its instrument product but sells primarily direct on its switch and component products, although not necessarily through the same distributors and representatives.

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles.  However, the electronics industry is subject to rapid technological changes at the component level.  The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.  In fiscal 2010, product development expenses totaled approximately $1,522,000 excluding non-recurring engineering (NRE) costs.  In fiscal 2009, product development expenses were $1,975,000 excluding NRE costs.

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

Manufacturing

The assembly and testing of Giga-tronics Division microwave synthesizers, RF and power measurement products and its switching and connecting devices are done at its San Ramon facility.  The assembly and testing of Microsource’s line of YIG tuned oscillators, filters and microwave synthesizers are done at its Santa Rosa facility.

Environment

To the best of its knowledge, the Company is in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 27, 2010, Giga-tronics employed 97 individuals on a full-time basis.  Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel.  None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

The Company sells to its international customers through a network of foreign technical sales representative organizations. All transactions between the Company and its international customers are in U.S. dollars.

Geographic Distribution of Net Sales			% of total
(Dollars in thousands)	2010	2009	2010	2009
Domestic	$15,092	$13,490	79.0%	77.0%
International	3,965	3,931	21.0%	23.0%
Total	$19,057	$17,421

See footnote 5 of the financial statements for further breakdown of international sales for the last two years.

ITEM 1A.  RISK FACTORS

Business climate is volatile

The current financial crisis/recession represents a new risk for the Company and has resulted in delays of orders and/or cancellations.  Giga-tronics has a significant number of defense-related orders.  If the defense market demand decreases, actual shipments could be less than projected shipments with a resulting decline in sales.  The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and the Company’s ability to collect amounts due under these orders.  If any of these events occur, actual shipments could be less than projected shipments and earnings could decline.

Giga-tronics sales are substantially dependent on the wireless industry

Giga-tronics sells directly or indirectly to customers and equipment manufacturers in the wireless industry.  Currently, this industry is undergoing dramatic and rapid change.  As such, the business that Giga-tronics records could decrease or existing recorded backlog could be stretched or deferred resulting in lower than projected shipments.  Reduced shipments may have a material adverse effect on operations.

Giga-tronics’ markets involve rapidly changing technology and standards

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. Giga-tronics believes that its future success will depend in part upon its ability to develop and commercialize its existing products, develop new products and applications, and in part to develop, manufacture and successfully introduce new products and product lines with improved capabilities and to continue to enhance existing products.  There can be no assurance that Giga-tronics will successfully complete the development of current or future products, or that such products will achieve market acceptance.

Future liquidity is uncertain

Based on current levels of sales and expenses, management believes that cash and cash equivalents remain adequate to meet current operating needs for the next twelve months.  However, this estimate is based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected.  To operate beyond the next twelve months would require the Company to earn additional cash from operations, renew or obtain a line of credit or obtain additional funds from other sources. The Company maintains a line of credit for $1,500,000.  The Company borrowed $500,000 in the first quarter of fiscal 2010, but repaid it prior to March 27, 2010.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of March 27, 2010, Giga-tronics’ principal executive office and the marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2016.

Microsource’s manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 33,400 square foot facility in Santa Rosa, California, which it occupies under a lease expiring May 31, 2013.

The Company believes that its facilities are adequate for its business activities.

ITEM 3.  LEGAL PROCEEDINGS

As of March 27, 2010, the Company has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Giga-tronics’ common stock is traded on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) using the symbol ‘GIGA’.  The number of record holders of the Company’s common stock as of March 27, 2010 was approximately 1,600.  The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods.  These quotations reflect inter-dealer prices without retain mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2010	High	Low	2009	High	Low
First Quarter	(3/29 - 6/27)	$1.66	$1.00	(3/30 - 6/28)	$1.80	$1.26
Second Quarter	(6/28 - 9/26)	2.14	1.21	(6/29 - 9/27)	1.25	0.80
Third Quarter	(9/27 - 12/26)	3.52	1.80	(9/28 - 12/27)	1.00	0.50
Fourth Quarter	(12/27 - 3/27)	3.26	2.15	(12/28 - 3/28)	1.21	0.55

Giga-tronics has not paid cash dividends in the past and has no plans to do so in the future, based upon its belief that the best use of its available capital is in the enhancement of its product position.

Giga-tronics has not issued any unregistered securities or repurchased any of its securities during the past fiscal year.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 27, 2010.

Equity Compensation Plan Information
	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved
by security holders	891,027	$1.8812	342,475
Equity compensation plans not approved
by security holders	n/a	n/a	n/a
Total	891,027	$1.8812	342,475

Issuer Repurchases

The Company did not repurchase any of its equity securities during the fiscal year ended March 27, 2010.

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

SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Operations:	Years Ended
(In thousands except per share data)	March 27, 2010	March 28, 2009	March 29, 2008	March 31, 2007	March 25, 2006
Net sales	$19,057	$17,421	$18,331	$18,048	$20,620
Gross profit	8,435	7,504	7,748	7,546	8,300
Operating expenses	7,117	7,914	7,939	9,548	9,316
Interest (expense) income, net	(16)	7	36	108	32
Pre-tax income (loss) from continuing
operations	1,302	(403)	(201)	(1,894)	(984)
Provision for income taxes	2	2	2	1	4
Income (loss) from continuing operations	1,300	(405)	(203)	(1,895)	(988)
Income (loss) on discontinued operations,
net of income taxes	---	75	(31)	28	27
Net income (loss)	$1,300	$(330)	$(234)	$(1,867)	$(961)

Basic earnings (loss) per share:
From continuing operations	$0.27	$(0.08)	$(0.04)	$(0.40)	$(0.21)
On discontinued operations	---	0.01	(0.01)	0.01	0.01
Net earnings (loss) per share - basic	$0.27	$(0.07)	$(0.05)	$(0.39)	$(0.20)

Diluted earnings (loss) per share:
From continuing operations	$0.26	$(0.08)	$(0.04)	$(0.40)	$(0.21)
On discontinued operations	---	0.01	(0.01)	0.01	0.01
Net earnings (loss) per share - diluted	$0.26	$(0.07)	$(0.05)	$(0.39)	$(0.20)

Shares of common stock - basic	4,846	4,824	4,813	4,809	4,782
Shares of common stock - diluted	4,907	4,824	4,813	4,809	4,782

Financial Position:	Years Ended
(In thousands except per share data)	March 27, 2010	March 28, 2009	March 29, 2008	March 31, 2007	March 25, 2006
Current ratio	2.78	3.14	3.68	3.09	3.93
Working Capital	$8,683	$7,131	$7,231	$7,280	$8,856
Total assets	$13,919	$10,789	$10,361	$11,161	$12,346
Shareholders' equity	$8,943	$7,332	$7,392	$7,393	$9,098

Percentage Data:	Years Ended
(Percentage of net sales)	March 27, 2010	March 28, 2009	March 29, 2008	March 21, 2007	March 25, 2006
Gross profit	44.3%	43.1%	42.3%	41.8%	40.3%
Operating expenses	37.3%	45.4%	43.3%	52.9%	45.2%
Interest (expense) income, net	(0.1%)	0.0%	0.2%	0.6%	0.1%
Pre-tax income (loss) from continuing
operations	6.8%	(2.3%)	(1.1%)	(10.5%)	(4.8%)
Income (loss) on discontinued operations,
net of income taxes	0.0%	0.4%	(0.2%)	0.2%	0.1%
Net income (loss)	6.8%	(1.9%)	(1.3%)	(10.3%)	(4.7%)

SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of unaudited results of operations for the fiscal years ended March 27, 2010 and March 28, 2009.

Quarterly Financial Information (Unaudited)	2010
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$4,469	$4,623	$4,784	$5,181	$19,057
Gross profit	2,114	2,113	2,054	2,154	8,435
Operating expenses	1,775	1,734	1,738	1,870	7,117
Interest expense, net	(3)	(6)	(7)	---	(16)
Pre-tax income from continuing operations	335	373	309	285	1,302
Provision for income taxes	2	---	---	---	2
Income from continuing operations	333	373	309	285	1,300
Income on discontinued operations,
net of income taxes	---	---	---	---	---
Net income	$333	$373	$309	$285	$1,300

Earnings per share – basic	$0.07	$0.08	$0.06	$0.06	$0.27

Earnings per share – diluted	$0.07	$0.08	$0.06	$0.06	$0.26

Shares of common stock – basic	4,824	4,828	4,846	4,887	4,846
Shares of common stock – diluted	4,826	4,844	4,940	5,013	4,907

Quarterly Financial Information (Unaudited)	2009
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$3,488	$3,689	$5,099	$5,145	$17,421
Gross profit	1,397	1,338	2,420	2,349	7,504
Operating expenses	1,920	1,959	2,069	1,966	7,914
Interest income, net	3	6	(2)	---	7
Pre-tax income (loss) from continuing operations	(520)	(615)	349	383	(403)
Provision for income taxes	2	---	---	---	2
Income (loss) from continuing operations	(522)	(615)	349	383	(405)
Income (loss) on discontinued operations,
net of income taxes	---	75	---	---	75
Net income (loss)	$(522)	$(540)	$349	$383	$(330)

Basic earnings (loss) per share:
From continuing operations	(0.11)	(0.13)	0.07	0.08	(0.08)
On discontinued operations	---	0.02	---	---	0.01
Net earnings (loss) per share – basic	$(0.11)	$(0.11)	$0.07	$0.08	$(0.07)

Diluted earnings (loss) per share:
From continuing operations	(0.11)	(0.13)	0.07	0.08	(0.08)
On discontinued operations	---	0.02	---	---	0.01
Net earnings (loss) per share – diluted	$(0.11)	$(0.11)	$0.07	$0.08	$(0.07)

Shares of common stock – basic	4,824	4,824	4,824	4,824	4,824
Shares of common stock – diluted	4,824	4,824	4,824	4,824	4,824

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications.  In 2009 Giga-tronics’ business consisted of two operating and reporting segments:  Giga-tronics Division and Microsource.

The Company’s business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  Defense orders have improved on a year-to-date basis for fiscal 2010 versus fiscal 2009 whereas on a year-to-date basis, commercial orders are slightly down in fiscal 2010 versus fiscal 2009.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.  Microsource sales and marketing and engineering activities were consolidated into the San Ramon facility to better integrate its component development activities with the Company’s overall new product plans.  The Microsource facility in Santa Rosa, California, however, remains open as a manufacturing operation.

Results of Operations

New orders by segment are as follows for the fiscal years ended:

New Orders				% change
				2010	2009
				vs.	vs.
(Dollars in thousands)	2010	2009	2008	2009	2008
Giga-tronics	$11,387	$11,599	$13,795	(2%)	(16%)
Microsource	7,061	7,399	3,625	(5%)	104%
Total	$18,448	$18,998	$17,420	(3%)	9%

New orders received in fiscal 2010 decreased 3% to $18,448,000 from the $18,998,000 received in fiscal 2009.  New orders decreased primarily due to a decrease in commercial orders.

New orders received in fiscal 2009 increased 9% to $18,998,000 from the $17,420,000 received in fiscal 2008.  New orders increased primarily due to an increase in military orders.

In fiscal 2010, orders at Giga-tronics Division decreased primarily due to a decrease in military demand for its products whereas orders at Microsource decreased primarily due to a decrease in commercial demand for its products.

In fiscal 2009, orders at Giga-tronics Division decreased primarily due to a decrease in commercial demand for its products. Microsource increased primarily due to an increase in military demand for its products.

The following table shows order backlog and related information at fiscal year-end:

Backlog				% change
				2010	2009
				vs.	vs.
(Dollars in thousands)	2010	2009	2008	2009	2008
Backlog of unfilled orders	$8,496	$9,105	$7,528	(7%)	21%
Backlog of unfilled orders shippable within one year	7,599	6,810	4,604	12%	48%
Previous fiscal year end (FYE) long term backlog
reclassified during year as shippable within one year	2,414	1,382	425	(75.1%)	286%
Net cancellations during year of previous FYE
one-year backlog	---	---	---	---	---

The decrease in backlog at year-end 2010 of 7% was primarily due to increased shipments.

The increase in backlog at year-end 2009 of 21% was primarily due to orders exceeding shipments.

The allocation of net sales was as follows for the fiscal years shown:

Allocation of Net Sales				% change
				2010	2009
				vs.	vs.
(Dollars in thousands)	2010	2009	2008	2009	2008
Commercial	$6,743	$6,303	$7,020	7%	(10%)
Government / Defense	12,314	11,118	11,311	11%	(2%)
Total	$19,057	$17,421	$18,331	9%	(5%)

The allocation of net sales by segment was as follows for the fiscal years shown:

Allocation of Net Sales by Segment				% change
				2010	2009
				vs.	vs.
(Dollars in thousands)	2010	2009	2008	2009	2008
Giga-tronics Division
Commercial	$ 4,882	$ 4,694	$ 5,282	4%	(11%)
Government / Defense	7,119	6,989	9,264	2%	(25%)
Total	$ 12,001	$ 11,683	$ 14,546	3%	(20%)

Microsource
Commercial	$ 1,861	$ 1,609	$ 1,738	16%	(7%)
Government / Defense	5,195	4,129	2,047	26%	102%
Total	$ 7,056	$ 5,738	$ 3,785	23%	52%

Fiscal 2010 net sales were $19,057,000, a 9% increase from the $17,421,000 of net sales in 2009.  The increase in sales was primarily due to an increase in military shipments.  Sales at Giga-tronics Division increased 3% or $318,000.  Microsource sales increased 23% or $1,318,000.

Fiscal 2009 net sales were $17,421,000, a 5% decrease from the $18,331,000 of net sales in 2008.  The decrease in sales was primarily due to a decrease in commercial shipments.  Sales at Giga-tronics Division decreased 20% or $2,863,000. Microsource sales increased 52% or $1,953,000.

Cost of sales was as follows for the fiscal years shown:

Cost of Sales				% change
				2010	2009
				vs.	vs.
(Dollars in thousands)	2010	2009	2008	2009	2008
Cost of sales	$10,622	$9,917	$10,583	7%	(6%)

In fiscal 2010, cost of sales increased 7% to $10,622,000 from $9,917,000 in fiscal 2009, driven by an increase in sales.

In fiscal 2009, cost of sales decreased 6% to $9,917,000 from $10,583,000 in fiscal 2008, driven by a reduction in sales.  However, the percentage rate increased by 0.8% from 42.3% in fiscal 2008 to 43.1% in fiscal 2009, due to the change in product mix.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses				% change
				2010	2009
				vs.	vs.
(Dollars in thousands)	2010	2009	2008	2009	2008
Engineering	$1,522	$1,975	$2,248	(23%)	(12%)
Selling, general and administrative	5,595	5,939	5,538	(6%)	7%
Restructuring	---	---	153	0%	(100%)
Total	$7,117	$7,914	$7,939	(10%)	0%

Operating expenses decreased $797,000 in fiscal 2010 over 2009 due to a decrease of $453,000 in product development expenses excluding NRE costs and a decrease of $344,000 in selling, general and administrative expense.  The decrease in selling, general and administrative expense is a result of higher marketing expense of $8,000 offset by lower administrative expense of $194,000 and lower commission expense of $158,000.  The Company recorded $187,000 of share based compensation expense in fiscal 2010.

Operating expenses decreased $25,000 in fiscal 2009 over 2008 due to a decrease of $273,000 in product development expenses excluding NRE costs and a decrease of $153,000 in restructuring charges, offset by an increase of $401,000 in selling, general and administrative expense.  The increase in selling, general and administrative expense is a result of higher marketing expense of $394,000 and higher administrative expense of $194,000 offset by lower commission expense of $187,000.  The Company recorded $270,000 of share based compensation expense in fiscal 2009.

Net interest expense in 2010 increased by $21,000 due to bank borrowing on our line of credit throughout the year.

Net interest income in 2009 decreased from $36,000 to $7,000 due to a lower average cash balance throughout the year.

Giga-tronics recorded a net profit of $1,300,000 or $0.26 per fully diluted share for fiscal 2010 versus a net loss of $330,000 or $0.07 per fully diluted share in fiscal 2009.

Giga-tronics recorded a net loss of $330,000 or $0.07 per fully diluted share for fiscal 2009 versus a net loss of $234,000 or $0.05 per fully diluted share in fiscal 2008.

Inventories consist of the following:

Net Inventories			% change
			2010
			vs.
(Dollars in thousands)	2010	2009	2009
Raw materials	$3,337	$3,263	2%
Work-in-progress	1,930	1,127	71%
Finished goods	128	559	(77%)
Demonstration inventory	408	460	(11%)
Total	$5,803	$5,409	7%

Inventories increased by $394,000 at fiscal year end 2010 compared to the prior fiscal year end, primarily due to procurement of long lead items required on the Boeing funded contracts.

Financial Condition and Liquidity

As of March 27, 2010, Giga-tronics had $3,074,000 in cash and cash-equivalents, compared to $1,518,000 as of March 28, 2009.

Working capital for the 2010 fiscal year end was $8,683,000, compared to $7,131,000 in 2009 and $7,231,000 in 2008.  The increase in working capital at 2010 from 2009 was primarily due to the operating profit in the year, which was previously inventoried.  In the fourth quarter, the inventory was liquidated as it was sold.  In addition, the Company utilized its lease rent abatement in the fourth quarter.  Furthermore, the Company was awarded a contract that provided funding for procurement of inventory.  The decrease in working capital at 2009 from 2008 was primarily due to the operating loss in the year.

The Company’s current ratio (current assets divided by current liabilities) at March 27, 2010 was 2.8 compared to 3.1 on March 28, 2009 and 3.7 on March 29, 2008.  At March 27, 2010 the decrease was primarily the result of cash received on funded projects.  The cash received is recorded equally as an asset and liability, however it results in having a deterious effect on the ratio.  At March 28, 2009 the decrease was primarily the result of an increase in accounts payable at quarter end and an increase in deferred revenue offset by an equal increase in accounts receivable.

Cash provided by operations amounted to $1,532,000 in 2010.  Cash used in operations amounted to $300,000 in 2009.  Cash provided by operations amounted to $220,000 in 2008.  Cash provided by operations in 2010 was primarily attributed to the operating profit for the year.  Cash used in operations in 2009 was primarily attributed to the operating loss for the year.  Cash provided by operations in 2008 was primarily attributed to the decrease in inventories, partially offset by the operating loss in the year.

Additions to property and equipment were $152,000 in 2010 compared to $69,000 in 2009 and $206,000 in 2008.  The capital equipment spending in fiscal 2010 and 2009 was due to an upgrade of capital equipment enabling the manufacture of new products being released.  The capital equipment spending in fiscal 2008 was due to the implementation of the Enterprise Resource Plan (ERP) system at Giga-tronics and Microsource.

Other cash inflows in 2010 consisted of $124,000 from the sale of common stock in connection with the exercise of stock options.

Contractual Obligations

The Company leases various facilities under operating leases that expire through December 2016.  Total future minimum lease payments under these leases amount to approximately $5,180,000.

The Company leases equipment under capital leases that expire through October 2011.  The future minimum lease payments under these leases amount to approximately $93,000.

The Company is committed to purchase certain inventory under non-cancelable purchase orders.  As of March 27, 2010, total non–cancelable purchase orders were approximately $860,000 through fiscal 2011 and $112,000 beyond fiscal 2011 and were scheduled to be delivered to the Company at various dates through April 2012.

The following table disclosed the amount of payments due under certain contractual obligations in the specified time periods.

(Dollars in thousands)	Under one year	One to three years	Three to five years	More than five years
Facility leases	$652	$1,978	$1,350	$1,200
Capital leases	59	34	---	---
Purchase obligations	860	112	---	---
Total	$1,571	$2,128	$1,350	$1,200

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and the results of operations are based upon the consolidated financial statements included in this report and the data used to prepare them.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make judgments, estimates and assumptions in the course of such preparation.  The Summary of Significant Accounting Policies included with the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  On an ongoing basis, the Company re-evaluates its judgments, estimates and assumptions, including those related to revenue recognition, product warranties, allowance for doubtful accounts, valuation of inventories, valuation allowance on deferred tax assets, product development costs and share based compensation.  The Company bases its judgment and estimates on historical experience, knowledge of current conditions, and its beliefs of what could occur in the future considering available information.  Actual results may differ from these estimates under different assumptions or conditions.  Management of Giga-tronics has identified the following as the Company’s critical accounting policies:

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

Deferred Income Taxes

Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers both positive and negative evidence and tax planning strategies in making this assessment.  Based on the historical taxable income and uncertainty over the Company’s ability to generate income sufficient to realize deferred tax assets in the periods in which they become deductible, management has established a valuation allowance against its net deferred tax assets as of March 27, 2010 and March 28, 2009.

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

Share Based Compensation

The Company has a stock incentive plan that provides for the issuance of stock options to employees and directors.  The Company calculates share based compensation expense using a Black-Scholes-Merton option pricing model and records the fair value of awards expected to vest over the requisite service period.  In so doing, the Company makes certain key assumptions in making estimates used in the model.  The Company believes the estimates used, which are presented in Note 1 of Notes to Consolidated Financial Statements, are appropriate and reasonable.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements And Schedules

Financial Statements	Page No.

Consolidated Balance Sheets -	22
As of March 27, 2010 and March 28, 2009

Consolidated Statements of Operations -	23
Years ended March 27, 2010 and March 28, 2009

Consolidated Statements of Shareholders’ Equity -	24
Years ended March 27, 2010 and March 28, 2009

Consolidated Statements of Cash Flows -	25
Years ended March 27, 2010 and March 28, 2009

Notes to Consolidated Financial Statements	26 - 35

Report of Independent Registered Public Accounting Firm	36

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 27, 2010	March 28, 2009
Assets
Current Assets
Cash and cash equivalents	$3,074	$1,518
Trade accounts receivable, net of allowance
of $95 and $102, respectively	4,332	3,110
Inventories, net	5,803	5,409
Prepaid expenses and other current assets	383	430
Total current assets	13,592	10,467

Property and equipment
Leasehold improvements	315	373
Machinery and equipment	15,590	15,462
Office furniture and fixtures	786	788
Total property and equipment	16,691	16,623
Less accumulated depreciation and amortization	16,380	16,317
Property and equipment, net	311	306
Other assets	16	16
Total assets	$13,919	$10,789

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$881	$1,219
Accrued commission	227	144
Accrued payroll and benefits	698	397
Accrued warranty	139	177
Deferred revenue	2,682	959
Deferred rent	---	118
Capital lease obligations	57	16
Other current liabilities	225	306
Total current liabilities	4,909	3,336

Long term obligation - Deferred rent	31	96
Long term obligation - Capital lease	36	25
Total liabilities	4,976	3,457

Commitments and contingencies	---	---

Shareholders' equity
Preferred stock of no par value; Authorized 1,000,000 shares; no shares
outstanding at March 27, 2010 and March 28, 2009	---	---
Common stock of no par value; Authorized 40,000,000 shares; 4,891,394
shares at March 27, 2010 and 4,824,021 at March 28, 2009 issued and outstanding	13,979	13,668
Accumulated deficit	(5,036)	(6,336)
Total shareholders' equity	8,943	7,332
Total liabilities and shareholders' equity	$13,919	$10,789

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except per share data)	March 27, 2010	March 28, 2009
Net sales	$19,057	$17,421
Cost of sales	10,622	9,917
Gross profit	8,435	7,504

Engineering	1,522	1,975
Selling, general and administrative	5,595	5,939
Total operating expenses	7,117	7,914

Operating income (loss) from continuing operations	1,318	(410)

Interest (expense) income, net	(16)	7
Income (loss) from continuing operations before income taxes	1,302	(403)
Provision for income taxes	2	2
Income (loss) from continuing operations	1,300	(405)
Income on discontinued operations, net of income
taxes of nil for 2010 and 2009	---	75
Net income (loss)	$1,300	$(330)

Basic earnings (loss) per share:
From continuing operations	$0.27	$(0.08)
On discontinued operations	---	0.01
Net earnings (loss) per share - basic	$0.27	$(0.07)

Diluted earnings (loss) per share:
From continuing operations	$0.26	$(0.08)
On discontinued operations	---	0.01
Net earnings (loss) per share - diluted	$0.26	$(0.07)

Shares used in per share calculation:
Basic	4,846	4,824
Diluted	4,907	4,824

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Accumulated
(In thousands except share data)	Shares	Amount	Deficit	Total
Balance at March 29, 2008	4,824,021	13,398	(6,006)	7,392
Net loss			(330)	(330)
Share based compensation	---	270	---	270
Stock issuance under stock option plans	---	---	---	---
Balance at March 28, 2009	4,824,021	13,668	(6,336)	7,332
Net income			1,300	1,300
Share based compensation	---	187	---	187
Stock issuance under stock option plans	67,373	124	---	124
Balance at March 27, 2010	4,891,394	$13,979	$(5,036)	$8,943

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 27, 2010	March 28, 2009
Cash flows from operations:
Net income (loss)	$1,300	$(330)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Net provision for doubtful accounts	7	9
Depreciation and amortization	146	162
Loss on sale of fixed asset	1	---
Share based compensation	187	270
Deferred rent	(183)	(343)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,229)	(426)
Inventories	(394)	(401)
Prepaid expenses and other assets	47	(47)
Accounts payable	(338)	570
Accrued commissions	83	(37)
Accrued payroll and benefits	301	(129)
Accrued warranty	(38)	(13)
Deferred revenue	1,723	313
Other current liabilities	(81)	102
Net cash provided by (used in) operations	1,532	(300)

Cash flows from investing activities:
Proceeds from sales of equipment	---	1
Purchases of property and equipment	(152)	(69)
Net cash used in investing activities	(152)	(68)

Cash flows from financing activities:
Proceeds from capital lease	52	41
Issuance of common stock	124	---
Net cash provided by financing activities	176	41

Increase (decrease) in cash and cash equivalents	1,556	(327)

Beginning cash and cash equivalents	1,518	1,845
Ending cash and cash equivalents	$3,074	$1,518

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$4	$2
Cash paid for interest	21	---

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1           Summary of Significant Accounting Policies

The Company   The accompanying consolidated financial statements include the accounts of Giga-tronics Incorporated (“Giga-tronics”) and its wholly-owned subsidiary, Microsource Incorporated (“Microsource”), collectively the “Company”.  The Company’s corporate office and manufacturing facilities are located in Northern California.  Giga-tronics and its subsidiary company design, manufacture and market a broad line of test and measurement equipment used in the development, test, and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems, and automatic testing systems.  The Company also manufactures and markets a line of test, measurement, and handling equipment used in the manufacturing of semiconductor devices.  The Company’s products are sold worldwide to customers in the test and measurement and semiconductor industries. The Company currently has no foreign-based operations or material amounts of identifiable assets in foreign countries.  Its gross margins on foreign and domestic sales are similar, and all non-U.S. sales are made in U.S. dollars.

Principles of Consolidation   The consolidated financial statements include the accounts of Giga-tronics and its’ wholly- owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year   The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March.  Both fiscal year 2010 and 2009 contained 52 weeks.  All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

The Company has estimated an allowance for uncollectable accounts based on analysis of specifically identified accounts, outstanding receivables, consideration of the age of those receivables and the Company’s historical collection experience.  The activity in the reserve account is as follows:

(Dollars in thousands)	March 27, 2010	March 28, 2009
Beginning balance	$102	$93
Provision for doubtful accounts	7	9
Recoveries of doubtful accounts	---	---
Write-off of doubtful accounts	(14)	---
Ending balance	$95	$102

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value.  Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell.  As of March 27, 2010 and March 28, 2009, management believes there has been no impairment of the Company’s long-lived assets.

Deferred Rent   Rent expense is recognized in an amount equal to the minimum guaranteed base rent plus future rental increases amortized on the straight-line basis over the terms of the leases, including free rent periods.

Income Taxes   Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations.  The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.    Management considers both positive and negative evidence and tax planning strategies in making this assessment.  Based on the historical taxable income and uncertainty over the Company’s ability to generate income sufficient to realize deferred tax assets in the periods in which they become deductible, management has established a valuation allowance against its net deferred tax assets as of March 27, 2010 and March 28, 2009.

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

Product Development Costs   The Company incurs pre-production costs on certain long-term supply arrangements.  The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer.  All other product development costs are charged to operations as incurred.  There were no capitalized pre-production costs included in other assets as of March 27, 2010 and March 28, 2009.

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

Share-based Compensation   The Company established a 2005 Equity Incentive Plan, which provides for the granting of options for up to 700,000 shares of Common Stock.  The Company records share-based compensation expense for the fair value of all stock options that are ultimately expected to vest as the requisite service is rendered.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as a cash flows from financing in the statements of cash flows.  These excess tax benefits were not significant for the Company for the fiscal year ended March 27, 2010.  There were no excess tax benefits for the fiscal year ended March 28, 2009.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

Years Ended	March 27, 2010	March 28, 2009
Dividend yield	Zero	Zero
Expected volatility	96%	90%
Risk-free interest rate	1.49%	2.67%
Expected term (years)	3.75	3.86

The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of Giga-tronics’ share price.  The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.

Discontinued Operations   In the first quarter of fiscal 2004, the Company discontinued the operations at its Dymatix Division due to the substantial losses incurred over the previous two years.  In the fourth quarter of fiscal 2004, the Company consummated the sale of its Dymatix Division.   Income from discontinued operations was $75,000 recorded in the second quarter of fiscal 2009.  This resulted from the foreclosure and resale of the Dymatix assets to a third party.

Earnings (Loss) Per Share   Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options using the treasury method.  Antidilutive options are not included in the computation of diluted earnings per share.

Comprehensive Income (Loss)   There are no items of comprehensive income (loss), other than net income (loss).

Financial Instruments and Concentration of Credit Risk   Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and trade accounts receivable.  The Company’s cash equivalents consist of overnight deposits.  Cash and cash-equivalents are held in recognized depository institutions.  At March 27, 2010 and March 28, 2009, the Company had deposits in excess of federally insured limits.  The Company has not incurred losses on these deposits to date and does not expect to incur any losses based on the credit ratings of the financial institutions.  Concentration of credit risk in trade accounts receivable results primarily from sales to major customers.  The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security.  At March 27, 2010, two customers comprised 14% and 27%, respectively, of consolidated gross accounts receivable.  At March 28, 2009, two customers comprised 18% and 22%, respectively, of consolidated gross accounts receivable.

Fair Value of Financial Instruments   The carrying amount for the Company’s cash-equivalents, trade accounts receivable and accounts payable approximates fair market value because of the short maturity of these financial instruments.

Recently Issued Financial Accounting Standards   The Company adopted the following accounting standards during the year ended March 27, 2010:

FASB Accounting Standards CodificationTM (ASC or Codification)

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting standards ASC 105-10 (previously SFAS No. 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.  With the issuance of ASC 105-10, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This change is effective for financial statements issued for interim or annual periods ended after September 15, 2009.  Accordingly, all specific references to generally accepted accounting principles (GAAP) refer to the Codification and not to the pre-Codification literature.

Business Combinations

In December 2007, the FASB issued ASC Topic 805 (previously SFAS 141(R)), Business Combinations.  This standard broadens the guidance for business combinations and extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  The acquirer is no longer permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination.  It also requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination.  It also expands on required disclosures to improve the ability of the users of the financial statements to evaluate the nature and financial effects of business combinations.  The adoption of ASC Topic 805 did not have a material impact on the company’s financial condition or results of operations.

Subsequent Events

In February 2010, the FASB issued ASU 2010-2009 which amends ASC 855-10 (formerly SFAS No.165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements as issued or are available to be issued.  The ASU addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures.  The ASU requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The adoption of ASU 2010-2009 and ASC 855-10 did not have a material impact on the Company’s financial condition or results of operations.

2           Cash and Cash-Equivalents

Cash and cash-equivalents of $3,074,000 and $1,518,000 at March 27, 2010 and March 28, 2009, respectively, consist of overnight deposits.

3           Inventories

Inventories consist of the following:

(Dollars in thousands)	March 27, 2010	March 28, 2009
Raw materials	$3,337	$3,263
Work-in-progress	1,930	1,127
Finished goods	128	559
Demonstration inventory	408	460
Total	$5,803	$5,409

4           Selling Expenses

Selling expenses consist primarily of commissions paid to various marketing agencies.  Commission expense totaled $735,000 and $893,000 for fiscal 2010 and 2009, respectively.  Advertising costs, which are expensed as incurred, totaled $95,000 and $41,000 for fiscal 2010 and 2009, respectively.

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

The Company's reportable operating segments are strategic business units that offer different products and services.  They are managed separately because each business utilizes different technology and requires different accounting systems.  The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment.  The tables below present information for the fiscal years ended in 2010 and 2009.

March 27, 2010 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$12,001	$7,056	$19,057
Interest (expense) income, net	(18)	2	(16)
Depreciation and amortization	117	29	146
(Loss) income from continuing operations
before income taxes	(30)	1,332	1,302
Assets	7,083	6,836	13,919

March 28, 2009 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$11,683	$5,738	$17,421
Interest (expense) income, net	7	---	7
Depreciation and amortization	137	25	162
(Loss) income from continuing operations
before income taxes	(1,451)	1,048	(403)
Assets	6,420	4,369	10,789

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers.  In fiscal 2010 and 2009, U.S. government and U.S. defense-related customers accounted for 62% and 61% of sales, respectively.  During fiscal 2010, no customer other than U.S. government agencies and their defense contractors accounted for 10% of the Company’s consolidated revenues at March 27, 2010.  During fiscal 2009, no customer other than U.S. government agencies and their defense contractors accounted for 10% of the Company’s consolidated revenues at March 28, 2009.

Export sales accounted for 21% and 23% of the Company’s sales in fiscal 2010 and 2009, respectively.  Export sales by geographical area are shown below:

(Dollars in thousands)	March 27, 2010	March 28, 2009
Americas	$23	$236
Europe	2,251	1,783
Asia	989	1,456
Rest of world	702	456
Total	$3,965	$3,931

6           Earnings (Loss) per Share

Net income (loss) and shares used in per share computations for the years ended March 27, 2010 and March 28, 2009 are as follows:

(In thousands except per share data)	March 27, 2010	March 28, 2009
Net income (loss)	$1,300	$(330)

Weighted average:
Common shares outstanding	4,846	4,824
Potential common shares	61	---
Common shares assuming dilution	4,907	4,824

Net earnings (loss) per share of common stock	$0.27	$(0.07)
Net earnings (loss) per share of common stock assuming dilution	$0.26	$(0.07)
Stock options not included in computation	568	771

The number of stock options not included in the computation of diluted earnings per share (EPS) for the period ended March 27, 2010 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.  The number of stock options not included in the computation of diluted EPS for the period ended March 28, 2009 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive.

7           Income Taxes

Following are the components of the provision for income taxes:

Years Ended (In thousands)	March 27, 2010		March 28, 2009
Current
Federal	$	---	$	---
State		2		2
Total current		2		2

Deferred
Federal		442		1,127
State		72		585
Total deferred		514		1,712

Change in liability for uncertain tax positions		(70)		(107)
Change in valuation allowance		(444)		(1,605)
Provision for income taxes		$2		$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Year Ended (In thousands)	March 27, 2010		March 28, 2009
Net operating loss carryforwards		$12,059		$12,039
Income tax credits		2,202		2,075
Inventory reserves and capitalized costs		1,688		2,175
Fixed assets		122		145
Accrued vacation		114		103
Accrued warranty		55		71
Deferred rent		---		69
Other accrued expenses		---		17
Non-qualified stock options		14		---
Allowance for doubtful accounts		38		42
State taxes benefit		2		2
Total deferred taxes before valuation allowance		16,294		16,738

Valuation allowance		(16,294)		(16,738)
Net deferred tax assets		---		---

Current portion		1,897		2,479
Noncurrent portion		14,397		14,259
Total		16,294		16,738
Valuation allowance		(16,294)		(16,738)
Net deferred tax assets	$	---	$	---

Years Ended (In thousands except percentages)	March 27, 2010		March 28, 2009
Statutory federal income tax (benefit)	$443	34.0%	$(112)	34.0%
Valuation allowance	(444)	(30.2)	(1,605)	489.4
Expiration of net operating losses	---	---	1,758	(536.0)
State income tax, net of federal benefit	76	5.8	(19)	5.8
Non tax-deductible expenses	52	4.0	82	(25.0)
Tax credits	(54)	(4.1)	---	---
Liability for uncertain tax positions	(70)	(9.2)	(107)	32.6
Other	(1)	(0.1)	5	(1.5)
Effective income tax	$2	0.2%	$2	(0.7%)

The decrease in valuation allowance from March 28, 2009 to March 27, 2010 was $444,000.  The decrease in valuation allowance from March 29, 2008 to March 28, 2009 was $1,605,000.  The Company recorded a valuation allowance of $16,294,000 and $16,738,000 as of March 27, 2010 and March 28, 2009 to reflect the estimated amount of deferred tax assets which may not be realized.

As of March 27, 2010 and March 28, 2009, the Company had pre-tax federal net operating loss carryforwards of $31,988,000 and $31,979,000 and state net operating loss carryforwards of $20,266,000 and $20,281,000 respectively, available to reduce future taxable income.  The federal and state net operating loss carryforwards begin to expire from fiscal 2012 through 2029 and from 2013 through 2019, respectively.  $5,640,000 of federal net operating loss carryforwards are subject to an annual IRC Section 382 limitation of approximately $100,000.  At March 27, 2010, the accumulated IRC Section 382 losses available for use are approximately $998,000.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  The federal income tax credits begin to expire from 2020 through 2029 and the state income tax credit carryforwards are carried forward indefinitely.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers both positive and negative evidence and tax planning strategies in making this assessment.  Based on the historical taxable income and uncertainty over the Company’s ability to generate income sufficient to realize deferred tax assets in the periods in which they become deductible, management has established a valuation allowance against its net deferred tax assets as of March 27, 2010 and March 28, 2009.

The Company files U.S. Federal and California state tax returns.  The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2007 for Federal purposes and fiscal year 2006 for California purposes, except in certain limited circumstances.  The Company does not have any tax audits or other issues pending.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(In thousands)	Fiscal Year 2010	Fiscal Year 2009
Balance as of March 28, 2009	$190,000	$297,000
Additions based on current year tax positions	100,000	70,000
Reductions for prior year tax positions and lapses of applicable statute	(170,000)	(177,000)
Balance as of March 27, 2010	$120,000	$190,000

The total amount of interest and penalties related to unrecognized tax benefits at March 27, 2010 is not material.  The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material.  The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

8           Stock Options and Employee Benefit Plans

Stock Option Plans   The Company established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, each of which provide for the granting of options for up to 700,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company.  Options granted vest in one or more installments through 2012 and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment.  Options granted to employees shall not have terms in excess of 10 years from the grant date.  Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan.  As of March 27, 2010, no SAR’s have been granted under the option plan.  As of March 27, 2010, the total number of shares of common stock available for issuance is 342,475 under the 2000 and 2005 stock option plans.  All outstanding options have a term of five years.

A summary of the changes in stock options outstanding for the years ended March 27, 2010 and March 28, 2009 is presented below:
		Weighted	Weighted Average	Average
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 29, 2008	851,650	$2.04	3.1	$	---
Granted	146,500	1.17
Exercised	---	---
Forfeited / Expired	227,250	1.96
Outstanding at March 28, 2009	770,900	$1.90	2.7	$	---
Granted	320,500	2.07
Exercised	67,373	1.85
Forfeited / Expired	133,000	2.46
Outstanding at March 27, 2010	891,027	$1.88	3.0	$	---

Exercisable at March 27, 2010	336,928	$1.87	1.8	$	---

As of March 27, 2010, there was $519,836 of total unrecognized compensation cost related to nonvested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.18 years.  There were 153,099 options vested during the year ended March 27, 2010.  The total fair value of options vested during the year ended March 27, 2010 was $173,659.  Cash received from stock option exercises for the year ended March 27, 2010 was $124,000.

Following is a summary of stock option activity:
	Options	Options	Weighted Average
	Exercisable	Outstanding	Fair Value
Outstanding at March 29, 2008	338,726	851,650	$2.04
Exercised		---	---
Forfeited		(227,250)	1.96
Granted		146,500	1.17
Outstanding at March 28, 2009	369,577	770,900	$1.90
Exercised		(67,373)	1.85
Forfeited		(133,000)	2.46
Granted		320,500	2.07
Outstanding at March 27, 2010	336,928	891,027	$1.88

Employee Stock Purchase Plan   This plan expired in September 2006 and is no longer available.

401(k) Plans   The Company has established 401(k) plans which cover substantially all employees.  Participants may make voluntary contributions to the plans for up to 100% of their defined compensation.  The Company matches a percentage of the participant’s contributions in accordance with the plan.  Participants vest ratably in Company contributions over a four-year period.  Company contributions to the plans for fiscal 2010 and 2009 were approximately $15,000 and $2,000, respectively.

9           Commitments

The Company leases a 47,300 square foot facility located in San Ramon, California, under a twelve-year lease that commenced in April 1994, which was amended on April 1, 2010 and now expires December 31, 2016.  The amendment resulted in a reduction of monthly lease costs.  The Company leases a 33,400 square foot facility located in Santa Rosa, California, under a twenty-year lease that commenced in July 1993 and was amended in April 2003, to now expire May 31, 2013.

The property located in Fremont, California with approximately 18,700 square feet was previously occupied by ASCOR. As of June 30, 2009, our Fremont facility lease obligation has terminated.

These facilities accommodate all of the Company’s present operations.  The Company also leases other equipment under operating leases.

Total future minimum lease payments under these leases amount to approximately $5,180,000.

Fiscal year (Dollars in thousands)
2011	$652
2012	978
2013	1,000
2014	696
2015	654
Thereafter	1,200
Total	$5,180

The aggregate rental expense was $968,000 and $1,109,000 in fiscal 2010 and 2009, respectively.

The Company leases equipment under capital leases that expire through October 2011.  The future minimum lease payments under these leases amount to approximately $93,000.

The Company is committed to purchase certain inventory under non-cancelable purchase orders.  As of March 27, 2010, total non–cancelable purchase orders were approximately $860,000 through fiscal 2011 and $112,000 beyond fiscal 2011 and were scheduled to be delivered to the Company at various dates through April 2012.

10           Warranty Obligations

The Company records a liability for estimated warranty obligations at the date products are sold.  Adjustments are made as new information becomes available.  The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

(Dollars in thousands)	March 27, 2010	March 28, 2009
Balance at beginning of period	$177	$190
Provision, net	84	179
Warranty costs incurred	(122)	(192)
Balance at end of period	$139	$177

11           Line of Credit

The Company has a secured revolving line of credit with a financial institution for a total borrowing capacity of $1,500,000.  The maximum amount that can be borrowed is limited to 80% of trade receivables.  Interest is payable at prime plus 1%.  The Company is required to comply with certain financial covenants under the arrangement.  The Company has re-negotiated a new line of credit effective June 16, 2009, which expires on June 15, 2010.  At March 27, 2010, the Company is in compliance with the covenants relating to the line of credit.  At March 27, 2010 and March 28, 2009, there was no balance outstanding on the line of credit.

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

The Board of Directors and Shareholders
Giga-tronics Incorporated

We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated (the “Company”) as of March 27, 2010 and March 28, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated as of March 27, 2010 and March 28, 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not required or engaged to examine the effectiveness of the Company’s internal control over financial reporting as of March 27, 2010, and accordingly, we do not express an opinion thereon.

/s/ Perry-Smith LLP

San Francisco, California
May 24, 2010

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 27, 2010, of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective, as of March 27, 2010.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 27, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

Based on this assessment, management concluded that, as of March 27, 2010, the Company's internal control over financial reporting was effective based on those criteria.

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

Changes in internal controls

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended March 27, 2010 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10.  DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders, incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set for the under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders, incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders, incorporated herein by reference.  Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2010 Annual Meeting of Shareholders, incorporated herein by reference.   This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 2010.

ITEM 13.  CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the Proxy Statement under the section captioned “Appointment of Independent Registered Accounting Firm” is incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 27, 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of Giga-tronics Incorporated and subsidiaries and the related independent registered public accounting firm are filed herewith:

1.
Financial Statements.  See Index to Financial Statements on page 21.  The financial statements and Report of Independent Registered Public Accounting Firm are included in Item 8 are filed as part of this report.

2.	Exhibits. The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

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

/s/ GARRETT A. GARRETTSON	Chairman of the Board	5/24/2010
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	5/25/2010
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ PATRICK J. LAWLOR	Vice President, Finance/	5/25/2010
Patrick J. Lawlor	Chief Financial Officer & Secretary	Date
(Principal Financial Officer)

/s/ GEORGE H. BRUNS, JR.	Director	5/25/2010
George H. Bruns, Jr.		Date

/s/ JAMES A. COLE	Director	5/24/2010
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	5/25/2010
Kenneth A. Harvey		Date

/s/ ROBERT C. WILSON	Director	5/24/2010
Robert C. Wilson		Date

The following exhibits are filed by reference or herewith as a part of this report:

Index To Exhibits

3.1		Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-KSB for the fiscal year ended March 27, 1999 and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Giga-tronics Incorporated, as amended on March 7, 2008, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 29, 2008, and incorporated herein by reference.

10.1		Standard form Indemnification Agreement for Directors and Officers. (See page 41 of this Annual Report on Form 10-K.)

10.2
First Amendment to Office Lease Agreement between Giga-tronics Incorporated and VIF/ZKS Norris Tech Center, LLC, for 4650 Norris Canyon Road, San Ramon, CA, dated March 29, 2010. (See page 46 of this Annual Report on Form 10-K.)

10.3		2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference. *

10.4		2005 Equity Incentive Plan incorporated herein by reference to Attachment A of the Registrant’s Proxy Statement filed July 21, 2005. *

21		Significant Subsidiaries. (See page 55 of this Annual Report on Form 10-K.)

23.1		Consent of Independent Registered Public Accounting Firm, Perry-Smith LLP. (See page 56 of this Annual Report on Form 10-K.)

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 57 of this Annual Report on Form 10-K.)

31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 58 of this Annual Report on Form 10-K.)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 59 of this Annual Report on Form 10-K.)

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 60 of this Annual Report on Form 10-K.)

	*	Management contract or compensatory plan or arrangement.