Form 10-Q
period 2010-06-26
GIGA TRONICS INC
filed 2010-08-09
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 26, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  [ X ]   No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes   [   ]    No  [ X ]

There were a total of 4,912,019 shares of the Registrant’s Common Stock outstanding as of August 9, 2010.

Part I – Financial Information

Item 1  -  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
(In thousands except share data)	June 26, 2010	March 27, 2010
Assets
Current assets
Cash and cash-equivalents	$3,235	$3,074
Trade accounts receivable, net of allowance
of $97 and $95, respectively	3,441	4,332
Inventories, net	5,785	5,803
Prepaid expenses and other current assets	412	383
Deferred income tax	1,949	---
Total current assets	14,822	13,592

Property and equipment, net	351	311
Deferred income tax – Long term	11,620	---
Other assets	16	16
Total assets	$26,809	$13,919

Liabilities and shareholders' equity
Current liabilities
Accounts payable	788	881
Accrued commission	164	227
Accrued payroll and benefits	634	698
Accrued warranty	121	139
Deferred revenue	2,018	2,682
Deferred rent	96	---
Capital lease obligation	43	57
Other current liabilities	151	225
Total current liabilities	4,015	4,909
Long term obligations - Deferred rent	78	31
Long term obligations - Capital lease	33	36
Total liabilities	4,126	4,976
Commitments and contingencies
Shareholders' equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding
at June 26, 2010 and March 27, 2010	---	---
Common stock of no par value;
Authorized 40,000,000 shares; 4,912,019 shares at June 26, 2010
and 4,891,394 shares at March 27, 2010 issued and outstanding	14,094	13,979
Accumulated earnings (deficit)	8,589	(5,036)
Total shareholders' equity	22,683	8,943
Total liabilities and shareholders' equity	$26,809	$13,919

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended
(In thousands except per-share data)	June 26, 2010	June 27, 2009
Net sales	$4,701	$4,469
Cost of sales	2,768	2,355
Gross profit	1,933	2,114

Engineering	485	381
Selling, general and administrative	1,391	1,394
Total operating expenses	1,876	1,775

Operating income	57	339

Other expense, net	---	(1)
Interest expense, net	(1)	(3)
Income before income taxes	56	335
(Benefit) provision for income taxes	(13,569)	2
Net income	$13,625	$333

Earnings per share - basic	$2.78	$0.07
Earnings per share - diluted	$2.73	$0.07

Shares used in per share calculation:
Basic	4,901	4,824
Diluted	5,000	4,826

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended
(In thousands)	June 26, 2010	June 27, 2009
Cash flows from operations:
Net income	$13,625	$333
Adjustments to reconcile net income to net cash
provided by (used in) operations:
Depreciation and amortization	36	38
Loss on sale of fixed asset	---	1
Deferred income taxes	(13,569)	---
Share based compensation	76	37
Change in deferred rent	143	(75)
Changes in operating assets and liabilities	(96)	(797)
Net cash provided by (used in) operations	215	(463)

Cash flows from investing activities:
Purchases of property and equipment	(76)	---
Net cash used in investing activities	(76)	---

Cash flows from financing activities:
Issuance of common stock	39	---
Proceeds from line of credit	---	500
Principal payments on capital lease	(17)	(4)
Net cash provided by financing activities	22	496

Increase in cash and cash equivalents	161	33

Beginning cash and cash equivalents	3,074	1,518
Ending cash and cash equivalents	$3,235	$1,551

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	---	4

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 27, 2010.

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

(2)           Revenue Recognition

The Company records revenue when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is assured. This occurs when products are shipped or the customer accepts title transfer.  If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.

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

(3)           Inventories

Inventories consist of the following:

(In thousands)	June 26, 2010	March 27, 2010
Raw materials	$3,466	$3,337
Work-in-progress	1,658	1,930
Finished goods	214	128
Demonstration inventory	447	408
Total	$5,785	$5,803

(4)   Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period.  Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method.  Certain options are considered antidilutive because the options' exercise prices were above the average market price during the period.  The shares used in per share computations are as follows:

	Three Months Ended
(In thousands except per-share data)	June 26, 2010	June 27, 2009
Net income	$13,625	$333

Weighted average:
Common shares outstanding	4,901	4,824
Potential common shares	99	2
Common shares assuming dilution	5,000	4,826

Net income per share of common stock	$2.78	$0.07
Net income per share of common stock assuming dilution	$2.73	$0.07
Stock options not included in computation	644	757

The number of stock options not included in the computation of diluted EPS for the three month periods ended June 26, 2010 and June 27, 2009 reflect stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.  The weighted average exercise price of excluded options was $2.13 and $1.91 as of June 26, 2010 and June 27, 2009 respectively.

(5)            Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, each of which provided for the granting of options for up to 700,000 shares of Common Stock.  The Company accounts for share based compensation in accordance with GAAP which requires compensation cost to be recorded at fair value over the requisite service period.  There were 135,000 options granted in the first quarter of fiscal 2011 and 5,000 options granted in the first quarter of fiscal 2010.  The weighted average grant date fair value was $1.84 and $0.84, respectively.  There were 60,000 restricted stock awards granted in the first quarter of fiscal 2011 and no restricted stock awards granted in the first quarter of fiscal 2010.  The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.  The restricted stock awards are performance-based and one-third will vest annually through 2013 only if certain sales and profit goals are achieved by the Company.  The weighted average grant date fair value of awards granted during the three months ended June 26, 2010 was $2.40.  Compensation cost totaling $2,000 was recognized in operating results for restricted stock awards during the three months ended June 26, 2010.  No compensation cost was recognized for restricted stock awards during the three months ended June 27, 2009.

Cash flows resulting from the tax benefits derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activities in the statement of cash flows.  These excess tax benefits were not significant for the Company for each of the three months ended June 26, 2010 and June 27, 2009.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended
	June 26, 2010	June 27, 2009
Dividend yield	None	None
Expected volatility	100.00%	97.45%
Rish-free interest rate	1.27%	1.39%
Expected term (years)	3.29	3.75

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

A summary of the changes in stock options outstanding for the three month period ended June 26, 2010 and the year ended March 27, 2010 is as follows:

		Weighted	Weighted Average	Average
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 28, 2009	770,900	$1.90	2.7	$2,795
Granted	320,500	2.07
Exercised	67,373	1.85
Forfeited / Expired	133,000	2.46
Outstanding at March 27, 2010	891,027	$1.88	3.0	$346,707
Granted	195,000	1.66
Exercised	20,625	1.91
Forfeited / Expired	125	1.42
Outstanding at June 26, 2010	1,065,277	$1.84	3.0	$699,941

Exercisable at June 26, 2010	340,053	$1.88	1.6	$214,665

As of June 26, 2010, there was $661,000 of total unrecognized compensation cost related to non-vested options granted under the plan.  That cost is expected to be recognized over a weighted average period of 1.32 years.  There were 23,750 options that vested during the quarter ended June 26, 2010.  There were 22,500 options that vested during the quarter ended June 27, 2009.  The total fair value of options vested during each of the quarters ended June 26, 2010 and June 27, 2009 was $26,000 and $25,000, respectively.  Cash received from the exercise of stock options for the three month period ended June 26, 2010 was $39,000.  No cash was received from stock option exercises for the three month period ended June 27, 2009.  Share based compensation cost recognized in operating results for the three months ended June 26, 2010 and June 27, 2009 totaled $76,000 and $37,000, respectively.

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

The tables below present information for the three month periods ended June 26, 2010 and June 27, 2009.

June 26, 2010 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Net sales	$2,345	$2,356	$4,701
Net (loss) income	13,369	256	13,625
Assets	20,543	6,266	26,809

June 27, 2009 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Net sales	$2,536	$1,933	$4,469
Net (loss) income	(265)	598	333
Assets	6,994	4,628	11,622

(7)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended
(In thousands)	June 26, 2010	June 27, 2009
Balance at beginning of period	$139	$177
Provision, net	25	11
Warranty costs incurred	(43)	(10)
Balance at end of period	$121	$178

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

The Company’s tax benefit for the three months ending June 26, 2010 was $13,569,000.  The difference in the actual tax benefit and the expected tax provision using the statutory tax rate was due to the reversal of the valuation allowance against the deferred tax assets.  The effective tax rate for the three months ending June 30, 2009 was 0% due to a valuation allowance recorded against the net deferred tax asset balance.  During the first quarter of 2011, the Company performed an analysis of the need for a valuation allowance, and management determined that it was more likely than not that the deferred tax assets would be realized in the future.  Accordingly, the valuation allowance has been removed and a deferred tax benefit of $13,569,000 was recognized on the Consolidated Statement of Income during the three months ended June 26, 2010.

As of June 26, 2010, the Company recorded unrecognized tax benefits of approximately $799,000 related to uncertain tax positions.  The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet.  The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits due to the existence of net operating losses.  The Company is not currently undergoing any audits by the tax authorities and does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(9)         Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements.  The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Vendors often provide multiple products or services to their customers.  Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities.  Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  Management is currently assessing the impact this Update will have on the Company’s financial condition, operations and cash flows.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition-Milestone Method.  The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases or achieving a specific result from the research or development efforts.  An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method.  The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  Management is currently assessing the impact this Update will have on the Company’s financial condition, operations and cash flows.

Item 2  -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 27, 2010 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In the first quarter of fiscal year 2011, the Company consisted of two operating and reporting segments: Giga-tronics Division and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  The Company has seen an increase in defense orders for the first quarter of fiscal 2011 versus the first quarter of fiscal 2010.  Commercial orders are slightly down for the quarter ended June 26, 2010 as compared to the quarter ended June 27, 2009.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	% change
Giga-tronics Division	$2,943	$2,202	34%
Microsource	136	331	(59%)
Total	$3,079	$2,533	22%

New orders received in the first quarter of fiscal 2011 increased by 22% to $3,079,000 from the $2,533,000 received in the first quarter of fiscal 2010.  New orders at Giga-tronics Division increased primarily due to an increase in new military orders.  Orders at Microsource decreased primarily due to a decrease in commercial demand for its products.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	% change
Backlog of unfilled orders	$6,874	$7,169	(4%)
Backlog of unfilled orders
shippable within one year	6,349	5,724	11%
Previous fiscal year end (FYE)
long term backlog reclassified
during year as shippable
within one year	174	(174)	(200%)
Net cancellations during year of
previous FYE one-year backlog	---	365	---

Backlog at the end of the first quarter of fiscal 2011 decreased 4% as compared to the end of the same period last year.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	% change
Giga-tronics Division	$2,345	$2,536	(8%)
Microsource	2,356	1,933	22%
Total	$4,701	$4,469	5%

Fiscal 2011 first quarter net sales were $4,701,000, a 5% increase from the $4,469,000 in the first quarter of fiscal 2010.  Sales at Giga-tronics Division decreased 8% or $191,000 primarily due to a decrease in military shipments of its products.  Sales at Microsource increased 22% or $423,000 during the first quarter of fiscal 2011 versus the first quarter of fiscal 2010 primarily due to an increase in military shipments.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	% change
Cost of sales	$2,768	$2,355	18%

Cost of sales as a percentage of sales increased by 6.2% for the first quarter of fiscal 2011 to 58.9% compared to 52.7% from the first quarter of fiscal 2010 due to a change in product mix.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	% change
Engineering	$485	$381	27%
Selling, general and administrative	1,391	1,394	0%
Total	$1,876	$1,775	6%

Operating expenses increased 6% or $101,000 in the first quarter of fiscal 2011 over fiscal 2010 due to an increase of $104,000 in product development expenses, offset by a decrease of $3,000 in selling, general and administrative expense.  The increase in product development expenses is due to lower customer funded projects.

Giga-tronics recorded a net profit of $13,625,000 or $2.73 per fully diluted share for the first quarter of fiscal 2011 versus a net profit of $333,000 or $0.07 per fully diluted share in the same period last year. A tax benefit of $13,569,000 was recorded for the first quarter of fiscal 2011 versus a $2,000 provision for income taxes for the first quarter of fiscal 2010.

The following provides a reconciliation of GAAP to non-GAAP net income.

	Three Months Ended
(In thousands except per-share data)	June 26, 2010	June 27, 2009
Net income as reported	$13,625	$333
Share based compensation	46	37
Net income non-GAAP	$13,671	$370

Basic earnings per share as reported	$2.78	$0.07
Impact of share based compensation on earnings per share	0.01	0.01
Basic earnings per share non-GAAP	$2.79	$0.08

Diluted earnings per share as reported	$2.73	$0.07
Impact of share based compensation on earnings per share	0.00	0.01
Diluted earnings per share non-GAAP	$2.73	$0.08

Shares used in per share calculation:
Basic	4,901	4,824
Diluted	5,000	4,826

Non-GAAP net income, which excludes share based compensation, for the three month period ended June 26, 2010 would have been $46,000 higher or $13,671,000.  Non-GAAP basic earnings per share would have been $2.79 compared to $2.78 as reported.  Non-GAAP diluted earnings per share would have been $2.73 compared to $2.73 as reported.  For the same period last year, the Company’s non-GAAP net income would have been $37,000 higher or $370,000 and the basic and diluted earnings per share would have been $0.08 compared to $0.07 as reported.  Management has included this information as this expense is a non-cash item with no net equity impact.

Deferred Tax Assets

Deferred tax assets are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has reviewed all available evidence (both positive and negative) as described in Accounting Standards Codification 740.  The Company has demonstrated consistent pre-tax book income for the past seven quarters and does not have cumulative losses over the past three years.  The Company’s FY 2011 Budget and Strategic Plans for FY 2012 and FY 2013 are all forecasted to be profitable.  The Company continues to maintain a two year backlog of orders for its YIG (Yttrium, Iron, Garnet) filters and projects continued orders.    Its legacy Model 8003 precision scalar analyzer continues to receive orders from the U.S. Navy one of which was booked for $1.1 million in the first quarter.  The Company is now serving a new market in the consumer wireless handheld telecommunication market with its high volume production automation switch for which it received several small orders in the first quarter which is expected to lead to much larger orders in the future.  The Company has entered the semiconductor market with its new integrated switch product for testing thin-film memory storage components.  The Test and Measurement market is forecasted to grow at the rate of 4% per year, per industry forecasting experts.  The Company has no known contingencies or unsettled circumstances.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes the Company is more likely than not to realize benefits of these deductible differences.  Management has, therefore, reversed the valuation allowance against its deferred tax assets, resulting in an income tax benefit of $13,569,000 for the three month period ended June 26, 2010.  Gross unrecognized tax benefit changed from $120,000 at March 27, 2010 to approximately $799,000 at June 26, 2010 due to additional amounts established for Federal and California tax credits.

Financial Condition and Liquidity

As of June 26, 2010, Giga-tronics had $3,235,000 in cash and cash equivalents, compared to $3,074,000 as of March 27, 2010.

Working capital at June 26, 2010 was $10,807,000 compared to $8,683,000 at March 27, 2010.  The increase in working capital was primarily due to the addition of the current portion of deferred income taxes plus a decrease in deferred revenue as a result of shipping finished goods to the customer.

The Company’s current ratio (current assets divided by current liabilities) at June 26, 2010 was 3.69 compared to 2.77 on March 27, 2010.

Cash provided by operations amounted to $215,000 in the first quarter of fiscal 2011.  Cash used in operations amounted to $463,000 in the first quarter of fiscal 2010.  Cash provided by operations in the first quarter of fiscal 2011 is primarily attributed to a decrease in rent payments due to credits from the landlord.  Cash used in operations in the first quarter of fiscal 2010 is primarily attributed to an increase in inventory partially offset by the operating profit.

Additions to property and equipment were $76,000 in the first quarter of 2011.  There were no additions for the same period last year. The capital equipment spending in fiscal 2011 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

On June 15, 2010, the Company renewed its secured revolving line of credit for $1,500,000, with interest payable at prime rate plus 1%.  The borrowing under this line of credit is based on the Company’s accounts receivable and is secured by all of the assets of the Company.  The Company was in compliance with all required covenants at June 26, 2010.  At June 26, 2010 there was no balance on the line of credit.  However, the Company did borrow $500,000 at June 27, 2009.

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

As of June 26, 2010, Giga-tronics has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

There has been no material change in the risk factors disclosed in the registrant’s Annual Report of Form 10-K for the fiscal year ended March 27, 2010.

Item 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3  -  Defaults Upon Senior Securities

None.

Item 4  -  Submission of Matters to a Vote of Security Holders

None.

Item 5  -  Other Information

None.

Item 6  -  Exhibits

10.1   Severance Agreement for CEO
10.2   Severance Agreement for CFO
10.3   Severance Agreement for Vice President, Sales & Marketing
10.4   Severance Agreement for CTO
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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 09, 2010	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 09, 2010	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)