Form 10-Q
period 2010-09-25
GIGA TRONICS INC
filed 2010-11-05
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 25, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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
Yes   [   ]    No  [ X ]

There were a total of 4,960,152 shares of the Registrant’s Common Stock outstanding as of November 4, 2010.

Part I – Financial Information

Item 1  -  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share data)	September 25, 2010	March 27, 2010
Assets
Current assets
Cash and cash-equivalents	$3,529	$3,074
Trade accounts receivable, net of allowance
of $215 and $95, respectively	2,593	4,332
Inventories, net	5,574	5,803
Prepaid expenses and other current assets	319	383
Deferred income tax	2,046	-
Total current assets	14,061	13,592

Property and equipment, net	599	311
Deferred income tax - Long term	11,620	-
Other assets	16	16
Total assets	$26,296	$13,919

Liabilities and shareholders' equity
Current liabilities
Accounts payable	817	881
Accrued commission	189	227
Accrued payroll and benefits	419	698
Accrued warranty	126	139
Deferred revenue	1,497	2,682
Deferred rent	144	-
Capital lease obligation	93	57
Other current liabilities	120	225
Total current liabilities	3,405	4,909
Long term obligations - Deferred rent	155	31
Long term obligations - Capital lease	66	36
Total liabilities	3,626	4,976
Commitments
Shareholders' equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding
at September 25, 2010 and March 27, 2010	-	-
Common stock of no par value;
Authorized 40,000,000 shares; 4,915,152 shares at September 25, 2010
and 4,891,394 shares at March 27, 2010 issued and outstanding	14,159	13,979
Retained earnings (accumulated deficit)	8,511	(5,036)
Total shareholders' equity	22,670	8,943
Total liabilities and shareholders' equity	$26,296	$13,919

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands except per-share data)	2010	2009	2010	2009
Net sales	$4,749	$4,623	$9,450	$9,092
Cost of sales	2,839	2,510	5,607	4,865
Gross profit	1,910	2,113	3,843	4,227

Engineering	564	363	1,049	744
Selling, general and administrative	1,522	1,371	2,913	2,765
Total operating expenses	2,086	1,734	3,962	3,509

Operating (loss) income	(176)	379	(119)	718

Other expense, net	-	-	-	(1)
Interest income (expense), net	1	(6)	-	(9)
(Loss) income before income taxes	(175)	373	(119)	708
(Benefit) provision for income taxes	(97)	-	(13,666)	2
Net (loss) income	$(78)	$373	$13,547	$706

(Loss) earnings per share - basic	$(0.02)	$0.08	$2.76	$0.15
(Loss) earnings per share - diluted	$(0.02)	$0.08	$2.71	$0.15

Shares used in per share calculation:
Basic	4,913	4,828	4,907	4,826
Diluted	4,913	4,844	5,002	4,829

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(In thousands)	September 25, 2010	September 26, 2009
Cash flows from operations:
Net income	$13,547	$706
Adjustments to reconcile net income to net cash
provided by (used in) operations:
Depreciation and amortization	71	73
Loss on sale of fixed asset	-	1
Deferred income taxes	(13,666)	-
Share based compensation	136	80
Change in deferred rent	268	(106)
Changes in operating assets and liabilities	348	(1,427)
Net cash provided by (used in) operations	704	(673)

Cash flows from investing activities:
Purchases of property and equipment	(359)	(4)
Net cash used in investing activities	(359)	(4)

Cash flows from financing activities:
Issuance of common stock	44	12
Proceeds from line of credit	-	500
Proceeds (payments) on capital lease	66	(8)
Net cash provided by financing activities	110	504

Increase (decrease) in cash and cash equivalents	455	(173)

Beginning cash and cash equivalents	3,074	1,518
Ending cash and cash equivalents	$3,529	$1,345

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	1	11

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

(2)   Revenue Recognition

The Company records revenue when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is assured. This occurs when products are shipped or the customer accepts title transfer.  If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.  On certain large development contracts, revenue is recognized upon achievement of substantive milestones.  Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

a. It is commensurate with either of the following:
    1. The Company’s performance to achieve the milestone.
    2. The enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company's performance to achieve the milestone.
b. It relates solely to past performance.
c. It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review.

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

(3)   Inventories

Inventories consist of the following:

(In thousands)	September 25, 2010	March 27, 2010
Raw materials	$3,413	$3,337
Work-in-progress	1,528	1,930
Finished goods	196	128
Demonstration inventory	437	408
Total	$5,574	$5,803

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

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands except per-share data)	2010	2009	2010	2009
Net (loss) income	$(78)	$373	$13,547	$706

Weighted average:
Common shares outstanding	4,913	4,828	4,907	4,826
Potential common shares	-	16	95	3
Common shares assuming dilution	4,913	4,844	5,002	4,829

Net (loss) income per share of common stock	$(0.02)	$0.08	$2.76	$0.15
Net (loss) income per share of common stock
assuming dilution	$(0.02)	$0.08	$2.71	$0.15
Stock options not included in computation	1,067	703	607	942

The number of stock options not included in the computation of diluted EPS for the three month period ended September 25, 2010 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive.  The number of stock options not included in the computation of diluted EPS for the three month period ended September 26, 2009 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.

The number of stock options not included in the computation of diluted EPS for the six month periods ended September 25, 2010 and September 26, 2009 reflect stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.  The weighted average exercise price of excluded options was $2.23 and $1.93 as of September 25, 2010 and September 26, 2009 respectively.

(5)   Share Based Compensation

The Company’s 2000 Stock Option Plan is no longer available to issue stock options.  The Company’s 2005 Equity Incentive Plan now provides for the granting of options and restricted stock up to 1,400,000 shares of Common Stock.  The Company accounts for share based compensation in accordance with GAAP which requires compensation cost to be recorded at fair value over the requisite service period.  There were 135,000 options granted in the first half of fiscal 2011 and 198,500 options granted in the first half of fiscal 2010.  The weighted average grant date fair value was $1.59 and $1.26, respectively.  There were 90,000 restricted stock awards granted in the first half of fiscal 2011 and no restricted stock awards granted in the first half of fiscal 2010.  The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.  The restricted stock awards are performance-based and one-third will vest annually through 2013 only if certain sales and profit goals are achieved by the Company.  The weighted average grant date fair value of awards granted during the six months ended September 25, 2010 was $2.34.  No compensation cost was recognized for restricted stock awards during the three and six months ended September 25, 2010 and September 26, 2009.

Cash flows resulting from the tax benefits derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activities in the statement of cash flows.  These excess tax benefits were not significant for the Company for each of the three and six months ended September 25, 2010 and September 26, 2009.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Dividend yield	None	None	None	None
Expected volatility	107.14%	95.07%	101.29%	95.13%
Risk-free interest rate	0.29%	1.55%	1.14%	1.55%
Expected term (years)	2.25	3.75	3.15	3.75

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

A summary of the changes in stock options outstanding for the three month period ended September 25, 2010 and the year ended March 27, 2010 is as follows:

		Weighted	Weighted Average	Average
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 28, 2009	747,900	$1.91	2.7	$2,795
Granted	320,500	2.07
Exercised	67,373	1.85
Forfeited / Expired	133,000	2.46
Outstanding at March 27, 2010	868,027	$1.89	3.0	$332,127
Granted	225,000	1.44
Exercised	23,758	1.84
Forfeited / Expired	2,625	2.15
Outstanding at September 25, 2010	1,066,644	$1.79	2.8	$556,556

Exercisable at September 25, 2010	424,519	$1.83	1.7	$211,309

As of September 25, 2010, there was $472,000 of total unrecognized compensation cost related to non-vested options granted under the plan.  That cost is expected to be recognized over a weighted average period of 1.25 years.  There were 106,099 options that vested during the quarter ended September 25, 2010.  There were 59,800 options that vested during the quarter ended September 26, 2009.  The total fair value of options vested during each of the quarters ended September 25, 2010 and September 26, 2009 was $111,000 and $50,500, respectively.  Cash received from the exercise of stock options for the six month period ended September 25, 2010 and September 26, 2009 were $44,000 and $12,000, respectively.  The after-tax share based compensation cost recognized during the three months ended September 25, 2010 and September 26, 2009 totaled $36,000 and $44,000, respectively.  The after-tax share based compensation cost recognized during the six months ended September 25, 2010 and September 26, 2009 totaled $82,000 and $80,000, respectively.

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

The tables below present information for the three and six month periods ended September 25, 2010 and September 26, 2009.

	Three Months Ended			Three Months Ended
(In thousands)	September 25, 2010			September 26, 2009
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$20,396	$2,703	$2	$7,141	$3,205	$231
Microsource	5,900	2,046	(80)	4,570	1,418	142
Total	$26,296	$4,749	$(78)	$11,711	$4,623	$373

	Six Months Ended			Six Months Ended
(In thousands)	September 25, 2010			September 26, 2009
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$20,396	$5,048	$13,371	$7,141	$5,741	$(34)
Microsource	5,900	4,402	176	4,570	3,351	740
Total	$26,296	$9,450	$13,547	$11,711	$9,092	$706

(7)   Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$121	$178	$139	$177
Provision, net	32	40	57	51
Warranty costs incurred	(27)	(41)	(70)	(51)
Balance at end of period	$126	$177	$126	$177

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

The Company’s tax benefit for the six months ending September 25, 2010 was $13,666,000.  The effective tax rate for the six months ending September 30, 2009 was 0% due to a valuation allowance recorded against the net deferred tax asset balance.  During the first quarter of 2011, the Company performed an analysis of the need for a valuation allowance, and management determined that it was more likely than not that the deferred tax assets would be realized in the future.  Accordingly, the valuation allowance has been removed and a deferred tax benefit of $13,569,000 was recognized on the Consolidated Statement of Operations during the three months ended June 26, 2010.

As of September 25, 2010, the Company recorded unrecognized tax benefits of $799,000 related to uncertain tax positions.  The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet.  The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.  The Company is not currently undergoing any audits by the tax authorities and does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

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

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to “future orders” and those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 27, 2010 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In the first half of fiscal year 2011, the Company consisted of two operating and reporting segments: Giga-tronics Division and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  The Company has seen a decrease in defense and commercial orders for the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010.  The Company has seen a decrease primarily in commercial orders for the first half of fiscal 2011 versus the same period last year.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% change
Giga-tronics Division	$1,890	$4,421	(57%)
Microsource	1,720	429	301%
Total	$3,610	$4,850	(26%)

	Six Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% change
Giga-tronics Division	$4,833	$6,623	(27%)
Microsource	1,856	760	144%
Total	$6,689	$7,383	(9%)

New orders received in the second quarter of fiscal 2011 decreased by 26% to $3,610,000 from the $4,850,000 received in the second quarter of fiscal 2010.  New orders received in the first half of fiscal 2010 decreased 9% to $6,689,000 from the $7,383,000 received in the first half of fiscal 2010.  Orders at Giga-tronics Division decreased for the three and six month periods ended September 25, 2010 primarily due to delayed new military orders for switches and to a lesser extent signal generators, whereas orders at Microsource increased for the three and six month periods ended September 25, 2010 primarily due to an increase in military demand for its products.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% change
Backlog of unfilled orders	$5,735	$7,396	(22%)
Backlog of unfilled orders
shippable within one year	4,526	6,980	(35%)
Previous fiscal year end (FYE)
long term backlog reclassified
during year as shippable
within one year	494	1,029	(52%)
Net cancellations during year of
previous FYE one-year backlog	-	-	0%

Backlog at the end of the second quarter of fiscal 2011 decreased 22% as compared to the end of the same period last year.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% change
Giga-tronics Division	$2,703	$3,205	(16%)
Microsource	2,046	1,418	44%
Total	$4,749	$4,623	3%

	Six Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% change
Giga-tronics Division	$5,048	$5,741	(12%)
Microsource	4,402	3,351	31%
Total	$9,450	$9,092	4%

Net sales in the second quarter of fiscal 2011 were $4,749,000, a 3% increase from the $4,623,000 in the second quarter of fiscal 2010.  Net sales in the first half of fiscal 2011 increased 4% to $9,450,000 from the $9,092,000 in the first half of fiscal 2010.  Sales at Giga-tronics Division decreased for the three and six month periods ended September 25, 2010 primarily due to a decrease in military shipments whereas shipments at Microsource increased for the three and six month periods ended September 25, 2010 primarily due to an increase in military demand for its products.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% change
Cost of sales	$2,839	$2,510	13%

	Six Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% change
Cost of sales	$5,607	$4,865	15%

Cost of sales as a percentage of sales increased by 5.5% for the second quarter of fiscal 2011 to 59.8% compared to 54.3% for the second quarter of fiscal 2010 due to moving into the production phase of the RFTF development project in addition to abnormally high cost on two switch orders which pulled down the overall switch product line margin by 14%.

Cost of sales as a percentage of sales increased by 5.8% for the first half of fiscal 2011 to 59.3% compared to 53.5% from the first half of fiscal 2010 due to the same reason as above plus a return of some of instrument demo product which was initially sold at 100% margin.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% change
Engineering	$564	$363	55%
Selling, general and administrative	1,522	1,371	11%
Total	$2,086	$1,734	20%

	Six Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% change
Engineering	$1,049	$744	41%
Selling, general and administrative	2,913	2,765	5%
Total	$3,962	$3,509	13%

Operating expenses increased 20% or $352,000 in the second quarter of fiscal 2011 over fiscal 2010 due to an increase of $201,000 in product development expenses and an increase of $151,000 in selling, general and administrative expense.  The increase in product development expenses is due to lower customer funded projects.  The increase in selling, general and administrative expense is a result of higher marketing of $126,000 and higher administrative expenses of $87,000 offset by a decrease of $62,000 in sales commission expenses.

Operating expenses increased 13% or $453,000 in the first half of fiscal 2011 over fiscal 2010 due to an increase of $305,000 in product development expenses and an increase of $148,000 in selling, general and administrative expense.  The increase in product development expenses is due to lower customer funded projects.  The increase in selling, general and administrative expense is a result of higher marketing of $160,000 and higher administrative expenses of $79,000 offset by a decrease of $91,000 in sales commission expenses.

Giga-tronics recorded a net loss of $78,000 or $0.02 per fully diluted share for the second quarter of fiscal 2011 versus a net profit of $373,000 or $0.08 per fully diluted share in the same period last year. A tax benefit of $97,000 was recorded for the second quarter of fiscal 2011 versus a $2,000 provision for income taxes for the second quarter of fiscal 2010.

The following provides a reconciliation of GAAP to non-GAAP net income.

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
(In thousands except per-share data)	2010	2009	2010	2009
Net (loss) income as reported	$(78)	$373	$13,547	$706
Share based compensation	36	44	82	80
Net income non-GAAP	$(42)	$417	$13,629	$786

Basic (loss) earnings per share as reported	$(0.02)	$0.08	$2.76	$0.15
Impact of share based compensation
on earnings per share	0.01	0.01	0.02	0.02
Basic earnings per share non-GAAP	$(0.01)	$0.09	$2.78	$0.17

Diluted (loss) earnings per share as reported	$(0.02)	$0.08	$2.71	$0.15
Impact of share based compensation
on earnings per share	0.01	0.01	0.02	0.02
Diluted earnings per share non-GAAP	$(0.01)	$0.09	$2.73	$0.17

Shares used in per share calculation:
Basic	4,913	4,828	4,907	4,826
Diluted	4,913	4,844	5,002	4,829

Non-GAAP net loss, which excludes the after-tax effect of share based compensation, for the three month period ended September 25, 2010 would have been $36,000 lower or $42,000.  Non-GAAP basic and diluted loss per share would have been $0.01 compared to a loss of $0.02 as reported.  For the same period last year, the Company’s non-GAAP net income would have been $44,000 higher or $417,000.  Non-GAAP basic and diluted earnings per share would have been $0.09 compared to $0.08 as reported.

Non-GAAP net income, which excludes the after-tax effect of share based compensation, for the six month period ended September 25, 2010 would have been $82,000 higher or $13,629,000.  Non-GAAP basic earnings per share would have been $2.78 compared to $2.76 as reported.  Non-GAAP diluted earnings per share would have been $2.73 compared to $2.71 as reported. For the same period last year, the Company’s non-GAAP net income would have been $80,000 higher or $786,000.  Non-GAAP basic and diluted earnings per share would have been $0.17 compared to $0.15 as reported.

Management has included this information as this expense is a non-cash item with no net equity impact.

Deferred Tax Assets

Deferred tax assets are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations.  The Company has reviewed all available evidence (both positive and negative) as described in Accounting Standards Codification 740.  The Company had demonstrated consistent pre-tax book income for the past seven quarters when the valuation allowance on deferred tax assets was reversed in the first quarter of FY 2011 and does not have cumulative losses over the past three years.  Even with the second quarter pre-tax loss, the Company’s FY 2011 Budget and Strategic Plans for FY 2012 and FY 2013 are all forecasted to be profitable.  The Company continues to maintain a two year backlog of orders for its YIG (Yttrium, Iron, Garnet) filters and currently expects to continue receiving such orders.  Its legacy Model 8003 precision scalar analyzer continues to receive orders from the U.S. Navy one of which was booked for $1.1 million in the first quarter.  The Company is now serving a new market in the consumer wireless handheld telecommunication market with its high volume production automation switch for which it received several small orders in the first quarter which is expected to lead to much larger orders in the future.  The Company has entered the semiconductor market with its new integrated switch product for testing thin-film memory storage components.  The Test and Measurement market is forecasted to grow at the rate of 4% per year, per industry forecasting experts.  The Company has no known contingencies or unsettled circumstances.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes the Company is more likely than not to realize benefits of these deductible differences.  Management has, therefore, reversed the valuation allowance against its deferred tax assets, resulting in an income tax benefit of $13,666,000 for the six month period ended September 25, 2010.  Gross unrecognized tax benefit changed from $120,000 at March 27, 2010 to approximately $799,000 at September 25, 2010 due to additional amounts established for Federal and California tax credits.

Financial Condition and Liquidity

As of September 25, 2010, Giga-tronics had $3,529,000 in cash and cash equivalents, compared to $3,074,000 as of March 27, 2010.

Working capital at September 25, 2010 was $10,656,000 compared to $8,683,000 at March 27, 2010.  The increase in working capital was primarily due to the addition of the current portion of deferred income taxes plus a decrease in deferred revenue as a result of shipping finished goods to the customer partially offset by a reduction in accounts receivable.

The Company’s current ratio (current assets divided by current liabilities) at September 25, 2010 was 4.13 compared to 2.77 on March 27, 2010.

Cash provided by operations amounted to $704,000 for the six month period ended September 25, 2010.  Cash used in operations amounted to $673,000 in the same period of fiscal 2010.  Cash provided by operations in the second quarter of fiscal 2011 is primarily attributed to a decrease in rent payments due to credits from the landlord and collection of accounts receivable.  Cash used in operations in the first half of fiscal 2010 is primarily attributed to increases in accounts receivable and inventory and a decrease in accounts payable partially offset by the operating profit.

Additions to property and equipment were $359,000 in the first half of 2011.  Additions to property and equipment were $4,000 in the first half of 2010.  The capital equipment spending in fiscal 2011 was due to an upgrade of capital equipment.

On June 15, 2010, the Company renewed its secured revolving line of credit for $1,500,000, with interest payable at prime rate plus 1%.  The borrowing under this line of credit is based on the Company’s accounts receivable and is secured by all of the assets of the Company.  The Company was in compliance with all required covenants at September 25, 2010.  At September 25, 2010 there was no balance on the line of credit.  However, the Company did borrow $500,000 at September 26, 2009.

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

As of September 25, 2010, Giga-tronics has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 27, 2010.

Item 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3  -  Defaults Upon Senior Securities

None.

Item 4  -  Submission of Matters to a Vote of Security Holders

[Reserved].

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 4, 2010	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2010	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)