Form 10-Q
period 2010-12-25
GIGA TRONICS INC
filed 2011-02-04
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 25, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583
(Address of principal executive offices)	(Zip Code)

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
Yes  [ X ]   No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes   [   ]    No  [ X ]

There were a total of 4,974,182 shares of the Registrant’s Common Stock outstanding as of February 4, 2011.

Part I - FINANCIAL INFORMATION

 ITEM 1  -  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share data)	December 25, 2010	March 27, 2010
Assets
Current assets
Cash and cash-equivalents	$2,786	$3,074
Trade accounts receivable, net of allowance
of $207 and $95, respectively	3,318	4,332
Inventories, net	5,686	5,803
Prepaid expenses and other current assets	195	383
Deferred income tax	2,017	-
Total current assets	14,002	13,592

Property and equipment, net	566	311
Deferred income tax - long term	11,620	-
Other assets	16	16
Total assets	$26,204	$13,919

Liabilities and shareholders' equity
Current liabilities
Accounts payable	904	881
Accrued commission	99	227
Accrued payroll and benefits	565	698
Accrued warranty	154	139
Deferred revenue	1,037	2,682
Deferred rent	144	-
Capital lease obligation	107	57
Other current liabilities	147	225
Total current liabilities	3,157	4,909
Long term obligations - deferred rent	170	31
Long term obligations - capital lease	24	36
Total liabilities	3,351	4,976
Commitments
Shareholders' equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding
at December 25, 2010 and March 27, 2010	-	-
Common stock of no par value;
Authorized 40,000,000 shares; 4,966,682 shares at December 25, 2010
and 4,891,394 shares at March 27, 2010 issued and outstanding	14,353	13,979
Retained earnings (accumulated deficit)	8,500	(5,036)
Total shareholders' equity	22,853	8,943
Total liabilities and shareholders' equity	$26,204	$13,919

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
(In thousands except per-share data)	2010	2009	2010	2009
Net sales	$4,640	$4,784	$14,090	$13,876
Cost of sales	2,574	2,730	8,181	7,595
Gross margin	2,066	2,054	5,909	6,281

Engineering	559	313	1,608	1,057
Selling, general and administrative	1,493	1,424	4,406	4,189
Total operating expenses	2,052	1,737	6,014	5,246

Operating income (loss)	14	317	(105)	1,035

Other expense, net	-	-	-	(1)
Interest income (expense), net	4	(7)	4	(16)
Income (loss) before income taxes	18	310	(101)	1,018
Provision (benefit) for income taxes	29	1	(13,637)	3
Net (loss) income	$(11)	$309	$13,536	$1,015

(Loss) earnings per share - basic	$(0.00)	$0.06	$2.75	$0.21
(Loss) earnings per share - diluted	$(0.00)	$0.06	$2.70	$0.21

Shares used in per share calculation:
Basic	4,946	4,846	4,920	4,833
Diluted	4,946	4,940	5,014	4,865

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
(In thousands)	December 25, 2010	December 26, 2009
Cash flows from operations:
Net income	$13,536	$1,015
Adjustments to reconcile net income to net cash
(used in) provided by operations:
Depreciation and amortization	107	109
Loss on sale of fixed asset	-	1
Deferred income taxes	(13,637)	-
Share-based compensation	227	130
Change in deferred rent	283	(117)
Changes in operating assets and liabilities	(627)	(734)
Net cash (used in) provided by operations	(111)	404

Cash flows from investing activities:
Purchases of property and equipment	(362)	(68)
Net cash used in investing activities	(362)	(68)

Cash flows from financing activities:
Issuance of common stock and related tax benefits	147	115
Proceeds from line of credit	-	500
Proceeds (payments) on capital lease	38	(12)
Net cash provided by financing activities	185	603

(Decrease) increase in cash and cash equivalents	(288)	939

Beginning cash and cash equivalents	3,074	1,518
Ending cash and cash equivalents	$2,786	$2,457

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$3
Cash paid for interest	3	20

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

(2)           Revenue Recognition

The Company records revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This occurs when products are shipped or the customer accepts title transfer.  If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.  On certain large development contracts, revenue is recognized upon achievement of substantive milestones.  Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

a. It is commensurate with either of the following:
1. The Company's performance to achieve the milestone
2. The enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company's performance to achieve the milestone.
b. It related solely to past performance.
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

(3)           Inventories

Inventory is comprised of the following at December 25, 2010 and March 27, 2010.

(In thousands)	December 25, 2010	March 27, 2010
Raw materials	$3,422	$3,337
Work-in-progress	1,756	1,930
Finished goods	87	128
Demonstration inventory	421	408
Total	$5,686	$5,803

(4)    Earnings (Loss) Per Share

Basic earnings (loss) per share (basic EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period.  Diluted earnings (loss) per share (diluted EPS) reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method.  In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive.  In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period.  The shares used in per share computations are as follows:

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
(In thousands except per-share data)	2010	2009	2010	2009
Net (loss) income	$(11)	$309	$13,536	$1,015

Weighted average:
Common shares outstanding	4,946	4,846	4,920	4,833
Potential common shares	-	94	94	32
Common shares assuming dilution	4,946	4,940	5,014	4,865

Net (loss) income per share of common stock	$(0.00)	$0.06	$2.75	$0.21
Net (loss) income per share of common stock
assuming dilution	$(0.00)	$0.06	$2.70	$0.21
Stock options not included in computation that
could potentially dilute basic EPS in the future	927	443	487	664
Restricted stock awards not included in computation
that could potentially dilute basic EPS in the future	90	-	90	-

The number of stock options not included in the computation of diluted EPS for the three month period ended December 25, 2010 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive.  The number of stock options not included in the computation of diluted EPS for  nine month periods ended December 25, 2010 and the three and nine month periods ended December 26, 2009 that could potentially dilute basic EPS in the future reflect stock options where the assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price of the common shares and are, therefore, antidilutive.  The number of restricted stock awards not included in the computation of diluted EPS for the three and nine month periods ended December 25, 2010 reflect contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of December 25, 2010.  The weighted average exercise price of excluded options for the three and nine month periods ended December 25, 2010 was $1.96 and $2.23, respectively.  The weighted average exercise price of excluded options for the three and nine month periods ended December 26, 2009 was $2.28 and $2.13, respectively.

(5)           Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, each of which provided for the granting of options for up to 700,000 shares of Common Stock.  The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.  There were 5,000 options granted in each of the three month periods ended December 25, 2010 and December 26, 2009.  There were 140,000 options granted in the nine month period ended December 25, 2010 with a weighted average grant date fair value of $1.60.  There were 203,500 options granted in the nine month period ended December 26, 2009 with a weighted average grant date fair value of $1.27.  There were 90,000 restricted stock awards granted in the nine month period ended December 25, 2010 and no restricted stock awards granted in the nine month period ended December 26, 2009.  The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.  The restricted stock awards are performance-based and one-third will vest annually through 2013 only if certain sales and profit goals are achieved by the Company.  The weighted average grant date fair value of awards granted during the nine months ended December 25, 2010 was $2.34.  No compensation cost was recognized for restricted stock awards during the three and nine months ended December 25, 2010 and December 26, 2009 because management believes it is not more likely than not that the performance criteria will be met.

Cash flows resulting from the tax benefits derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activities in the statement of cash flows.  These excess tax benefits were not significant for the Company for each of the three and nine months ended December 25, 2010 and December 26, 2009.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009
Dividend yield	None	None	None	None
Expected volatility	94.79%	96.20%	101.15%	95.16%
Risk-free interest rate	0.74%	1.40%	1.13%	1.54%
Expected term (years)	3.75	3.75	3.17	3.75

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

A summary of the changes in stock options outstanding for the nine month period ended December 25, 2010 and the year ended March 27, 2010 is as follows:

		Weighted	Weighted Average	Average
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 28, 2009	747,900	$1.91	2.7	$2,795
Granted	320,500	2.07
Exercised	67,373	1.85
Forfeited / Expired	133,000	2.46
Outstanding at March 27, 2010	868,027	$1.89	3.0	$332,127
Granted	140,000	2.41
Exercised	75,288	1.95
Forfeited / Expired	5,625	2.04
Outstanding at December 25, 2010	927,114	$1.96	2.7	$596,711

Exercisable at December 25, 2010	420,989	$1.84	1.4	$323,251

As of December 25, 2010, there was $418,000 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.18 years.  There were 48,625 options that vested during the quarter ended December 25, 2010.  There were 48,250 options that vested during the quarter ended December 26, 2009.  The total fair value of options vested during each of the quarters ended December 25, 2010 and December 26, 2009 was $71,000 and $70,000, respectively.  Cash received from the exercise of stock options for the nine month periods ended December 25, 2010 and December 26, 2009 was $147,000 and $115,000, respectively.  The share-based compensation cost recognized during the three months ended December 25, 2010 and December 26, 2009 totaled $91,000 and $50,000, respectively.  The share-based compensation cost recognized during the nine months ended December 25, 2010 and December 26, 2009 totaled $227,000 and $130,000, respectively.

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

The tables below present information for the three and nine month periods ended December 25, 2010 and December 26, 2009.

	Three Months Ended			Three Months Ended
(In thousands)	December 25, 2010			December 26, 2009
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$21,544	$2,988	$(77)	$7,276	$2,863	$(99)
Microsource	4,660	1,652	66	6,111	1,921	408
Total	$26,204	$4,640	$(11)	$13,387	$4,784	$309

	Nine Months Ended			Nine Months Ended
(In thousands)	December 25, 2010			December 26, 2009
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$21,544	$8,036	$13,294	$7,276	$8,604	$(133)
Microsource	4,660	6,054	242	6,111	5,272	1,148
Total	$26,204	$14,090	$13,536	$13,387	$13,876	$1,015

(7)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$126	$177	$139	$177
Provision, net	83	19	140	70
Warranty costs incurred	(55)	(27)	(125)	(78)
Balance at end of period	$154	$169	$154	$169

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

The Company’s tax benefit for the nine months ending December 25, 2010 was $13,637,000.  The effective tax rate for the nine months ending December 26, 2009 was 0% due to a valuation allowance recorded against the net deferred tax asset balance.  During the first quarter of 2011, the Company performed an analysis of the need for a valuation allowance, and management determined that it was more likely than not that the deferred tax assets would be realized in the future.  Accordingly, the valuation allowance has been removed and a deferred tax benefit of $13,569,000 was recognized on the Consolidated Statement of Operations during the three months ended June 26, 2010.

As of December 25, 2010, the Company recorded unrecognized tax benefits of $799,000 related to uncertain tax positions.  The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet.  The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.  The Company is not currently undergoing any audits by the tax authorities and does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

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

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In fiscal 2011, the Company consisted of two operating and reporting segments: Giga-tronics Division and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.   The Company has seen a decrease in orders for the first nine months of fiscal 2011 versus the first nine months of fiscal 2010.   Commercial orders improved during this period as compared to the same period last year, while defense orders declined.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.

Results of Operations

New orders received, net of orders cancelled by segment, are as follows for the periods shown:

NEW ORDERS, NET
	Three Months Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009	% change
Giga-tronics Division	$6,599	$2,052	222%
Microsource	(378)	5,663	(107%)
Total	$6,221	$7,715	(19%)

	Nine Months Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009	% change
Giga-tronics Division	$11,432	$8,675	32%
Microsource	1,478	6,423	(77%)
Total	$12,910	$15,098	(14%)

New orders received, net of orders cancelled in the third quarter of fiscal 2011 decreased by 19% to $6,221,000 from the $7,715,000 received in the third quarter of fiscal 2010.  New orders received, net of orders cancelled, for the nine months ended December 25, 2010 decreased 14% to $12,910,000 from the $15,098,000 received for the same period a year ago.  Orders at Giga-tronics Division increased for the three and nine month periods ended December 25, 2010 primarily due to an increase in commercial orders whereas orders at Microsource decreased for the three and nine month periods ended December 25, 2010 primarily due to a decrease in new military orders and cancellation of previous quarter’s backlog.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
	Three Months Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009	% change
Backlog of unfilled orders	$7,316	$10,327	(29%)
Backlog of unfilled orders
shippable within one year	6,694	8,592	(22%)
Previous fiscal year end (FYE)
long term backlog reclassified
during year as shippable
within one year	587	433	36%
Net cancellations during year of
previous FYE one-year backlog	460	-	100%

Backlog at the end of the third quarter of fiscal 2011 decreased 29% as compared to the end of the same period last year.  This is due to the completion of the Boeing 5 year contract and the completion of the 2 year F-15 contract.  The backlog cancellation this quarter was a result of the F/a-18’s RFTF spares order originally for 16 units was reduced to 2 units.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Months Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009	% change
Giga-tronics Division	$2,988	$2,863	4%
Microsource	1,652	1,921	(14%)
Total	$4,640	$4,784	(3%)

	Nine Months Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009	% change
Giga-tronics Division	$8,036	$8,604	(7%)
Microsource	6,054	5,272	15%
Total	$14,090	$13,876	2%

Fiscal 2011 third quarter net sales were $4,640,000, a 3% decrease from the $4,784,000 in the third quarter of fiscal 2010.  Sales at Giga-tronics Division increased 4% or $125,000 primarily due to an increase in commercial shipments.  Sales at Microsource decreased 14% or $269,000 during the third quarter of fiscal 2011 versus the third quarter of fiscal 2010 primarily due to a decrease in military shipments.

Net sales for the nine month period ended December 25, 2010 were $14,090,000, a 2% increase from the $13,876,000 in the nine month period ended December 26, 2009.  Sales at Giga-tronics Division decreased 7% or $568,000 primarily due to a decrease in military shipments.  Sales at Microsource increased 15% or $782,000 during the first nine months of fiscal 2011 versus the first nine months of fiscal 2010 primarily due to an increase in military shipments.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Months Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009	% change
Cost of sales	$2,574	$2,730	(6%)

	Nine Months Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009	% change
Cost of sales	$8,181	$7,595	8%

In the third quarter of fiscal 2011, cost of sales decreased 6% to $2,574,000 from $2,730,000 for the same period last year due to a favorable change in product mix and lower volume.  Cost of sales as a percentage of sales improved by 1.6% for the third quarter of fiscal 2011 to 55.5% compared to 57.1% for the third quarter of fiscal 2010.

For the nine months ended December 25, 2010, cost of sales increased 8% to $8,181,000 from $7,595,000 for the similar period ended December 26, 2009 due to increased volume and a less favorable product mix.  Cost of sales as a percentage of sales increased by 3.3% for the first nine months of fiscal 2011 to 58.0% compared to 54.7% from the same period of fiscal 2010.

Operating expenses were as follows for the fiscal periods shown:

OPERATING EXPENSES
	Three Months Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009	% change
Engineering	$559	$313	79%
Selling, general and administrative	1,493	1,424	5%
Total	$2,052	$1,737	18%

	Nine Months Ended
(Dollars in thousands)	December 25, 2010	December 26, 2009	% change
Engineering	$1,608	$1,057	52%
Selling, general and administrative	4,406	4,189	5%
Total	$6,014	$5,246	15%

Operating expenses increased 18% or $315,000 in the third quarter of fiscal 2011 over fiscal 2010 due to an increase of $246,000 in product development expenses and an increase of $69,000 in selling, general and administrative expense.  The increase in product development expenses is due to lower customer funded projects.  The increase in selling, general and administrative expense is a result of higher administrative expenses of $120,000 offset by a decrease of $28,000 in sales commission expenses and a decrease of $23,000 in marketing expenses.

Operating expenses increased 15% or $768,000 for the first nine months of fiscal 2011 over fiscal 2010 due to an increase of $551,000 in product development expenses and an increase of $217,000 in selling, general and administrative expense.  The increase in product development expenses is due to lower customer funded projects.  The increase in selling, general and administrative expense is a result of higher administrative expenses of $199,000 and higher marketing of $137,000 offset by a decrease of $119,000 in sales commission expenses.

The Company recorded a net loss of $11,000 or $0.00 per fully diluted share for the third quarter of fiscal 2011 compared to a net profit of $309,000 or $0.06 per fully diluted share in the same period last year.  Provision for income taxes incurred for the third quarters of fiscal 2011 and fiscal 2010 was $29,000 and $1,000, respectively.

The following provides a reconciliation of GAAP to non-GAAP net income (loss).

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
(In thousands except per-share data)	2010	2009	2010	2009
Net (loss) income as reported	$(11)	$309	$13,536	$1,015
Share based compensation, net of related tax benefit	86	50	199	130
Net income non-GAAP	$75	$359	$13,735	$1,145

Basic (loss) earnings per share as reported	$(0.00)	$0.06	$2.75	$0.21
Impact of share-based compensation
on earnings per share	0.02	0.01	0.04	0.03
Basic earnings per share non-GAAP	$0.02	$0.07	$2.79	$0.24

Diluted (loss) earnings per share as reported	$(0.00)	$0.06	$2.70	$0.21
Impact of share-based compensation
on earnings per share	0.02	0.01	0.04	0.03
Diluted earnings per share non-GAAP	$0.02	$0.07	$2.74	$0.24

Shares used in per share calculation:
Basic	4,946	4,846	4,920	4,833
Diluted	4,946	4,940	5,014	4,865

Non-GAAP net income, which excludes the after-tax effect of share-based compensation, for the three month period ended December 25, 2010 would have been $86,000 higher or $75,000.  Non-GAAP basic and diluted loss per share would have been $0.02 compared to a loss of $0.00 as reported.  For the same period last year, the Company’s non-GAAP net income would have been $50,000 higher or $359,000.  Non-GAAP basic and diluted earnings per share would have been $0.07 compared to $0.06 as reported.

Non-GAAP net income, which excludes the after-tax effect of share-based compensation, for the nine month period ended December 25, 2010 would have been $199,000 higher or $13,735,000.  Non-GAAP basic earnings per share would have been $2.79 compared to $2.75 as reported.  Non-GAAP diluted earnings per share would have been $2.74 compared to $2.70 as reported. For the same period last year, the Company’s non-GAAP net income would have been $130,000 higher or $1,145,000.  Non-GAAP basic and diluted earnings per share would have been $0.24 compared to $0.21 as reported.

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

The Company is now serving a new market in the consumer wireless handheld telecommunication market with its high volume production automation switch for which it received several small orders in the first quarter which is expected to lead to much larger orders in the future.  The Company has entered the semiconductor market with its new integrated switch product for testing thin-film memory storage components.  The Test and Measurement market is forecasted to grow at the rate of 4% per year, per industry forecasting experts.  The Company has no known contingencies or unsettled circumstances.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes the Company is more likely than not to realize benefits of these deductible differences.  Management has, therefore, reversed the valuation allowance against its deferred tax assets, resulting in an income tax benefit of $13,637,000 for the nine month period ended December 25, 2010.  Gross unrecognized tax benefit changed from $120,000 at March 27, 2010 to approximately $799,000 at December 25, 2010 due to additional amounts established for Federal and California tax credits.

Financial Condition and Liquidity

As of December 25, 2010, the Company had $2,786,000 in cash and cash equivalents, compared to $3,074,000 as of March 27, 2010.

Working capital at December 25, 2010 was $10,845,000 compared to $8,683,000 at March 27, 2010.  The increase in working capital was primarily due to an increase in deferred taxes and a decrease in deferred revenue, offset by a decrease in accounts receivable in fiscal 2011.

The Company’s current ratio (current assets divided by current liabilities) at December 25, 2010 was 4.44 compared to 2.77 on March 27, 2010.

Cash used in operations amounted to $111,000 for the nine months ended December 25, 2010.  Cash provided by operations amounted to $404,000 in the same period of fiscal 2010.  Cash used in operations in the first nine months of fiscal 2011 is primarily attributed to a decrease in deferred revenue.  Cash provided by operations in the first nine months of fiscal 2010 was primarily attributed to increases in accounts receivable and inventory and an increase in deferred revenue.

Additions to property and equipment were $362,000 in the first nine months of fiscal 2011 compared to $68,000 for the same period last year.  The capital equipment spending in fiscal 2011 was due to an upgrade of capital equipment.

On June 15, 2010, the Company renewed its secured revolving line of credit for $1,500,000, with interest payable at prime rate plus 1%.  The borrowing under this line of credit is based on the Company’s accounts receivable and is secured by all of the assets of the Company.  The Company was in compliance with all required covenants at December 25, 2010.  During the nine months ended December 25, 2010 the Company did not utilized the line of credit.  The Company borrowed $500,000 under this line of credit during the nine month period ended December 26, 2009.

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

As of December 25, 2010, the Company has no material pending legal proceedings.  From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 4, 2011	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 4, 2011	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)