Form 10-K
period 2011-03-26
GIGA TRONICS INC
filed 2011-05-19
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 26, 2011 ,
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
Yes   [  ]    No  [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 25, 2010 was $10,462,554.

There were a total of 4,994,157 shares of the Registrant’s Common Stock outstanding as of May 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2011 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 26, 2011.

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

The Company presently holds 31 patents.  Some of these are critical to the Company’s ongoing business, and the Company intends to actively maintain them.  Capitalized costs relating to these patents were both incurred and fully amortized prior to March 27, 2010.  Accordingly, these patents have no recorded value included in the Company’s fiscal 2011 and 2010 consolidated financial statements.

The Company is not dependent on trademarks, licenses or franchises.  It does utilize certain software licenses in certain functional aspects for some of its products.  Such licenses are readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

Seasonal Nature of Business

The business of the Company is not seasonal.

Working Capital Practices

The Company generally strives to maintain adequate levels of inventory and generally sells to customers on 30-day payment terms in the U.S. and generally allows more time for overseas payments.  Typically, the Company receives payment terms of 30 days.  The Company believes that these practices are consistent with typical industry practices.

Importance of Limited Number of Customers

The Company is a supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors.  Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2012.  U.S. and international defense-related agencies accounted for 44% and 65% of net sales in fiscal 2011 and 2010, respectively.  Commercial business accounted for the remaining 56% and 35% of net sales in fiscal 2011 and 2010, respectively.   The change in business was driven by an increased focus in switching business which has presented new opportunities in the commercial environment.

During fiscal 2011 Giga-tronics Division derived 40% of its net sales from equipment manufacturers and system integrators.  During fiscal 2010, Giga-tronics Division derived 55% of its net sales from the U.S. government defense agencies and their prime contractors.

During fiscal 2011, Microsource derived 12% of its net sales from an electronic instrument manufacturer and 81% of its net sales from the U.S. government defense agencies and their prime contractors.  During fiscal 2010, Microsource derived 19% of its net sales from an electronic instrument manufacturer and 74% of its net sales from the U.S. government defense agencies and their prime contractors.

Other than U.S. government agencies and their defense contractors, one other customer accounted for 10% or more of consolidated revenues of the Company in fiscal 2011.  The Company did 27% of its fiscal 2011 consolidated revenue with equipment manufacturers and system integrators.  In prior years, the Company did less than 10% of its business with this customer.

Other than U.S. government agencies and their defense contractors, no other customer accounted for 10% or more of consolidated net sales of the Company in fiscal 2010.

In management’s opinion, the Company could experience a material adverse effect on its financial stability if there was a significant loss of either its commercial or defense customers.

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

Backlog of Orders

On March 26, 2011, the Company’s backlog of unfilled order was approximately $3,649,000 compared to approximately $8,496,000 at March 27, 2010.  As of March 26, 2011, there were approximately $316,000 in unfilled orders that were scheduled for shipment beyond one year, as compared to approximately $897,000 at March 27, 2010.  Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates.  Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single quarter may not be indicative of sales for any period.  As such, the Company expected to receive the second through  fourth year orders for a multi-year award valued at approximately four million dollars for RFTFs for F/A-18s that has slipped into fiscal 2012.

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

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles.  However, the electronics industry is subject to rapid technological changes at the component level.  The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.  In fiscal 2011, product development expenses totaled approximately $2,159,000 excluding non-recurring engineering (NRE) costs.  In fiscal 2010, product development expenses were $1,522,000 excluding NRE costs.

Activities included the development of new products and the improvement of existing products.  It is management’s intention to increase product development at levels required to sustain its competitive position.  All of the Company’s product development activities are internally funded and expensed as incurred.

Giga-tronics expects to continue to make significant investments in research and development.  There can be no assurance that future technologies, processes or product developments will not render Giga-tronics’ current product offerings obsolete or that Giga-tronics will be able to develop and introduce new products or enhancements to existing products that satisfy customer needs, in a timely manner or achieve market acceptance.  The failure to do so could adversely affect Giga-tronics’ business.

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

Employees

As of March 26, 2011, Giga-tronics employed 94 individuals on a full-time basis.  Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel.  None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

The Company sells to its international customers through a network of foreign technical sales representative organizations. All transactions between the Company and its international customers are in U.S. dollars.

Geographic Distribution of Net Sales			% of total
(Dollars in thousands)	2011	2010	2011	2010
Domestic	$12,547	$15,092	60.0%	79.0%
International	8,482	3,965	40.0%	21.0%
Total	$21,029	$19,057

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of March 26, 2011, Giga-tronics’ principal executive office and the marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2016.

Microsource’s manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 33,400 square foot facility in Santa Rosa, California, which it occupies under a lease expiring May 31, 2013.

The Company believes that its facilities are adequate for its business activities.

ITEM 3.  LEGAL PROCEEDINGS

As of March 26, 2011, the Company has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Giga-tronics’ common stock is traded on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) using the symbol ‘GIGA’.  The number of record holders of the Company’s common stock as of March 26, 2011 was approximately 1,700.  The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods.  These quotations reflect inter-dealer prices without retain mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2011	High	Low	2010	High	Low
First Quarter	(3/28 - 6/26)	$2.54	$2.15	(3/29 - 6/27)	$1.66	$1.00
Second Quarter	(6/27 - 9/25)	2.36	2.11	(6/28 - 9/26)	2.14	1.21
Third Quarter	(9/26 - 12/25)	2.76	2.11	(9/27 - 12/26)	3.52	1.80
Fourth Quarter	(12/26 - 3/26)	2.88	2.33	(12/27 - 3/27)	3.26	2.15

Giga-tronics has not paid cash dividends in the past and has no plans to do so in the future, based upon its belief that the best use of its available capital is in the enhancement of its product position.

Giga-tronics has not issued any unregistered securities or repurchased any of its securities during the past fiscal year.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 26, 2011.

Equity Compensation Plan Information
	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved
by security holders	885,014	$1.9608	155,725
Equity compensation plans not
approved by security holders	n/a	n/a	n/a
Total	885,014	$1.9608	155,725

Issuer Repurchases

The Company did not repurchase any of its equity securities during the fiscal year ended March 26, 2011.

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

SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Operations:	Years Ended
(In thousands except per share data)	March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008	March 31, 2007
Net sales	$21,029	$19,057	$17,421	$18,331	$18,048
Gross profit	8,929	8,435	7,504	7,748	7,546
Operating expenses	8,086	7,117	7,914	7,939	9,548
Interest income (expense), net	4	(16)	7	36	108
Pre-tax income (loss) from continuing
operations	847	1,302	(403)	(201)	(1,894)
(Benefit) provision for income taxes	(13,225)	2	2	2	1
Income (loss) from continuing operations	14,072	1,300	(405)	(203)	(1,895)
Income (loss) on discontinued operations,
net of income taxes	-	-	75	(31)	28
Net income (loss)	$14,072	$1,300	$(330)	$(234)	$(1,867)

Basic earnings (loss) per share:
From continuing operations	$2.85	$0.27	$(0.08)	$(0.04)	$(0.40)
On discontinued operations	-	-	0.01	(0.01)	0.01
Net earnings (loss) per share - basic	$2.85	$0.27	$(0.07)	$(0.05)	$(0.39)

Diluted earnings (loss) per share:
From continuing operations	$2.79	$0.26	$(0.08)	$(0.04)	$(0.40)
On discontinued operations	-	-	0.01	(0.01)	0.01
Net earnings (loss) per share - dilutive	$2.79	$0.26	$(0.07)	$(0.05)	$(0.39)

Shares of common stock - basic	4,935	4,846	4,824	4,813	4,809
Shares of common stock - dilutive	5,040	4,907	4,824	4,813	4,809

Financial Position:	Years Ended
(In thousands except per share data)	March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008	March 31, 2007
Current ratio	5.39	2.77	3.14	3.68	3.09
Working Capital	$12,354	$8,683	$7,131	$7,231	$7,280
Total assets	$26,648	$13,919	$10,789	$10,361	$11,161
Shareholders' equity	$23,521	$8,943	$7,332	$7,392	$7,393

Percentage Data:	Years Ended
(Percentage of net sales)	March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008	March 31, 2007
Gross profit	42.5%	44.3%	43.1%	42.3%	41.8%
Operating expenses	38.5%	37.3%	45.4%	43.3%	52.9%
Interest (expense) income, net	0.0%	(0.1%)	0.0%	0.2%	0.6%
Pre-tax income (loss) from continuing
operations	4.0%	6.8%	(2.3%)	(1.1%)	(10.5%)
Income (loss) on discontinued operations,
net of income taxes	0.0%	0.0%	0.4%	(0.2%)	0.2%
Net income (loss)	66.9%	6.8%	(1.9%)	(1.3%)	(10.3%)

SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of unaudited results of operations for the fiscal years ended March 26, 2011 and March 27, 2010.

Quarterly Financial Information (Unaudited)	2011
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$4,701	$4,749	$4,640	$6,939	$21,029
Gross profit	1,933	1,910	2,066	3,020	8,929
Operating expenses	1,876	2,086	2,052	2,072	8,086
Interest (expense) income, net	(1)	1	4	-	4
Pre-tax income (loss) from continuing operations	56	(175)	18	948	847
(Benefit) provision for income taxes	(13,569)	(97)	29	412	(13,225)
Net income (loss)	$13,625	$(78)	$(11)	$536	$14,072

Net earnings (loss) per share - basic	$2.78	$(0.02)	$(0.00)	$0.11	$2.85

Net earnings (loss) per share - diluted	$2.73	$(0.02)	$(0.00)	$0.10	$2.79

Shares of common stock - basic	4,901	4,913	4,946	4,982	4,935
Shares of common stock - diluted	5,000	4,913	4,946	5,116	5,040

Quarterly Financial Information (Unaudited)	2010
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$4,469	$4,623	$4,784	$5,181	$19,057
Gross profit	2,114	2,113	2,054	2,154	8,435
Operating expenses	1,775	1,734	1,738	1,870	7,117
Interest (expense) income, net	(3)	(6)	(7)	-	(16)
Pre-tax income from continuing operations	335	373	309	285	1,302
Provision for income taxes	2	-	-	-	2
Net income	$333	$373	$309	$285	$1,300

Net earnings per share - basic	$0.07	$0.08	$0.06	$0.06	$0.27

Net earnings per share - diluted	$0.07	$0.08	$0.06	$0.06	$0.26

Shares of common stock - basic	4,824	4,828	4,846	4,887	4,846
Shares of common stock - diluted	4,826	4,844	4,940	5,013	4,907

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications.  In 2011 Giga-tronics’ business consisted of two operating and reporting segments:  Giga-tronics Division and Microsource.

The Company’s business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  Defense orders have declined on a year-to-date basis for fiscal 2011 versus fiscal 2010 whereas on a year-to-date basis, commercial orders have improved in fiscal 2011 versus fiscal 2010.

The Company continues to monitor costs, including personnel, facilities and other expenses, to more appropriately align costs with revenues.

Results of Operations

New orders by segment are as follows for the fiscal years ended:

New Orders				% change
				2011	2010
				vs.	vs.
(Dollars in thousands)	2011	2010	2009	2010	2009
Giga-tronics Division	$14,603	$11,387	$11,599	28%	(2%)
Microsource	1,579	7,061	7,399	(78%)	(5%)
Total	$16,182	$18,448	$18,998	(12%)	(3%)

New orders received in fiscal 2011 decreased 12% to $16,182,000 from the $18,448,000 received in fiscal 2010.  New orders decreased primarily due to a decrease in military orders partially offset by an increase in commercial orders.

New orders received in fiscal 2010 decreased 3% to $18,448,000 from the $18,998,000 received in fiscal 2009.  New orders decreased primarily due to a decrease in commercial orders.

In fiscal 2011, orders at Giga-tronics Division increased primarily due to an increase in commercial demand for its products whereas orders at Microsource decreased primarily due to a shifting of military orders from fiscal 2011 to fiscal 2012.

In fiscal 2010, orders at Giga-tronics Division decreased primarily due to a decrease in military demand for its products whereas orders at Microsource decreased primarily due to a decrease in commercial demand for its products.

The following table shows order backlog and related information at fiscal year-end:

Backlog				% change
				2011	2010
				vs.	vs.
(Dollars in thousands)	2011	2010	2009	2010	2009
Backlog of unfilled orders	$3,649	$8,496	$9,105	(57%)	(7%)
Backlog of unfilled orders shippable within one year	3,333	7,599	6,810	(56%)	12%
Previous fiscal year end (FYE) long term backlog
reclassified during year as shippable within one year	1,123	2,414	1,382	(53%)	75%
Net cancellations during year of previous FYE
one-year backlog	---	---	---	---	---

The decrease in backlog at year-end 2011 of 57% was primarily due to receiving only the first year of a four-year contract for products installed on military planes.

The decrease in backlog at year-end 2010 of 7% was primarily due to increased shipments.

The allocation of net sales was as follows for the fiscal years shown:

Allocation of Net Sales				% change
				2011	2010
				vs.	vs.
(Dollars in thousands)	2011	2010	2009	2010	2009
Commercial	$11,600	$6,743	$6,303	72%	7%
Government / Defense	9,429	12,314	11,118	(23%)	11%
Total	$21,029	$19,057	$17,421	10%	9%

The allocation of net sales by segment was as follows for the fiscal years shown:

Allocation of Net Sales by Segment				% change
				2011	2010
				vs.	vs.
(Dollars in thousands)	2011	2010	2009	2010	2009
Giga-tronics Division
Commercial	$10,281	$4,882	$4,694	111%	4%
Government / Defense	3,665	7,119	6,989	(49%)	2%
Total	$13,946	$12,001	$11,683	16%	3%

Microsource
Commercial	$1,319	$1,861	$1,609	(29%)	16%
Government / Defense	5,764	5,195	4,129	11%	26%
Total	$7,083	$7,056	$5,738	0%	23%

Fiscal 2011 net sales were $21,029,000, a 10% increase from the $19,057,000 of net sales in 2010.  The increase in sales was primarily due to an increase in commercial shipments.  Sales at Giga-tronics Division increased 16% or $1,945,000.  Microsource sales increased by $27,000.

Fiscal 2010 net sales were $19,057,000, a 9% increase from the $17,421,000 of net sales in 2009.  The increase in sales was primarily due to an increase in military shipments.  Sales at Giga-tronics Division increased 3% or $318,000.  Microsource sales increased 23% or $1,318,000.

Cost of sales was as follows for the fiscal years shown:

Cost of Sales				% change
				2011	2010
				vs.	vs.
(Dollars in thousands)	2011	2010	2009	2010	2009
Cost of sales	$12,100	$10,622	$9,917	14%	7%

In fiscal 2011, cost of sales increased 14% to $12,100,000 from $10,622,000 in fiscal 2010, driven primarily by an increase in sales.

In fiscal 2010, cost of sales increased 7% to $10,622,000 from $9,917,000 in fiscal 2009, driven by an increase in sales.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses				% change
				2011	2010
				vs.	vs.
(Dollars in thousands)	2011	2010	2009	2010	2009
Engineering	$2,159	$1,522	$1,975	42%	(23%)
Selling, general and administrative	5,927	5,595	5,939	6%	(6%)
Total	$8,086	$7,117	$7,914	14%	(10%)

Operating expenses increased $969,000 in fiscal 2011 over 2010 due to an increase of $637,000 in product development expenses excluding NRE costs and an increase of $332,000 in selling, general and administrative expense.  The increase in selling, general and administrative expense is a result of higher marketing expense of $239,000 and higher administrative expense of $263,000 offset by lower commission expense of $170,000.  The Company recorded $311,000 of share based compensation expense in fiscal 2011.

Operating expenses decreased $797,000 in fiscal 2010 over 2009 due to a decrease of $453,000 in product development expenses excluding NRE costs and a decrease of $344,000 in selling, general and administrative expense.  The decrease in selling, general and administrative expense is primarily a result of lower administrative expense of $194,000 and lower commission expense of $158,000.  The Company recorded $187,000 of share based compensation expense in fiscal 2010.

Net interest income in 2011 increased by $20,000 due to improved cash management.

Net interest expense in 2010 increased by $21,000 due to bank borrowing on our line of credit throughout the year.

Giga-tronics recorded net income of $14,072,000 or $2.79 per fully diluted share for fiscal 2011 versus net income of $1,300,000 or $0.26 per fully diluted share in fiscal 2010, which was driven primarily by the reversal of the valuation allowance on the tax assets.

Giga-tronics recorded net income of $1,300,000 or $0.26 per fully diluted share for fiscal 2010 versus net loss of $330,000 or $0.07 per fully diluted share in fiscal 2009.

Inventories consist of the following:

Net Inventories			% change
			2011
			vs.
(Dollars in thousands)	2011	2010	2010
Raw materials	$3,518	$3,337	5%
Work-in-progress	1,349	1,930	(30%)
Finished goods	134	128	5%
Demonstration inventory	385	408	(6%)
Total	$5,386	$5,803	(7%)

Inventories decreased by $417,000 at fiscal year end 2011 compared to the prior fiscal year end, primarily due to better management of long lead items and lower safety stock.

Financial Condition and Liquidity

As of March 26, 2011, Giga-tronics had $1,408,000 in cash and cash-equivalents, compared to $3,074,000 as of March 27, 2010.

Working capital for the 2011 fiscal year end was $12,462,000, compared to $8,683,000 in 2010 and $7,131,000 in 2009.  The increase in working capital at 2011 from 2010 was primarily due to the reestablishment of the current portion of the deferred tax asset, the increase in accounts receivable, and a reduction in the deferred revenue.  The increase in working capital at 2010 from 2009 was primarily due to the operating profit in the year, which was previously inventoried.  In the fourth quarter, the inventory was liquidated as it was sold.  In addition, the Company utilized its lease rent abatement in the fourth quarter.  Furthermore, the Company was awarded a contract that provided funding for procurement of inventory.

The Company’s current ratio (current assets divided by current liabilities) at March 26, 2011 was 5.4 compared to 2.8 on March 27, 2010 and 3.1 on March 28, 2009.  At March 26, 2011 the increase was primarily due to the reestablishment of the current portion of the deferred tax asset, the increase in accounts receivable, and a reduction in the deferred revenue.    At March 27, 2010 the decrease was primarily the result of cash received on funded projects.  The cash received is recorded equally as an asset and liability, however it results in having a deterious effect on the ratio.

Cash used in operations amounted to $1,503,000 in 2011.  Cash provided by operations amounted to $1,532,000 in 2010.  Cash used in operations amounted to $300,000 in 2009.  Cash used in operations in 2011 was consumed in fulfillment of customer orders and was pending collection at year end. Cash provided by operations in 2010 was primarily attributed to the operating profit for the year.  Cash used in operations in 2009 was primarily attributed to the operating loss for the year.

Additions to property and equipment were $368,000 in 2011 compared to $152,000 in 2010 and $69,000 in 2009.  The capital equipment spending in fiscal 2011 was due to an upgrade of capital equipment.  The capital equipment spending in fiscal 2010 and 2009 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

Other cash inflows from the sale of common stock in connection with the exercise of stock options in 2011 and 2010 were $195,000 and $124,000, respectively.

Contractual Obligations

The Company leases various facilities under operating leases that expire through December 2016.  Total future minimum lease payments under these leases amount to approximately $4,528,000.

The Company leases equipment under capital leases that expire through October 2011.  The future minimum lease payments under these leases amount to approximately $108,000.

The Company is committed to purchase certain inventory under non-cancelable purchase orders.  As of March 26, 2011, total non–cancelable purchase orders were approximately $1,248,000 through fiscal 2012 and $90,000 beyond fiscal 2012 and were scheduled to be delivered to the Company at various dates through December 2012.

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

Income Taxes

Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers both positive and negative evidence and tax planning strategies in making this assessment.

The Company considers all tax positions recognized in its financial statements for the likelihood of realization.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amounts of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if any, would be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes in the consolidated statements of income.

Product Development Costs

The Company incurs pre-production costs on certain long-term supply arrangements.  The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful lives when reimbursable by the customer.  All other pre-production and product development costs are expensed as incurred.

Share Based Compensation

The Company has a stock incentive plan that provides for the issuance of stock options and restricted stock to employees and directors.  The Company calculates share based compensation expense using a Black-Scholes-Merton option pricing model and records the fair value of awards expected to vest over the requisite service period.  In so doing, the Company makes certain key assumptions in making estimates used in the model.  The Company believes the estimates used, which are presented in Note 1 of Notes to Consolidated Financial Statements, are appropriate and reasonable.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements And Schedules

Financial Statements	Page No.

Consolidated Balance Sheets -	19
As of March 26, 2011 and March 27, 2010

Consolidated Statements of Income -	20
Years ended March 26, 2011 and March 27, 2010

Consolidated Statements of Shareholders’ Equity -	21
Years ended March 26, 2011 and March 27, 2010

Consolidated Statements of Cash Flows -	22
Years ended March 26, 2011 and March 27, 2010

Notes to Consolidated Financial Statements	23 - 32

Report of Independent Registered Public Accounting Firm	33

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 26, 2011	March 27, 2010
Assets
Current assets
Cash and cash equivalents	$1,408	$3,074
Trade accounts receivable, net of allowance
of $248 and $95, respectively	5,632	4,332
Inventories, net	5,386	5,803
Prepaid expenses and other current assets	420	383
Deferred income tax	2,320	-
Total current assets	15,166	13,592

Property and equipment
Leasehold improvements	490	315
Machinery and equipment	15,565	15,590
Office furniture and fixtures	786	786
Total property and equipment	16,841	16,691
Less accumulated depreciation and amortization	(16,311)	(16,380)
Property and equipment, net	530	311
Deferred income tax - long term	10,936	-
Other assets	16	16
Total assets	$26,648	$13,919

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$972	$881
Accrued commission	139	227
Accrued payroll and benefits	455	698
Accrued warranty	200	139
Income taxes payable	30	-
Deferred revenue	586	2,682
Deferred rent	36	-
Capital lease obligations	93	57
Other current liabilities	193	225
Total current liabilities	2,704	4,909

Long term obligation - deferred rent	413	31
Long term obligation - capital lease	10	36
Total liabilities	3,127	4,976

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding
at March 26, 2011 and March 27, 2010	-	-
Common stock of no par value;
Authorized 40,000,000 shares; 4,994,157 shares at March 26, 2011
and 4,891,394 at March 27, 2010 issued and outstanding	14,485	13,979
Retained earnings (accumulated deficit)	9,036	(5,036)
Total shareholders' equity	23,521	8,943
Total liabilities and shareholders' equity	$26,648	$13,919

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands except per-share data)	March 26, 2011	March 27, 2010
Net sales	$21,029	$19,057
Cost of sales	12,100	10,622
Gross margin	8,929	8,435

Engineering	2,159	1,522
Sales	3,184	3,115
Administration	2,743	2,480
Total operating expenses	8,086	7,117

Operating income	843	1,318

Interest income (expense), net	4	(16)
Income before income taxes	847	1,302
(Benefit) provision for income taxes	(13,225)	2
Net income	$14,072	$1,300

Earnings per share - basic	$2.85	$0.27
Earnings per share - diluted	$2.79	$0.26

Weighted average shares used in per share calculation:
Basic	4,935	4,846
Diluted	5,040	4,907

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
			Retained
			Earnings
			(Accumulated
(In thousands except share data)	Shares	Amount	Deficit)	Total
Balance at March 28, 2009	4,824,021	$13,668	$(6,336)	$7,332
Net income			1,300	1,300
Share-based compensation	-	187	-	187
Stock issued under stock options plan	67,373	124	-	124
Balance at March 27, 2010	4,891,394	13,979	(5,036)	8,943
Net income			14,072	14,072
Share-based compensation	-	311	-	311
Stock issued under stock options plan	102,763	195	-	195
Balance at March 26, 2011	4,994,157	$14,485	$9,036	$23,521

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands except share data)	March 26, 2011	March 27, 2010
Cash flows from operating activities:
Net income	$14,072	$1,300
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Provision for doubtful accounts	154	7
Depreciation and amortization	149	146
Loss on sale of fixed asset	-	1
Deferred income taxes	(13,256)	-
Share based compensation	311	187
Deferred rent	418	(183)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,454)	(1,229)
Inventories	417	(394)
Prepaid expenses and other assets	(37)	47
Accounts payable	91	(338)
Accrued commissions	(88)	83
Accrued payroll and benefits	(243)	301
Accrued warranty	61	(38)
Income taxes payable	30	-
Deferred revenue	(2,096)	1,723
Other current liabilities	(32)	(81)
Net cash (used in) provided by operating activities	(1,503)	1,532

Cash flows from investing activities:
Proceeds from sales of equipment	-	-
Purchases of property and equipment	(368)	(152)
Net cash used in investing activities	(368)	(152)

Cash flows from financing activities:
Proceeds from capital lease	10	52
Issuance of common stock	195	124
Net cash provided by financing activities	205	176

Decrease (increase) in cash and cash equivalents	(1,666)	1,556

Beginning cash and cash equivalents	3,074	1,518
Ending cash and cash equivalents	$1,408	$3,074

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$4
Cash paid for interest	$4	$21

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

Principles of Consolidation   The consolidated financial statements include the accounts of Giga-tronics and its wholly- owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year   The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March.  Both fiscal year 2011 and 2010 contained 52 weeks.  All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

Reclassifications   Certain reclassifications, none of which affected net income, have been made to prior year balances in order to conform to the current year presentation.

Revenue Recognition   The Company records revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This occurs when products are shipped or the customer accepts title transfer.  If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.  On certain large development contracts, revenue is recognized upon achievement of substantive milestones.  Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

a. It is commensurate with either of the following:
1. The Company’s performance to achieve the milestone
2. The enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company's performance to achieve the milestone.
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

The Company has estimated an allowance for uncollectable accounts based on analysis of specifically identified accounts, outstanding receivables, consideration of the age of those receivables and the Company’s historical collection experience.  The activity in the reserve account is as follows:

Allowance For Uncollectable Accounts
(Dollars in thousands)	March 26, 2011	March 27, 2010
Beginning balance	$95	$102
Provision for doubtful accounts	154	7
Write-off of doubtful accounts	(1)	(14)
Ending balance	$248	$95

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value.  Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell.  As of March 26, 2011 and March 27, 2010, management believes there has been no impairment of the Company’s long-lived assets.

Deferred Rent   Rent expense is recognized in an amount equal to the minimum guaranteed base rent plus future rental increases amortized on the straight-line basis over the terms of the leases, including free rent periods.

Income Taxes   Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers both positive and negative evidence and tax planning strategies in making this assessment.

The Company considers all tax positions recognized in its financial statements for the likelihood of realization.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amounts of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if any, would be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes in the consolidated statements of income.

Product Development Costs   The Company incurs pre-production costs on certain long-term supply arrangements.  The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer.  All other product development costs are charged to operations as incurred.  There were no capitalized pre-production costs included in other assets as of March 26, 2011 and March 27, 2010.

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

Share-based Compensation   The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options for up to 1,400,000 shares of Common Stock.  The Company records share-based compensation expense for the fair value of all stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as a cash flows from financing in the statements of cash flows.  These excess tax benefits were not significant for the Company for the fiscal year ended March 26, 2011.  There were no excess tax benefits for the fiscal year ended March 27, 2010.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

Years Ended	March 26, 2011	March 27, 2010
Dividend yield	Zero	Zero
Expected volatility	101%	96%
Risk-free interest rate	1.13%	1.49%
Expected term (years)	3.17	3.75

The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of Giga-tronics’ share price.  The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.

The fair value of restricted stock awards is based on the fair value of the underlying shares at the date of the grant. Management makes estimates regarding pre-vesting forfeitures that will impact timing of compensation expense recognized for stock option and restricted stock awards.

Earnings Per Share   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method.  Antidilutive options are not included in the computation of diluted earnings per share.

Comprehensive Income (Loss)   There are no items of comprehensive income other than net income.

Financial Instruments and Concentration of Credit Risk   Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and trade accounts receivable.  The Company’s cash equivalents consist of overnight deposits with federally insured financial institutions.  Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, those funds on deposit are covered by unlimited deposit insurance until December 31, 2012. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers.  The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security.  At March 26, 2011, one customer comprised 64% of consolidated gross accounts receivable primarily due to the timing of the receivable.  At March 27, 2010, two customers comprised 14% and 27%, respectively, of consolidated gross accounts receivable.

Fair Value of Financial Instruments   The carrying amount for the Company’s cash-equivalents, trade accounts receivable and accounts payable approximates fair market value because of the short maturity of these financial instruments.

Recently Issued Financial Accounting Standards   In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements.  The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Vendors often provide multiple products or services to their customers.  Those deliverables often are provided at different points in time or over different time periods. Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities.  Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company adopted this standard on March 27, 2011 and management does not expect adoption will have a significant impact on the Company’s financial condition, operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition-Milestone Method.  The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases or achieving a specific result from the research or development efforts.  An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method.  The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company adopted this standard on March 27, 2011 and management does not expect adoption will have a significant impact on the Company’s financial condition, operations or cash flows.

2           Cash and Cash-Equivalents

Cash and cash-equivalents of $1,408,000 and $3,074,000 at March 26, 2011 and March 27, 2010, respectively, consist of overnight deposits.

3           Inventories

Inventories, net of reserves, consist of the following:

(Dollars in thousands)	March 26, 2011	March 27, 2010
Raw materials	$3,518	$3,337
Work-in-progress	1,349	1,930
Finished goods	134	128
Demonstration inventory	385	408
Total	$5,386	$5,803

4           Selling Expenses

Selling expenses consist primarily of commissions paid to various marketing agencies.  Commission expense totaled $565,000 and $735,000 for fiscal 2011 and 2010, respectively.  Advertising costs, which are expensed as incurred, totaled $98,000 and $95,000 for fiscal 2011 and 2010, respectively.

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

The Company's reportable operating segments are strategic business units that offer different products and services.  They are managed separately because each business utilizes different technology and requires different accounting systems.  The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment.  The tables below present information for the fiscal years ended in 2011 and 2010.

March 26, 2011 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$13,946	$7,083	$21,029
Interest income, net	--	4	4
Depreciation and amortization	127	22	149
Income (loss) before income taxes	980	(133)	847
Assets	23,228	3,420	26,648

March 27, 2010 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$12,001	$7,056	$19,057
Interest (expense) income, net	(18)	2	(16)
Depreciation and amortization	117	29	146
(Loss) income before income taxes	(30)	1,332	1,302
Assets	7,083	6,836	13,919

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers.  In fiscal 2011 and 2010, U.S. government and U.S. defense-related customers accounted for 44% and 62% of sales, respectively.  During fiscal 2011, one customer other than U.S. government agencies and their defense contractors accounted for 10% or more of the Company’s consolidated revenues at March 26, 2011.  During fiscal 2010, no customer other than U.S. government agencies and their defense contractors accounted for 10% of the Company’s consolidated revenues at March 27, 2010.

Export sales accounted for 40% and 21% of the Company’s sales in fiscal 2011 and 2010, respectively.  Export sales by geographical area are shown below:

(Dollars in thousands)	March 26, 2011	March 27, 2010
Americas	$1,603	$23
Europe	1,148	2,251
Asia	5,477	989
Rest of world	254	702
Total	$8,482	$3,965

6           Earnings per Share

Net income and shares used in per share computations for the years ended March 26, 2011 and March 27, 2010 are as follows:

(In thousands except per-share data)	March 26, 2011	March 27, 2010
Net income	$14,072	$1,300

Weighted average:
Common shares outstanding	4,935	4,846
Potential common shares	105	61
Common shares assuming dilution	5,040	4,907

Net earnings per share of common stock	$2.85	$0.27
Net earnings per share of common stock assuming dilution	$2.79	$0.26
Stock options not included in computation that
could potentially dilute basic EPS in the future	636	568
Restricted stock awards not included in computation
that could potentially dilute basic EPS in the future	90	-

The number of stock options not included in the computation of diluted earnings per share (EPS) for the periods ended March 26, 2011 and March 27, 2010 reflect stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.

7           Income Taxes

Following are the components of the provision for income taxes:

Years Ended (In thousands)	March 26, 2011	March 27, 2010
Current
Federal	$29	$	---
State	2		2
Total current	31		2

Deferred
Federal	2,283		442
State	41		72
Total deferred	2,324		514

Change in liability for uncertain tax positions	714		(70)
Change in valuation allowance	(16,294)		(444)
Provision for income taxes	$(13,225)		$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Year Ended (In thousands)	March 26, 2011	March 27, 2010
Net operating loss carryforwards	$9,410	$12,059
Income tax credits	1,426	2,202
Inventory reserves and additional capitalized costs	1,785	1,688
Fixed asset depreciation	100	122
Accrued vacation	117	114
Accrued warranty	79	55
Deferred rent	179	---
Other accrued liabilities	---	---
Allowance for doubtful accounts	100	38
Non-qualified stock options	60	14
State taxes benefit	---	2
Total deferred tax assets	13,256	16,294

Valuation allowance	---	(16,294)
Net deferred tax assets	$13,256	---

Years Ended (In thousands except percentages)	March 26, 2011		March 27, 2010
Statutory federal income tax (benefit)	$288	34.0%	$443	34.0%
Valuation allowance	(16,294)	(1,923.7)	(444)	(30.2)
State income tax, net of federal benefit	49	5.8	76	5.8
Net operating loss expiration	2,023	238.8	-	-
Non tax-deductible expenses	72	8.5	52	4.0
Tax credits	(85)	(10.0)	(54)	(4.1)
Liability for uncertain tax positions	714	84.3	(70)	(9.2)
Other	8	0.9	(1)	1.5
Effective income tax	$(13,225)	(1,561.4)%	$2	0.7%

The decrease in valuation allowance from March 27, 2010 to March 26, 2011 was $16,294,000.

As of March 26, 2011, the Company had pre-tax federal net operating loss carryforwards of $24,204,000 and state net operating loss carryforwards of $20,239,000 available to reduce future taxable income.   The federal and state net operating loss carryforwards begin to expire from fiscal 2016 through 2029 and from 2014 through 2020, respectively.  $1,275,000 of federal net operating loss carryforwards are subject to an annual IRC § 382 limitation of approximately $100,000.  At March 26, 2011, the accumulated IRC § 382 losses available for use are approximately $1,098,000.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  The federal income tax credits begin to expire from 2020 through 2029 and state income tax credit carryforwards are carried forward indefinitely.

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

The Company has demonstrated consistent pre-tax book income and does not have cumulative losses over the past three years.  The Company’s FY 2011 Budget and Strategic Plans for FY 2012 and FY 2013 are all forecasted to be profitable.  The Company continues to maintain a two year backlog of orders for its YIG (Yttrium, Iron, Garnet) filters and projects continued orders.    Its legacy Model 8003 precision scalar analyzer continues to receive orders from the U.S. Navy one of which was booked for $1.1 million in the first quarter.  The Company is now serving a new market in the consumer wireless handheld telecommunication market with its high volume production automation switch for which it received several small orders in the first quarter which is expected to lead to much larger orders in the future.  The Company has entered the semiconductor market with its new integrated switch product for testing thin-film memory storage components.

The Test and Measurement market is forecasted to grow at the rate of 4% per year, per industry forecasting experts.  The Company has no known contingencies or unsettled circumstances.  Based on historical income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes the Company is more likely than not to realize benefits of these deductible differences.  Management has, therefore, reversed the valuation allowance against its deferred tax assets, resulting in an income tax benefit of $13,569,000 for the three month period ended June 26, 2010.  At year end, the deferred tax asset balance was $13,256,000.

As of March 26, 2011, the Company recorded unrecognized tax benefits of $834,000 related to uncertain tax positions.  The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet.  The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

The Company files U.S federal and California state tax returns.  The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2008 for federal purposes and fiscal year 2007 for California purposes, except in certain limited circumstances.  The Company does not have any tax audits pending.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

	Fiscal Year 2011	Fiscal Year 2010
Balance as of beginning of year	120,000	$190,000
Additions based on current year tax positions	34,000	100,000
Reductions for prior year tax positions and lapses of applicable statute	(72,000)	(170,000)
Additions based on prior year tax positions	752,000	---
Balance as of end of year	$834,000	$120,000

The total amount of interest and penalties related to unrecognized tax benefits at March 26, 2011 and March 27, 2010 is not material.  The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material.  The Company does not anticipate any significant changes with respect to unrecognized tax benefits within next twelve months.

8           Share-based Compensation and Employee Benefit Plans

Share-based Compensation   The Company established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, each of which provide for the granting of options and restricted stock for up to 1,400,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company.  Options granted vest in one or more installments through 2014 and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment.  Options granted to employees shall not have terms in excess of 10 years from the grant date.  Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan.  As of March 26, 2011, no SAR’s have been granted under the option plan.  As of March 26, 2011, the total number of shares of common stock available for issuance is 155,725 under the 2000 and 2005 stock option plans.  All outstanding options have a term of five years.

A summary of the changes in stock options outstanding for the years ended March 26, 2011 and March 27, 2010 is presented below:

		Weighted	Weighted Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 28, 2009	747,900	$1.91	2.7	$2,795
Granted	320,500	2.07
Exercised	67,373	1.85
Forfeited / Expired	133,000	2.46
Outstanding at March 27, 2010	868,027	$1.89	3.0	$332,127
Granted	140,000	2.41
Exercised	102,763	1.90
Forfeited / Expired	20,250	2.18
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708

Exercisable at March 26, 2011	468,514	$1.90	1.5	$276,708

Expected to vest at March 26, 2011	324,068	$2.03	3.5	$142,388

As of March 26, 2011, there was $345,934 of total unrecognized compensation cost related to nonvested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 1.12 years.  There were 252,224 and 147,349 options vested during the years ended March 26, 2011 and March 27, 2010 respectively.  The total fair value of options vested during the years ended March 26, 2011 and March 27, 2010 was $314,017 and $167,954, respectively.  Cash received from stock option exercises for the years ended March 26, 2011 and March 27, 2010 was $195,000 and $124,000, respectively.

There were 90,000 restricted stock awards granted during the year ended March 26, 2011 and no restricted stock awards granted during the year ended March 27, 2010.  The restricted stock awards are considered fixed awards as the number of shares and fair value are known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.  The restricted stock awards are performance-based and one-third will vest annually each year through 2013 only if certain sales and profit goals are achieved by the Company.  The weighted average grant date fair value of awards granted during the year ended March 26, 2011 was $2.34.  No compensation cost was recognized for restricted stock awards because management believes it is not more likely than not that the performance criteria will be met.

Employee Stock Purchase Plan   This plan expired in September 2006 and is no longer available.

401(k) Plans   The Company has established 401(k) plans which cover substantially all employees.  Participants may make voluntary contributions to the plans for up to 100% of their defined compensation.  The Company matches a percentage of the participant’s contributions in accordance with the plan.  Participants vest ratably in Company contributions over a four-year period.  Company contributions to the plans for fiscal 2011 and 2010 were approximately $24,000 and $15,000, respectively.

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

These facilities accommodate all of the Company’s present operations.  The Company also leases other equipment under operating leases.

Total future minimum lease payments under these leases amount to approximately $4,528,000.

Fiscal year (Dollars in thousands)
2012	$978
2013	1,000
2014	696
2015	654
2016	677
Thereafter	523
Total	$4,528

The aggregate rental expense was $1,025,000 and $968,000 in fiscal 2011 and 2010, respectively.

The Company leases equipment under capital leases that expire through October 2011.  The future minimum lease payments under these leases amount to approximately $108,000.

The Company is committed to purchase certain inventory under non-cancelable purchase orders.  As of March 26, 2011, total non–cancelable purchase orders were approximately $1,248,000 through fiscal 2012 and $90,000 beyond fiscal 2012 and were scheduled to be delivered to the Company at various dates through December 2012.

10           Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold.  Adjustments are made as new information becomes available.  The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

(Dollars in thousands)	March 26, 2011	March 27, 2010
Balance at beginning of period	$139	$177
Provision, net	237	84
Warranty costs incurred	(176)	(122)
Balance at end of period	$200	$139

11           Line of Credit

The Company has a secured revolving line of credit with a financial institution for a total borrowing capacity of $1,500,000.  The maximum amount that can be borrowed is limited to 80% of trade receivables.  Interest is payable at prime plus 1%.  The Company is required to comply with certain financial covenants under the arrangement.  The Company has re-negotiated a new line of credit effective June 15, 2010, which expires on June 15, 2011.  At March 26, 2011, the Company is in compliance with the covenants relating to the line of credit.  At March 26, 2011 and March 27, 2010, there was no balance outstanding on the line of credit.

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

The Board of Directors and Shareholders
Giga-tronics Incorporated

We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated (the “Company”) as of March 26, 2011 and March 27, 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated as of March 26, 2011 and March 27, 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

May 19, 2011

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 26, 2011, of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective, as of March 26, 2011.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 26, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

Based on this assessment, management concluded that, as of March 26, 2011, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended March 26, 2011 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10.  DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders, incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set for the under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders, incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders, incorporated herein by reference.  Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2011 Annual Meeting of Shareholders, incorporated herein by reference.   This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2011.

ITEM 13.  CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2011.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the Proxy Statement under the section captioned “Appointment of Independent Registered Accounting Firm” is incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2011.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of Giga-tronics Incorporated and subsidiaries and the related independent registered public accounting firm are filed herewith:

1.
Financial Statements.  See Index to Financial Statements on page 18.  The financial statements and Report of Independent Registered Public Accounting Firm are included in Item 8 are filed as part of this report.

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

/s/ GARRETT A. GARRETTSON	Chairman of the Board	5/17/2011
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	5/16/2011
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ PATRICK J. LAWLOR	Vice President, Finance/	5/18/2011
Patrick J. Lawlor	Chief Financial Officer & Secretary	Date
(Principal Financial Officer)

/s/ GEORGE H. BRUNS, JR.	Director	5/16/2011
George H. Bruns, Jr.		Date

/s/ JAMES A. COLE	Director	5/18/2011
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	5/18/2011
Kenneth A. Harvey		Date

/s/ ROBERT C. WILSON	Director	5/17/2011
Robert C. Wilson		Date

The following exhibits are filed by reference or herewith as a part of this report:

Index To Exhibits

3.1		Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-KSB for the fiscal year ended March 27, 1999 and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Giga-tronics Incorporated, as amended on March 7, 2008, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 29, 2008, and incorporated herein by reference.

10.1		Standard form Indemnification Agreement for Directors and Officers, previously filed as Exhibit 10.1 to Form 10-K for the fiscal year ended March 27, 2010, and incorporated herein by reference.

10.2
First Amendment to Office Lease Agreement between Giga-tronics Incorporated and VIF/ZKS Norris Tech Center, LLC, for 4650 Norris Canyon Road, San Ramon, CA, dated March 29, 2010, previously filed as Exhibit 10.2 to Form 10-K for the fiscal year ended March 27, 2010, and incorporated herein by reference.

10.3		2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference. *

10.4		2005 Equity Incentive Plan incorporated herein by reference to Attachment A of the Registrant’s Proxy Statement filed July 21, 2005. *

21		Significant Subsidiaries. (See page 38 of this Annual Report on Form 10-K.)

23.1		Consent of Independent Registered Public Accounting Firm, Perry-Smith LLP. (See page 39 of this Annual Report on Form 10-K.)

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 40 of this Annual Report on Form 10-K.)

31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 41 of this Annual Report on Form 10-K.)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 42 of this Annual Report on Form 10-K.)

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 43 of this Annual Report on Form 10-K.)

	*	Management contract or compensatory plan or arrangement.