Form 10-K/A
period 2011-03-26
GIGA TRONICS INC
filed 2011-06-20
CIK 719274

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely to include a signed copy of the Report of the independent registered public accounting firm on our financial statements filed as Item 8 for Form 10-K, and to include a signed copy of the Consent of the independent registered public accounting firm as Exhibit 23.1.  The original 10-K inadvertently included an unsigned copy of both items.  In accordance with the Commission's instructions, the complete Item 8, Financial Statements and Supplementary Data, and Exhibit 23.1 are included in this filing, but the contents are unchanged from our original filing except to include the signature of the independent registered public accounting firm on its Report and its Consent.

This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the SEC.  Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements And Schedules

Financial Statements	Page No.

Consolidated Balance Sheets -	4
As of March 26, 2011 and March 27, 2010

Consolidated Statements of Income -	5
Years ended March 26, 2011 and March 27, 2010

Consolidated Statements of Shareholders’ Equity -	6
Years ended March 26, 2011 and March 27, 2010

Consolidated Statements of Cash Flows -	7
Years ended March 26, 2011 and March 27, 2010

Notes to Consolidated Financial Statements	8 - 17

Report of Independent Registered Public Accounting Firm	18

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 26, 2011	March 27, 2010
Assets
Current assets
Cash and cash equivalents	$1,408	$3,074
Trade accounts receivable, net of allowance
of $248 and $95, respectively	5,632	4,332
Inventories, net	5,386	5,803
Prepaid expenses and other current assets	420	383
Deferred income tax	2,320	-
Total current assets	15,166	13,592

Property and equipment
Leasehold improvements	490	315
Machinery and equipment	15,565	15,590
Office furniture and fixtures	786	786
Total property and equipment	16,841	16,691
Less accumulated depreciation and amortization	(16,311)	(16,380)
Property and equipment, net	530	311
Deferred income tax - long term	10,936	-
Other assets	16	16
Total assets	$26,648	$13,919

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$972	$881
Accrued commission	139	227
Accrued payroll and benefits	455	698
Accrued warranty	200	139
Income taxes payable	30	-
Deferred revenue	586	2,682
Deferred rent	36	-
Capital lease obligations	93	57
Other current liabilities	193	225
Total current liabilities	2,704	4,909

Long term obligation - deferred rent	413	31
Long term obligation - capital lease	10	36
Total liabilities	3,127	4,976

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares outstanding
at March 26, 2011 and March 27, 2010	-	-
Common stock of no par value;
Authorized 40,000,000 shares; 4,994,157 shares at March 26, 2011
and 4,891,394 at March 27, 2010 issued and outstanding	14,485	13,979
Retained earnings (accumulated deficit)	9,036	(5,036)
Total shareholders' equity	23,521	8,943
Total liabilities and shareholders' equity	$26,648	$13,919

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands except per-share data)	March 26, 2011	March 27, 2010
Net sales	$21,029	$19,057
Cost of sales	12,100	10,622
Gross margin	8,929	8,435

Engineering	2,159	1,522
Sales	3,184	3,115
Administration	2,743	2,480
Total operating expenses	8,086	7,117

Operating income	843	1,318

Interest income (expense), net	4	(16)
Income before income taxes	847	1,302
(Benefit) provision for income taxes	(13,225)	2
Net income	$14,072	$1,300

Earnings per share - basic	$2.85	$0.27
Earnings per share - diluted	$2.79	$0.26

Weighted average shares used in per share calculation:
Basic	4,935	4,846
Diluted	5,040	4,907

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
May 19, 2011

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

Dated: 6/20/2011	/s/ JOHN R. REGAZZI
Chief Executive Officer

Dated: 6/20/2011	/s/ PATRICK J. LAWLOR
VP Finance/Chief Financial Officer & Secretary

The following exhibits are filed by reference or herewith as a part of this report:

Index To Exhibits

3.1		Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-KSB for the fiscal year ended March 27, 1999 and incorporated herein by reference.

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

10.3		2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference. *

10.4		2005 Equity Incentive Plan incorporated herein by reference to Attachment A of the Registrant’s Proxy Statement filed July 21, 2005. *

21		Significant Subsidiaries, previously filed on May 19, 2011 and incorporated herein by reference.

23.1		Consent of Independent Registered Public Accounting Firm, Perry-Smith LLP.

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002, amended June 20, 2011.

31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, amended June 20, 2011.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, amended June 20, 2011.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, amended June 20, 2011.

	*	Management contract or compensatory plan or arrangement.