Form 10-K/A
period 2011-03-26
GIGA TRONICS INC
filed 2011-07-26
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 is being filed solely to include the information in Part III, Items 10-14 which were not included in the original 10-K.

This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the SEC.  Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION ABOUT DIRECTORS

Name and Principal Occupation	Director Since	Age
George H. Bruns, Jr. Chairman of the Board until February 2008 and a Director of the Company. Chief Executive Officer from January 1995 until April 2006. He provided seed financing for the Company in 1980 and has been a Director since inception. Mr. Bruns is General Partner of The Bruns Company, a private venture investment and management consulting firm. Mr. Bruns is a Director of Testronics, Inc. of McKinney, Texas. Mr. Bruns has been nominated primarily because of his long experience in the industry and his thorough knowledge of the Company.	1980	92
James A. Cole General Partner of Windward Ventures, General Partner of Spectra Enterprise Associates, Founder and President of Amplica, Inc. and presently a director of Syntricity, CAP Wireless, KOR Electronics and Akatoo, all private companies. Mr. Cole is also a Trustee at Mount St. Mary’s College in Los Angeles, CA. Mr. Cole has been nominated because of his broad business experience and industry knowledge. Member: Audit and Nominating Committees	1994	69
Garrett A. Garrettson

Chairman of the Board of Directors of Giga-tronics Inc. since February 2008.  Garrett Garrettson is currently President of G. Garrettson Consulting LLC, providing management consulting to public and private companies.  From December 2005 until January 2008 Dr. Garrettson was President and CEO of Fresco Technologies, a private digital imaging company, and from November 2001 until September 2004, he was President and CEO of Clairvoyante, a private company that developed and licensed critical technology to the flat panel display industry.  From 1996 until 2002, he held the position of Chairman, and before that President & CEO, of Spectrian Corporation, a public company that developed, manufactured and sold wireless telecommunications infrastructure equipment and semiconductors. Before Spectrian he spent ten years in the data storage industry as President & CEO of Censtor Corporation, a Vice President at Seagate Technology and a Vice President at Control Data.  He began his career as a Director at HP Laboratories after being an Assistant Professor of Physics, Naval Postgraduate School. He was educated at Stanford in Engineering Physics, receiving his PhD in Nuclear Engineering.  In addition to being a Director of Giga-tronics, he is a Director of Iridex and GSI Group.  Mr. Garrettson is nominated primarily because of his leadership skills and his executive experience in the industry.

Member:  Compensation Committee

	2006	68
Kenneth A. Harvey President of Peak Consulting Group. Former CEO of Advanced Wireless & Telecom, Vice President and General Manager of Credence Systems Corporation. Co-founded Modulation Instruments where he served as President and CEO. Mr. Harvey is nominated primarily because of his executive experience in the industry, technical knowledge, and his familiarity with accounting and SEC issues. Member: Audit and Compensation Committees	2002	46

John R. Regazzi

Chief Executive Officer and a Director of the Company since April 2006.  Mr. Regazzi had been President and General Manager of Instrument Division since August 2005, and prior to that, was Vice President of Operations for Instrument Division from October 2004 through August 2005.  Prior to that, he was Vice President of Engineering for Instrument Division from June 2001 through October 2004. Previous experience includes 22 years at Hewlett Packard and Agilent Technologies in various design and management positions associated with their microwave sweeper and synthesizer product lines. His final position at Agilent Technologies was as a senior engineering manager.  Mr. Regazzi is nominated primarily because of his role as Chief Executive Officer, his RF and Microwave expertise, and his depth of experience in the industry.

	2006	56
Robert C. Wilson Former Chairman of Wilson & Chambers, a private investment firm. Prior to that, Mr. Wilson was Vice President of General Electric, Executive Vice President of Rockwell International, CEO of Collins Radio, and CEO of Memorex. Mr. Wilson is nominated primarily because of his executive experience, his financial background and his familiarity with accounting issues. Member: Audit, Nominating and Compensation Committees	1991	91

INFORMATION ABOUT EXECUTIVE OFFICERS

Name	Age	Position
John R. Regazzi	56	See previous table.

Patrick J. Lawlor	60
Vice President, Finance, Chief Financial Officer and Secretary of Giga-tronics, Inc. since February 2007.  Previously he was a Consultant to PDL BioPharma, Inc.; Vice President, Chief Financial Officer at SaRonix, LLC; Chief Financial Officer with Aerojet Fine Chemicals, LLC; and Vice President of Finance with Systems Chemistry, Inc.  Mr. Lawlor spent 23 years with Westinghouse Electric Corporation, where he rose through numerous positions among various divisions, with his final position as Vice President of Finance and Controller.

Jeffrey T. Lum	65
Chief Technology Officer of Giga-tronics since April 2007 and founder of ASCOR.  Mr. Lum founded ASCOR in 1987 and has been President since inception.  Mr. Lum was a founder and Vice President of Autek Systems Corporation, a manufacturer of precision waveform analyzers.  Mr. Lum is on the Board of Directors for the Santa Clara Aquamaids, a non-profit organization dedicated to advancing athletes in synchronized swimming to the Olympic games.

Malcolm E. Levy	61
Vice President, Sales & Marketing since September 2008.  Mr. Levy has over 25 years of Sales and Marketing experience in the Test & Measurement industry.  His career started in sales with Racal Instruments in the U.K.  A background in RF and Communications made him an ideal candidate to move to the U.S. and become the sales and marketing manager for all U.K. manufactured instruments, including low noise fast switching synthesizers.  His final position at Racal Instruments after 20 years of service was Executive Vice President, Sales and Marketing.  Since leaving Racal in 2001 he has helped wireless test companies grow their international sales business.

Corporate Governance

The Board of Directors of Giga-tronics Incorporated (the "Company") sets high standards for the Company's employees, officers and directors. Implicit in this philosophy is the importance of sound corporate governance. It is the duty of the Board of Directors to serve as a prudent fiduciary for shareholders and to oversee the management of the Company's business. To fulfill its responsibilities and to discharge its duty, the Board of Directors follows the procedures and standards that are set forth in these guidelines.

Giga-tronics has entered into indemnification agreements with all of its officers and directors.  Giga-tronics has also had its officers and directors comply with its Code of Ethics and have signed their compliance.  The Code of Ethics is posted on the Company’s website under “Investor Relations”.

Meetings

There were thirteen meetings of the Board of Directors during the last fiscal year.  Five of the directors attended all the regularly scheduled meetings of the Board of Directors, and one director missed one scheduled meeting.  All directors who serve on a committee attended all of the scheduled committee meetings, except one director, who missed 2 committee meetings.  Directors are expected to attend the Annual Meeting except for good cause.  All six of the directors attended the Annual Meeting in 2010.

Committees

Giga-tronics' Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee.  During fiscal 2011, the Audit Committee consisted of directors James A. Cole, Kenneth A. Harvey (Chairman) and Robert C. Wilson, all of whom are independent under the director independence standards of The Nasdaq Stock Market.  The Audit Committee serves to monitor the effectiveness of the independent audit, as well as the Company's accounting, financial controls and financial reports.  The Audit Committee must approve all non-audit services provided by the Independent Registered Public Accounting Firm.  The Audit Committee has signed the tax engagement letters for the Section 382 Net Operating Losses (NOL) study and other consulting services.  The Audit Committee held four meetings during the past fiscal year.  The board has determined that Robert Wilson has:

(i) an understanding of generally accepted accounting principles and financial statements;

(ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

(iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

(iv) an understanding of internal control over financial reporting; and

(v)  an understanding of audit committee functions.

Therefore the Board of Directors determined that Robert Wilson is the Audit Committee’s financial expert for purposes of Nasdaq rules and requirements of the Sarbanes Oxley Act.

The charter of the Audit Committee is available on the Company’s website under “Investor Relations”.

Compensation Committee.  During fiscal 2011, the Compensation Committee consisted of directors Garrett A. Garrettson (Chairman), Kenneth A. Harvey and Robert C. Wilson, all of whom are independent under the director independence standards of The Nasdaq Stock Market.  The committee formulates recommendations to the Board of Directors regarding levels of compensation for management.  In addition, in order to recognize the expected future contributions of key employees and provide an additional incentive for them to remain with Giga-tronics over the long-term, the Committee awards options to purchase shares of our common stock and other forms of equity awards.  The Compensation Committee reviews and approves all stock options and executive compensation.

The Compensation Committee did not engage any compensation consultants in determining or recommending executive officer compensation for fiscal 2011.  The Compensation Committee met three times during the last fiscal year.

The Compensation Committee charter will be available on the corporate website in the near future.

Nominating Committee.  The Board of Directors has a Nominating Committee, which is currently comprised of directors James A. Cole and Robert C. Wilson, both of whom are independent under the director independence standards of The Nasdaq Stock Market.  The purposes of the Nominating Committee are to recommend persons for membership on the Board and to establish criteria and procedures for the selection of new directors.  The Nominating Committee met two times during the last fiscal year.

The Nominating Committee has no formal process for identifying and evaluating candidates.  Existing directors attempt to identify suitable candidates as the need arises.  The Board’s policy is to consider any director candidate nominated or recommended by a shareholder in the same manner that it would consider a candidate nominated by the Board or committee.  In the past year the Company did not receive any recommendations for director candidates from any shareholders.  Shareholder recommendations should be submitted in writing to the Company by mail at its main office at least 120 days in advance of the anniversary date of the mailing of notice of the previous year’s annual meeting and should include sufficient biographical information (including all information that would be required to be disclosed in a proxy statement for a shareholder meeting at which directors are to be elected) for the committee to make an initial evaluation of the candidate’s qualifications.  The Company has never engaged or paid a fee to a third party search firm in connection with the nomination of a candidate for director.

The Nominating Committee considers the following criteria in proposing nominations for director to the full Board: independence; high personal and professional ethics and integrity; ability to devote sufficient time to fulfilling duties as a director; impact on diversity of the Board, including skills and other factors relevant to the Company’s business; overall experience in business, education, and other factors relevant to the Company’s business.  At a minimum, the Nominating Committee must be satisfied that each nominee, both those recommended by the Nominating Committee and any recommended by shareholders, meets the following minimum qualifications:

•	The nominee should have a reputation for integrity and honesty.
•	The nominee should have demonstrated business experience and the ability to exercise sound judgment.
•	The nominee should have an understanding of the Company and its industry.
•	The nominee should have the ability and willingness to act in the interests of the Company and its shareholders.
•	The nominee should not have a conflict of interest that would impair the nominee’s ability to fulfill the responsibilities of a director.

The Nominating Committee also serves as the Corporate Governance Committee.  The Corporate Governance Committee has adopted a Code of Ethics applicable to all directors, officers and employees.  The Company will provide to any person without charge, upon request, a copy of such Code of Ethics upon written request mailed to the Company at its main office, to the attention of the Corporate Secretary.

The Committee has no formal policy on the consideration to be given to diversity in the nomination process, other than to seek candidates who have skills and experience that are appropriate to the position and complementary to those of the other board members or candidates.

The charter of the Nominating Committee is available on the Company’s website under “Investor Relations”.

Leadership Structure

The positions of Chairman of the board and Chief Executive Officer are currently held by different persons.  The Board believes that having a separate chairman will help enable the board to maintain an independent perspective on the activities of the Company and executive management.

Board Risk Oversight

The Company’s senior management manages the risks facing the Company under the oversight and supervision of the Board.  While the full Board is ultimately responsible for risk oversight at the Company, the Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk in the areas of financial reporting and internal controls.  Other general business risks such as economic and regulatory risks are monitored by the full Board.

Communications with Directors

The Company does not have a formal process for shareholders to send communications to the Board of Directors or to specific individual directors.  Shareholders may send communications to the full board or to individual directors at the Company’s main office at 4650 Norris Canyon Road, San Ramon, California 94583.  Communications will be forwarded unopened to the director to whom it is addressed or to the lead independent director if addressed to the Board of Directors.  The Board of Directors believes that this informal process is adequate to ensure that shareholder communications are received by the intended recipients.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and holders of more than 10% of Giga-tronics' common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC.  Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish Giga-tronics with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by Giga-tronics, or written representations from certain reporting persons, we believe that during the fiscal year ended March 26, 2011 its officers, directors and greater than 10% shareholders complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Officers

The following table provides information concerning compensation paid or accrued by the Company, to or on behalf of Giga-tronics' chief executive officer and the other executive officers during the last fiscal year ended March 26, 2011, and for the fiscal year ended March 27, 2010:

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards (1) (2) ($) (f)	All Other Compensation (3) ($) (i)	Total ($) (j)
Patrick J. Lawlor	2011	$141,923	---	---	$690	$142,613
VP Finance, CFO & Secretary	2010	$128,249	$44,518	$12,735	$538	$186,040
Malcolm E. Levy	2011	$140,000	---	---	$36,093	$176,093
Vice President, Sales & Marketing	2010	$161,434	---	$9,551	$807	$171,792
Jeffrey T. Lum	2011	$125,820	---	$23,903	$774	$150,497
President, ASCORCTO, Giga-tronics	2010	$121,949	$32,553	$31,837	$610	$186,949
John R. Regazzi	2011	$156,923	---	---	$779	$157,702
Chief Executive Officer	2010	$140,185	$52,753	$25,470	$701	$219,109

(1)
Stock options granted under Giga-tronics' 2000 Stock Option Plan and the 2005 Employee Incentive Plan.  The value for Stock Option Awards in the table above represents grant date fair value of Stock Option Awards for fiscal year 2011 and 2010.  For Option Awards, the dollar amount for each individual varies depending on the number of options granted, the fair value of such options, and the vesting terms of such options.  See Note 1 of the audited consolidated financial statements for the fiscal year ended March 26, 2011 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under ASC 718.

(2)	Excludes 90,000 restricted stock awards that vest over 3 years based on performance conditions that are not expected to be met as of the date of the filing.
(3)	Includes contributions made by Giga-tronics to its 401(k) Plan which match in part the pre-tax elective deferral contributions included under Salary made to the 401(k) plan by the executive officers.

Stock Options

The following table sets forth information about stock options held by the named executive officers and outstanding at the end of fiscal 2011.  All option exercise prices were based on market price on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Restricted Stocks (1) (g)
Patrick J. Lawlor	18,750	---	$1.96	3/20/2012
	7,500	3,750	$1.85	11/13/2012
	2,500	7,500	$1.95	8/18/2014
	---	10,000	$0.00	8/17/2013	30,000
Malcolm E. Levy	37,500	37,500	$1.14	9/02/2013
	1,875	5,625	$1.95	8/18/2014
Jeffrey T. Lum	16,650	---	$1.43	9/12/2011
	7,500	2,500	$1.85	11/13/2012
	6,250	18,750	$1.95	8/18/2014
	---	15,000	$2.40	6/03/2015
John R. Regazzi	35,000	---	$2.65	4/21/2011
	81,500	---	$2.31	11/14/2011
	1,500	15,000	$1.95	8/18/2014
	---	20,000	$0.00	6/03/2013	60,000

(1)	The restricted stocks awarded are performance-based with vesting over 3 years. Management does not believe the performance criteria will be met as of the date of this filing.

Compensation of Directors

Each of the directors who is not employed by Giga-tronics receives an annual director's fee of $10,000 ($20,000 for Chairman) and, in addition, an attendance fee of $1,000 for each Board meeting attended ($1,500 for Chairman).  Outside directors serving on committees of the Board of Directors receive $500 for in-person attendance at each committee meeting, and $250 for each telephonic meeting.  From time to time, Giga-tronics makes discretionary grants of options to purchase shares of its common stock to directors in consideration for services they provide to Giga-tronics as members of the Board.

The following table summarizes compensation paid to directors (other than Mr. Regazzi, whose compensation in all capacities is included in the Summary Compensation Table below) in fiscal year 2011.

Name	Fees Earned or Cash Paid ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
(a)	(b)	(d)	(e)	(f)	(g)	(h)
George H. Bruns, Jr.	$17,500	$15,935	--	--	--	$33,435
James A. Cole	$20,250	$15,935	--	--	--	$36,185
Garrett A. Garrettson	$31,000	$23,903	--	--	--	$54,903
Kenneth A. Harvey	$20,500	$15,935	--	--	--	$36,435
Robert C. Wilson	$21,250	$15,935	--	--	--	$37,185

(1)  The value for Stock Option Awards in the table above represents grant date fair value of Stock Option Awards.  For Option Awards, the dollar amount for each individual varies depending on the number of options granted, the fair value of such options, and the vesting terms of such options.  See Note 1 of the audited consolidated financial statements for the fiscal year ended March 26, 2011 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under ASC 718.  At March 26, 2011, Mr. Garrettson held options to purchase 50,000 shares of common stock, Mr. Bruns held options to purchase 20,000 shares of common stock while the remaining directors listed above held options to purchase 35,000 shares of common stock.

For information on outstanding equity awards at fiscal year end and equity compensation plan information on authorized and outstanding shares subject to awards, see Item 12 below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table includes information as of July 25, 2011, concerning the beneficial ownership of Giga-tronics' common stock for:  each person known by Giga-tronics to own beneficially more than 5% of Giga-tronics' outstanding common stock; each director and nominee; each executive officer named in the Summary Compensation Table below; and all directors and executive officers of Giga-tronics as a group:

Stock ownership of Certain Beneficial Owners

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Total Outstanding Common Stock
George H. Bruns, Jr. 4650 Norris Canyon Road San Ramon, California 94583	310,273	(1)	6.1%
James A. Cole 2291 Melford Court Thousand Oaks, California 91361	91,094	(2)	1.79
Garrett A. Garrettson P.O. Box 157 Pebble Beach, California 93953	11,250	(3)	0.22
Kenneth A. Harvey 4650 Norris Canyon Road San Ramon, California 94583	23,054	(4)	0.45
Patrick J. Lawlor 4650 Norris Canyon Road San Ramon, California 94583	124,680	(5)	2.44
Malcolm E. Levy 4650 Norris Canyon Road San Ramon CA 94583	62,200	(6)	1.21
Jeffrey T. Lum 4650 Norris Canyon Road San Ramon, California 94583	37,114	(7)	0.73
John R. Regazzi 4650 Norris Canyon Road San Ramon, California 94583	199,000	(8)	3.85
Robert C. Wilson 620 Sand Hill Road #413-G Palo Alto, California 94304	7,500	(9)	0.15
All executive officers and directors as a group (9 persons, including those above)	866,165	(10)	16.53

Renaissance Technologies LLC James H. Simons 800 Third Ave, 33rd Fl, New York, NY 10022	233,500		4.59%

  (1)  Includes 22,163 shares owned by The Bruns Company; 280,610 shares owned directly and 7,500 shares issuable under options exercisable within 60 days of July 25, 2011.
  (2)  Includes 7,500 shares issuable under options exercisable within 60 days of July 25, 2011.
  (3)  Includes 11,250 shares issuable under options exercisable within 60 days of July 25, 2011.
  (4)  Includes 7,500 shares issuable under options exercisable within 60 days of July 25, 2011.
  (5)  Includes 31,250 shares issuable under options exercisable within 60 days of July 25, 2011.
  (6)  Includes 60,000 shares issuable under options exercisable within 60 days of July 25, 2011.
  (7)  Includes 23,750 shares issuable under options exercisable within 60 days of July 25, 2011.
  (8)  Includes 88,000 shares issuable under options exercisable within 60 days of July 25, 2011.
  (9)  Includes 7,500 shares issuable under options exercisable within 60 days of July 25, 2011.
  (10)  Includes 244,250 shares issuable under options exercisable within 60 days of July 25, 2011.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 26, 2011.

	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by securities holders	885,014	$1.9608	155,725
Equity compensation plans not approved by securities holders	n/a	n/a	n/a
Total	885,014	$1.9608	155,725

ITEM 13.  CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

In fiscal year 2011, we did not enter into any transactions in which a person related to the Company had a material interest and in which the amount exceeded the lesser of $120,000 or one percent of the average of the Company’s assets at the end of the last two completed fiscal years.

Director Independence

The Board of Directors has determined that Messrs. Cole, Garrettson, Harvey and Wilson, representing a majority of the Board of Directors, are independent under the independence standards of The Nasdaq Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Representatives of Perry-Smith LLP are expected to be present at Giga-tronics' Annual Meeting with the opportunity to make a statement, if they desire to do so, and they are expected to be available to respond to appropriate questions.

The following table presents aggregate fees billed for professional services rendered by Perry-Smith LLP in fiscal year 2011 and in fiscal year 2010 in the following categories:

	2011	2010
Audit fees (1)	$183,000	$176,000
Audit-related fees (2)	$23,000	$3,000
Tax fees (3)	$13,000	—
All other fees	—	—

(1)
Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements, review of consolidated financial statements included in the Company’s quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent fees for professional services such as merger related services and technical accounting, consulting and research.
(3)	Tax services consist of a limited scope review of the Company’s net operating loss carry-forwards and other tax-related consulting services.

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

GIGA-TRONICS INCORPORATED

Dated: 7/25/2011	/s/ JOHN R. REGAZZI
Chief Executive Officer

Dated: 7/25/2011	/s/ PATRICK J. LAWLOR
VP Finance/Chief Financial Officer & Secretary

The following exhibits are filed by reference or herewith as a part of this report:

Index To Exhibits

3.1		Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-KSB for the fiscal year ended March 27, 1999 and incorporated herein by reference.

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

10.3		2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference. *

10.4		2005 Equity Incentive Plan incorporated herein by reference to Attachment A of the Registrant’s Proxy Statement filed July 21, 2005. *

21		Significant Subsidiaries, previously filed on May 19, 2011 and incorporated herein by reference.

23.1		Consent of Independent Registered Public Accounting Firm, Perry-Smith LLP, previously filed on May 19, 2011 and incorporated herein by reference.

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002, amended July 25, 2011.

31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002, amended July 25, 2011.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, amended July 25, 2011.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, amended July 25, 2011.

	*	Management contract or compensatory plan or arrangement.