Form 10-Q
period 2011-06-25
GIGA TRONICS INC
filed 2011-08-03
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 25, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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
Yes   [   ]    No  [ X ]

There were a total of 4,997,532 shares of the Registrant’s Common Stock outstanding as of August 3, 2011.

Part I – Financial Information

Item 1  -  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share data)	June 25, 2011	March 26, 2011
Assets
Current assets:
Cash and cash-equivalents	$3,592	$1,408
Trade accounts receivable, net of allowance of $195 and $248, respectively	1,932	5,632
Inventories, net	5,644	5,386
Prepaid expenses and other current assets	341	420
Deferred income taxes	2,527	2,320
Total current assets	14,036	15,166

Property and equipment, net	532	530
Deferred income taxes - long term	10,936	10,936
Other assets	16	16
Total assets	$25,520	$26,648

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$617	$972
Accrued commission	203	139
Accrued payroll and benefits	564	455
Accrued warranty	200	200
Income taxes payable	2	30
Deferred revenue	62	586
Deferred rent	41	36
Capital lease obligations	74	93
Other current liabilities	245	193
Total current liabilities	2,008	2,704
Long term obligations - deferred rent	400	413
Long term obligations - capital leases	-	10
Total liabilities	2,408	3,127
Commitments
Shareholders' equity:
Preferred stock of no par value; Authorized - 1,000,000 shares; no shares issued or outstanding at June 25, 2011 and March 26, 2011	-	-
Common stock of no par value; Authorized - 40,000,000 shares; issued and outstanding 4,997,532 shares at June 25, 2011 and 4,994,157 shares at March 26, 2011	14,543	14,485
Retained earnings	8,569	9,036
Total shareholders' equity	23,112	23,521
Total liabilities and shareholders' equity	$25,520	$26,648

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended
(In thousands except per share data)	June 25, 2011	June 26, 2010
Net sales	$3,497	$4,701
Cost of sales	2,054	2,768
Gross margin	1,443	1,933

Engineering	680	485
Selling, general and administrative	1,434	1,391
Total operating expenses	2,114	1,876

Operating (loss) income	(671)	57

Interest expense, net	-	(1)
(Loss) income before income taxes	(671)	56
Benefit from income taxes	(204)	(13,569)
Net (loss) income	$(467)	$13,625

(Loss) earnings per share - basic	$(0.09)	$2.78
(Loss) earnings per share - diluted	$(0.09)	$2.73

Weighted average shares used in per share calculation:
Basic	4,995	4,901
Diluted	4,995	5,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended
(In thousands)	June 25, 2011	June 26, 2010
Cash flows from operating activities:
Net (loss) income	$(467)	$13,625
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34	36
Deferred income taxes	(207)	(13,569)
Share based compensation	54	76
Change in deferred rent	(8)	143
Changes in operating assets and liabilities	2,839	(96)
Net cash provided by operating activities	2,245	215

Cash flows from investing activities:
Purchases of property and equipment	(36)	(76)
Net cash used in investing activities	(36)	(76)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	39
Principal payments on capital leases	(29)	(17)
Net cash (used in) provided by financing activities	(25)	22

Increase in cash and cash-equivalents	2,184	161

Beginning cash and cash-equivalents	1,408	3,074
Ending cash and cash-equivalents	$3,592	$3,235

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$40	$2
Cash paid for interest	-	1

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 26, 2011.

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

(2)           Revenue Recognition

The Company records revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This occurs when products are shipped or the customer accepts title transfer.  If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.  On certain large development contracts, revenue is recognized upon achievement of substantive milestones.  Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

a.	It is commensurate with either of the following:
	1.	The Company’s performance to achieve the milestone.
	2.	The enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance to achieve the milestone.
b.	It relates solely to past performance.
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

(3)           Inventories

Inventories consist of the following:

(In thousands)	June 25, 2011	March 26, 2011
Raw materials	$3,580	$3,518
Work-in-progress	1,315	1,349
Finished goods	269	134
Demonstration inventory	480	385
Total	$5,644	$5,386

(4)           Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period.  Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method.  Certain options are considered antidilutive because the options' exercise prices were above the average market price during the period.  The shares used in per share computations are as follows:

	Three Months Ended
(In thousands except per share data)	June 25, 2011	June 26, 2010
Net (loss) income	$(467)	$13,625

Weighted average:
Common shares outstanding	4,995	4,901
Potential common shares	-	99
Common shares assuming dilution	4,995	5,000

Net (loss) earnings per share - basic	$(0.09)	$2.78
Net (loss) earnings per share - diluted	$(0.09)	$2.73
Stock options not included in computation that could potentially dilute EPS in the future	852	644
Restricted stock awards not included in computation that could potentially dilute EPS in the future	90	60

The number of stock options not included in the computation of diluted EPS for the three month period ended June 25, 2011 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive.  The number of stock options not included in the computation of diluted EPS for the three month period ended June 26, 2010 reflects stock options where the exercise prices and related assumed proceeds were greater than the average market price of the common shares and are, therefore, antidilutive.  The number of restricted stock awards not included in the computation of diluted EPS for the three month periods ended June 25, 2011 and June 26, 2010 reflect contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of June 25, 2011 and June 26, 2010.  The weighted average exercise price of excluded options was $1.93 and $2.13 as of June 25, 2011 and June 26, 2010 respectively.

(5)            Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provides for the granting of options for up to 1,400,000 shares of Common Stock.  The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.  There were 17,500 options granted in the first quarter of fiscal 2012 and 135,000 options granted in the first quarter of fiscal 2011.  The weighted average grant date fair value was $1.67 and $1.59, respectively.  There were no restricted stock awards granted in the first quarter of fiscal 2012 and 60,000 restricted stock awards granted in the first quarter of fiscal 2011.  The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.  The restricted stock awards are performance-based and one-third will vest annually through 2013 only if certain sales and profit goals are achieved by the Company.  No compensation cost was recognized for restricted stock awards during the three months ended June 25, 2011 and June 26, 2010 because management believes it is not more likely than not that the performance criteria will be met.

Cash flows resulting from the tax benefits derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activities in the statement of cash flows.  These excess tax benefits were not significant for the Company for each of the three months ended June 25, 2011 and June 26, 2010.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended
	June 25, 2011	June 26, 2010
Dividend yield	None	None
Expected volatility	94.00%	100.00%
Risk-free interest rate	1.55%	1.27%
Expected term (years)	5.9	4.0

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

A summary of the changes in stock options outstanding for the three month period ended June 25, 2011 and the year ended March 26, 2011 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 27, 2010	868,027	$1.89	3.0	$332,127
Granted	140,000	2.41
Exercised	102,763	1.90
Forfeited / Expired	20,250	2.18
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708
Granted	17,500	2.28
Exercised	3,375	1.39
Forfeited / Expired	47,250	2.63
Outstanding at June 25, 2011	851,889	$1.93	2.4	$194,656

Exercisable at June 25, 2011	464,139	$1.85	1.6	$134,370

Expected to vest at June 25, 2011	283,205	$2.03	3.4	$44,032

As of June 25, 2011, there was $303,166 of total unrecognized compensation cost related to non-vested options granted under the plan.  That cost is expected to be recognized over a weighted average period of 1.09 years.  There were 44,375 options that vested during the quarter ended June 25, 2011.  There were 23,750 options that vested during the quarter ended June 26, 2010.  The total fair value of options vested during each of the quarters ended June 25, 2011 and June 26, 2010 was $62,692 and $26,457, respectively.  Cash received from the exercise of stock options for the three month period ended June 25, 2011 was $4,691.  Cash received from stock option exercises for the three month period ended June 26, 2010 was $39,356.  Share based compensation cost recognized in operating results for the three months ended June 25, 2011 and June 26, 2010 totaled $53,820 and $75,769, respectively.

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

The tables below present information for the three month periods ended June 25, 2011 and June 26, 2010.

June 25, 2011 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Net sales	$2,423	$1,074	$3,497
Net loss	(218)	(249)	(467)
Total assets	22,234	3,286	25,520

June 26, 2010 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Net sales	$2,345	$2,356	$4,701
Net income	13,369	256	13,625
Total assets	20,543	6,266	26,809

(7)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended
(In thousands)	June 25, 2011	June 26, 2010
Balance at beginning of period	$200	$139
Provision, net	65	25
Warranty costs incurred	(65)	(43)
Balance at end of period	$200	$121

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

The Company’s tax benefit for the three months ending June 25, 2011 was $204,000.  The effective tax rate differed from the statutory tax rate primarily as a result of state tax and R&D tax credits.  The Company’s tax benefit for the three months ending June 26, 2010 was 13,569,000 due to the reversal of the valuation allowance against the deferred tax assets in the first quarter of 2011.

As of June 25, 2011, the Company did not record any unrecognized tax benefits related to uncertain tax positions.  The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet.  The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.  The Company is not currently undergoing any audits by the tax authorities and does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

Item 2  -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 26, 2011 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In the first quarter of fiscal year 2012, the Company consisted of two operating and reporting segments: Giga-tronics Division and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  The Company has seen an increase in defense orders for the first quarter of fiscal 2012 versus the first quarter of fiscal 2011.  Commercial orders are slightly down for the quarter ended June 25, 2011 as compared to the quarter ended June 26, 2010.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Months Ended
(Dollars in thousands)	June 25, 2011	June 26, 2010	% change
Giga-tronics Division	$3,885	$2,943	32%
Microsource	1,663	136	1123%
Total	$5,548	$3,079	80%

New orders received in the first quarter of fiscal 2012 increased by 80% to $5,548,000 from the $3,079,000 received in the first quarter of fiscal 2011.  New orders at Giga-tronics Division and at Microsource increased primarily due to an increase in new military orders.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
	Three Months Ended
(Dollars in thousands)	June 25, 2011	June 26, 2010	% change
Backlog of unfilled orders	$5,700	$6,874	(17%)
Backlog of unfilled orders shippable within one year	4,177	6,349	(34%)
Previous fiscal year end (FYE) long term backlog reclassified during year as shippable within one year	28	174	(84%)
Net cancellations during year of previous FYE one-year backlog	-	-	-

Backlog at the end of the first quarter of fiscal 2012 decreased 17% as compared to the end of the same period last year.  Even though our orders increased in the first quarter the backlog went down because the period of comparison is over a 12 month period for the backlog and 3 months for the orders entered.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Months Ended
(Dollars in thousands)	June 25, 2011	June 26, 2010	% change
Giga-tronics Division	$2,423	$2,345	3%
Microsource	1,074	2,356	(54%)
Total	$3,497	$4,701	(26%)

Fiscal 2012 first quarter net sales were $3,497,000, a 26% decrease from the $4,701,000 in the first quarter of fiscal 2011.  Sales at Giga-tronics Division increased 3% or $78,000 primarily due to an increase in commercial shipments of its products.  Sales at Microsource decreased 54% or $1,282,000 during the first quarter of fiscal 2012 versus the first quarter of fiscal 2011 largely due to a decrease in military shipments and to a lesser extent a decrease in commercial shipments.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Months Ended
(Dollars in thousands)	June 25, 2011	June 26, 2010	% change
Cost of sales	$2,054	$2,768	(26%)

Cost of sales as a percentage of sales decreased slightly for the first quarter of fiscal 2012 to 58.7% compared to 58.9% from the first quarter of fiscal 2011 due to a change in product mix.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Months Ended
(Dollars in thousands)	June 25, 2011	June 26, 2010	% change
Engineering	$680	$485	40%
Selling, general and administrative	1,434	1,391	3%
Total	$2,114	$1,876	13%

Operating expenses increased 13% or $238,000 in the first quarter of fiscal 2012 over fiscal 2011 due to an increase of $195,000 in product development expenses, and an increase of $43,000 in selling, general and administrative expense.  The increase in product development expenses is due to a more aggressive investment in our instrument products.

Giga-tronics recorded a net loss of $467,000 or $0.09 per fully diluted share for the first quarter of fiscal 2012 versus a net profit of $13,625,000 or $2.73 per fully diluted share in the same period last year. A tax benefit of $204,000 was recorded for the first quarter of fiscal 2012 versus a $13,569,000 benefit for income taxes for the first quarter of fiscal 2011.

Deferred Tax Assets

The tax benefit in Q1 FY12 was $204,000 compared to $13,569,000 in Q1 FY11.  The primary reason for the difference was the change in valuation allowance against the Conpany’s deferred tax asset, which was reversed last year.

Financial Condition and Liquidity

As of June 25, 2011, Giga-tronics had $3,592,000 in cash and cash equivalents, compared to $1,408,000 as of March 26, 2011.

Working capital at June 25, 2011 was $12,028,000 compared to $12,462,000 at March 26, 2011.  The decrease in working capital was primarily due to a decrease in accounts receivable partially offset by a decrease in accounts payable plus a decrease in deferred revenue as a result of shipping finished goods to the customer.

The Company’s current ratio (current assets divided by current liabilities) at June 25, 2011 was 6.99 compared to 5.61 on March 26, 2011.

Cash provided by operations amounted to $2,245,000 in the first quarter of fiscal 2012.  Cash provided by operations in the first quarter of fiscal 2011 amounted to $215,000.  Cash provided by operations in the first quarter of fiscal 2012 is primarily attributed to collection of accounts receivable.  Cash provided by operations in the first quarter of fiscal 2011 is primarily attributed to a decrease in rent payments due to credits from the landlord.

Additions to property and equipment were $36,000 in the first quarter of 2012.  There were $76,000 in additions for the same period last year. The capital equipment spending in fiscal 2012 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

On June 15, 2011, the Company obtained a 60-day extension of its secured revolving line of credit for $1,500,000, with interest payable at prime rate plus 1%.  The borrowing capacity under this line of credit is based on the Company’s accounts receivable and is secured by all of the assets of the Company.  The Company was in compliance with all required covenants at June 25, 2011.  At June 25, 2011 and June 26, 2010 there was no balance on the line of credit.

Item 3  -  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4  -  Controls and Procedures

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

As of June 25, 2011, Giga-tronics has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

There has been no material change in the risk factors disclosed in the registrant’s Annual Report of Form 10-K for the fiscal year ended March 26, 2011.

Item 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3  -  Defaults Upon Senior Securities

None.

Item 4  -  [Reserved]

None.

Item 5  -  Other Information

None.

Item 6  -  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 3, 2011	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2011	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)