Form 10-Q
period 2011-09-24
GIGA TRONICS INC
filed 2011-11-03
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 24, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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
Yes   [   ]    No  [ X ]

There were a total of 5,023,782 shares of the Registrant’s Common Stock outstanding as of November 3, 2011.

INDEX

PART I - FINANCIAL INFORMATION		Page No.
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) as of September 24, 2011 and March 26, 2011	3
	Condensed Consolidated Statements of Operations (Unaudited), three and six months ended September 24, 2011 and September 25, 2010	4
	Condensed Consolidated Statements of Cash Flows (Unaudited), six months ended September 24, 2011 and September 25, 2010	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other information	16

SIGNATURES		17

Item 6.	Exhibits
	31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act.	18
	31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act.	19
	32.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act.	20
	32.2 Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act.	21

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

Part I – Financial Information

Item 1  -  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share data)	September 24, 2011	March 26, 2011
Assets
Current assets:
Cash and cash-equivalents	$2,880	$1,408
Trade accounts receivable, net of allowance of $160 and $248, respectively	2,251	5,632
Inventories, net	5,545	5,386
Prepaid expenses and other current assets	325	420
Deferred income tax	2,905	2,320
Total current assets	13,906	15,166

Property and equipment, net	586	530
Deferred income tax - long term	10,936	10,936
Other assets	16	16
Total assets	$25,444	$26,648

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$887	$972
Accrued commission	256	139
Accrued payroll and benefits	441	455
Accrued warranty	191	200
Income taxes payable	-	30
Deferred revenue	2	586
Deferred rent	45	36
Capital lease obligation	43	93
Other current liabilities	271	193
Total current liabilities	2,136	2,704
Long term obligations - Deferred rent	383	413
Long term obligations - Capital lease	-	10
Total liabilities	2,519	3,127
Commitments and contingencies
Shareholders' equity:
Preferred stock of no par value;
Authorized 1,000,000 shares; no shares issued or outstanding at September 24, 2011 and March 26, 2011	-	-
Common stock of no par value; Authorized 40,000,000 shares; 5,023,782 shares at September 24, 2011 and 4,994,157 shares at March 26, 2011 issued and outstanding	14,643	14,485
Retained earnings	8,282	9,036
Total shareholders' equity	22,925	23,521
Total liabilities and shareholders' equity	$25,444	$26,648

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
(In thousands except per-share data)	2011	2010	2011	2010
Net sales	$4,086	$4,749	$7,583	$9,450
Cost of sales	2,554	2,839	4,608	5,607
Gross profit	1,532	1,910	2,975	3,843

Engineering	635	564	1,315	1,049
Selling, general and administrative	1,562	1,522	2,996	2,913
Total operating expenses	2,197	2,086	4,311	3,962

Operating loss	(665)	(176)	(1,336)	(119)

Interest (expense) income, net	(1)	1	(1)	-
Loss before income taxes	(666)	(175)	(1,337)	(119)
Benefit from income taxes	(379)	(97)	(583)	(13,666)
Net (loss) income	$(287)	$(78)	$(754)	$13,547

(Loss) earnings per share - basic	$(0.06)	$(0.02)	$(0.15)	$2.76
(Loss) earnings per share - diluted	$(0.06)	$(0.02)	$(0.15)	$2.71

Weighted average shares used in per share calculation:
Basic	5,006	4,913	5,000	4,907
Diluted	5,006	4,913	5,000	5,002

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(In thousands)	September 24, 2011	September 25, 2010
Cash flows from operating activities:
Net (loss) income	$(754)	$13,547
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	61	71
Deferred income taxes	(585)	(13,666)
Share based compensation	117	136
Change in deferred rent	(21)	268
Changes in operating assets and liabilities	2,790	348
Net cash provided by operating activities	1,608	704

Cash flows from investing activities:
Purchases of property and equipment	(117)	(359)
Net cash used in investing activities	(117)	(359)

Cash flows from financing activities:
Proceeds from exercise of stock options	41	44
(Payments) proceeds on capital leases	(60)	66
Net cash (used in) provided by financing activities	(19)	110

Increase in cash and cash-equivalents	1,472	455

Beginning cash and cash-equivalents	1,408	3,074
Ending cash and cash-equivalents	$2,880	$3,529

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$1	$1

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

The Company provides for estimated costs that may be incurred for product warranties at the time of shipment.  The Company’s warranty policy generally provides one to three years depending on the product.  The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products.  For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product.  Adjustments are made as new information becomes available. Please see Footnote 7 for reconciliation of the warranty obligations.

(3)           Inventories

Inventories consist of the following:

(In thousands)	September 24, 2011	March 26, 2011
Raw materials	$3,487	$3,518
Work-in-progress	1,414	1,349
Finished goods	105	134
Demonstration inventory	539	385
Total	$5,545	$5,386

(4)           Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period.  Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, and dilutive unvested restricted stock were vested, using the treasury stock method.  Certain options are considered antidilutive because the options' exercise prices were above the average market price during the period.  The shares used in per share computations are as follows:

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
(In thousands except per share data)	2011	2010	2011	2010
Net (loss) income	$(287)	$(78)	$(754)	$13,547

Weighted average:
Common shares outstanding	5,006	4,913	5,000	4,907
Potential common shares	---	---	---	95
Common shares assuming dilution	5,006	4,913	5,000	5,002

Net (loss) income per share - basic	$(0.06)	$(0.02)	$(0.15)	$2.76
Net (loss) income per share - diluted	$(0.06)	$(0.02)	$(0.15)	$2.71
Stock options not included in computation
that could potentially dilute EPS in
the future	784	977	784	607
Restricted stock awards not included in
computation that could potentially	90	90	90	90
dilute EPS in the future

The number of stock options not included in the computation of diluted EPS for the three month periods ended September 24, 2011 and September 25, 2010 and for the six month period ended September 24, 2011 is a result of the Company’s net loss and, therefore, the options are antidilutive.  The number of stock options not included in the computation of diluted EPS for the six month period ended September 25, 2010 reflects stock options where the assumed proceeds  was greater than the average market price of the common shares and are, therefore, antidilutive.  The number of restricted stock awards not included in the computation of diluted EPS for the three and six month periods ended September 24, 2011 and September 25, 2010 reflect contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of September 24, 2011 and September 25, 2010.  The weighted average exercise price of excluded options was $1.98 and $2.23 as of September 24, 2011 and September 25, 2010 respectively.

(5)                      Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provides for the granting of options for up to 1,400,000 shares of Common Stock.  The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.  There were 65,000 options granted in the first half of fiscal 2012 and 135,000 options granted in the first half of fiscal 2011.  The weighted average grant date fair value was $1.37 and $1.59, respectively.  There were no restricted stock awards granted in the first half of fiscal 2012 and 90,000 restricted stock awards granted in the first half of fiscal 2011.  The weighted average grant date fair value was $2.34.  The restricted stock awards are considered fixed awards as the number of shares and fair value are known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.  The restricted stock awards are performance-based and one-third will vest annually through 2013 only if certain sales and profit goals are achieved by the Company.  No compensation cost was recognized for restricted stock awards during the three and six months ended September 24, 2011 and September 25, 2010 because management believes it is not more likely than not that the performance criteria will be met.

Cash flows resulting from the tax benefits derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activities in the statement of cash flows.  These excess tax benefits were not significant for the Company for each of the three and six months ended September 24, 2011 and September 25, 2010.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Dividend yield	None	None	None	None
Expected volatility	92.61%	107.14%	92.84%	101.29%
Risk-free interest rate	1.54%	0.29%	1.54%	1.14%
Expected term (years)	8.36	4.00	7.83	4.00

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

A summary of the changes in stock options outstanding for the six month period ended September 24, 2011 and the year ended March 26, 2011 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 27, 2010	868,027	$ 1.89	3.0	$ 332,127
Granted	140,000	2.41
Exercised	102,763	1.90
Forfeited / Expired	20,250	2.18
Outstanding at March 26, 2011	885,014	$ 1.96	2.5	$ 459,708
Granted	65,000	1.71
Exercised	29,625	1.42
Forfeited / Expired	136,745	1.87
Outstanding at September 24, 2011	783,644	$ 1.98	3.0	$ 10,996

Exercisable at September 24, 2011	420,269	$ 1.94	1.9	$ 7,891

Expected to vest at September 24, 2011	207,884	$ 2.11	4.0	$ 431

As of September 24, 2011, there was $288,000 of total unrecognized compensation cost related to non-vested options granted under the plan.  That cost is expected to be recognized over a weighted average period of 1.25 years.  There were 68,125 options that vested during the quarter ended September 24, 2011.  There were 106,099 options that vested during the quarter ended September 25, 2010.  The total fair value of options vested during each of the quarters ended September 24, 2011 and September 25, 2010 was $76,000 and $111,000, respectively.  Cash received from the exercise of stock options for the six month period ended September 24, 2011 and September 25, 2010 were $42,000 and $44,000, respectively, and related excess tax benefits or deficiencies were not significant.  Share based compensation cost recognized in operating results for the three months ended September 24, 2011 and September 25, 2010 totaled $63,000 and $60,000, respectively.  Share based compensation cost recognized in operating results for the six months ended September 24, 2011 and September 25, 2010 totaled $117,000 and $136,000, respectively.

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

The tables below present information for the three and six month periods ended September 24, 2011 and September 25, 2010.

	Three Months Ended			Three Months Ended
(In thousands)	September 24, 2011			September 25, 2010
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$21,994	$3,588	$72	$20,396	$2,703	$2
Microsource	3,450	498	(359)	5,900	2,046	(80)
Total	$25,444	$4,086	$(287)	$26,296	$4,749	$(78)

	Six Months Ended			Six Months Ended
(In thousands)	September 24, 2011			September 25, 2010
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$21,994	$6,011	$(146)	$20,396	$5,048	$13,371
Microsource	3,450	1,572	(608)	5,900	4,402	176
Total	$25,444	$7,583	$(754)	$26,296	$9,450	$13,547

(7)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$200	$121	$200	$139
Provision, net	43	32	108	57
Warranty costs incurred	(52)	(27)	(117)	(70)
Balance at end of period	$191	$126	$191	$126

(8)            Line of Credit

Effective September 15, 2011, the Company secured its revolving line of credit for $2,500,000, with interest payable at prime rate plus 1.5%.  The line of credit expires on September 15, 2012.  The borrowing capacity under this line of credit is based on the Company’s accounts receivable and is secured by all of the assets of the Company.  The Company was in compliance with all required covenants at September 24, 2011.  At September 24, 2011 and September 25, 2010 there was no balance on the line of credit.

(9)            Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

The Company’s tax benefit for the six months ending September 24, 2011 was $583,000.    The tax benefit exceeded the statutory rate primarily due to adjustments for permanent differences and R&D tax credits.  The tax benefit for the six months ending September 25, 2010 was $13,666,000 primarily due to the reversal of the valuation allowance against the deferred tax assets in the first quarter of 2011.

For the three and six months ended September 24, 2011 and September 25, 2010, the Company did not record any unrecognized tax benefits related to uncertain tax positions.  The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet.  The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.  The Company is not currently undergoing any audits by the tax authorities and does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(10) Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment.  The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  Management does not believe this Update will have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

(11)       Subsequent Events

The Company and Alara Capital AVI II, LLC (Alara) formerly Guggenheim Venture Partners, reached an agreement effective October 31, 2011 and expected to close within two weeks, as follows:

1)
Alara will purchase 9,997 shares of Giga-tronics Incorporated Preferred Shares at $220.00 per share, for approximately $2.2 million.  The Preferred Shares will convert to 999,700 shares of Common Stock at the buyers’ discretion.  The initial conversion rate will be 100 shares of the Company’s common stock for each Preferred Share, subject to certain adjustments for stock dividends, stock splits and similar events.  Through January 1, 2014, the Preferred Stock Shareholders will receive 110% of 100 times any cash dividend paid per share to Common Stock Shareholders.  After such date it will be 100% of 100 times the Common Stock Cash Dividend, if any.  Liquidation preference for the Preferred Shares will be $231.00 per share.

2)
A warrant for the purchase of 848,684 additional shares of Giga-tronics common stock at $3.30 per share will be issued to Alara, valued at approximately $2.8 million, with the right to exercise subject to shareholder approval.  Upon approval by the shareholders, the warrant will become exercisable for a period of 30 months.  A shareholder vote to approve the warrants will be held within 90 days of the closing.

3)	Upon closing, Giga-tronics Incorporated directors will expand the board from 5 to 7 members and appoint Joseph Thompson and Lutz Henckels as directors.
4)	The investor’s attorney and due diligence fees paid by Giga-tronics Incorporated will be approximately $90,000.

Item 2  -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In the first half of fiscal year 2012, the Company consisted of two operating and reporting segments: Giga-tronics Division and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.   The Company has seen a decrease in defense orders for the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011, whereas commercial orders have remained flat.  The Company has seen an increase in defense orders for the first half of fiscal 2012 versus the same period last year.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Giga-tronics Division	$2,330	$1,890	23%
Microsource	135	1,720	(92%)
Total	$2,465	$3,610	(32%)

	Six Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Giga-tronics Division	$6,215	$4,833	29%
Microsource	1,798	1,856	(3%)
Total	$8,013	$6,689	20%

New orders received in the second quarter of fiscal 2012 decreased by 32% to $2,465,000 from the $3,610,000 received in fiscal 2011.  New orders received in the first half of fiscal 2012 increased 20% to $8,013,000 from the $6,689,000 received in fiscal 2011.  Orders at Giga-tronics Division increased for the three and six month periods ended September 24, 2011 primarily due to an increase in military orders, whereas orders at Microsource decreased for the three and six month periods ended September 24, 2011 primarily due to a decrease in military demand for its products.

The following table shows order backlog and related information at the dates indicated :

BACKLOG
	Three Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Backlog of unfilled orders	$4,079	$5,735	(29%)
Backlog of unfilled orders
shippable within one year	2,937	4,526	(35%)
Previous fiscal year end (FYE)
long term backlog reclassified
during year as shippable
within one year	163	494	(67%)
Net cancellations during year of
previous FYE one-year backlog	-	-	0%

Backlog at the end of the second quarter of fiscal 2012 decreased 29% as compared to the end of the same period last year.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Giga-tronics Division	$3,588	$2,703	33%
Microsource	498	2,046	(76%)
Total	$4,086	$4,749	(14%)

	Six Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Giga-tronics Division	$6,011	$5,048	19%
Microsource	1,572	4,402	(64%)
Total	$7,583	$9,450	(20%)

Net sales in the second quarter of fiscal 2012 were $4,086,000, a 14% decrease from the $4,749,000 in fiscal 2011.  Net sales in the first half of fiscal 2012 decreased 20% to $7,583,000 from the $9,450,000 in fiscal 2011.  Sales at Giga-tronics Division increased for the three and six month periods ended September 24, 2011 primarily due to an increase in military shipments whereas shipments at Microsource decreased for the three and six month periods ended September 24, 2011 primarily due to a decrease in military demand for its products.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Cost of sales	$2,554	$2,839	(10%)

	Six Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Cost of sales	$4,608	$5,607	(18%)

Cost of sales as a percentage of sales increased by 2.7% for the second quarter of fiscal 2012 to 62.5% compared to 59.8% for the second quarter of fiscal 2011, driven by higher variances at Microsource due to low sales resulting in a lack of manufacturing absorption.

Cost of sales as a percentage of sales increased by 1.5% for the first half of fiscal 2012 to 60.8% compared to 59.3% from the first half of fiscal 2011 basically due to the reason described above.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Engineering	$635	$564	13%
Selling, general and administrative	1,562	1,522	3%
Total	$2,197	$2,086	5%

	Six Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Engineering	$1,315	$1,049	25%
Selling, general and administrative	2,996	2,916	3%
Total	4,311	3,962	9%

Operating expenses increased 5% or $110,000 in the second quarter of fiscal 2012 over fiscal 2011 due to an increase of $71,000 in product development expenses and an increase of $40,000 in selling, general and administrative expense.  The increase in product development expenses is due to a more aggressive investment in our instrument products.

Operating expenses increased 9% or $349,000 in the first half of fiscal 2012 over fiscal 2011 due to an increase of $266,000 in product development expenses and an increase of $83,000 in selling, general and administrative expense.  The increase in product development expenses as stated above increased research and development in our instrument products.

Giga-tronics recorded loss before income taxes of $666,000 for the second quarter of fiscal 2012 versus loss before income taxes of $175,000 for the same period last year.  The loss before income taxes for the first half of fiscal 2012 was $1,337,000 compared to $119,000 for the first half of fiscal 2011.  The increase in loss before income taxes was primarily due to a decrease in volume, an increase in cost of sales and an increase in operating expenses primarily associated with an increase in R&D efforts in fiscal 2012.

Income Taxes

The tax benefit in second quarter of fiscal 2012 was $379,000 compared to $97,000 in second quarter of fiscal 2011.  The primary reason for the difference was due to higher operating losses in the quarter and a change in the rate from 55% in fiscal 2011to 57% in fiscal 2012.

The tax benefit for the first half of fiscal 2012 was $583,000 compared to $13,666,000 for the first half of fiscal 2011.  The primary reason for the large benefit in fiscal 2011 was the Company’s reversal of the valuation allowance on its deferred tax assets during the first half of fiscal 2011.

Financial Condition and Liquidity

As of September 24, 2011, Giga-tronics had $2,880,000 in cash and cash equivalents, compared to $1,408,000 as of March 26, 2011.

Working capital at September 24, 2011 was $11,770,000 compared to $12,462,000 at March 26, 2011.  The decrease in working capital was primarily due to a reduction in accounts receivable offset by higher cash plus a decrease in deferred revenue as a result of shipping finished goods to the customer partially offset by the addition of the current portion of deferred income taxes.

The Company’s current ratio (current assets divided by current liabilities) at September 24, 2011 was 6.51 compared to 5.61 on March 26, 2011.

Cash provided by operations amounted to $1,608,000 for the six month period ended September 24, 2011.  Cash provided by operations amounted to $704,000 in the same period of fiscal 2011.  Cash provided by operations year to date for fiscal 2012 is primarily attributed the collection of accounts receivable.  Cash provided by operations in the first half of fiscal 2011 is primarily attributed to a decrease in rent payments due to credits from the landlord and collection of accounts receivable.

Additions to property and equipment were $117,000 in the first half of 2012.  Additions to property and equipment were $359,000 in the first half of 2011.  The capital equipment spending in fiscal 2012 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

Effective September 15, 2011, the Company secured its revolving line of credit for $2,500,000, with interest payable at prime rate plus 1.5%.  The line of credit expires on September 15, 2012.  The borrowing capacity under this line of credit is based on the Company’s accounts receivable and is secured by all of the assets of the Company.  The Company was in compliance with all required covenants at September 24, 2011.  At September 24, 2011 and September 25, 2010 there was no balance on the line of credit.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

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

As of September 24, 2011, Giga-tronics has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 26, 2011.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements tagged as blocks of text.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 3, 2011	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2011	/s/ Patrick J. Lawlor
Patrick J. Lawlor
Vice President Finance/
Chief Financial Officer & Secretary
(Principal Accounting Officer)