Form 10-Q
period 2011-12-31
GIGA TRONICS INC
filed 2012-02-10
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA	94583
(Address of principal executive offices)	(Zip Code)

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
Yes   [   ]    No  [ X ]

There were a total of 5,023,782 shares of the Registrant’s Common Stock outstanding as of February 10, 2012.

Part I - FINANCIAL INFORMATION

 ITEM 1  -  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share data)	December 31, 2011	March 26, 2011
Assets
Current assets:
Cash and cash-equivalents	$3,476	$1,408
Trade accounts receivable, net of allowance of $124 and $248, respectively	1,485	5,632
Inventories, net	4,789	5,386
Prepaid expenses and other current assets	219	420
Deferred income taxes	-	2,320
Total current assets	9,969	15,166

Property and equipment, net	628	530
Deferred income taxes - long term	-	10,936
Other assets	16	16
Total assets	$10,613	$26,648

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$530	$972
Accrued commission	79	139
Accrued payroll and benefits	382	455
Accrued warranty	167	200
Income taxes payable	-	30
Deferred revenue	8	586
Deferred rent	53	36
Capital lease obligations	35	93
Other current liabilities	324	193
Total current liabilities	1,578	2,704
Long term obligations - deferred rent	451	413
Long term obligations - capital lease	18	10
Total liabilities	2,047	3,127
Commitments and contingencies
Shareholders' equity:
Preferred stock of no par value; Authorized - 1,000,000 shares;
Series A - designated 250,000 shares; 0 shares at December 31, 2011 and March 26, 2011 issued and outstanding	-	-
Series B - designated 10,000 convertible shares; 9,997 shares at December 31, 2011 and 0 shares at March 26, 2011, issued and outstanding (liquidation preference of $2,309 at December 31, 2011)	1,997	-
Common stock of no par value;
Authorized - 40,000,000 shares; 5,023,782 shares at December 31, 2011 and 4,994,157 shares at March 26, 2011 issued and outstanding	14,741	14,485
Accumulated (deficit) earnings	(8,172)	9,036
Total shareholders' equity	8,566	23,521
Total liabilities and shareholders' equity	$10,613	$26,648

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Nine Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
(In thousands except per share data)
Net sales	$2,799	$4,640	$10,382	$14,090
Cost of sales	3,269	2,574	7,877	8,181
Gross margin	(470)	2,066	2,505	5,909

Engineering	745	559	2,060	1,608
Selling, general and administrative	1,397	1,493	4,393	4,406
Total operating expenses	2,142	2,052	6,453	6,014

Operating (loss) income	(2,612)	14	(3,948)	(105)

Interest (expense) income, net	(1)	4	(2)	4
(Loss) income before income taxes	(2,613)	18	(3,950)	(101)
Provision (benefit) for income taxes	13,841	29	13,258	(13,637)
Net (loss) income	$(16,454)	$(11)	$(17,208)	$13,536

(Loss) earnings per share - basic	$(3.28)	$(0.00)	$(3.44)	$2.75
(Loss) earnings per share - diluted	$(3.28)	$(0.00)	$(3.44)	$2.70

Weighted average shares used in per share calculation:
Basic	5,024	4,946	5,008	4,920
Diluted	5,024	4,946	5,008	5,014

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended
	December 31, 2011	December 25, 2010
(In thousands)
Cash flows from operating activities:
Net (loss) income	$(17,208)	$13,536
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	94	107
Deferred income taxes	13,256	(13,637)
Share based compensation	215	227
Change in deferred rent	55	283
Changes in operating assets and liabilities	3,860	(627)
Net cash provided by (used in) operating activities	272	(111)

Cash flows from investing activities:
Purchases of property and equipment	(192)	(362)
Net cash used in investing activities	(192)	(362)

Cash flows from financing activities:
Proceeds from exercise of stock options	41	147
Proceeds from issuance of preferred stock, net of stock offering costs	1,997	-
(Payments) proceeds on capital leases	(50)	38
Net cash provided by financing activities	1,988	185

Increase (decrease) in cash and cash-equivalents	2,068	(288)

Beginning cash and cash-equivalents	1,408	3,074
Ending cash and cash-equivalents	$3,476	$2,786

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$2	$3

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

(3)           Inventories

Inventory is comprised of the following at December 31, 2011 and March 26, 2011.

(In thousands)	December 31, 2011	March 26, 2011
Raw materials	$2,533	$3,518
Work-in-progress	1,476	1,349
Finished goods	251	134
Demonstration inventory	529	385
Total	$4,789	$5,386

(4)           Earnings (Loss) Per Share

Basic earnings (loss) per share (basic EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period.  Diluted earnings (loss) per share (diluted EPS) reflects the net incremental shares that would be issued if dilutive contracts to issue common stock were exercised or converted into common stock, using the treasury stock method.  In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive.  In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period.  The shares used in per share computations are as follows:

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
(In thousands except per share data)	2011	2010	2011	2010
Net (loss) income	$(16,454)	$(11)	$(17,208)	$13,536

Weighted average:
Common shares outstanding	5,024	4,946	5,008	4,920
Potential common shares	-	-	-	94
Common shares assuming dilution	5,024	4,946	5,008	5,014

Net (loss) earnings per share - basic	$(3.28)	$(0.00)	$(3.44)	$2.75
Net (loss) earnings per share - diluted	$(3.28)	$(0.00)	$(3.44)	$2.70
Stock options not included in computation that could potentially dilute EPS in the future	1,172	927	1,172	487
Restricted stock awards not included in computation that could potentially dilute EPS in the future	90	90	90	90
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	997	-	997	-

The number of stock options not included in the computation of diluted EPS for the three month periods ended December 31, 2011 and December 25, 2010 and for the three and nine month period ended December 31, 2011 are a result of the Company’s net loss and, therefore, the options are antidilutive. The number of stock options not included in the computation of diluted EPS for the nine month periods ended December 25, 2010 reflects stock options where the assumed proceeds were greater than the average market price of the common shares and are, therefore, antidilutive. The number of restricted stock awards not included in the computation of diluted EPS for the three and nine month periods ended December 31, 2011 and December 25, 2010 reflect contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of December 31, 2011 and December 25, 2010. The number of convertible preferred shares not included in the computation of diluted EPS for the three and nine month periods ended December 31, 2011 reflects convertible preferred stock where the assumed proceeds from conversion were greater than the average market price of the common shares and are, therefore, antidilutive. The weighted average exercise price of excluded options for the three and nine month periods ended December 31, 2011 was $1.80. The weighted average exercise price of excluded options for the three and nine month periods ended December 25, 2010 was $1.96 and $2.23, respectively.

(5)           Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provides for the granting of options for up to 1,400,000 shares of Common Stock.  The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.  There were 590,000 options granted in the first nine months of fiscal 2012 and 140,000 options granted in the first nine months of fiscal 2011.  The weighted average grant date fair value was $1.35 and $1.60, respectively.  There were no restricted stock awards granted in the first nine months of fiscal 2012 and 90,000 restricted stock awards granted in the first nine months of fiscal 2011.  The weighted average grant date fair value was $2.34.  The restricted stock awards are considered fixed awards as the number of shares and fair value are known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.  The restricted stock awards are performance-based and one-third will vest annually through 2013 only if certain sales and profit goals are achieved by the Company.  No compensation cost was recognized for restricted stock awards during the three and nine months ended December 31, 2011 and December 25, 2010 because management believes it is more likely than not that the performance criteria will not be met.

Cash flows resulting from the tax benefits derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activities in the statement of cash flows.  These excess tax benefits were not significant for the Company for each of the three and nine months ended December 31, 2011 and December 25, 2010.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2011	2010	2011	2010
Dividend yield	None	None	None	None
Expected volatility	91.84%	94.79%	91.95%	101.15%
Risk-free interest rate	0.91%	0.74%	0.98%	1.13%
Expected term (years)	8.36	4.00	8.30	4.00

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

A summary of the changes in stock options outstanding for the nine month period ended December 31, 2011 and the year ended March 26, 2011 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 27, 2010	868,027	$1.89	3.0	$332,127
Granted	140,000	2.41
Exercised	102,763	1.90
Forfeited / Expired	20,250	2.18
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708
Granted	590,000	1.65
Exercised	29,625	1.42
Forfeited / Expired	273,745	2.05
Outstanding at December 31, 2011	1,171,644	$1.80	6.1	$22,437

Exercisable at December 31, 2011	337,644	$1.84	2.0	$16,632

Expected to vest at December 31, 2011	701,246	$1.78	7.8	$4,881

As of December 31, 2011, there was $812,000 of total unrecognized compensation cost related to non-vested options granted under the plan.  That cost is expected to be recognized over a weighted average period of 2.13 years.  There were 22,000 options that vested during the quarter ended December 31, 2011.  There were 48,625 options that vested during the quarter ended December 25, 2010.  The total fair value of options vested during each of the quarters ended December 31, 2011 and December 25, 2010 was $31,000 and $71,000, respectively.  Cash received from the exercise of stock options for the nine month period ended December 31, 2011 and December 25, 2010 were $41,000 and $147,000, respectively, and related excess tax benefits or deficiencies were not significant.  Share based compensation cost recognized in operating results for the three months ended December 31, 2011 and December 25, 2010 totaled $98,000 and $91,000, respectively.  Share based compensation cost recognized in operating results for the nine months ended December 31, 2011 and December 25, 2010 totaled $215,000 and $227,000, respectively.

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

The tables below present information for the three and nine month periods ended December 31, 2011 and December 25, 2010.

	At and for the			At and for the
	Three Months Ended			Three Months Ended
(In thousands)	December 31, 2011			December 25, 2010
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$8,622	$2,207	$(15,159)	$21,544	$2,988	$(77)
Microsource	1,991	592	(1,295)	4,660	1,652	66
Total	$10,613	$2,799	$(16,454)	$26,204	$4,640	$(11)

	Nine Months Ended			Nine Months Ended
(In thousands)	December 31, 2011			December 25, 2010
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$8,622	$8,218	$(15,305)	$21,544	$8,036	$13,294
Microsource	1,991	2,164	(1,903)	4,660	6,054	242
Total	$10,613	$10,382	$(17,208)	$26,204	$14,090	$13,536

(7)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$191	$126	$200	$139
Provision, net	47	83	155	140
Warranty costs incurred	(71)	(55)	(188)	(125)
Balance at end of period	$167	$154	$167	$154

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

The Company’s tax expense for the nine months ending December 31, 2011 was $13,258,000. During the third quarter of 2012, the Company recorded a full valuation allowance against its net deferred tax assets based on management's analysis that it is more likely than not that the deferred tax assets would not be utilized in the future. The tax benefit for the nine months ending December 25, 2010 was $13,637,000 due to the reversal of the previous valuation allowance against the deferred tax assets in the first quarter of fiscal 2011.  The Company had removed the valuation allowance on its net deferred tax assets during the first quarter of fiscal 2011 because management concluded based on evidence available at that time that it was more likely than not that the Company would realize the benefits from the deferred tax assets on tax returns prior to the expiration of those benefits.  However, the losses experienced by the Company in fiscal 2012, combined with changes in management’s projection of future operations caused a change in management’s estimate of the likelihood of the Company’s realization of these deferred tax assets.

As of December 31, 2011, the Company did not record any unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non‐current deferred tax asset on the Consolidated Balance Sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits. The Company is not currently undergoing any audits by the tax authorities and does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(9) Line of Credit

Effective September 15, 2011, the Company secured its revolving line of credit for $2,500,000, with interest payable at prime rate plus 1.5%. The line of credit expires on September 15, 2012. The borrowing capacity under this line of credit is based on the Company’s accounts receivable and is secured by all of the assets of the Company. Because of the full valuation allowance against its net federred tax assets, the Company defaulted on its tangible net worth Covenant at December 31, 2011. Silicon Valley Bank has subsequently issued a waiver to the default and has amended the Covenants. At December 31, 2011 and December 25, 2010 there was no balance on the line of credit.

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

(11)           Series B Convertible Voting Perpetual Preferred Stock and Warrants

On November 10, 2011, the Company received approximately $2.2 million in new capital from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”) under the Securities Purchase Agreement entered into on October 31, 2011.  Under the terms of the Securities Purchase Agreement, the Company issued 9,997 shares of its new Series B Convertible Voting Perpetual Preferred Stock to the Investor for aggregate consideration of $2,199,340, at a price of $220 per share of Series B Preferred Stock.  Alara Capital Partners, LLC, a technology investment firm, is the sponsor of the Investor.

Each share of Series B Preferred Stock initially is convertible at the option of the holder into 100 shares of the Company’s common stock.  The conversion ratio is subject to customary adjustments for stock splits, stock dividends, recapitalizations and similar transactions.  If all shares of Series B Preferred Stock were converted as of December 31, 2011, holders of such shares would acquire 999,700 shares of common stock of the Company, or 16.6% of the pro forma number of shares of common stock that would have been  outstanding as of that date.  Each share of Series B Preferred Stock has a liquidation preference of $231, equal to 105% of the purchase price.  If the Company pays a dividend on its common stock, it is required to pay a dividend on the Series B Preferred Stock until December 31, 2013, equal to 110% and thereafter equal to 100% of the cash dividend that would be payable on the number of shares of common stock into which each share of Series B Preferred Stock is then convertible.  The Series B Preferred Stock generally votes together with the common stock, on an as-converted basis, on each matter submitted to the vote or approval of the holders of common stock, and votes as a separate class with respect to certain actions that adversely affect the rights of the Series B Preferred Stock and on other matters as required by law.

The Company also issued to the Investor a Warrant to purchase up to 848,684 additional shares of common stock of the Company.  The exercise price of the Warrant is $3.30 per share, subject to antidilution adjustments for stock splits, stock dividends, reclassifications and similar events.  The Warrant will cease to be exercisable 30 months after the Shareholder Approval Date, which is defined as the date on which shareholders approve exercise of the Warrant as required by rules of Nasdaq relating to certain private sales of securities.  The Company held a special meeting of shareholders on February 7, 2012, at which the shareholders gave the required approval for exercise of the Warrant.  Therefore, February 7, 2012 is the Shareholder Approval Date, and the Warrant must be exercised, if at all, on or before August 7, 2014.

As of December 31, 2011, the Company had recorded $1,997,000 as preferred stock on the consolidated balance sheet.  This amount is net of stock offering costs of approximately $202,000 and represents the value attributable to both the convertible preferred stock and warrants issued to the Investor.

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

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In fiscal 2012, the Company consisted of two operating and reporting segments: Giga-tronics Division and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.   The Company has seen a decrease in orders for the first nine months of fiscal 2012 versus the first nine months of fiscal 2011.   Defense orders improved during this period as compared to the same period last year, while commercial orders declined.

The Company continues to monitor costs, including reductions in personnel, facilities and other expenses, to more appropriately align costs with revenues.

Results of Operations

New orders received, net of orders cancelled by segment, are as follows for the periods shown:

NEW ORDERS
	Three Months Ended
(Dollars in thousands)	December 31, 2011	December 25, 2010	% change
Giga-tronics Division	$2,190	$6,599	(67%)
Microsource	310	(378)	182%
Total	$2,500	$6,221	(60%)

	Nine Months Ended
(Dollars in thousands)	December 31, 2011	December 25, 2010	% change
Giga-tronics Division	$8,405	$11,432	(26%)
Microsource	2,108	1,478	43%
Total	$10,513	$12,910	(19%)

New orders received, net of orders cancelled in the third quarter of fiscal 2012 decreased by 60% to $2,500,000 from the $6,221,000 received in the third quarter of fiscal 2011. New orders received, net of orders cancelled, for the nine months ended December 31, 2011 decreased 19% to $10,513,000 from the $12,910,000 received for the same period a year ago. Orders at Giga-tronics Division decreased for the three and nine month periods ended December 31, 2011 primarily due to a decrease in commercial orders. This decrease was led by switch orders from the telecommunication market which have been slow in coming. On the instrument side, orders for capital equipment are still suffering from the recession; whereas orders at Microsource increased for the three and nine month periods ended December 31, 2011 primarily due to an increase in new military orders and cancellation of previous quarter’s backlog.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
	At and for the
	Three Months Ended
(Dollars in thousands)	December 31, 2011	December 25, 2010	% change
Backlog of unfilled orders	$3,780	$7,316	(48%)
Backlog of unfilled orders shippable within one year	3,780	6,694	(44%)
Previous fiscal year end (FYE) long term backlog reclassified during year as shippable within one year	1,142	587	95%
Net cancellations during year of previous FYE one-year backlog	-	460	0%

Backlog at the end of the third quarter of fiscal 2012 decreased 48% as compared to the end of the same period last year. This was due to a reduction in commercial backlog of $2,683,000 and a reduction of $853,000 in military backlog. The reduction in commercial backlog was driven by shipping more out of backlog than was replenished by new orders. On the military backlog, orders were sporadic and driven by large annual or bi-annual orders. Although the Company expected to close a few orders in the third quarter, some slipped to the fourth quarter pending final negotiations.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Months Ended
(Dollars in thousands)	December 31, 2011	December 25, 2010	% change
Giga-tronics Division	$2,207	$2,988	(26%)
Microsource	592	1,652	(64%)
Total	$2,799	$4,640	(40%)

	Nine Months Ended
(Dollars in thousands)	December 31, 2011	December 25, 2010	% change
Giga-tronics Division	$8,218	$8,036	2%
Microsource	2,164	6,054	(64%)
Total	$10,382	$14,090	(26%)

Fiscal 2012 third quarter net sales decreased by 40%, or $1,841,000, to $2,799,000 from the $4,640,000 received in the third quarter of fiscal 2011. Net sales for both Giga-tronics Division and Microsource were down for the quarter, however, military sales at Giga-tronics Division increased by $130,000. Net sales for the nine month period ended December 31, 2011 were $10,382,000, a 26% decrease from the $14,090,000 in the nine month period ended December 25, 2010. Sales at Giga-tronics Division increased for the nine month period ended December 31, 2011 primarily due to an increase in military shipments which was accomplished by shipping out of backlog; whereas shipments at Microsource decreased for the nine month period ended December 31, 2011 due to decreases in both military and commercial demand for its products. The Company anticipates increased business pending final negotiations with Boeing.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Months Ended
(Dollars in thousands)	December 31, 2011	December 25, 2010	% change
Cost of sales	$3,269	$2,574	27%

	Nine Months Ended
(Dollars in thousands)	December 31, 2011	December 25, 2010	% change
Cost of sales	$7,877	$8,181	(4%)

Cost of sales as a percentage of sales increased by 61.3% for the third quarter of fiscal 2012 to 116.8% compared to 55.5% for the third quarter of fiscal 2011. The increase at both Giga-tronics and Microsource was due to volume-based low manufacturing overhead absorption; and, a large charge to inventory reserves. Giga-tronics management undertook a critical review of products offered for sale resulting in a 100% reserve for products deemed to have limited or no likelihood of future sales.

Cost of sales as a percentage of sales increased by 17.8% for the first nine months of fiscal 2012 to 75.9% compared to 58.1% for the first nine months of fiscal 2011 due to the third quarter events described above.

Operating expenses were as follows for the fiscal periods shown:

OPERATING EXPENSES
	Three Months Ended
(Dollars in thousands)	December 31, 2011	December 25, 2010	% change
Engineering	$745	$559	33%
Selling, general and administrative	1,397	1,493	(6%)
Total	$2,142	$2,052	4%

	Nine Months Ended
(Dollars in thousands)	December 31, 2011	December 25, 2010	% change
Engineering	$2,060	$1,608	28%
Selling, general and administrative	4,393	4,406	0%
Total	$6,453	$6,014	7%

Operating expenses increased 4% or $90,000 in the third quarter of fiscal 2012 over fiscal 2011 due to an increase of $186,000 in product development expenses offset by a decrease of $96,000 in selling, general and administrative expense. The increase in product development expenses is due to a more aggressive investment in our instrument products.

Operating expenses increased 7% or $439,000 for the first nine months of fiscal 2012 over fiscal 2011 due to an increase of $452,000 in product development expenses offset by a decrease of $13,000 in selling, general and administrative expense.  The increase in product development expenses as stated above increased research and development in our instrument products.

Giga-tronics recorded loss before income taxes of $2,613,000 for the third quarter of fiscal 2012 versus income before income taxes of $18,000 for the same period last year.  The loss before income taxes for the first nine months of fiscal 2012 was $3,950,000 compared to a loss of $101,000 for the first nine months of fiscal 2011.  The increase in loss before income taxes was primarily due to a decrease in volume, an increase in cost of sales driven by higher inventory reserves and an increase in operating expenses primarily associated with an increase in R&D efforts in fiscal 2012.

Deferred Tax Assets

Deferred tax assets are subject to a valuation allowance when management is unable to conclude that its deferred tax assets will more likely than not be realized from the results of operations. The Company has reviewed all available evidence (both positive and negative) as described in Accounting Standards Codification 740. Midway through fiscal 2012 the Company renewed its emphasis on developing next generation instrument products with the goal of driving sustained revenue growth; and during fiscal 2012, the Company increased its product development expenses to more aggressively invest in its instrument products. Because of this change in outlook the Company sales forecast for fiscal 2012 has been reduced by approximately $10 million. During the third quarter of fiscal 2012, the Company also re-examined its excess inventory and end of life calculations, resulting in a charge to operations of approximately $1,200,000. The cumulative operating income for the preceding 36 months through the third quarter of fiscal 2012 was a net operating loss of $1,415,000. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical operations and projections for future operations over the periods in which the deferred tax assets become deductible, management believes it is more likely than not the Company will not generate taxable income sufficient to realize the benefits of deferred tax assets prior to expiration, and consequently, has recorded a full valuation allowance against the company's net deferred tax assets resulting in an income tax expense for the nine months ending December 31, 2011 of $13,258,000.

Financial Condition and Liquidity

As of December 31, 2011, the Company had $3,476,000 in cash and cash equivalents, compared to $1,408,000 as of March 26, 2011.

Working capital at December 31, 2011 was $8,391,000 compared to $12,462,000 at March 26, 2011.  The decrease in working capital was primarily due to a reduction in accounts receivable, a reversal of the deferred income tax asset, offset by higher cash plus a decrease in deferred revenue as a result of shipping finished goods to the customer.

The Company’s current ratio (current assets divided by current liabilities) at December 31, 2011 was 6.32 compared to 5.61 on March 26, 2011.

Cash provided by operations amounted to $272,000 for the nine months ended December 31, 2011.  Cash used in operations amounted to $111,000 in the same period of fiscal 2011.  Cash provided by operations in the first nine months of fiscal 2012 is primarily attributed to decreases in accounts receivable, inventory, and deferred revenue.  Cash used in operations in the first nine months of fiscal 2011 is primarily attributed to a decrease in deferred revenue.

Additions to property and equipment were $192,000 in the first nine months of fiscal 2012 compared to $362,000 for the same period last year.   The capital equipment spending in fiscal 2012 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

Effective September 15, 2011, the Company secured its revolving line of credit for $2,500,000, with interest payable at prime rate plus 1.5%.  The line of credit expires on September 15, 2012.  The borrowing capacity under this line of credit is based on the Company’s accounts receivable and is secured by all of the assets of the Company. Because of the full valuation allowance against its net deferred tax assets, the Company defaulted on its tangible net worth Covenant at December 31, 2011.  Silicon Valley Bank has subsequently issued a waiver to the default and has amended the Covenants.  At December 31, 2011 and December 25, 2010 there was no balance on the line of credit.

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

As of December 31, 2011, the Company has no material pending legal proceedings.  From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

The Company is a smaller reporting company and is not required to report under this item.

Item 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

The Company previously reported in its Form 8-K filed on November 14, 2011, the unregistered sale of 9,997 shares of Series B Convertible Voting Perpetual Preferred Stock (each share convertible into 100 shares of common stock at the option of the holder) and the issuance of warrants to purchase up to 848,684 shares of common stock  The exercise of the warrants was subject to shareholder approval of such exercise. Shareholder approval was granted at a special meeting of shareholders on February 7, 2012.

Item 3  -  Defaults Upon Senior Securities

As reported in its Form 8-K filed on January 24, 2012, the Company was in default as of December 31, 2011, under a financial covenant related to minimum tangible net worth under its line of credit facilities with its bank lender. Silicon Valley Bank has subsequently issued a waiver to the default and has amended the Covenants. At December 31, 2011 and December 25, 2010 there was no balance on the line of credit.

Item 4  -  [Reserved]

Item 5  -  Other Information

None.

Item 6  -  Exhibits

See the Exhibit Index immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 10, 2012	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 10, 2012	/s/ Frank D. Romejko
Frank D. Romejko
VP Finance/Chief Financial Officer (Acting)
(Principal Accounting Officer)

EXHIBIT INDEX

3.1
Certificate of Determination for Series B Convertible Voting Perpetual Preferred Stock, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on November 14, 2011.

4.1
Form of stock certificate for shares of Series B Convertible Voting Perpetual Preferred Stock, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on November 14, 2011.

10.1
Securities Purchase Agreement dated October 31, 2011, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on November 3, 2011.

10.2
Warrant to purchase 848,684 shares of common stock, dated November 10, 2011, issued to Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on November 14, 2011.

10.3
Investor Rights Agreement dated November 10, 2011, between the company and Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on November 14, 2011.

10.4
Form of Voting Agreement between the Investor and members of the board of directors of the Company with respect to exercisability of the Warrant, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on November 14, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished but not filed).