Form 10-K/A
period 2011-03-26
GIGA TRONICS INC
filed 2012-06-19
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K/A3

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

GIGA-TRONICS INCORPORATED
FORM 10-K/A
EXPLANATORY NOTE

This Amendment No. 3 to the annual report of Giga-tronics Incorporated on Form 10-K/A (“Form 10-K/A” or “Amended Filing”) amends our annual report on Form 10-K for the year ended March 26, 2011, which was originally filed on May 19, 2011 (“Original Form 10-K”). This amendment is being filed for the purpose of restating certain amounts in the Selected Financial Data in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, Financial Statements in Item 8, Controls and Procedures in Item 9A and Exhibits in Item 15.

Subsequent to filing the Company’s annual report on Form 10-K, for the year ended March 26, 2011, the Company determined that a full valuation allowance on its deferred tax asset should have been maintained as of March 26, 2011.  Management determined that it was necessary to maintain the valuation allowance against its deferred tax assets after considering information that should have been used to measure the positive and negative evidence regarding the ultimate realization of the net deferred tax assets in the original assessment.

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future taxable income.  In its reassessment, Management concluded that objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income.  As a result, the Company determined it necessary to maintain a full valuation allowance against its net deferred tax asset and is restating its financial statements on this Amended Filing for the year ended March 26, 2011.

The results of this change on the Consolidated Balance Sheet as of March 26, 2011, Consolidated Statement of Operations for the year ended March 26, 2011, and Consolidated Statement of Cash Flows for the year ended March 26, 2011, are discussed under Note 2 to the Consolidated Financial Statements.

The restatement reflects non-cash adjustments and has no effect on previously reported operating income results

Pursuant to the rules of the SEC, Item 15, Part IV has also been amended to contain the currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.1, 31.2, and 32.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, other than the restatement for the matter discussed above. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K (except as amended hereby), as well as the Company’s other filings subsequent to the filing of the Original Form 10-K, including any amendments to those filings.  Concurrent with the Form 10-K/A, the company will file amended Forms 10-Q for the first, second and third quarters of fiscal year ended March 31, 2012.

PART IV

SIGNATURES	34
Exhibit Index	35

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

SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Operations:	Years Ended
(In thousands except per share data)	As restated March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008	March 31, 2007
Net sales	$21,029	$19,057	$17,421	$18,331	$18,048
Gross profit	8,929	8,435	7,504	7,748	7,546
Operating expenses	8,086	7,117	7,914	7,939	9,548
Interest income (expense), net	4	(16)	7	36	108
Pre-tax income (loss) from continuing operations	847	1,302	(403)	(201)	(1,894)
Provision for income taxes	31	2	2	2	1
Income (loss) from continuing operations	816	1,300	(405)	(203)	(1,895)
Income (loss) on discontinued operations, net of income taxes	-	-	75	(31)	28
Net income (loss)	$816	$1,300	$(330)	$(234)	$(1,867)

Basic earnings (loss) per share:
From continuing operations	$0.17	$0.27	$(0.08)	$(0.04)	$(0.40)
On discontinued operations	-	-	0.01	(0.01)	0.01
Net earnings (loss) per share - basic	$0.17	$0.27	$(0.07)	$(0.05)	$(0.39)

Diluted earnings (loss) per share:
From continuing operations	$0.16	$0.26	$(0.08)	$(0.04)	$(0.40)
On discontinued operations	-	-	0.01	(0.01)	0.01
Net earnings (loss) per share - dilutive	$0.16	$0.26	$(0.07)	$(0.05)	$(0.39)

Shares of common stock - basic	4,935	4,846	4,824	4,813	4,809
Shares of common stock - dilutive	5,040	4,907	4,824	4,813	4,809

Financial Position:	Years Ended
(In thousands except per share data)	As restated March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008	March 31, 2007
Current ratio	4.75	2.77	3.14	3.68	3.09
Working Capital	$10,142	$8,683	$7,131	$7,231	$7,280
Total assets	$13,392	$13,919	$10,789	$10,361	$11,161
Shareholders' equity	$10,265	$8,943	$7,332	$7,392	$7,393

Percentage Data:	Years Ended
(Percentage of net sales)	As restated March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008	March 31, 2007
Gross profit	42.5%	44.3%	43.1%	42.3%	41.8%
Operating expenses	38.5%	37.3%	45.4%	43.3%	52.9%
Interest (expense) income, net	0.0%	(0.1%)	0.0%	0.2%	0.6%
Pre-tax income (loss) from continuing operations	4.0%	6.8%	(2.3%)	(1.1%)	(10.5%)
Income (loss) on discontinued operations, net of income taxes	0.0%	0.0%	0.4%	(0.2%)	0.2%
Net income (loss)	3.9%	6.8%	(1.9%)	(1.3%)	(10.3%)

SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of unaudited results of operations for the fiscal years ended March 26, 2011 and March 27, 2010.

Quarterly Financial Information (Unaudited)	2011(As restated)
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$4,701	$4,749	$4,640	$6,939	$21,029
Gross profit	1,933	1,910	2,066	3,020	8,929
Operating expenses	1,876	2,086	2,052	2,072	8,086
Interest (expense) income, net	(1)	1	4	-	4
Pre-tax income (loss) from continuing operations	56	(175)	18	948	847
Provision for income taxes	-	-	-	31	31
Net income (loss)	$56	$(175)	$18	$917	$816

Net earnings (loss) per share - basic	$0.01	$(0.04)	$0.00	$0.18	$0.17

Net earnings (loss) per share - diluted	$0.01	$(0.04)	$0.00	$0.18	$0.16

Shares of common stock - basic	4,901	4,913	4,946	4,982	4,935
Shares of common stock - diluted	5,000	4,913	5,062	5,116	5,040

Quarterly Financial Information (Unaudited)	2010
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$4,469	$4,623	$4,784	$5,181	$19,057
Gross profit	2,114	2,113	2,054	2,154	8,435
Operating expenses	1,775	1,734	1,738	1,870	7,117
Interest (expense) income, net	(3)	(6)	(7)	-	(16)
Pre-tax income from continuing operations	335	373	309	285	1,302
Provision for income taxes	2	-	-	-	2
Net income	$333	$373	$309	$285	$1,300

Net earnings per share - basic	$0.07	$0.08	$0.06	$0.06	$0.27

Net earnings per share - diluted	$0.07	$0.08	$0.06	$0.06	$0.26

Shares of common stock - basic	4,824	4,828	4,846	4,887	4,846
Shares of common stock - diluted	4,826	4,844	4,940	5,013	4,907

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with the Company’s financial statements and related notes thereto included in Item 8 in this Amendment No. 3 on Form 10-K/A (“Amendment No. 3”) and gives effect to the restatement discussed in Note 2 to the Consolidated Financial Statements.

Our business and the associated risks have changed since the date this report was originally filed with the SEC, and we undertake no obligation to update the forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Further, except for the forward-looking statements included in Item 9A, “Controls and Procedures” and under the heading “Restatement of Financial Statements” under this Item 7, all forward-looking statements contained in this Amendment No. 3 on Form 10-K/A to our Annual Report, unless they are specifically otherwise stated to be made as of a different date, are made as of the original filing date of our Annual Report on Form 10-K for the year ended March 26, 2011. This Amendment No. 3 amends and restates the following items of our Form 10-K as affected by the revised valuation allowance against deferred tax assets: (i) Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation; (ii) Part II, Item 8 — Financial Statements and Supplementary Data; (iii) Part II, Item 9A — Controls and Procedures; and, (iv) Part IV, Item 15 — Exhibits. All information in our Annual Report on Form 10-K for the fiscal year ended March 26, 2011, as amended by this Amendment No. 3, speaks as of the date of the original filing of our Form 10-K for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 3.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the years ended March 26, 2011 (as restated) and March 27, 2010.

Unless the context indicates or suggests otherwise reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Giga-tronics Incorporated (“Giga-tronics”) and its wholly-owned subsidiary, Microsource Incorporated (“Microsource”).

Restatement of Financial Statements

The Company is filing this Amendment No. 3 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 19, 2011. This filing amends and restates our previously reported financial statements for the fiscal year ended March 26, 2011 to reflect a full valuation allowance against its deferred tax assets.  Subsequent to filing the Company’s annual report on Form 10-K, for the year ended March 26, 2011, the Company determined that a full valuation allowance on its deferred tax asset should have been maintained as of March 26, 2011.  Management determined that it was necessary to maintain the valuation allowance against its deferred tax assets after considering information that should have been used to measure the positive and negative evidence regarding the ultimate realization of the net deferred tax assets in the original assessment.

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future taxable income.  In its reassessment, Management concluded that objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income.  As a result, the Company determined it necessary to maintain a full valuation allowance against its net deferred tax asset, as discussed more fully in Note 2 to the Consolidated Financial Statements.

The result of this change on the Consolidated Balance Sheet as of March 26, 2011, Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended March 26, 2011 is as follows:

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)	As of March 26
		2011

	As reported	Adjustments	As restated

Current deferred income tax	$2,320	$(2,320)	$-
Deferred income tax - long term	$10,936	$(10,936)	$-
Total assets	$26,648	$(13,256)	$13,392

Retained earnings (accumulated deficit)	$9,036	$(13,256)	$(4,220)
Total shareholders' equity	$23,521	$(13,256)	$10,265
Total liabilities and shareholders' equity	$26,648	$(13,256)	$13,392

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands)	For the year ended March 26 2011

	As reported	Adjustments	As restated
(Benefit) provision for income taxes	$(13,225)	$13,256	$31
Net income	$14,072	$(13,256)	$816

Earnings per share - basic	$2.85	$(2.68)	$0.17

Earnings per share - diluted	$2.79	$(2.63)	$0.16

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands)	For the year ended March 26
	2011
	As reported	Adjustments	As restated

Net income	$14,072	$(13,256)	$816
Accumulated earnings (deficit)	$9,036	$(13,256)	$(4,220)
Total shareholders' equity	$23,521	$(13,256)	$10,265

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)	For the year ended March 26
	2011
	As reported	Adjustments	As restated

Net income	$14,072	$(13,256)	$816
Deferred income taxes	$(13,256)	$13,256	$-
Net cash used in operating activities	$(1,503)	$-	$(1,503)

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

Giga-tronics recorded net income of $816,000 (as restated) or $0.16 (as restated) per fully diluted share for fiscal 2011 versus net income of $1,300,000 or $0.26 per fully diluted share in fiscal 2010.

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

Working capital for the 2011 fiscal year end was $10,142,000 (as restated), compared to $8,683,000 in 2010 and $7,131,000 in 2009.  The increase in working capital at 2011 from 2010 was primarily due to the increase in accounts receivable, and a reduction in the deferred revenue.  The increase in working capital at 2010 from 2009 was primarily due to the operating profit in the year, which was previously inventoried.  In the fourth quarter, the inventory was liquidated as it was sold.  In addition, the Company utilized its lease rent abatement in the fourth quarter.  Furthermore, the Company was awarded a contract that provided funding for procurement of inventory.

The Company’s current ratio (current assets divided by current liabilities) at March 26, 2011 was 4.8 (as restated) compared to 2.8 on March 27, 2010 and 3.1 on March 28, 2009.  At March 26, 2011 the increase was primarily due to the increase in accounts receivable, and a reduction in the deferred revenue.    At March 27, 2010 the decrease was primarily the result of cash received on funded projects.  The cash received is recorded equally as an asset and liability, however it results in having a deleterious effect on the ratio.

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

The Company considers all tax positions recognized in its financial statements for the likelihood of realization.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amounts of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if any, would be reflected as unrecognized tax benefits, as applicable,  in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes in the consolidated statements of income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Financial Statements	Page No.

Consolidated Balance Sheets -	15
As of March 26, 2011 (as restated) and March 27, 2010

Consolidated Statements of Income -	16
Years ended March 26, 2011 (as restated) and March 27, 2010

Consolidated Statements of Shareholders’ Equity -	17
Years ended March 26, 2011 (as restated) and March 27, 2010

Consolidated Statements of Cash Flows -	18
Years ended March 26, 2011 (as restated) and March 27, 2010

Notes to Consolidated Financial Statements (as restated)	19 - 29

Report of Independent Registered Public Accounting Firm	30

CONSOLIDATED BALANCE SHEET
(In thousands except share data)	March 26, 2011 (as restated, see Note 2)	March 27, 2010
Assets
Current Assets
Cash and cash equivalents	$1,408	$3,074
Trade accounts receivable, net of allowance of $248 and $95, respectively	5,632	4,332
Inventories, net	5,386	5,803
Prepaid expenses and other current assets	420	383
Total current assets	12,846	13,592

Property and equipment
Leasehold improvements	490	315
Machinery and equipment	15,565	15,590
Office furniture and fixtures	786	786
Total property and equipment	16,841	16,691
Less accumulated depreciation and amortization	16,311	16,380
Property and equipment, net	530	311
Other assets	16	16
Total assets	$13,392	$13,919

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$972	$881
Accrued commission	139	227
Accrued payroll and benefits	455	698
Accrued warranty	200	139
Income taxes payable	30	-
Deferred revenue	586	2,682
Deferred rent	36	-
Capital lease obligations	93	57
Other current liabilities	193	225
Total current liabilities	2,704	4,909

Long term oligation - Deferred rent	413	31
Long term oligation - Capital lease	10	36
Total liabilities	3,127	4,976

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock of no par value; Authorized 1,000,000 shares; no shares outstanding at March 26, 2011 and March 27, 2010	-	-
Common stock of no par value; Authorized 40,000,000 shares; 4,994,157 shares at March 26, 2011 and 4,891,394 at March 27, 2010 issued and outstanding	14,485	13,979
Retained earnings (accumulated deficit)	(4,220)	(5,036)
Total shareholders' equity	10,265	8,943
Total liabilities and shareholders' equity	$13,392	$13,919

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except share data)	March 26, 2011 (as restated, see Note 2)	March 27, 2010
Net sales	$21,029	$19,057
Cost of sales	12,100	10,622
Gross profit	8,929	8,435

Engineering	2,159	1,522
Selling, general and administrative	5,927	5,595
Total operating expenses	8,086	7,117

Operating income from continuing operations	843	1,318

Interest income (expense), net	4	(16)
Income before income taxes	847	1,302
Provision for income taxes	31	2
Net income	$816	$1,300

Earnings per share - basic	$0.17	$0.27
Earnings per share - diluted	$0.16	$0.26

Shares used in per share calculation:
Basic	4,935	4,846
Diluted	5,040	4,907

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Accumulated
(In thousands except share data)	Shares	Amount	Deficit (as restated, see Note 2)	Total (as restated, see Note 2)
Balance at March 28, 2009	4,824,021	$13,668	$(6,336)	$7,332
Net income			1,300	1,300
Share based compensation	-	187	-	187
Stock issuance under stock options plans	67,373	124	-	124
Balance at March 27, 2010	4,891,394	13,979	(5,036)	8,943
Net income			816	816
Share based compensation	-	311	-	311
Stock issuance under stock options plans	102,763	195	-	195
Balance at March 26, 2011	4,994,157	$14,485	$(4,220)	$10,265

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended
(In thousands except share data)	March 26, 2011 (as restated, see Note 2)	March 27, 2010
Cash flows from operations:
Net income	$816	$1,300
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Net provision for doubtful accounts	153	7
Depreciation and amortization	149	146
Loss on sale of fixed asset	-	1
Share based compensation	311	187
Deferred rent	418	(183)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,453)	(1,229)
Inventories	417	(394)
Prepaid expenses and other assets	(37)	47
Accounts payable	91	(338)
Accrued commissions	(88)	83
Accrued payroll and benefits	(243)	301
Accrued warranty	61	(38)
Income taxes payable	30	-
Deferred revenue	(2,096)	1,723
Other current liabilities	(32)	(81)
Net cash (used in) provided by operations	(1,503)	1,532

Cash flows from investing activities:
Proceeds from sales of equipment	-	-
Purchases of property and equipment	(368)	(152)
Net cash used in investing activities	(368)	(152)

Cash flows from financing activities:
Proceeds from capital lease	10	52
Issuance of common stock	195	124
Net cash provided by financing activities	205	176

Increase (decrease) in cash and cash equivalents	(1,666)	1,556

Beginning cash and cash equivalents	3,074	1,518
Ending cash and cash equivalents	$1,408	$3,074

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$4
Cash paid for interest	4	21

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

The Company considers all tax positions recognized in its financial statements for the likelihood of realization.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amounts of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if any, would be reflected as unrecognized tax benefits, as applicable,  in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes in the consolidated statements of income.

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

2           Restatement of Financial Statements

This filing amends and restates our previously reported financial statements for the fiscal year ended March 26, 2011 to reflect a full valuation allowance against its deferred tax assets.  Subsequent to filing the Company’s annual report on Form 10-K, for the year ended March 26, 2011, the Company determined that a full valuation allowance on its deferred tax asset should have been maintained as of March 26, 2011.  Management determined that it was necessary to maintain the valuation allowance against its deferred tax assets after considering information that should have been used to measure the positive and negative evidence regarding the ultimate realization of the net deferred tax assets in the original assessment.

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future taxable income.  In its reassessment, Management concluded that objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income.  As a result, the Company determined it necessary to maintain a full valuation allowance against its net deferred tax asset.  See also Note 8 to the Consolidated Financial Statements.

The result of this change on the Consolidated Balance Sheet as of March 26, 2011, Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended March 26, 2011 is as follows:

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)	As of March 26
		2011

	As reported	Adjustments	As restated

Current deferred income tax	$2,320	$(2,320)	$-
Deferred income tax - long term	$10,936	$(10,936)	$-
Total assets	$26,648	$(13,256)	$13,392

Retained earnings (accumulated deficit)	$9,036	$(13,256)	$(4,220)
Total shareholders' equity	$23,521	$(13,256)	$10,265
Total liabilities and shareholders' equity	$26,648	$(13,256)	$13,392

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands)	For the year ended March 26 2011
	As reported	Adjustments	As restated
(Benefit) provision for income taxes	$(13,225)	$13,256	$31
Net income	$14,072	$(13,256)	$816

Earnings per share - basic	$2.85	$(2.68)	$0.17

Earnings per share - diluted	$2.79	$(2.63)	$0.16

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands)	For the year ended March 26
	2011
	As reported	Adjustments	As restated

Net income	$14,072	$(13,256)	$816
Accumulated earnings (deficit)	$9,036	$(13,256)	$(4,220)
Total shareholders' equity	$23,521	$(13,256)	$10,265

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)	For the year ended March 26
	2011
	As reported	Adjustments	As restated

Net income	$14,072	$(13,256)	$816
Deferred income taxes	$(13,256)	$13,256	$-
Net cash used in operating activities	$(1,503)	$-	$(1,503)

3           Cash and Cash-Equivalents

Cash and cash-equivalents of $1,408,000 and $3,074,000 at March 26, 2011 and March 27, 2010, respectively, consist of overnight deposits.

4           Inventories

Inventories, net of reserves, consist of the following:

(Dollars in thousands)	March 26, 2011	March 27, 2010
Raw materials	$3,518	$3,337
Work-in-progress	1,349	1,930
Finished goods	134	128
Demonstration inventory	385	408
Total	$5,386	$5,803

5           Selling Expenses

Selling expenses consist primarily of commissions paid to various marketing agencies.  Commission expense totaled $565,000 and $735,000 for fiscal 2011 and 2010, respectively.  Advertising costs, which are expensed as incurred, totaled $98,000 and $95,000 for fiscal 2011 and 2010, respectively.

6           Significant Customers and Industry Segment Information

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

March 26, 2011 (Dollars in thousands)	Giga-tronics Division (as restated)	Microsource (as restated)	Total (as restated)
Revenue	$13,946	$7,083	$21,029
Interest income, net	-	4	4
Depreciation and amortization	127	22	149
Income (loss) before income taxes	980	(133)	847
Assets	9,917	3,475	13,392

March 27, 2010 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$12,001	$7,056	$19,057
Interest (expense) income, net	(18)	2	(16)
Depreciation and amortization	117	29	146
(Loss) income before income taxes	(30)	1,332	1,302
Assets	7,083	6,836	13,919

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

Export sales accounted for 40% and 21% of the Company’s sales in fiscal 2011 and 2010, respectively.  Export sales by geographical area are shown below:

(Dollars in thousands)	March 26, 2011	March 27, 2010
Americas	$1,603	$23
Europe	1,148	2,251
Asia	5,477	989
Rest of world	254	702
Total	$8,482	$3,965

7     Earnings per Share

Net income and shares used in per share computations for the years ended March 26, 2011 and March 27, 2010 are as follows:

(In thousands except share data)	March 26, 2011 (as restated)	March 27, 2010
Net income	$816	$1,300

Weighted average:
Common shares outstanding	4,935	4,846
Potential common shares	105	61
Common shares assuming dilution	5,040	4,907

Net earnings per share of common stock	$0.17	$0.27
Net earnings per share of common stock assuming dilution	$0.16	$0.26
Stock options not included in computation that could potentially dilute basic EPS in the future	636	568
Restricted stock awards not included in computation that could potentially dilute basic EPS in the future	90	-

The number of stock options not included in the computation of diluted earnings per share (EPS) for the periods ended March 26, 2011 and March 27, 2010 reflect stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, antidilutive.

8           Income Taxes

Following are the components of the provision for income taxes:

Years Ended (In thousands)	March 26, 2011 (as restated)	March 27, 2010
Current
Federal	$29	$	---
State	2		2
Total current	31		2

Deferred
Federal	2,283		442
State	41		72
Total deferred	2,324		514

Change in liability for uncertain tax positions	714		(70)
Change in valuation allowance	(3,038)		(444)
Provision for income taxes	$31		$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Year Ended (In thousands)	March 26, 2011 (as restated)		March 27, 2010
Net operating loss carryforwards		$9,410	$12,059
Income tax credits		1,426	2,202
Inventory reserves and additional capitalized costs		1,785	1,688
Fixed asset depreciation		100	122
Accrued vacation		117	114
Accrued warranty		79	55
Deferred rent		179	---
Other accrued liabilities		---	---
Allowance for doubtful accounts		100	38
Non-qualified stock options		60	14
State taxes benefit		---	2
Total deferred tax assets		13,256	16,294

Valuation allowance		(13,256)	(16,294)
Net deferred tax assets	$	---	---

Years Ended (In thousands except percentages)	March 26, 2011 (as restated)		March 27, 2010
Statutory federal income tax (benefit)	$288	34.0%	$443	34.0%
Valuation allowance	(3.038)	(358.7)	(444)	(30.2)
State income tax, net of federal benefit	49	5.8	76	5.8
Net operating loss expiration	2,023	238.8	-	-
Non tax-deductible expenses	72	8.5	52	4.0
Tax credits	(85)	(10.0)	(54)	(4.1)
Liability for uncertain tax positions	714	84.3	(70)	(9.2)
Other	8	1.0	(1)	1.5
Effective income tax	$31	3.7%	$2	0.7%

The decrease in valuation allowance from March 27, 2010 to March 26, 2011 was $3,038.000.

As of March 26, 2011, the Company had pre-tax federal net operating loss carryforwards of $24,207,000 and state net operating loss carryforwards of $20,239,000 available to reduce future taxable income.   The federal and state net operating loss carryforwards begin to expire from fiscal 2016 through 2029 and from 2014 through 2019, respectively.  $1,275,000 of federal net operating loss carryforwards are subject to an annual IRC § 382 limitation of approximately $100,000.  At March 26, 2011, the accumulated IRC § 382 losses available for use are approximately $1,098,000.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  The federal income tax credits begin to expire from 2020 through 2029 and state income tax credit carryforwards are carried forward indefinitely.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers both positive and negative evidence and tax planning strategies in making this assessment.  Based on the historical taxable losses and projections for future taxable income, management recorded a full valuation allowance against the net deferred tax assets.

The Company files U.S federal and California state tax returns.  The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2008 for federal purposes and fiscal year 2007 for California purposes, except in certain limited circumstances.  The Company does not have any tax audits pending.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding potential interest and penalties, is as follows:

	Fiscal Year 2011	Fiscal Year 2010
Balance as of beginning of year	120,000	$190,000
Additions based on current year tax positions	34,000	100,000
Reductions for prior year tax positions and lapses of applicable statute	(72,000)	(170,000)
Additions based on prior year tax positions	752,000	---
Balance as of end of year	$834,000	$120,000

The unrecognized tax benefit reduces the “Income tax credits” disclosed in the table of deferred tax assets and liabilities above. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits. The total amount of interest and penalties related to unrecognized tax benefits at March 26, 2011 and March 27, 2010 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within next twelve months.

9           Share-based Compensation and Employee Benefit Plans

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

A summary of the changes in stock options outstanding for the years ended March 26, 2011 and March 27, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at March 28, 2009	747,900	$1.91	2.7	$2,795
Granted	320,500	2.07
Exercised	67,373	1.85
Forfeited / Expired	133,000	2.46
Outstanding at March 27, 2010	868,027	$1.89	3.0	$332,127
Granted	140,000	2.41
Exercised	102,763	1.90
Forfeited / Expired	20,250	2.18
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708

Exercisable at March 26, 2011	468,514	$1.90	1.5	$276,708

Expected to vest at March 26, 2011	324,068	$2.03	3.5	$142,388

As of March 26, 2011, there was $345,934 of total unrecognized compensation cost related to non-vested options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.12 years. There were 252,224 and 147,349 options vested during the years ended March 26, 2011 and March 27, 2010 respectively. The total fair value of options vested during the years ended March 26, 2011 and March 27, 2010 was $314,017 and $167,954, respectively. Cash received from stock option exercises for the years ended March 26, 2011 and March 27, 2010 was $195,000 and $124,000, respectively.

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

10           Commitments

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

11           Warranty Obligations

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

12           Line of Credit

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

As discussed in Note 2 to the consolidated financial statements, the March 26, 2011 financial statements have been restated.

/s/ Perry-Smith LLP

San Francisco, California
May 19, 2011 (June 19, 2012 as to the effects
of the restatement discussed in Note 2)

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 26, 2011, of the design and operation of disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

At the time that our Annual Report on Form 10-K for the year ended March 26, 2011 was filed on May 19, 2011, our Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 26, 2011. Subsequent to that evaluation, on May 17, 2012, we determined a restatement of the year ended March 26, 2011 Annual Report on Form 10-K/A was required.  Accordingly, our management, including our Chief Executive Officer and current acting Chief Financial Officer, re-evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 26, 2011 because of a material weakness in internal control over the assessment of the valuation allowance against deferred tax assets, as discussed below.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 26, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:
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

In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended March 26, 2011 filed on May 19, 2011, our management, including our Chief Executive Officer and then Chief Financial Officer, concluded that as of March 26, 2011, the Company’s internal control over financial reporting was effective based on the criteria described in the COSO Internal Control — Integrated Framework.

Subsequent to the original filing on May 19, 2011, management identified the following material weakness in connection with the restatement of the year ended March 26, 2011 financial statements.

The Company has not designed and implemented adequate controls over assessment of the valuation allowance against deferred tax assets in that adequate criteria have not been established to assess positive and negative evidence and that an independent review process over the inputs and conclusion in this assessment was not in place.  As a result, a restatement   of the financial statements for the year ended March 26, 2011, was necessary to present the financial statements in accordance with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have restated our financial statements to reflect a full valuation allowance against our deferred tax assets, more fully discussed in Note 2 to the Consolidated Financial Statements.  In connection with the restatement, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that the lack of adequate controls over the assessment of the valuation allowance against deferred tax assets constituted a material weakness in internal control over financial reporting.

Controls relating to the material weakness identified in connection with the restatement of our consolidated financial statements have not been put in place as of March 26, 2011 and Management has thus concluded that the Company did not maintain effective internal control over financial reporting as of March 26, 2011, based on the criteria described in the COSO Internal Control — Integrated Framework.

The revised assessment of the effectiveness of the Company’s internal control over financial reporting as of March 26, 2011, has not been audited by the Company’s independent registered public accounting firm. Securities and Exchange Commission rules permit Annual Report presentation of a management prepared report that is not subject to attestation by an independent registered public accounting firm.

Material Weaknesses in Internal Control Over Financial Reporting

Material Weakness Relating to Internal Control Over the Assessment of the Valuation Allowance against Deferred Tax Assets

There was lack of adequate controls over the assessment of the valuation allowance against deferred tax assets that constituted a material weakness in internal control over financial reporting.  The Company has not designed and implemented adequate controls over assessment of the valuation allowance against deferred tax assets in that adequate criteria have not been established to assess positive and negative evidence and that an independent review process over the inputs and conclusion in this assessment was not in place.

Remediation of Material Weaknesses

Remediation of Material Weakness Relating to Internal Control Over the Assessment of the Valuation Allowance against Deferred Tax Assets

The Company is in the process of creating a formal process related to the design and implementation of controls over the assessment of the valuation allowance against deferred tax assets. Management anticipates that controls will include the establishment of criteria for assessing positive and negative evidence and the establishment of an independent review process over the inputs and the conclusion reached in the assessment process.  Management expects that this process will include periodic oversight by the Audit Committee of this process.  In this regard, the Company has recently added a new board member with accounting expertise.

Changes in internal controls

There were no changes in internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended March 26, 2011 that has materially affected or is reasonably likely to materially affect, the internal control over financial reporting.

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

GIGA-TRONICS INCORPORATED

/s/ JOHN R. REGAZZI
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act, this Amendment No. 3 to its annual report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRETT A. GARRETTSON	Chairman of the Board	06/19/2012
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	06/19/2012
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ FRANK D. ROMEJKO	Vice President of Finance/	06/19/2012
Frank D. Romejko	Chief Financial Officer (Acting)	Date
(Principal Financial Officer)

/s/ JAMES A. COLE	Director	06/19/2012
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	06/19/2012
Kenneth A. Harvey		Date

/s/ LUTZ P. HENCKELS	Director	06/19/2012
Lutz P. Henckels		Date

/s/ WILLIAM J. THOMPSON	Director	06/19/2012
William J. Thompson		Date

/s/ GORDON ALMQUIST	Director	06/19/2012
Gordon Almquist		Date

The following exhibits are filed by reference or herewith as a part of this report:

INDEX TO EXHIBITS

3.1		Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-KSB for the fiscal year ended March 27, 1999 and incorporated herein by reference.

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

10.3		2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference. *

10.4		2005 Equity Incentive Plan incorporated herein by reference to Attachment A of the Registrant’s Proxy Statement filed July 21, 2005. *

21		Significant Subsidiaries. (See page 36 of this Annual Report on Form 10-K.)

23.1		Consent of Independent Registered Public Accounting Firm, Perry-Smith LLP. (See page 37 of this Annual Report on Form 10-K.)

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 38 of this Annual Report on Form 10-K.)

31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 39 of this Annual Report on Form 10-K.)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 40 of this Annual Report on Form 10-K.)

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 41 of this Annual Report on Form 10-K.)

	*	Management contract or compensatory plan or arrangement.