Form 10-Q/A
period 2011-06-25
GIGA TRONICS INC
filed 2012-06-19
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report of Giga-tronics Incorporated (“the Company”) on Form 10-Q/A (“Form 10-Q/A” or “Amended Filing”) amends our quarterly report on Form 10-Q for the three months ended June 25, 2011 and June 26, 2010, which was originally filed on August 3, 2011 (“Original Filing”). This amendment is being filed for the purpose of restating certain amounts in the Financial Statements in Part I, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, Controls and Procedures in Part I, Item 4T and Exhibits in Part II, Item 6.

Subsequent to filing the Company’s annual report on Form 10-K, for the year ended March 26, 2011 and quarterly reports on Form 10-Q for the quarters ended June 25, 2011, September 24, 2011 and December 31, 2011, the Company determined that a full valuation allowance on its deferred tax asset should have been   maintained as of June 26, 2010 and as of all subsequent quarters through December 31, 2011.  Management determined that it was necessary to maintain the valuation allowance against its deferred tax assets after considering information that should have been used to measure the positive and negative evidence regarding the ultimate realization of the net deferred tax assets in the original assessment.

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future taxable income.  In its reassessment, Management concluded that objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income.  As a result, the Company determined it necessary to maintain a full valuation allowance against its net deferred tax asset; restated its financial statements and filed an amended Form 10-K for the year ended March 26, 2011 on June 19, 2012.  The Company has also filed amended quarterly reports for the quarters ended June 25, 2011, September 24, 2011 and December 31, 2011.

The results of this change on the Consolidated Balance Sheet as of June 25, 2011 and March 26, 2011, Consolidated Statements of Operations for the three months ended June 25, 2011 and June 26, 2010, and Consolidated Statements of Cash Flows for the three months ended June 25, 2011 and June 26, 2010, are discussed under Note 2 to the Condensed Consolidated Financial Statements.  The restatement reflects non-cash adjustments and has no effect on previously reported operating income results.

Pursuant to the rules of the SEC, Part II, Item 6 has also been amended to contain the currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.1, 31.2, 32.1 and 32.2.

All information in our Quarterly Report on Form 10-Q/A for the three months ended June 25, 2011 and June 26, 2010, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-Q for such periods and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.1, 31.2, 32.1 and 32.2. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Quarterly Report on Form 10-Q for the three months ended June 25, 2011 and June 26, 2010.

Part I – Financial Information

Item 1  -  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 25, 2011 (as restated, see Note 2)	March 26, 2011 (as restated, see Note 2)
Assets
Current assets:
Cash and cash-equivalents	$3,592	$1,408
Trade accounts receivable, net of allowance of $195 and $248, respectively	1,932	5,632
Inventories, net	5,644	5,386
Prepaid expenses and other current assets	341	420
Total current assets	11,509	12,846

Property and equipment, net	532	530
Other assets	16	16
Total assets	$12,057	$13,392

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	616	$972
Accrued commission	203	139
Accrued payroll and benefits	564	455
Accrued warranty	200	200
Income taxes payable	3	30
Deferred revenue	62	586
Deferred rent	41	36
Capital lease obligations	74	93
Other current liabilities	245	193
Total current liabilities	2,008	2,704
Long term obligations - deferred rent	400	413
Long term obligations - capital lease	-	10
Total liabilities	2,408	3,127
Commitments
Shareholders' equity:
Preferred stock of no par value;
Authorized - 1,000,000 shares; no shares issued or outstanding at June 25, 2011 and March 26, 2011	-	-
Common stock of no par value;
Authorized - 40,000,000 shares; 4,997,532 shares at June 25, 2011 and 4,994,157 shares at March 26, 2011 issued and outstanding	14,543	14,485
Accumulated deficit	(4,894)	(4,220)
Total shareholders' equity	9,649	10,265
Total liabilities and shareholders' equity	$12,057	$13,392

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands except per share data)	June 25, 2011 (as restated, see Note 2)	June 26, 2010 (as restated, see Note 2)
Net sales	$3,497	$4,701
Cost of sales	2,054	2,768
Gross margin	1,443	1,933

Engineering	680	485
Selling, general and administrative	1,434	1,391
Total operating expenses	2,114	1,876

Operating (loss) income	(671)	57

Interest expense, net	-	(1)
(Loss) income before income taxes	(671)	56
Provision for income taxes	3	-
Net (loss) income	$(674)	$56

(Loss) earnings per share - basic	$(0.13)	$0.01
(Loss) earnings per share - diluted	$(0.13)	$0.01

Weighted average shares used in per share calculation:
Basic	4,995	4,901
Diluted	4,995	5,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	June 25, 2011 (as restated, see Note 2)	June 26, 2010 (as restated, see Note 2)
Cash flows from operating activities:
Net (loss) income	$(674)	$56

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34	36
Share based compensation	54	76
Change in deferred rent	(8)	143
Changes in operating assets and liabilities	2,839	(96)
Net cash provided by operating activities	2,245	215

Cash flows from investing activities:
Purchases of property and equipment	(36)	(76)
Net cash used in investing activities	(36)	(76)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	39
Principal payments on capital leases	(29)	(17)
Net cash (used in) provided by financing activities	(25)	22

Increase in cash and cash-equivalents	2,184	161

Beginning cash and cash-equivalents	1,408	3,074
Ending cash and cash-equivalents	$3,592	$3,235

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$40	$2
Cash paid for interest	-	-

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

(2)           Restatement

This filing amends and restates our previously reported financial statements for the three months ended June 25, 2011 and June 26, 2010 to reflect a full valuation allowance against its deferred tax assets.  Subsequent to filing the Company’s annual report on Form 10-K, for the year ended March 26, 2011 and quarterly reports on Form 10-Q for the quarters ended June 25, 2011, September 24, 2011 and December 31, 2011, the Company determined that a full valuation allowance on its deferred tax asset should have been maintained as of June 26, 2010 and as of all subsequent quarters through December 31, 2011.  Management determined that it was necessary to maintain the valuation allowance against its deferred tax assets after considering information that should have been used to measure the positive and negative evidence regarding the ultimate realization of the net deferred tax assets in the original assessment.

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future taxable income.  In its reassessment, Management concluded that objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income.  As a result, the Company determined it necessary to maintain a full valuation allowance against its net deferred tax asset; restated its financial statements and filed an amended Form 10-K for the year ended March 26, 2011 on June 19, 2012.  The Company has also filed amended quarterly reports for the quarters ended June 25, 2011, September 24, 2011 and December 31, 2011.

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of June 25, 2011 and March 26, 2011, Consolidated Statements of Operations for the three months ended June 25, 2011 and June 26, 2010, and on the Consolidated Statements of Cash Flows for the three months ended June 25, 2011 and June 26, 2010.

Consolidated Balance Sheet (In thousands)	As of June 25, 2011			As of March 26, 2011
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Current deferred income tax	$2,527	$(2,527)	$-	$2,320	$(2,320)	$-
Deferred income tax - long term	$10,936	$(10,936)	$-	$10,936	$(10,936)	$-
Total assets	$25,520	$(13,463)	$12,057	$26,648	$(13,256)	$13,392

Retained earnings (accumulated deficit)	$8,569	$(13,463)	$(4,894)	$9,036	$(13,256)	$(4,220)
Total shareholders' equity	$23,112	$(13,463)	$9,649	$23,521	$(13,256)	$10,265
Total liabilities and shareholder's equity	$25,520	$(13,463)	$12,057	$26,648	$(13,256)	$13,392

Consolidated Statement of Operations		Three Months Ended			Three Months Ended
(In thousands)		June 25, 2011			June 26, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
(Benefit) provision for income taxes	$(204)	$207	$3	$(13,569)	$13,569	$-
Net (loss) income	$(467)	$(207)	$(674)	$13,625	$(13,569)	$56

Consolidated Statement of Cash Flows		Three Months Ended			Three Months Ended
(In thousands)		June 25, 2011			June 26, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net (loss) income	$(467)	$(207)	$(674)	$13,625	$(13,569)	$56
Deferred income taxes	$(204)	$207	$3	$(13,569)	$13,569	$-
Net cash provided by (used in) operating activities	$2,245	$-	$2,245	$215	$-	$215

(3)           Revenue Recognition

The Company records revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This occurs when products are shipped or the customer accepts title transfer.  If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.  On certain large development contracts, revenue is recognized upon achievement of substantive milestones.  Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

a.	It is commensurate with either of the following:
	1.	The Company’s performance to achieve the milestone.
	2.	The enhancement of the value of the delivered item or items as a result of a specific outcome from the Company’s performance to achieve the milestone.
b.	It relates solely to past performance.
c.	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

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

(5)           Earnings Per Share

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

	Three Months Ended
(In thousands except per share data)	June 25, 2011 (as restated)	June 26, 2010 (as restated)
Net (loss) income	$(674)	$56

Weighted average:
Common shares outstanding	4,995	4,901
Potential common shares	-	99
Common shares assuming dilution	4,995	5,000

Net (loss) income per share of common stock	$(0.13)	$0.01
Net (loss) income per share of common stock assuming dilution	$(0.13)	$0.01
Stock options not included in computation that could potentially dilute EPS in the future	852	614
Restricted stock awards not included in computation that could potentially dilute EPS in the future	90	60

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

(6)            Share Based Compensation

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

A summary of the changes in stock options outstanding for the three month period ended June 25, 2011 and the year ended March 26, 2011 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 27, 2010	868,027	$1.89	3.0	$332,127
Granted	140,000	2.41
Exercised	102,763	1.90
Forfeited / Expired	20,250	2.18
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708
Granted	17,500	2.28
Exercised	3,375	1.39
Forfeited / Expired	47,250	2.63
Outstanding at June 25, 2011	851,889	$1.93	2.4	$194,656

Exercisable at June 25, 2011	464,139	$1.85	1.6	$134,370

Expected to vest at June 25, 2011	283,205	$ 2.03	3.4	$ 44,032

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

(7)           Industry Segment Information

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

The tables below present information for the three month periods ended June 25, 2011 and June 26, 2010.

June 25, 2011 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Net sales	$2,423	$1,074	$3,497
Net loss (as restated)	(316)	(358)	(674)
Total Assets (as restated)	8,826	3,231	12,057

June 26, 2010 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Net sales	$2,345	$2,356	$4,701
Net (loss) income (as restated)	(200)	256	56
Total Assets (as restated)	6,974	6,266	13,240

(8)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended
(In thousands)	June 25, 2011	June 26, 2010
Balance at beginning of period	$200	$139
Provision, net	65	25
Warranty costs incurred	(65)	(43)
Balance at end of period	$200	$121

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

The Company’s effective tax rate for the three months ending June 25, 2011 and June 26, 2010 was 0% (as restated) due to a valuation allowance recorded against the net deferred tax asset balance.

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

Restatement

This filing amends and restates our previously reported financial statements for the three months ended June 25, 2011 and June 26, 2010 to reflect a full valuation allowance against its deferred tax assets.  Subsequent to filing the Company’s annual report on Form 10-K, for the year ended March 26, 2011 and quarterly reports on Form 10-Q for the quarters ended June 25, 2011, September 24, 2011 and December 31, 2011, the Company determined that a full valuation allowance on its deferred tax asset should have been maintained as of June 26, 2010 and as of all subsequent quarters through December 31, 2011.  Management determined that it was necessary to maintain the valuation allowance against its deferred tax assets after considering information that should have been used to measure the positive and negative evidence regarding the ultimate realization of the net deferred tax assets in the original assessment.

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future taxable income.  In its reassessment, Management concluded that objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income.  As a result, the Company determined it necessary to maintain a full valuation allowance against its net deferred tax asset; restated its financial statements and filed an amended Form 10-K for the year ended March 26, 2011 on June 19, 2012.  The Company has also filed amended quarterly reports for the quarters ended June 25, 2011, September 24, 2011 and December 31, 2011.

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of June 25, 2011 and March 26, 2011, Consolidated Statements of Operations for the three months ended June 25, 2011 and June 26, 2010, and on the Consolidated Statements of Cash Flows for the three months ended June 25, 2011 and June 26, 2010:

Consolidated Balance Sheet (In thousands)	As of June 25, 2011			As of March 26, 2011
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Current deferred income tax	$2,527	$(2,527)	$-	$2,320	$(2,320)	$-
Deferred income tax - long term	$10,936	$(10,936)	$-	$10,936	$(10,936)	$-
Total assets	$25,520	$(13,463)	$12,057	$26,648	$(13,256)	$13,392

Retained earnings (accumulated deficit)	$8,569	$(13,463)	$(4,894)	$9,036	$(13,256)	$(4,220)
Total shareholders' equity	$23,112	$(13,463)	$9,649	$23,521	$(13,256)	$10,265
Total liabilities and shareholder's equity	$25,520	$(13,463)	$12,057	$26,648	$(13,256)	$13,392

Consolidated Statement of Operations		Three Months Ended			Three Months Ended
(In thousands)		June 25, 2011			June 26, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
(Benefit) provision for income taxes	$(204)	$207	$3	$(13,569)	$13,569	$-
Net (loss) income	$(467)	$(207)	$(674)	$13,625	$(13,569)	$56

Consolidated Statement of Cash Flows		Three Months Ended			Three Months Ended
(In thousands)		June 25, 2011			June 26, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net (loss) income	$(467)	$(207)	$(674)	$13,625	$(13,569)	$56
Deferred income taxes	$(204)	$207	$3	$(13,569)	$13,569	$-
Net cash provided by (used in) operating activities	$2,245	$-	$2,245	$215	$-	$215

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

Giga-tronics recorded a net loss of $674,000 (as restated) or $0.13 per fully diluted share for the first quarter of fiscal 2012 versus a net profit of $56,000 (as restated) or $0.01 per fully diluted share in the same period last year.

Financial Condition and Liquidity

As of June 25, 2011, Giga-tronics had $3,592,000 in cash and cash equivalents, compared to $1,408,000 as of March 26, 2011.

Working capital at June 25, 2011 was $9,501,000 (as restated) compared to $10,142,000 (as restated) at March 26, 2011.  The decrease in working capital was primarily due to a decrease in accounts receivable partially offset by a decrease in accounts payable plus a decrease in deferred revenue as a result of shipping finished goods to the customer.

The Company’s current ratio (current assets divided by current liabilities) at June 25, 2011 was 5.73 (as restated) compared to 4.75 (as restated) on March 26, 2011.

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

Additions to property and equipment were $36,000 in the first quarter of 2012.  There was $76,000 in additions for the same period last year. The capital equipment spending in fiscal 2012 was due to an upgrade of capital equipment enabling the manufacture of new products being released.

On June 15, 2011, the Company obtained a 60-day extension of its secured revolving line of credit for $1,500,000, with interest payable at prime rate plus 1%.  The borrowing capacity under this line of credit is based on accounts receivable and is secured by all of the assets of the Company.  The Company was in compliance with all required covenants at June 25, 2011.  At June 25, 2011 and June 26, 2010 there was no balance on the line of credit.

Item 4T  -  Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the three months ended June 25, 2011 was filed on August 3, 2011, our Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 25, 2011. Subsequent to that evaluation, in connection with the restatement and filing of this Quarterly Report on Form 10-Q/A, our management, including our Chief Executive Officer and current Chief Financial Officer (acting), concluded that our disclosure controls and procedures were not effective as of June 25, 2011 because of a material weakness in internal control over the assessment of valuation allowance against deferred tax assets. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion.

There were no significant changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 6  -  Exhibits

See the Exhibit Index immediately following the signature page to this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	June 19, 2012	/s/ JOHN R. REGAZZI
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 19, 2012	/s/ FRANK D. ROMEJKO
Frank D. Romejko
Vice President of Finance/
Chief Financial Officer (Acting)
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

10.5
Securities Purchase Agreement dated October 31, 2011, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on November 3, 2011.

10.6
Warrant to purchase 848,684 shares of common stock, dated November 10, 2011, issued to Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on November 14, 2011.

10.7
Investor Rights Agreement dated November 10, 2011, between the company and Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on November 14, 2011.

10.8
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