Form 10-Q/A
period 2011-09-24
GIGA TRONICS INC
filed 2012-06-19
CIK 719274

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report of Giga-tronics Incorporated (“the Company”) on Form 10-Q/A (“Form 10-Q/A” or “Amended Filing”) amends our quarterly report on Form 10-Q for the three and six months ended September 24, 2011 and September 25, 2010, which was originally filed on November 3, 2011 (“Original Filing”). This amendment is being filed for the purpose of restating certain amounts in the Financial Statements in Part I, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, Controls and Procedures in Part I, Item 4T and Exhibits in Part II, Item 6.

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

The results of this change on the Consolidated Balance Sheet as of September 24, 2011 and March 26, 2011, Consolidated Statements of Operations for the three months and six months ended September 24, 2011 and September 25, 2010, and Consolidated Statements of Cash Flows for the six months ended September 24, 2011 and September 25, 2010, are discussed under Note 2 to the Condensed Consolidated Financial Statements.  The restatement reflects non-cash adjustments and has no effect on previously reported operating income results.

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

All information in our Quarterly Report on Form 10-Q/A for the three months and six months ended September 24, 2011 and September 25, 2010, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-Q for such periods and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.1, 31.2, 32.1 and 32.2. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Quarterly Report on Form 10-Q for the three and six months ended September 24, 2011 and September 25, 2010.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of September 24, 2011(as restated and March 26, 2011 (as restated)	4

	Condensed Consolidated Statements of Operations (Unaudited), three and six months ended September 24, 2011 (as restated) and September 25, 2010 (as restated)	5

	Condensed Consolidated Statements of Cash Flows (Unaudited), six months ended September 24, 2011(as restated) and September 25, 2010 (as restated)	6

	Notes to Unaudited Condensed Consolidated Financial Statements (as restated)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T.	Controls and Procedures	19

Item 6.	Exhibits	19

SIGNATURES		20

Exhibit Index		21

Exhibits

Part I – Financial Information
Item 1  -  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share data)	September 24, 2011 (as restated, see Note 2)	March 26, 2011 (as restated, see Note 2)
Assets
Current assets:
Cash and cash-equivalents	$2,880	$1,408
Trade accounts receivable, net of allowance of $160 and $248, respectively	2,251	5,632
Inventories, net	5,545	5,386
Prepaid expenses and other current assets	325	420
Total current assets	11,001	12,846

Property and equipment, net	586	530
Other assets	16	16
Total assets	$11,603	$13,392

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$887	$972
Accrued commission	256	139
Accrued payroll and benefits	441	455
Accrued warranty	191	200
Income taxes payable	-	30
Deferred revenue	2	586
Deferred rent	45	36
Capital lease obligations	43	93
Other current liabilities	271	193
Total current liabilities	2,136	2,704
Long term obligations - deferred rent	383	413
Long term obligations - capital lease	-	10
Total liabilities	2,519	3,127
Commitments
Shareholders' equity:
Preferred stock of no par value; Authorized - 1,000,000 shares; no shares issued or outstanding at September 24, 2011 and March 26, 2011	-	-
Common stock of no par value; Authorized - 40,000,000 shares; 5,023,782 shares at September 24, 2011 and 4,994,157 shares at March 26, 2011 issued and outstanding	14,643	14,485
Retained earnings	(5,559)	(4,220)
Total shareholders' equity	9,084	10,265
Total liabilities and shareholders' equity	$11,603	$13,392

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
(In thousands except per share data)	2011 (as restated, see Note 2)	2010 (as restated, see Note 2)	2011 (As restated, see Note 2)	2010 (as restated, See Note 2)
Net sales	$4,086	$4,749	$7,583	$9,450
Cost of sales	2,554	2,839	4,608	5,607
Gross profit	1,532	1,910	2,975	3,843

Engineering	635	564	1,315	1,049
Selling, general and administrative	1,562	1,522	2,996	2,913
Total operating expenses	2,197	2,086	4,311	3,962

Operating loss	(665)	(176)	(1,336)	(119)

Interest (expense) income, net	(1)	1	(1)	-
Loss before income taxes	(666)	(175)	(1,337)	(119)
(Benefit) provision for income taxes	(1)	-	2	-
Net loss	$(665)	$(175)	$(1,339)	$(119)

Loss per share - basic	$(0.13)	$(0.04)	$(0.27)	$(0.02)
Loss per share - diluted	$(0.13)	$(0.04)	$(0.27)	$(0.02)

Weighted average shares used in per share calculation:
Basic	5,006	4,913	5,000	4,907
Diluted	5,006	4,913	5,000	4,907

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
	September 24,	September 25,
(In thousands)	2011 (as restated, See Note 2)	2010 (as restated, See Note 2)
Cash flows from operating activities:
Net loss	$(1,339)	$(119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61	71
Share based compensation	117	136
Change in deferred rent	(21)	268
Changes in operating assets and liabilities	2,790	348
Net cash provided by operating activities	1,608	704

Cash flows from investing activities:
Purchases of property and equipment	(117)	(359)
Net cash used in investing activities	(117)	(359)

Cash flows from financing activities:
Proceeds from exercise of stock options	41	44
(Payments) proceeds on capital leases	(60)	66
Net cash (used in) provided by financing activities	(19)	110

Increase in cash and cash-equivalents	1,472	455

Beginning cash and cash-equivalents	1,408	3,074
Ending cash and cash-equivalents	$2,880	$3,529

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$1	$1

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

(2)           Restatement

This filing amends and restates our previously reported financial statements for the three and six months ended September 24, 2011 and September 25, 2010 to reflect a full valuation allowance against its deferred tax assets.  Subsequent to filing the Company’s annual report on Form 10-K, for the year ended March 26, 2011 and quarterly reports on Form 10-Q for the quarters ended June 25, 2011, September 24, 2011 and December 31, 2011, the Company determined that a full valuation allowance on its deferred tax asset should have been maintained as of June 26, 2010 and as of all subsequent quarters through December 31, 2011.  Management determined that it was necessary to maintain the valuation allowance against its deferred tax assets after considering information that should have been used to measure the positive and negative evidence regarding the ultimate realization of the net deferred tax assets in the original assessment.

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

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of September 24, 2011 and March 26, 2011, Consolidated Statements of Operations for the three months and six months ended September 24, 2011 and September 25, 2010, and on the Consolidated Statements of Cash Flows for the six months ended September 24, 2011 and September 25, 2010:

Consolidated Balance Sheet (In thousands)	As of September 24, 2011			As of March 26, 2011
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Current deferred income tax	$2,905	$(2,905)	$-	$2,320	$(2,320)	$-
Deferred income tax - long term	$10,936	$(10,936)	$-	$10,936	$(10,936)	$-
Total assets	$25,444	$(13,841)	$11,603	$26,648	$(13,256)	$13,392

Retained earnings (accumulated deficit)	$8,282	$(13,841)	$(5,559)	$9,036	$(13,256)	$(4,220)
Total shareholders' equity	$22,925	$(13,841)	$9,084	$23,521	$(13,256)	$10,265
Total liabilities and shareholder's equity	$25,444	$(13,841)	$11,603	$26,648	$(13,256)	$13,392

Consolidated Statement of Operations		Three Months Ended			Three Months Ended
(In thousands)		September 24, 2011			September 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
(Benefit) provision for income taxes	$(379)	$378	$(1)	$(97)	$97	$-
Net (loss) income	$(287)	$(378)	$(665)	$(78)	$(97)	$(175)

		Six Months Ended			Six Months Ended
(In thousands)		September 24, 2011			September 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
(Benefit) provision for income taxes	$(583)	$585	$2	$(13,666)	$13,666	$-
Net (loss) income	$(754)	$(585)	$(1,339)	$13,547	$(13,666)	$(119)

Consolidated Statement of Cash Flows		Six Months Ended			Six Months Ended
(In thousands)		September 24, 2011			September 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net (loss) income	$(754)	$(585)	$(1,339)	$13,547	$(13,666)	$(119)
Deferred income taxes	$(585)	$585	$-	$(13,666)	$13,666	$-
Net cash provided by (used in) operating activities	$1,608	$-	$1,608	$704	$-	$704

(3)       Revenue Recognition

The Company records revenue when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This occurs when products are shipped or the customer accepts title transfer.  If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received.  On certain large development contracts, revenue is recognized upon achievement of substantive milestones.  Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

a.	It is commensurate with either of the following:
1.	The Company’s performance to achieve the milestone
2.	The enhancement of the value of the delivered item or items as a result of a specific outcome from the Company's performance to achieve the milestone.
b.	It relates solely to past performance.
c.	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

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

(4)           Inventories

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

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
(In thousands except per share data)	2011 (as restated)	2010 (as restated)	2011 (as restated)	2010 (as restated)
Net loss	$(665)	$(175)	$(1,339)	$(119)

Weighted average:
Common shares outstanding	5,006	4,913	5,000	4,907
Potential common shares	-	-	-	-
Common shares assuming dilution	5,006	4,913	5,000	4,907

Net loss per share - basic	$(0.13)	$(0.04)	$(0.27)	$(0.02)
Net loss per share - diluted	$(0.13)	$(0.04)	$(0.27)	$(0.02)
Stock options not included in computation that could potentially dilute EPS in the future	784	977	784	977
Restricted stock awards not included in computation that could potentially dilute EPS in the future	90	90	90	90

The number of stock options not included in the computation of diluted EPS for the three and six month periods ended September 24, 2011 and September 25, 2010 is a result of the Company’s net loss and, therefore, the options are anti-dilutive. The number of restricted stock awards not included in the computation of diluted EPS for the three and six month periods ended September 24, 2011 and September 25, 2010 reflect contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of September 24, 2011 and September 25, 2010. The weighted average exercise price of excluded options was $1.98 and $2.23 as of September 24, 2011 and September 25, 2010 respectively.

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

A summary of the changes in stock options outstanding for the six month period ended September 24, 2011 and the year ended March 26, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at March 27, 2010	868,027	$1.89	3.0	$332,127
Granted	140,000	2.41
Exercised	102,763	1.90
Forfeited / Expired	20,250	2.18
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708
Granted	65,000	1.71
Exercised	29,625	1.42
Forfeited / Expired	136,745	1.87
Outstanding at September 24, 2011	783,644	$1.98	3.0	$10,996

Exercisable at September 24, 2011	420,269	$1.94	1.9	$7,891

Expected to vest at September 24, 2011	207,884	$2.11	4.0	$431

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

The tables below present information for the three and six month periods ended September 24, 2011 and September 25, 2010.

	Three Months Ended			Three Months Ended

(In thousands)	September 24, 2011			September 25, 2010
			Net Income			Net Income
	Assets (as restated)	Net Sales	(Loss) (as restated)	Assets (as restated)	Net Sales	(Loss) (as restated)
Giga-tronics Division	$8,568	$3,588	$55	$6,434	$2,703	$(391)
Microsource	3,035	498	(720)	6,196	2,046	216
Total	$11,603	$4,086	$(665)	$12,630	$4,749	$(175)

	Six Months Ended			Six Months Ended

(In thousands)	September 24, 2011			September 25, 2010
			Net Loss			Net Income
	Assets (as restated)	Net Sales	(as restated)	Assets As restated	Net Sales	(Loss) As restated)
Giga-tronics Division	$8,568	$6,011	$(261)	$6,434	$5,048	$(591)
Microsource	3,035	1,572	(1,078)	6,196	4,402	472
Total	$11,603	$7,583	$(1,339)	$12,630	$9,450	$(119)

(8)        Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$200	$121	$200	$139
Provision, net	43	32	108	57
Warranty costs incurred	(52)	(27)	(117)	(70)
Balance at end of period	$191	$126	$191	$126

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

(10)            Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

The Company’s effective tax rate for the six months ending September 24, 2011 and September 25, 2010 was 0% (as restated) due to a valuation allowance recorded against the net deferred tax asset balance.

(11)       Recent Accounting Pronouncements

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

(12)       Subsequent Events

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

Restatement

This filing amends and restates our previously reported financial statements for the three and six months ended September 24, 2011 and September 25, 2010 to reflect a full valuation allowance against its deferred tax assets.  Subsequent to filing the Company’s annual report on Form 10-K, for the year ended March 26, 2011 and quarterly reports on Form 10-Q for the quarters ended June 25, 2011, September 24, 2011 and December 31, 2011, the Company determined that a full valuation allowance on its deferred tax asset should have been maintained as of June 26, 2010 and as of all subsequent quarters through December 31, 2011.  Management determined that it was necessary to maintain the valuation allowance against its deferred tax assets after considering information that should have been used to measure the positive and negative evidence regarding the ultimate realization of the net deferred tax assets in the original assessment.

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

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of September 24, 2011 and March 26, 2011, Consolidated Statements of Operations for the three months and six months ended September 24, 2011 and September 25, 2010, and on the Consolidated Statements of Cash Flows for the six months ended September 24, 2011 and September 25, 2010:

Consolidated Balance Sheet (In thousands)	As of September 24, 2011			As of March 26, 2011
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Current deferred income tax	$2,905	$(2,905)	$-	$2,320	$(2,320)	$-
Deferred income tax - long term	$10,936	$(10,936)	$-	$10,936	$(10,936)	$-
Total assets	$25,444	$(13,841)	$11,603	$26,648	$(13,256)	$13,392

Retained earnings (accumulated deficit)	$8,282	$(13,841)	$(5,559)	$9,036	$(13,256)	$(4,220)
Total shareholders' equity	$22,925	$(13,841)	$9,084	$23,521	$(13,256)	$10,265
Total liabilities and shareholder's equity	$25,444	$(13,841)	$11,603	$26,648	$(13,256)	$13,392

Consolidated Statement of Operations		Three Months Ended			Three Months Ended
(In thousands)		September 24, 2011			September 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
(Benefit) provision for income taxes	$(379)	$378	$(1)	$(97)	$97	$-
Net (loss) income	$(287)	$(378)	$(665)	$(78)	$(97)	$(175)

		Six Months Ended			Six Months Ended
(In thousands)		September 24, 2011			September 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
(Benefit) provision for income taxes	$(583)	$585	$2	$(13,666)	$13,666	$-
Net (loss) income	$(754)	$(585)	$(1,339)	$13,547	$(13,666)	$(119)

Consolidated Statement of Cash Flows		Six Months Ended			Six Months Ended
(In thousands)		September 24, 2011			September 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net (loss) income	$(754)	$(585)	$(1,339)	$13,547	$(13,666)	$(119)
Deferred income taxes	$(585)	$585	$-	$(13,666)	$13,666	$-
Net cash provided by (used in) operating activities	$1,608	$-	$1,608	$704	$-	$704

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

The following table shows order backlog and related information at the dates indicated:

BACKLOG
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

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Engineering	$635	$564	13%
Selling, general and administrative	1,562	1,522	3%
Total	$2,197	$2,086	5%

	Six Months Ended
(Dollars in thousands)	September 24, 2011	September 25, 2010	% change
Engineering	$1,315	$1,049	25%
Selling, general and administrative	2,996	2,913	3%
Total	$4,311	$3,962	9%

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

Income Taxes

The effective tax rate for the three and six months ended September 24, 2011 and September 25, 2010 was 0% (as restated) due to the valuation allowance against net deferred tax assets.

Financial Condition and Liquidity

As of September 24, 2011, Giga-tronics had $2,880,000 in cash and cash equivalents, compared to $1,408,000 as of March 26, 2011.

Working capital at September 24, 2011 was $8,865,000 (as restated) compared to $10,142,000 (as restated) at March 26, 2011.  The decrease in working capital was primarily due to a reduction in accounts receivable offset by higher cash plus a decrease in deferred revenue as a result of shipping finished goods to the customer.

The Company’s current ratio (current assets divided by current liabilities) at September 24, 2011 was 5.15 (as restated) compared to 4.75 (as restated) on March 26, 2011.

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

At the time that our Quarterly Report on Form 10-Q for the three months ended September 24, 2011 was filed on November 3, 2011, 2011 our Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 24, 2011. Subsequent to that evaluation, in connection with the restatement and filing of this Quarterly Report on Form 10-Q/A, our management, including our Chief Executive Officer and current Chief Financial Officer (acting), concluded that our disclosure controls and procedures were not effective as of September 24, 2011 because of a material weakness in internal control over the assessment of valuation allowance against deferred tax assets. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	June 19, 2012	/s/ JOHN R. REGAZZI
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June19, 2012	/s/ FRANK D. ROMEJKO
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