Form 10-Q/A
period 2011-12-31
GIGA TRONICS INC
filed 2012-06-19
CIK 719274

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report of Giga-tronics Incorporated (“the Company”) on Form 10-Q/A (“Form 10-Q/A” or “Amended Filing”) amends our quarterly report on Form 10-Q for the three and nine months ended December 31, 2011 and December 25, 2010, which was originally filed on February 10, 2012 (“Original Filing”). This amendment is being filed for the purpose of restating certain amounts in the Financial Statements in Part I, Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, Controls and Procedures in Part I, Item 4T and Exhibits in Part II, Item 6.

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

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future taxable income.  In its reassessment, Management concluded that objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income.  As a result, the Company determined it necessary to maintain a full valuation allowance against its net deferred tax asset; restated its financial statements and filed an amended Form 10-K for the year ended March 26, 2011 on June 19, 2012.  The Company has also filed amended quarterly reports for the quarters ended June 25, 2011, September 24, 2011 and this Amended Filing as of December 31, 2011.

The results of this change on the Consolidated Balance Sheet as of March 26, 2011, Consolidated Statements of Operations for the three months and nine months ended December 31, 2011 and December 25, 2010, and Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 25, 2010, are discussed under Note 2 to the Condensed Consolidated Financial Statements.  The restatement reflects non-cash adjustments and has no effect on previously reported operating income results.

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

All information in our Quarterly Report on Form 10-Q/A for the three months and nine months ended December 31, 2011 and December 25, 2010, as amended by this Amendment No. 1, speaks as of the date of the original filing of our Form 10-Q for such periods and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.1, 31.2, 32.1 and 32.2. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of our Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2011 and December 25, 2010.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 2011 (as restated) and March 26, 2011 (as restated)	4

	Condensed Consolidated Statements of Operations (Unaudited), three and nine months ended December 31, 2011 (as restated) and December 25, 2010 (as restated)	5

	Condensed Consolidated Statements of Cash Flows (Unaudited), nine months ended December 31, 2011 (as restated) and December 25, 2010 (as restated)	6

	Notes to Unaudited Condensed Consolidated Financial Statements (as restated)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T.	Controls and Procedures	19

Item 6.	Exhibits	19

SIGNATURES		20

Exhibit Index		21

Part I - FINANCIAL INFORMATION

 ITEM 1  -  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	December 31, 2011	March 26, 2011 (as restated, see Note 2)
Assets
Current assets:
Cash and cash-equivalents	$3,476	$1,408
Trade accounts receivable, net of allowance of $124 and $248, respectively	1,485	5,632
Inventories, net	4,789	5,386
Prepaid expenses and other current assets	219	420
Total current assets	9,969	12,846

Property and equipment, net	628	530
Other assets	16	16
Total assets	$10,613	$13,392

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$530	$972
Accrued commission	79	139
Accrued payroll and benefits	382	455
Accrued warranty	167	200
Income taxes payable	-	30
Deferred revenue	8	586
Deferred rent	53	36
Capital lease obligations	35	93
Other current liabilities	324	193
Total current liabilities	1,578	2,704
Long term obligations - deferred rent	451	413
Long term obligations - capital lease	18	10
Total liabilities	2,047	3,127
Commitments
Shareholders' equity:
Convertible Preferred stock of no par value;
Authorized - 1,000,000 shares
Series A - designated 250,000 shares; 0 shares at December 31, 2011 and March 26, 2011 issued and outstanding	-	-
Series B - designated 10,000 shares; 9,997 shares at December 31, 2011 and 0 shares at March 26, 2011 issued and outstanding	1,997	-
Common stock of no par value;
Authorized - 40,000,000 shares; 5,023,782 shares at December 31, 2011 and 4,994,157 shares at March 26, 2011 issued and outstanding	14,741	14,485
Accumulated (deficit) earnings	(8,172)	(4,220)
Total shareholders' equity	8,566	10,265
Total liabilities and shareholders' equity	$10,613	$13,392

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
(In thousands except per share data)	2011 (as restated, see Note 2)	2010 (as restated, see Note 2)	2011 (as restated, see Note 2)	2010 (as restated, See Note 2)
Net sales	$2,799	$4,640	$10,382	$14,090
Cost of sales	3,269	2,574	7,877	8,181
Gross margin	(470)	2,066	2,505	5,909

Engineering	745	559	2,060	1,608
Selling, general and administrative	1,397	1,493	4,393	4,406
Total operating expenses	2,142	2,052	6,453	6,014

Operating (loss) income	(2,612)	14	(3,948)	(105)

Interest (expense) income, net	(1)	4	(2)	4
(Loss) income before income taxes	(2,613)	18	(3,950)	(101)
Provision for income taxes	-	-	2	-
Net (loss) income	$(2,613)	$18	$(3,952)	$(101)

(Loss) earnings per share – basic	$(0.52)	$0.00	$(0.79)	$(0.02)
(Loss) earnings per share – diluted	$(0.52)	$0.00	$(0.79)	$(0.02)

Weighted average shares used in per share calculation:
Basic	5,024	4,946	5,008	4,920
Diluted	5,024	5,062	5,008	4,920

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	December 31,	December 25,
(In thousands)	2011 (as restated. See Note 2)	2010 (as restated, See Note 2)
Cash flows from operating activities:
Net loss	$(3,952)	$(101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94	107
Share based compensation	215	227
Change in deferred rent	55	283
Changes in operating assets and liabilities	3,860	(627)
Net cash provided by (used in) operating activities	272	(111)

Cash flows from investing activities:
Purchases of property and equipment	(192)	(362)
Net cash used in investing activities	(192)	(362)

Cash flows from financing activities:
Proceeds from exercise of stock options	41	147
Proceeds from issuance of preferred stock	1,997	-
(Payments) proceeds on capital leases	(50)	38
Net cash provided by financing activities	1,988	185

Increase (decrease) in cash and cash-equivalents	2,068	(288)

Beginning cash and cash-equivalents	1,408	3,074
Ending cash and cash-equivalents	$3,476	$2,786

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$2	3

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

(2)           Restatement

This filing amends and restates our previously reported financial statements for the three and nine months ended December 31, 2011 and December 25, 2010 to reflect a full valuation allowance against its deferred tax assets.  Subsequent to filing the Company’s annual report on Form 10-K, for the year ended March 26, 2011 and quarterly reports on Form 10-Q for the quarters ended June 25, 2011, September 24, 2011 and December 31, 2011, the Company determined that a full valuation allowance on its deferred tax asset should have been maintained as of June 26, 2010 and as of all subsequent quarters through December 31, 2011.  Management determined that it was necessary to maintain the valuation allowance against its deferred tax assets after considering information that should have been used to measure the positive and negative evidence regarding the ultimate realization of the net deferred tax assets in the original assessment.

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future taxable income.  In its reassessment, Management concluded that objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income.  As a result, the Company determined it necessary to maintain a full valuation allowance against its net deferred tax asset; restated its financial statements and filed an amended Form 10-K for the year ended March 26, 2011 on June 19, 2012.  The Company has also filed amended quarterly reports for the quarters ended June 25, 2011, September 24, 2011 and this Amended Filing as of December 31, 2011.

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of March 26, 2011, Consolidated Statements of Operations for the three months and nine months ended December 31, 2011 and December 25, 2010, and on the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 25, 2010:

Consolidated Balance Sheet
(In thousands)	As of March 26, 2011
	As		As
	Reported	Adjustments	Restated
Current deferred income tax	$2,320	$(2,320)	$-
Deferred income tax - long term	$10,936	$(10,936)	$-
Total assets	$26,648	$(13,256)	$13,392

Retained earnings (accumulated deficit)	$9,036	$(13,256)	$(4,220)
Total shareholders' equity	$23,521	$(13,256)	$10,265
Total liabilities and shareholder's equity	$26,648	$(13,256)	$13,392

Consolidated Statement of Operations
(In thousands)	Three Months Ended			Three Months Ended
		December 31, 2011			December 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Provision for income taxes	$13,841	$(13,841)	$-	$29	$(29)	$-
Net (loss) income	$(16,454)	$13,841	$(2,613)	$(11)	$29	$18

	Nine Months Ended			Nine Months Ended
(In thousands)		December 31, 2011			December 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Provision for income taxes	$13,258	$(13,256)	$2	$(13,637)	$13,637	$-
Net (loss) income	$(17,208)	$13,256	$(3,952)	$13,536	$(13,637)	$(101)

Consolidated Statement of Cash Flows
(In thousands)	Nine Months Ended			Nine Months Ended
		December 31, 2011			December 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net (loss) income	$(17,208)	$13,256	$(3,952)	$13,536	$(13,637)	$(101)
Deferred income taxes	$13,256	$(13,256)	$-	$(13,637)	$13,637	$-
Net cash provided by (used in) operating activities	$272	$-	$272	$(111)	$-	$(111)

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

(5)           Earnings (Loss) Per Share

Basic earnings (loss) per share (basic EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period.  Diluted earnings (loss) per share (diluted EPS) reflects the net incremental shares that would be issued if dilutive contracts to issue common stock were exercised or converted into common stock, using the treasury stock method.  In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive.  In addition, certain options are considered anti-dilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period.  The shares used in per share computations are as follows:

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
(In thousands except per share data)	2011 (as restated)	2010 (as restated)	2011 (as restated)	2010 (as restated)
Net (loss) income	$(2,613)	$18	$(3,952)	$(101)

Weighted average:
Common shares outstanding	5,024	4,946	5,008	4,920
Potential common shares	-	116	-	-
Common shares assuming dilution	5,024	5,062	5,008	4,920

Net (loss) earnings per share - basic	$(0.52)	$0.00	$(0.79)	$(0.02)
Net (loss) earnings per share - diluted	$(0.52)	$0.00	$(0.79)	$(0.02)
Stock options not included in computation that could potentially dilute EPS in the future	1,172	487	1,172	927
Restricted stock awards not included in computation that could potentially dilute EPS in the future	90	90	90	90
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	997	-	997	-

The number of stock options not included in the computation of diluted EPS for the three month period ended December 31, 2011 and for the nine month periods ended December 31, 2011 and December 25, 2010 are a result of the Company’s net loss and, therefore, the options are anti-dilutive.  The number of stock options not included in the computation of diluted EPS for the three month period ended December 25, 2010 reflects stock options where the assumed proceeds were greater than the average market price of the common shares and are, therefore, antidilutive.  The number of restricted stock awards not included in the computation of diluted EPS for the three and nine month periods ended December 31, 2011 and December 25, 2010 reflect contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of December 31, 2011 and December 25, 2010.  The number of convertible preferred shares not included in the computation of diluted EPS for the three and nine month periods ended December 31, 2011 reflects convertible preferred stock where the assumed proceeds from conversion were greater than the average market price of the common shares and are, therefore, anti-dilutive.  The weighted average exercise price of excluded options for the three and nine month periods ended December 31, 2011 was $1.80.  The weighted average exercise price of excluded options for the three and nine month periods ended December 25, 2010 was $1.96 and $2.23, respectively.

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

A summary of the changes in stock options outstanding for the nine month period ended December 31, 2011 and the year ended March 26, 2011 is as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 27, 2010	868,027	$1.89	3.0	$332,127
Granted	140,000	2.41
Exercised	102,763	1.90
Forfeited / Expired	20,250	2.18
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708
Granted	590,000	1.65
Exercised	29,625	1.42
Forfeited / Expired	273,745	2.05
Outstanding at December 31, 2011	1,171,644	$1.80	6.1	$22,437

Exercisable at December 31, 2011	337,644	$1.84	2.0	$16,632

Expected to vest at December 31, 2011	701,246	$1.78	7.8	$4,881

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

The tables below present information for the three and nine month periods ended December 31, 2011 and December 25, 2010.

	At and For The			At and For The
		Three Months Ended			Three Months Ended
(In thousands)		December 31, 2011			December 25, 2010
	Assets	Net Sales	Net Loss (as restated)	Assets (as restated)	Net Sales	Net Income (Loss) (as restated)
Giga-tronics Division	$8,622	$2,207	$(1,733)	$7,567	$2,988	$(92)
Microsource	1,991	592	(880)	5,000	1,652	110
Total	$10,613	$2,799	$(2,613)	$12,567	$4,640	$18

		Nine Months Ended			Nine Months Ended
(In thousands)		December 31, 2011			December 25, 2010
	Assets	Net Sales	Net Loss (as restated)	Assets (as restated)	Net Sales	Net Income (Loss) (as restated)
Giga-tronics Division	$8,622	$8,218	$(1,994)	$7,567	$8,036	$(683)
Microsource	1,991	2,164	(1,958)	5,000	6,054	582
Total	$10,613	$10,382	$(3,952)	$12,567	$14,090	$(101)

 (8)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$191	$126	$200	$139
Provision, net	47	83	155	140
Warranty costs incurred	(71)	(55)	(188)	(125)
Balance at end of period	$167	$154	$167	$154

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

The Company’s effective tax rate for the three and nine months ending December 31, 2011 and December 25, 2010 was 0% (as restated) due to a valuation allowance recorded against the net deferred tax asset balance.

(10)            Line of Credit

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

(12)       Series B Convertible Voting Perpetual Preferred Stock and Warrants

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

The Company also issued to the Investor a Warrant to purchase up to 848,684 additional shares of common stock of the Company.  The exercise price of the Warrant is $3.30 per share, subject to anti-dilution adjustments for stock splits, stock dividends, reclassifications and similar events.  The Warrant will cease to be exercisable 30 months after the Shareholder Approval Date, which is defined as the date on which shareholders approve exercise of the Warrant as required by rules of NASDAQ relating to certain private sales of securities.  The Company held a special meeting of shareholders on February 7, 2012, at which the shareholders gave the required approval for exercise of the Warrant.  Therefore, February 7, 2012 is the Shareholder Approval Date, and the Warrant must be exercised, if at all, on or before August 7, 2014.

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

Restatement

This filing amends and restates our previously reported financial statements for the three and nine months ended December 31, 2011 and December 25, 2010 to reflect a full valuation allowance against its deferred tax assets.  Subsequent to filing the Company’s annual report on Form 10-K, for the year ended March 26, 2011 and quarterly reports on Form 10-Q for the quarters ended June 25, 2011, September 24, 2011 and December 31, 2011, the Company determined that a full valuation allowance on its deferred tax asset should have been maintained as of June 26, 2010 and as of all subsequent quarters through December 31, 2011.  Management determined that it was necessary to maintain the valuation allowance against its deferred tax assets after considering information that should have been used to measure the positive and negative evidence regarding the ultimate realization of the net deferred tax assets in the original assessment.

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future taxable income.  In its reassessment, Management concluded that objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income.  As a result, the Company determined it necessary to maintain a full valuation allowance against its net deferred tax asset; restated its financial statements and filed an amended Form 10-K for the year ended March 26, 2011 on June 19, 2012.  The Company has also filed amended quarterly reports for the quarters ended June 25, 2011, September 24, 2011 and this Amended Filing as of December 31, 2011.

The following tables disclose the impact of the changes on the Consolidated Balance Sheets as of March 26, 2011, Consolidated Statements of Operations for the three months and nine months ended December 31, 2011 and December 25, 2010, and on the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 25, 2010:

Consolidated Balance Sheet
(In thousands)	As of March 26, 2011
	As		As
	Reported	Adjustments	Restated
Current deferred income tax	$2,320	$(2,320)	$-
Deferred income tax - long term	$10,936	$(10,936)	$-
Total assets	$26,648	$(13,256)	$13,392

Retained earnings (accumulated deficit)	$9,036	$(13,256)	$(4,220)
Total shareholders' equity	$23,521	$(13,256)	$10,265
Total liabilities and shareholder's equity	$26,648	$(13,256)	$13,392

Consolidated Statement of Operations
(In thousands)	Three Months Ended			Three Months Ended
		December 31, 2011			December 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Provision for income taxes	$13,841	$(13,841)	$-	$29	$(29)	$-
Net (loss) income	$(16,454)	$13,841	$(2,613)	$(11)	$29	$18

	Nine Months Ended			Nine Months Ended
(In thousands)		December 31, 2011			December 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Provision for income taxes	$13,258	$(13,256)	$2	$(13,637)	$13,637	$-
Net (loss) income	$(17,208)	$13,256	$(3,952)	$13,536	$(13,637)	$(101)

Consolidated Statement of Cash Flows
(In thousands)	Nine Months Ended			Nine Months Ended
		December 31, 2011			December 25, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net (loss) income	$(17,208)	$13,256	$(3,952)	$13,536	$(13,637)	$(101)
Deferred income taxes	$13,256	$(13,256)	$-	$(13,637)	$13,637	$-
Net cash provided by (used in) operating activities	$272	$-	$272	$(111)	$-	$(111)

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

New orders received, net of orders cancelled in the third quarter of fiscal 2012 decreased by 60% to $2,500,000 from the $6,221,000 received in the third quarter of fiscal 2011.  New orders received, net of orders cancelled, for the nine months ended December 31, 2011 decreased 19% to $10,513,000 from the $12,910,000 received for the same period a year ago.  Orders at Giga-tronics Division decreased for the three and nine month periods ended December 31, 2011 primarily due to a decrease in commercial orders.  This decrease was led by switch orders from the telecommunication market which has been slow in coming.  On the instrument side, orders for capital equipment are still suffering from the recession; whereas orders at Microsource increased for the three and nine month periods ended December 31, 2011 primarily due to an increase in new military orders and cancellation of previous quarter’s backlog.

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

The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on historical operations and projections for future operations over the periods in which the deferred tax assets become deductible, management believes it is more likely than not the Company will not generate taxable income sufficient to realize the benefits of deferred tax assets prior to expiration, and consequently, has recorded a full valuation allowance against the company’s net deferred tax assets as of December 31, 2011 and March 26, 2011.

Financial Condition and Liquidity

As of December 31, 2011, the Company had $3,476,000 in cash and cash equivalents, compared to $1,408,000 as of March 26, 2011.

Working capital at December 31, 2011 was $8,391,000 compared to $10,142,000 (as restated) at March 26, 2011.  The decrease in working capital was primarily due to a reduction in accounts receivable, offset by higher cash plus a decrease in deferred revenue as a result of shipping finished goods to the customer.

The Company’s current ratio (current assets divided by current liabilities) at December 31, 2011 was 6.32 compared to 4.75 (as restated) on March 26, 2011.

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

Item 4T - Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the three months ended December 31, 2011 was filed on February 10, 2012, our Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. Subsequent to that evaluation, in connection with the restatement and filing of this Quarterly Report on Form 10-Q/A, our management, including our Chief Executive Officer and current Chief Financial Officer (acting), concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of a material weakness in internal control over the assessment of valuation allowance against deferred tax assets. Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion.

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