Form 10-K
period 2012-03-31
GIGA TRONICS INC
filed 2012-06-20
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012,
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
Yes   [  ]    No  [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 24, 2011 was $6,025,067.

There were a total of 5,029,747 shares of the Registrant’s Common Stock outstanding as of June 19, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2012 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 31, 2012.

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

Sources and Availability of Raw Materials and Components

Substantially all of the components required by Giga-tronics to make its assemblies are available from more than one source.  The Company occasionally uses sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume.  In the Company’s opinion, the loss of any sole source arrangement it has would not be material to its operations.  Some suppliers are also competitors of Giga-tronics.  In the event a competitor-supplier chooses not sell its products to Giga-tronics, production delays could occur as the Company seeks new suppliers; or, the Company re-designs components to its products.

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

The Company presently holds 31 patents.  Some of these are critical to the Company’s ongoing business, and the Company intends to actively maintain them.  Capitalized costs relating to these patents were both incurred and fully amortized prior to March 27, 2010.  Accordingly, these patents have no recorded value included in the Company’s fiscal 2012 and 2011 consolidated financial statements.

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

Importance of Limited Number of Customers

The Company is a supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors.  Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2013.  U.S. and international defense-related agencies accounted for 57% and 44% of net sales in fiscal 2012 and 2011, respectively.  Commercial business accounted for the remaining 43% and 56% of net sales in fiscal 2012 and 2011, respectively.  The change in business was driven by increased defense sector opportunities

Giga-tronics, during fiscal year 2012, reports 46.1 % of total sales from the U.S. defense agencies and prime contractors. During fiscal year 2011 Giga-tronics Division derived 40% of its net sales from equipment manufacturers and system integrators.

Microsource, reports 87.8 % of total sales from the U.S. defense agencies and prime contractors during fiscal year 2012. During fiscal 2011, Microsource derived 12% of its net sales from an electronic instrument manufacturer and 81% of its net sales from the U.S. government defense agencies and their prime contractors.

During fiscal 2012, one customer accounted for 17% of the Company’s consolidated revenues at March 31, 2012 and was included in the Microsource segment.  A second customer accounted for 12% of the Company’s consolidated revenues at March 31, 2012 and was included in the Giga-tronics Division.

During fiscal 2011, one customer accounted for 27% of the Company’s consolidated revenues at March 26, 2011 and was included in the Giga-tronics Division.  During fiscal 2011, two customers accounted for 13% and 11% of the Company’s consolidated revenues at March 26, 2011 and was included in the Microsource segment.

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

Backlog of Orders

On March 31, 2012, the Company’s backlog of unfilled order was approximately $3,839,000 compared to approximately $3,649,000 at March 26, 2011.  As of March 31, 2012, there were no unfilled orders scheduled for shipment beyond one year, as compared to approximately $316,000 at March 26, 2011.  Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates.  Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single quarter may not be indicative of sales for any period.

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

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles.  However, the electronics industry is subject to rapid technological changes at the component level.  The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products.  In fiscal 2012, product development expenses totaled approximately $2,893,000 excluding non-recurring engineering (NRE) costs.  In fiscal 2011, product development expenses were $2,159,000 excluding NRE costs.

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

Employees

As of March 31, 2012, Giga-tronics employed 89 individuals on a full-time basis compared to 94 as of March 26, 2011.  Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel.  None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

The Company sells to its international customers through a network of foreign technical sales representative organizations. All transactions between the Company and its international customers are in U.S. dollars.

Geographic Distribution of Net Sales
(Dollars in thousands)	2012	2011	2012	2011
Domestic	$10,553	$12,547	80.0%	60.0%
International	2,563	8,482	20.0%	40.0%
Total	$13,116	$21,029

See Item 8, footnote 5 of the consolidated financial statements for further breakdown of international sales for the last two years.

ITEM 1A.  RISK FACTORS

Business climate is volatile

The current financial crisis/recession represents a continued risk for the Company and has resulted in delays of orders and/or cancellations.  Giga-tronics has a significant number of defense-related orders.  If the defense market demand decreases, actual shipments could be less than projected shipments with a resulting decline in sales.  The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and the Company’s ability to collect amounts due under these orders.  If any of these events occur, actual shipments could be less than projected shipments and earnings could decline.

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

Giga-tronics stock at any time has historically traded on thin volume on the NASDAQ Capital Market.  Sales of a significant volume of stock could result in a decline of Giga-tronics’ share price.

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

Giga-tronics competition has greater resources

The Company’s instrument, switch, oscillator and synthesizer products compete with Agilent, Anritsu, EADS, Aeroflex and Rohde & Schwarz.  Many of these companies have substantially greater research and development, manufacturing, marketing, financial, and technological personnel and managerial resources than Giga-tronics.  These resources also make these competitors better able to withstand difficult market conditions than the Company.  There can be no assurance that any products developed by the competitors will not gain greater market acceptance than any developed by Giga-tronics.

Giga-tronics acquisitions may not be effectively integrated and their integration may be costly

As part of its business strategy, Giga-tronics may broaden its product lines and expand its markets, in part through the acquisition of other business entities.  Giga-tronics is subject to various risks in connection with any future acquisitions.  Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company’s business, the inability of management to maximize the financial and strategic position of the Company by the successful incorporation of acquired technology and rights into its product offerings, the maintenance of uniform standards, controls, procedures and policies, and the potential loss of key employees of acquired companies.  The Company has not made any acquisitions in the past several years.  No assurance can be given that any acquisition by Giga-tronics will or will not occur, that if an acquisition does occur, that it will not materially harm the Company or that any such acquisition will be successful in enhancing the Company’s business.  The Company currently contemplates that future acquisitions may involve the issuance of additional shares of common stock.  Any such issuance may result in dilution to all Giga-tronics’ shareholders, and sales of such shares in significant volume by the shareholders of acquired companies may depress the price of its common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

As of March 31, 2012, Giga-tronics’ principal executive office and the marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2016.

Microsource’s manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers are located in an approximately 33,400 square foot facility in Santa Rosa, California, which it occupies under a lease expiring May 31, 2013.

The Company believes that its facilities are adequate for its business activities.

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2012, the Company has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Giga-tronics’ common stock is traded on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) using the symbol ‘GIGA’.  The number of record holders of the Company’s common stock as of March 31, 2012 was approximately 1,700.  The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods.  These quotations reflect inter-dealer prices without retain mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2012	High	Low	2011	High	Low
First Quarter	(3/27 - 6/25)	$2.88	$2.02	(3/28 - 6/26)	$2.54	$2.15
Second Quarter	(6/26 - 9/24)	2.30	1.28	(6/27 - 9/25)	2.36	2.11
Third Quarter	(9/25 - 12/31)	1.60	1.26	(9/26 - 12/25)	2.76	2.11
Fourth Quarter	(1/1 - 3/31)	1.70	1.17	(12/26 - 3/26)	2.88	2.33

Giga-tronics has not paid cash dividends in the past and has no plans to do so in the future, believing the best use of its available capital is in the enhancement of its product position.

In fiscal year 2012 Giga-tronics issued 9,997 shares of Series B convertible preferred stock at no par value to Alara Capital AVI II, LLC for $220 per share.  Other than the shares issued to Alara Capital AVI II, LLC, Giga-tronics has not issued any unregistered securities or repurchased any of its securities during the past fiscal year.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 31, 2012.

Equity Compensation Plan Information
	No. of securities to be issued upon exercise of outstanding option, warrants and rights (1)	Weighted average exercise price of outstanding option, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,153,496	$2.3548	225,867
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	2,153,496	$2.3548	225,867

(1)	Includes 313,002 shares issuable under the 2000 Stock Option Plan, 991,810 shares issuable under the 2005 Equity Incentive Plan, and 848,684 warrants.

Issuer Repurchases

The Company did not repurchase any of its equity securities during the fiscal year ended March 31, 2012.

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

SELECTED CONSOLIDATED FINANCIAL DATA
Summary of Operations:	Years Ended
(Dollars in thousands except per share date)	March 31, 2012	March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008
Net sales	$13,116	$21,029	$19,057	$17,421	$18,331
Gross margin	3,130	8,929	8,435	7,504	7,748
Operating expenses	8,978	8,086	7,117	7,914	7,939
Interest (expense) income, net	(2)	4	(16)	7	36
Pre-tax (loss) income from continuing operations	(5,850)	847	1,302	(403)	(201)
Provision for income taxes	2	31	2	2	2
(Loss) income from continuing operations	(5,852)	816	1,300	(405)	(203)
(Loss) income on discontinued operations, net of income taxes	-	-	-	75	(31)
Net (loss) income	$(5,852)	$816	$1,300	$(330)	$(234)

Basic (loss) earnings per share:
From continuing operations	$(1.17)	$0.17	$0.27	$(0.08)	$(0.04)
On discontinued operations	-	-	-	0.01	(0.01)
Net (loss) earnings per share - basic	$(1.17)	$0.17	$0.27	$(0.07)	$(0.05)

Diluted (loss) earnings per share:
From continuing operations	$(1.17)	$0.16	$0.26	$(0.08)	$(0.04)
On discontinued operations	-	-	-	0.01	(0.01)
Net earnings (loss) per share - dilutive	$(1.17)	$0.16	$0.26	$(0.07)	$(0.05)

Shares of common stock - basic	5,012	4,935	4,846	4,824	4,813
Shares of common stock - dilutive	5,012	5,040	4,907	4,824	4,813

Financial Position:	Years Ended
(Dollars in thousands)	March 31, 2012	March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008
Current ratio	4.14	4.75	2.77	3.14	3.68
Working Capital	$6,568	$10,142	$8,683	$7,131	$7,231
Total assets	$9,290	$13,392	$13,919	$10,789	$10,361
Shareholders' equity	$6,747	$10,265	$8,943	$7,332	$7,392

Percentage Data:	Years Ended
(Percentage of net sales)	March 31, 2012	March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008
Gross margin	23.9%	42.5%	44.3%	43.1%	42.3%
Operating expenses	68.5%	38.5%	37.3%	45.4%	43.3%
Interest (expense) income, net	(0.0%)	0.0%	(0.1%)	0.0%	0.2%
Pre-tax (loss) income from continuing operations	(44.6%)	4.0%	6.8%	(2.3%)	(1.1%)
Income (loss) on discontinued operations, net of income taxes	0.0%	0.0%	0.0%	0.4%	(0.2%)
Net (loss) income	(44.6%)	3.9%	6.8%	(1.9%)	(1.3%)

SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of unaudited quarterly results of operations for the fiscal years ended March 31, 2012 and March 26, 2011.

Quarterly Financial Information (Unaudited)	2012
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$3,497	$4,086	$2,799	$2,734	$13,116
Gross margin	1,443	1,532	(470)	625	3,130
Operating expenses	2,114	2,197	2,142	2,525	8,978
Interest expense, net	-	(1)	(1)	-	(2)
Pre-tax loss from continuing operations	(671)	(666)	(2,613)	(1,900)	(5,850)
Provision (benefit) for income taxes	3	(1)	-	-	2
Net loss	$(674)	$(665)	$(2,613)	$(1,900)	$(5,852)

Net loss per share - basic	$(0.13)	$(0.13)	$(0.52)	$(0.38)	$(1.17)

Net loss per share - diluted	$(0.13)	$(0.13)	$(0.52)	$(0.38)	$(1.17)

Shares of common stock - basic	4,995	5,006	5,024	5,024	5,012
Shares of common stock - diluted	4,995	5,006	5,024	5,024	5,012

Quarterly Financial Information (Unaudited)	2011
(In thousands except per share data)	First	Second	Third	Fourth	Year
Net sales	$4,701	$4,749	$4,640	$6,939	$21,029
Gross margin	1,933	1,910	2,066	3,020	8,929
Operating expenses	1,876	2,086	2,052	2,072	8,086
Interest (expense) income, net	(1)	1	4	-	4
Pre-tax income (loss) from continuing operations	56	(175)	18	948	847
Provision for income taxes	-	-	-	31	31
Net Income / (loss)	$56	$(175)	$18	$917	$816

Net earnings (loss) per share - basic	$0.01	$(0.04)	$0.00	$0.18	$0.17

Net earnings (loss) per share - diluted	$0.01	$(0.04)	$0.00	$0.18	$0.16

Shares of common stock - basic	4,901	4,913	4,946	4,982	4,935
Shares of common stock - diluted	5,000	4,913	5,062	5,116	5,040

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications.  In fiscal years 2012 and 2011 Giga-tronics business consisted of two operating and reporting segments:  Giga-tronics Division and Microsource.

Company business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market.  Commercial orders have declined on a year-to-date basis for fiscal 2012 versus fiscal 2011 whereas on a year-to-date basis, defense orders have improved in fiscal 2012 versus fiscal 2011.

The Company continues to monitor costs, including personnel, facilities and other expenses, to more appropriately align costs with revenues.

Results of Operations

New orders by segment are as follows for the fiscal years ended:

New Orders			% change
			2012	2011
			vs.	vs.
(Dollars in thousands)	2012	2011	2011	2010
Giga-tronics Division	$11,305	$14,603	(23%)	28%
Microsource	2,001	1,579	27%	(78%)
Total	$13,306	$16,182	(18%)	(12%)

New orders received in fiscal 2012 decreased 18% to $13,306,000 from the $16,182,000 received in fiscal 2011.  New orders decreased primarily due to a decrease in commercial orders partially offset by an increase in military orders.

New orders received in fiscal 2011 decreased 12% to $16,182,000 from the $18,448,000 received in fiscal 2010.  New orders decreased primarily due to a decrease in military orders partially offset by an increase in commercial orders.

In fiscal 2012, orders at Giga-tronics Division decreased primarily due to a decrease in commercial demand for its products whereas orders at Microsource increased primarily due to a shifting of military orders from fiscal 2011 to fiscal 2012.

In fiscal 2011, orders at Giga-tronics Division increased primarily due to an increase in commercial demand for its products whereas orders at Microsource decreased primarily due to a shifting of military orders from fiscal 2011 to fiscal 2012.

The following table shows order backlog and related information at fiscal year-end:

Backlog			% change
			2012	2011
			vs.	vs.
(Dollars in thousands)	2012	2011	2011	2010
Backlog of unfilled orders	$3,839	$3,649	5%	(57%)
Backlog of unfilled orders shippable within one year	3,839	3,333	15%	(56%)
Long term backlog reclassified during year as shippable within one year	1,648	1,123	47%	(53%)
Net cancellations during year of previous FYE one-year backlog	-	-	-	-

The increase in backlog at year-end 2012 of 5% was primarily due to orders received from switch and component customers.

The decrease in backlog at year-end 2011 of 57% was primarily due to receiving only the first year order release of a four-year contract for products installed on military planes.

The allocation of net sales was as follows for the fiscal years shown:

Allocation of Net Sales			% change
			2012	2011
			vs.	vs.
(Dollars in thousands)	2012	2011	2011	2010
Commercial	$5,673	$11,600	(51%)	72%
Government / Defense	7,443	9,429	(21%)	(23%)
Total	$13,116	$21,029	(38%)	10%

The allocation of net sales by segment was as follows for the fiscal years shown:

Allocation of Net Sales by Segment			% change
			2012	2011
			vs.	vs.
(Dollars in thousands)	2012	2011	2011	2010
Giga-tronics Division
Commercial	$5,355	$10,281	(48%)	111%
Government / Defense	5,148	3,665	40%	(49%)
Total	$10,503	$13,946	(25%)	16%

Microsource
Commercial	$318	$1,319	(76%)	(29%)
Government / Defense	2,295	5,764	(60%)	11%
Total	$2,613	$7,083	(63%)	0%

Fiscal 2012 net sales were $13,116,000, a 38% decrease from the $21,029,000 of net sales in 2011.  The decrease in sales was primarily due to a decrease in commercial shipments.  Sales at Giga-tronics Division decreased 25% or $3,443,000.  Microsource sales decreased by $4,470,000.  The decrease in sales has two main factors:  sales to a major consumer electronics manufacturer contributed heavily to total sales in fiscal year 2011; however, additional orders from that manufacturer were not received in fiscal year 2012.  Secondly, there was a delay in a large defense contract for Microsource components.

Fiscal 2011 net sales were $21,029,000, a 10% increase from the $19,057,000 of net sales in 2010.  The increase in sales was primarily due to an increase in commercial shipments.  Sales at Giga-tronics Division increased 16% or $1,945,000.  Microsource sales increased by $27,000.

The allocation of cost of sales by segment was as follows for the fiscal years shown:

Allocation of Cost of Sales by Segment			% change
			2012	2011
			vs.	vs.
(Dollars in thousands)	2012	2011	2011	2010
Giga-tronics Division	$6,990	$7,734	(10%)	8%
Microsource	2,996	4,366	(31%)	26%
Total	$9,986	$12,100	(17%)	14%

In fiscal 2012, cost of sales decreased 17% to $9,986,000 from $12,100,000 in fiscal 2011, driven primarily by lower sales volume at both Giga-tronics Division and Microsource, which was partially offset by increases in cost of sales at both Giga-tronics Division and Microsource from $1,549,000 in excess and obsolete inventory reserves including reserves placed on products that reached the end of their life.

In fiscal 2011, cost of sales increased 14% to $12,100,000 from $10,622,000 in fiscal 2010, driven primarily by an increase in sales.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses			% change
			2012	2011
			vs.	vs.
(Dollars in thousands)	2012	2011	2011	2010
Engineering	$2,893	$2,159	34%	42%
Selling, general and administrative	6,085	5,927	3%	6%
Total	$8,978	$8,086	11%	14%

Operating expenses increased $892,000 in fiscal 2012 over 2011 due to an increase of $734,000 in product development expenses excluding NRE costs and an increase of $158,000 in selling, general and administrative expense.  The increase in product development expenses is due to a more aggressive investment in instrument products. In fiscal year 2012 Giga-tronics strengthened marketing activities with a new Vice President of Marketing along with increased travel and spending on advertising.  The increase in selling, general and administrative expense is a result of higher marketing expense of $255,000, higher commission expense of $96,000 offset by lower administrative expense of $193,000.  The Company recorded $289,000 of share based compensation expense in fiscal 2012.

Net interest income in 2012 was not materially different than 2011.

Net interest income in 2011 increased by $20,000 due to improved cash management procedures.

Giga-tronics recorded a pretax loss of $5,850,000 for fiscal year 2012 versus pretax income of $847,000 for the same period last year.  The loss before income taxes in fiscal 2012 was primarily due to a decrease in sales volume and an increase in operating expenses primarily associated with an increase in R&D efforts in fiscal 2012.  Giga-tronics recorded net loss of $5,852,000 or $1.16 per fully diluted share for fiscal 2012 versus net income of $816,000 or $0.17 per fully diluted share in fiscal 2011.

Inventories consist of the following:

Net Inventories			% change
			2012
			vs.
(Dollars in thousands)	2012	2011	2011
Raw materials	$2,313	$3,518	(34%)
Work-in-progress	1,651	1,349	22%
Finished goods	241	134	80%
Demonstration inventory	495	385	29%
Total	$4,700	$5,386	(13%)

Inventories decreased by $686,000 at the end of fiscal year 2012 compared to the prior fiscal year end, primarily due to inventory reserve adjustments of $1,549,000 for excess and obsolete inventories offset by purchase of new inventory.  Giga-tronics began a shift in strategy where future product offerings will not compete directly with similar product offerings from substantially larger competitor companies.  To this end existing product lines were pruned and excess inventories were written off.  Items deemed at end of life amounted to $150,000 at Giga-tronics and $697,000 at Microsource.

Financial Condition and Liquidity

As of March 31, 2012, Giga-tronics had $2,365,000 in cash and cash-equivalents, compared to $1,408,000 as of March 26, 2011.

Working capital at the end of fiscal year 2012 is $6,568,000 as compared to $10,142,000 at the end of fiscal year 2011.  The current ratio (current assets divided by current liabilities) at March 31, 2012 is 4.14 as compared to 4.75 at March 26, 2011.  The decrease in working capital was due primarily to operating losses for fiscal year 2012, with the cash received from collection of accounts receivable funding operating expenses and the volume of sales not sufficient to replenish accounts receivable balances.  While overall working capital decreased, cash and cash equivalents at year end increased $957,000 from the prior year.  The increase in cash is largely due to investment in the Company by Alara Capital.

Cash used in operations amounted to $806,000 in 2012 and $1,503,000 in 2011.  Cash used in fiscal year 2012 operations is primarily attributed to the loss for the year.  Cash used in fiscal year 2011 operations is primarily attributed to the increase in accounts receivable and a reduction in deferred revenue.

Additions to property and equipment were $214,000 in 2012 compared to $368,000 in 2011   Capital equipment spending in fiscal 2012 and 2011included upgraded computer network infrastructure and electronic document scanning equipment. .

Other cash inflows in fiscal year 2012 are due to the $1.997 million investment by Alara Capital in exchange for convertible preferred stock shares and from the sale of common stock in connection with the exercise of stock options.  In fiscal year 2011 other cash inflow was mainly from the sale of common stock in connection with the exercise of stock options.

We believe the funds generated by the collection of our accounts receivable, the anticipated revenues of our operations and reductions in operating expenses, continued management of our supply chain, and potential funds available to us through debt or equity financing, are adequate to fund our anticipated cash needs through the next twelve months. Although our line of credit expires in September 2012, we expect to renew the line of credit at maturity.  Additionally, we do not have any outstanding balances on the line of credit.  We anticipate that we will retain all earnings, if any, to fund future growth in the business. We believe we have effectively implemented cash management controls to meet ongoing obligations and as such believe that we will have sufficient liquidity to continue to operate over the next twelve months.

Should unforeseen circumstances occur, there are no assurances that we will not be required to seek additional working capital through debt or equity offerings. If such additional working capital is required, there are no assurances that such financing will be available on favorable terms to the Company, if at all, though we have been successful in the past in obtaining the levels of capital needed to continue operations and believe that we would be able to do so if necessary for the foreseeable future

Contractual Obligations

The Company leases various facilities under operating leases that expire through December 2016.  Total future minimum lease payments under these leases amount to approximately $3,550,000.

The Company leases equipment under capital leases that expire through July 2014.  The future minimum lease payments under these leases amount to approximately $26,000.

The Company is committed to purchase certain inventory under non-cancelable purchase orders.  As of March 31, 2012, total non–cancelable purchase orders were approximately $887,000 through fiscal 2013 and are scheduled to be delivered to the Company at various dates through January 2013.

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

The Company considers all tax positions recognized in the consolidated financial statements for the likelihood of realization.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amounts of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if any, would be reflected as unrecognized tax benefits, as applicable, in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes in the consolidated statements of income.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 31, 2012	March 26, 2011
Assets
Current Assets
Cash and cash equivalents	$2,365	$1,408
Trade accounts receivable, net of allowance of $96 and $248, respectively	1,270	5,632
Inventories, net	4,700	5,386
Prepaid expenses and other current assets	328	420
Total current assets	8,663	12,846

Property and equipment
Leasehold improvements	583	490
Machinery and equipment	15,578	15,565
Office furniture and fixtures	786	786
Total property and equipment	16,947	16,841
Less accumulated depreciation and amortization	16,336	16,311
Property and equipment, net	611	530
Other assets	16	16
Total assets	$9,290	$13,392

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$613	$972
Accrued commission	129	139
Accrued payroll and benefits	739	455
Accrued warranty	210	200
Income taxes payable	-	30
Deferred revenue	7	586
Deferred rent	59	36
Capital lease obligations	20	93
Other current liabilities	318	193
Total current liabilities	2,095	2,704

Long term obligation - Deferred rent	433	413
Long term obligation - Capital lease	15	10
Total liabilities	2,543	3,127

Commitments and contingencies	-	-

Shareholders' equity:
Convertible Preferred stock of no par value;
Authorized - 1,000,000 shares
Series A - designated 250,000 shares; 0 shares at March 31, 2012 and March 26, 2011 issued and outstanding	-	-
Series B - designated 10,000 shares; 9,997 shares at March 31, 2012 and 0 shares at March 26, 2011 issued and outstanding; (liquidation preference of $2,309)	1,997	-
Common stock of no par value;
Authorized - 40,000,000 shares; 5,029,747 shares at March 31, 2012 and 4,994,157 shares at March 26, 2011 issued and outstanding	14,822	14,485
Accumulated deficit	(10,072)	(4,220)
Total shareholders' equity	6,747	10,265
Total liabilities and shareholders' equity	$9,290	$13,392

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except per-share data)	March 31, 2012	March 26, 2011
Net sales	$13,116	$21,029
Cost of sales	9,986	12,100
Gross margin	3,130	8,929

Engineering	2,893	2,159
Selling, general and administrative	6,085	5,927
Total operating expenses	8,978	8,086

Operating (loss) income	(5,848)	843

Interest (expense) income, net	(2)	4
(Loss) income before income taxes	(5,850)	847
Provision for income taxes	2	31
Net (loss) income	$(5,852)	$816

(Loss) earnings per share - basic	$(1.17)	$0.17
(Loss) earnings per share - diluted	$(1.17)	$0.16

Shares used in per share calculation:
Basic	5,012	4,935
Diluted	5,012	5,040

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Preferred Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 27, 2010	4,891,394	$13,979	-	$-	$(5,036)	$8,943
Net income					816	816
Share based compensation	-	311	-	-	-	311
Stock issuance under stock options plans	102,763	195	-	-	-	195
Balance at March 26, 2011	4,994,157	14,485	-	-	(4,220)	10,265
Net (loss)					(5,852)	(5,852)
Share based compensation	-	289	-	-	-	289
Stock issuance under stock options plans	35,590	48	-	-	-	48
Preferred stock issuance, net of offering costs of $202	-	-	9,997	1,997	-	1,997
Balance at March 31, 2012	5,029,747	$14,822	9,997	$1,997	$(10,072)	$6,747

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands except share data)	March 31, 2012	March 26, 2011
Cash flows from operating activities:
Net (loss) income	$(5,852)	$816
Adjustments to reconcile net (loss) income to net cash used in operations:
Net provision for doubtful accounts	(148)	154
Net provision for excess and obsolete inventory	1,549	80
Depreciation and amortization	133	149
Share based compensation	289	311
Change in deferred rent	43	418
Changes in operating assets and liabilities:
Trade accounts receivable	4,510	(1,454)
Inventories	(863)	337
Prepaid expenses and other assets	92	(37)
Accounts payable	(359)	91
Accrued commissions	(10)	(88)
Accrued payroll and benefits	284	(243)
Accrued warranty	10	61
Income taxes payable	(30)	30
Deferred revenue	(579)	(2,096)
Other current liabilities	125	(32)
Net cash used in operating activities	(806)	(1,503)

Cash flows from investing activities:
Purchases of property and equipment	(214)	(368)
Net cash used in investing activities	(214)	(368)

Cash flows from financing activities:
(Payments) proceeds on capital leases	(68)	10
Proceeds from exercise of stock options	48	195
Proceeds from issuance of preferred stock, net of stock offering costs	1,997	-
Net cash provided by financing activities	1,977	205

Increase (decrease) in cash and cash equivalents	957	(1,666)

Beginning cash and cash equivalents	1,408	3,074
Ending cash and cash equivalents	$2,365	$1,408

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$2	$4

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

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The allowance for doubtful accounts, inventory reserves, warranty reserves, share-based compensation and income taxes are particularly subject to change.

Fiscal Year   The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March.   Fiscal year 2012, ended on March 31, 2012 was a 53 week year, while fiscal year 2011, ended on March 26, 2011 was a 52 week year.  All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

Reclassifications   Certain reclassifications, none of which affected the prior year’s net income or shareholders’ equity, have been made to prior year balances in order to conform to the current year presentation.

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

Accounts receivable are stated at their net realizable value.  The Company has estimated an allowance for uncollectable accounts based on analysis of specifically identified accounts, outstanding receivables, consideration of the age of those receivables and the Company’s historical collection experience.  The activity in the reserve account is as follows:

(Dollars in thousands)	March 31, 2012	March 26, 2011
Beginning balance	$248	$95
Provision for doubtful accounts	(148)	154
Recoveries of doubtful accounts	-	-
Write-off of doubtful accounts	(4)	(1)
Ending balance	$96	$248

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

Inventories   Inventories are stated at the lower of cost or market using full absorption and standard costing.  Cost is determined on a first-in, first-out basis.  Standard costing and overhead allocation rates are reviewed by management periodically, but not less than annually.  Overhead rates are recorded to inventory based on capacity management expects for the period the inventory will be held.  Reserves are recorded within cost of sales for impaired or obsolete inventory when the cost of inventory exceeds its estimated fair value.  Management evaluates the need for inventory reserves based on its estimate of the amount realizable through projected sales including an evaluation of whether a product is reaching the end of its life cycle.  When inventory is discarded it is written off against the inventory reserve, as inventory generally has already been fully reserved for at the time it is discarded.

Research and Development  Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on the Company’s behalf and indirect costs are expensed as operating expenses when incurred.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value.  Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell.  As of March 31, 2012 and March 26, 2011, management believes there has been no impairment of the Company’s long-lived assets.

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

Product Development Costs   The Company incurs pre-production costs on certain long-term supply arrangements.  The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer.  All other product development costs are charged to operations as incurred.  There were no capitalized pre-production costs included in other assets as of March 31, 2012 or March 26, 2011.

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

Share-based Compensation   The Company has established the 2005 Equity Incentive Plan, which provides for the granting of options for up to 1,400,000 shares of Common Stock.  The Company records share-based compensation expense for the fair value of all stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the statements of cash flows.  These excess tax benefits were not significant for the Company for the fiscal year ended March 31, 2012.  There were no excess tax benefits for the fiscal year ended March 26, 2011.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.  The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of Giga-tronics’ share price.  The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants.

The fair value of restricted stock awards is based on the fair value of the underlying shares at the date of the grant. Management makes estimates regarding pre-vesting forfeitures that will impact timing of compensation expense recognized for stock option and restricted stock awards.

Earnings Per Share   Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method.  Anti-dilutive options are not included in the computation of diluted earnings per share.

Comprehensive Income (Loss)   There are no items of comprehensive income (loss) other than net income (loss).

Financial Instruments and Concentration of Credit Risk   Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and trade accounts receivable.  The Company’s cash equivalents consist of overnight deposits with federally insured financial institutions.  Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, those funds on deposit are covered by unlimited deposit insurance until December 31, 2012. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers.  The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security.  At March 31, 2012, three customers combined accounted for 36% of consolidated gross accounts receivable primarily due to the timing of the receivables.  At March 26, 2011, one customer comprised 64% of consolidated gross accounts receivable primarily due to the timing of the receivable.

Fair Value of Financial Instruments   The carrying amount for the Company’s cash-equivalents, trade accounts receivable and accounts payable approximates fair market value because of the short maturity of these financial instruments.

Recently Issued Financial Accounting Standards   In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment.  The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  Management does not believe this Update will have a significant impact on the Company’s consolidated financial condition, results of operations or cash flows.

2           Cash and Cash-Equivalents

Cash and cash-equivalents of $2,365,000 and $1,408,000 at March 31, 2012 and March 26, 2011, respectively, consist of demand deposits with a financial institution insured by the Federal Deposit Insurance Corporation.

3           Inventories

Inventories, net of reserves, consist of the following:

(Dollars in thousands)	March 31, 2012	March 26, 2011
Raw materials	$2,313	$3,518
Work-in-progress	1,651	1,349
Finished goods	241	134
Demonstration inventory	495	385
Total	$4,700	$5,386

Inventories decreased by $686,000 at the end of fiscal year 2012 compared to the prior fiscal year end, primarily due to inventory reserve adjustments of $1,549,000 for excess and obsolete inventories offset by purchase of new inventory.   Giga-tronics began a shift in strategy where future product offerings will not compete directly with similar product offerings from substantially larger competitor companies.  To this end existing product lines were pruned and excess inventories were written off.  Items deemed at end of life amounted to $150,000 at Giga-tronics and $697,000 at Microsource.

4           Selling and Advertising Expenses

Selling expenses consist primarily of commissions paid to various marketing agencies.  Commission expense totaled $661,000 and $565,000 for fiscal 2012 and 2011, respectively.  Advertising costs, which are expensed as incurred, totaled $146,000 and $98,000 for fiscal 2012 and 2011, respectively.

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

The Company's reportable operating segments are strategic business units that offer different products and services.  They are managed separately because each business utilizes different technology and requires different accounting systems.  The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment.  The tables below present information for the fiscal years ended in 2012 and 2011.

March 31, 2012 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$10,503	$2,613	$13,116
Interest expense net	(2)	-	(2)
Depreciation and amortization	115	18	133
Capital expenditures	213	1	214
(Loss) before income taxes	(3,358)	(2,492)	(5,850)
Assets	7,336	1,954	9,290

March 26, 2011 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$13,946	$7,083	$21,029
Interest income, net	-	4	4
Depreciation and amortization	127	22	149
Capital expenditures	357	11	368
Income (loss) before income taxes	980	(133)	847
Assets	9,917	3,475	13,392

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers.  In fiscal 2012 and 2011, U.S. government and U.S. defense-related customers accounted for 57% and 44% of sales, respectively.  During fiscal 2012, one customer accounted for 17% of the Company’s consolidated revenues at March 31, 2012 and was included in the Microsource segment.  A second customer accounted for 12% of the Company’s consolidated revenues at March 31, 2012 and was included in the Giga-tronics Division.  During fiscal 2011, one customer accounted for 27% of the Company’s consolidated revenues at March 26, 2011 and was included in the Giga-tronics Division.  During fiscal 2011, two customers accounted for 13% and 11% of the Company’s consolidated revenues at March 26, 2011 and was included in the Microsource segment.

Export sales accounted for 20% and 40% of the Company’s sales in fiscal 2012 and 2011, respectively.  Export sales by geographical area are shown below:

(Dollars in thousands)	March 31, 2012	March 26, 2011
Americas	$195	$1,603
Europe	996	1,148
Asia	1,297	5,477
Rest of world	75	254
Total	$2,563	$8,482

6           Earnings per Share

Net income and shares used in per share computations for the years ended March 31, 2012 and March 26, 2011 are as follows:

(In thousands except per share data)	March 31, 2012	March 26, 2011
Net (loss) income	$(5,852)	$816

Weighted average:
Common shares outstanding	5,012	4,935
Potential common shares	-	105
Common shares assuming dilution	5,012	5,040

Net (loss) earnings per share - basic	$(1.17)	$0.17
Net (loss) earnings per share - diluted	$(1.17)	$0.16
Stock options not included in computation that could potentially dilute EPS in the future	1,305	636
Restricted stock awards not included in computation that could potentially dilute EPS in the future	60	90
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,000	-
Warrants not included in computation that could potentially dilute EPS in the future	849	-

The number of stock options not included in the computation of diluted earnings per share (EPS) for the period ended March 31, 2012 is a result of the Company’s net loss and, therefore, the options are anti-dilutive.  The number of stock options not included in the computation of diluted EPS for the period ended March 26, 2011 reflects stock options where the exercise prices were greater than the average market price of the common shares and are, therefore, anti-dilutive.  The number of restricted stock awards not included in the computation of diluted EPS for the periods ended March 31, 2012 and March 26, 2011 reflect contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of March 31, 2012 and March 26, 2011.  The number of convertible preferred shares not included in the computation of diluted EPS for period ended March 31, 2012 reflects convertible preferred stock where the assumed proceeds from conversion were greater than the average market price of the common shares and are, therefore, anti-dilutive.

7           Income Taxes

Following are the components of the provision for income taxes:

Years ended (In thousands)	March 31, 2012	March 26, 2011
Current
Federal	$-	$29
State	2	2
Total current	2	31

Deferred
Federal	(1,964)	2,283
State	(340)	41
Total deferred	(2,304)	2,324

Change in liability for uncertain tax positions	16	714
Change in valuation allowance	2,288	(3,038)
Provision for income taxes	$2	$31

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Year ended (In thousands)	March 31, 2012	March 26, 2011
Net operating loss carryforwards	$11,016	$9,410
Income tax credits	1,453	1,426
Inventory reserves and additional capitalized costs	2,459	1,785
Fixed asset depreciation	73	100
Accrued vacation	125	117
Accrued warranty	84	79
Deferred rent	196	179
Other accrued liabilities	-	-
Allowance for doubtful accounts	38	100
Non-qualified stock options	100	60
State taxes benefit	-	-
Total deferred tax assets	15,544	13,256

Valuation allowance	(15,544)	(13,256)
Net deferred tax assets	$-	-

Years ended (In thousands except percentages)	March 31, 2012		March 26, 2011
Statutory federal income tax (benefit)	$(1,989)	34.0%	$288	34.0%
Valuation allowance	2,288	(39.1)	(3,038)	(358.7)
State income tax, net of federal benefit	(341)	5.8	49	5.8
Net operating loss expiration	-	-	2,023	238.8
Non tax-deductible expenses	78	(1.3)	72	8.5
Tax credits	(43)	0.7	(85)	(10.0)
Liability for uncertain tax positions	16	(0.3)	714	84.3
Other	(7)	0.1	8	1.0
Effective income tax	$2	(0.1)%	$31	3.7%

The increase in valuation allowance from March 26, 2011 to March 31, 2012 was $2,288,000.

As of March 31, 2012 the Company had pre-tax federal net operating loss carryforwards of $28,234,000 and state net operating loss carryforwards of $23,440,000 available to reduce future taxable income.   The federal and state net operating loss carryforwards begin to expire from fiscal 2016 through 2032 and from 2014 through 2032, respectively.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  The federal income tax credits begin to expire from 2020 through 2032 and state income tax credit carryforwards are carried forward indefinitely.

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

As of March 31, 2012, the Company has unrecognized tax benefits of $850,000 related to uncertain tax positions. The unrecognized tax benefits reduce the “Income tax credits” disclosed in the table of deferred tax assets above. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

The Company files U.S. federal and California state tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2009 for federal purposes and fiscal year 2008 for California purposes, except in certain limited circumstances. The Company does not have any tax audits or other issues pending.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding potential interest and penalties, is as follows:

	Fiscal Year 2012	Fiscal Year 2011
Balance as of beginning of year	834,000	$120,000
Additions based on current year tax positions	16,000	34,000
Reductions for prior year tax positions and lapses of applicable statute	-	(72,000)
Additions based on prior year tax positions	-	752,000
Balance as of end of year	$850,000	$834,000

The total amount of interest and penalties related to unrecognized tax benefits at March 31, 2012 and March 26, 2011 is not material.  The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material.  The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

8           Share-based Compensation and Employee Benefit Plans

Share-based Compensation   The Company has established the 2005 Equity Incentive Plan, which provides for the granting of options and restricted stock for up to 1,400,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company.  Options granted vest in one or more installments through 2017 and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment.  Options granted to employees shall not have terms in excess of 10 years from the grant date.  Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan.  As of March 31, 2012, no SAR’s have been granted under the option plan.  As of March 31, 2012, the total number of shares of common stock available for issuance is 225,867.  All outstanding options have either a five year or a ten year life.

The weighted average grant date fair value of stock options granted during the fiscal years ended March 31, 2012 and March 26, 2011 was $1.30and $1.60, respectively, and was calculated using the following weighted-average assumptions:

Years Ended	March 31, 2012	March 26, 2011
Dividend yield	Zero	Zero
Expected volatility	92%	101%
Risk-free interest rate	0.94%	1.13%
Expected term (years)	8.32	3.17

A summary of the changes in stock options outstanding for the years ended March 31, 2012 and March 26, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at March 27, 2010	868,027	$1.89
Granted	140,000	2.41
Exercised	102,763	1.90
Forfeited / Expired	20,250	2.18
Outstanding at March 26, 2011	885,014	$1.96
Granted	827,500	1.58
Exercised	35,590	1.36
Forfeited / Expired	372,112	1.96
Outstanding at March 31, 2012	1,304,812	$1.74	6.9	$3,041

Exercisable at March 31, 2012	319,187	$1.89	2.1	$3,041

Expected to vest at March 31, 2012	744,202	$1.69	9.5	$-

As of March 31, 2012, there was $818,341 of total unrecognized compensation cost related to non-vested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 2.15 years.  There were 175,000 and 252,224 options vested during the years ended March 31, 2012 and March 26, 2011 respectively.  The total fair value of options vested during the years ended March 31, 2012 and March 26, 2011 was $230,571 and $314,017, respectively.  Cash received from stock option exercises for the years ended March 31, 2012 and March 26, 2011 was $48,000 and $195,000, respectively.

There were no restricted stock awards granted during the year ended March 31, 2012 and 90,000 restricted stock awards granted during the year ended March 26, 2011 with a weighted average grant date fair value of $2.34 per share.  30,000 of the restricted stock awards with the same weighted average grant date fair value were forfeited during the fiscal year ended March 31, 2012 and none were forfeited during fiscal 2011.  The restricted stock awards are considered fixed awards as the number of shares and fair value are known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.  The restricted stock awards are performance-based and one-third will vest annually each year through 2013 only if certain sales and profit goals are achieved by the Company.  None of the restricted stock awards were vested at March 31, 2012 or March 26, 2011 and no compensation cost was recognized for restricted stock awards during fiscal 2012 and fiscal 2011 because management believes it is more likely than not that the performance criteria will not be met.

Employee Stock Purchase Plan   This plan expired in September 2006 and is no longer available.

401(k) Plans   The Company has established 401(k) plans which cover substantially all employees.  Participants may make voluntary contributions to the plans for up to 100% of their defined compensation.  The Company matches a percentage of the participant’s contributions in accordance with the plan.  Participants vest ratably in Company contributions over a four-year period.  Company contributions to the plans for fiscal 2012 and 2011 were approximately $37,000 and $24,000, respectively.

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

These facilities accommodate all of the Company’s present operations.  The Company also leases other equipment under operating leases.

Total future minimum lease payments under these leases amount to approximately $3,550,000 and are as follows.

Fiscal year (Dollars in thousands)
2013	1,000
2014	696
2015	654
2016	677
2017	523
Thereafter	-
Total	$3,550

The aggregate rental expense was $1,028,000 and $1,025,000 in fiscal 2012 and 2011, respectively.

The Company leases equipment under capital leases that expire through July 2014.  Capital leases with costs totaling $31,000 and $130,000 are reported net of accumulated depreciation of $3,000 and $45,000at March 31, 2012 and March 26, 2011, respectively.  The future minimum lease payments under these leases amount to approximately $26,000 at March 31, 2012.

The Company is committed to purchase certain inventory under non-cancelable purchase orders.  As of March 31, 2012, total non–cancelable purchase orders were approximately $887,000 through fiscal 2013 and are scheduled to be delivered to the Company at various dates through January 2013.

10           Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold.  Adjustments are made as new information becomes available.  The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

(Dollars in thousands)	March 31, 2012	March 26, 2011
Balance at beginning of year	$200	$139
Provision, net	258	237
Warranty costs incurred	(248)	(176)
Balance at end of year	$210	$200

11           Line of Credit

Effective September 15, 2011, the Company obtained a revolving line of credit for $2,500,000, with interest payable at prime rate plus 1.5%.  The line of credit expires on September 15, 2012.  The borrowing capacity under this line of credit is based on the Company’s accounts receivable and is secured by all of the assets of the Company.  The line of credit has standard financial covenants that require the maintenance of prescribed levels of working capital and shareholders’ equity of which the Company was in compliance at March 31, 2012.  At March 31, 2012 and March 26, 2011 there was no balance on the line of credit.

12           Series B Convertible Voting Perpetual Preferred Stock and Warrants

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

The Company also issued to the Investor a Warrant to purchase up to 848,684 additional shares of common stock of the Company.  The exercise price of the Warrant is $3.30 per share, subject to anti-dilution adjustments for stock splits, stock dividends, reclassifications and similar events.  The Warrant will cease to be exercisable 30 months after the Shareholder Approval Date, which is defined as the date on which shareholders approve exercise of the Warrant as required by rules of NASDAQ Capital Markets relating to certain private sales of securities.  The Company held a special meeting of shareholders on February 7, 2012, at which the shareholders gave the required approval for exercise of the Warrant.  Therefore, February 7, 2012 is the Shareholder Approval Date, and the Warrant must be exercised, if at all, on or before August 7, 2014.

As of December 31, 2011, the Company had recorded $1,997,000 as preferred stock on the consolidated balance sheet.  This amount is net of stock offering costs of approximately $202,000 and represents the value attributable to both the convertible preferred stock and warrants issued to the Investor.  After considering the value of the warrants, the effective conversion rate of the preferred stock is greater than the common stock price on date of issue and therefore no beneficial conversion feature is present.

13           Restatement

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

Realization of the net deferred tax asset is dependent upon the Company’s ability to generate future taxable income.   In its reassessment, Management concluded that objective and verifiable negative evidence represented by historic losses outweighed more subjective positive evidence of anticipated future income. As a result, the Company determined it necessary to maintain a full valuation allowance against its net deferred tax asset as of March 26, 2011; restated its financial statements and filed an amended Form 10-K on June 19, 2012.

Additional information related to the restatement is included in Note 2 of the financial statements included in the Form 10-K/A filed on June 19, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Giga-tronics Incorporated
San Ramon, California

We have audited the accompanying consolidated balance sheet of Giga-tronics Incorporated (the “Company”) as of March 31, 2012 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated as of March 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

San Francisco, California
June 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Giga-tronics Incorporated

We have audited the accompanying consolidated balance sheet of Giga-tronics Incorporated (the “Company”) as of March 26, 2011 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated as of March 26, 2011, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the March 26, 2011 financial statements have been restated.

/s/ Perry-Smith LLP

San Francisco, California
May 19, 2011 (June 19, 2012 as to the effects
of the restatement discussed in Note 13)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2012, of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Financial Officer and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

At the time that our Annual Report on Form 10-K for the year ended March 26, 2011 was filed on May 19, 2011, our Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 26, 2011. Subsequent to that evaluation, on May 17, 2012, we determined a restatement of the year ended March 26, 2011 Annual Report on Form 10-K/A was required.  Accordingly, our management, including our Chief Executive Officer and current acting Chief Financial Officer, re-evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 26, 2011 and March 31, 2012 because of a material weakness in internal control over the assessment of the valuation allowance against deferred tax assets, as discussed below.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:
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

Based on this assessment, management identified the following material weakness in connection with the restatement of the year ended March 26, 2011 financial statements.

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

The Company filed an amended annual report on Form 10K/A for the year ended March 26, 2011, and amended quarterly reports on Form 10Q/A for the three interim quarters for fiscal 2012 to reflect a full valuation allowance against our deferred tax assets, as more fully discussed in Note 13 to the Consolidated Financial Statements. In connection with the restatement, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that the lack of adequate controls over the assessment of the valuation allowance against deferred tax assets constituted a material weakness in internal control over financial reporting.

Controls relating to the material weakness identified in connection with the restatement of our consolidated financial statements have not been put in place as of March 31, 2012 and Management has thus concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012, based on the criteria described in the COSO Internal Control — Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

Remediation of Material Weaknesses

Remediation of Material Weakness Relating to Internal Control Over the Assessment of the Valuation Allowance against Deferred Tax Assets

The Company is in the process of creating a formal process related to the design and implementation of controls over the assessment of the valuation allowance against deferred tax assets. Management anticipates that controls will include the establishment of criteria for assessing positive and negative evidence and the establishment of an independent review process over the inputs and the conclusion reached in the assessment process.  Management expects that this process will include periodic oversight by the Audit Committee.  In this regard, the Company has recently added a new board member with accounting expertise.

Changes in internal controls

There were no changes in internal control over financial reporting identified in connection with the evaluation required by Rule 15d-15 that occurred during the year ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10.  DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders, incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2012.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set for the under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders, incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders, incorporated herein by reference.  Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2012 Annual Meeting of Shareholders, incorporated herein by reference.   This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2012.

ITEM 13.  CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2012.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the Proxy Statement under the section captioned “Appointment of Independent Registered Accounting Firm” is incorporated herein by reference.  This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2012.

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

/s/ GARRETT A. GARRETTSON	Chairman of the Board	06/19/2012
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	06/19/2012
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ FRANK D. ROMEJKO	Vice President of Finance/	06/19/2012
Frank D. Romejko	Chief Financial Officer, Acting	Date
(Principal Financial Officer)

/s/ GEORGE H. BRUNS, JR.	Director	06/19/2012
George H. Bruns, Jr.		Date

/s/ JAMES A. COLE	Director	06/19/2012
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	06/19/2012
Kenneth A. Harvey		Date

/s/ LUTZ P. HENCKELS	Director	06/19/2012
Lutz P. Henckels		Date

/s/ WILLIAM J. THOMPSON	Director	06/19/2012
William J. Thompson		Date

The following exhibits are filed by reference or herewith as a part of this report:

Index To Exhibits

3.1		Articles of Incorporation of the Registrant, as amended, previously filed as Exhibit 3.1 to Form 10-KSB for the fiscal year ended March 27, 1999 and incorporated herein by reference.

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

21		Significant Subsidiaries. (See page 41 of this Annual Report on Form 10-K.)

23.1		Consent of Independent Registered Public Accounting Firm, Perry-Smith LLP. (See page 43 of this Annual Report on Form 10-K.)

23.2		Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP. (See page 42 of this Annual Report on Form 10-K.)

31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 44 of this Annual Report on Form 10-K.)

31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 45 of this Annual Report on Form 10-K.)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 46 of this Annual Report on Form 10-K.)

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 47 of this Annual Report on Form 10-K.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balances heets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished but not filed).

	*	Management contract or compensatory plan or arrangement.