Form 10-Q
period 2012-06-30
GIGA TRONICS INC
filed 2012-08-09
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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
Yes   [   ]    No  [ X ]

There were a total of 5,029,747 shares of the Registrant’s Common Stock outstanding as of August 9, 2012.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012(Unaudited) and March 31, 2012	3

	Unaudited Condensed Consolidated Statements of Comprehensive Loss, Three Months Ended June 30, 2012 and June 25, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows, Three Months Ended June 30, 2012 and June 25, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other information	15

SIGNATURES		16

Item 6.	Exhibits
	31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act.
	31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act.
	32.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act.
	32.2 Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act.

Part I – Financial Information

Item 1  -  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash-equivalents	$1,436	$2,365
Trade accounts receivable, net of allowance of $97 and $96, respectively	3,573	1,270
Inventories, net	4,202	4,700
Prepaid expenses and other current assets	398	328
Total current assets	9,609	8,663

Property and equipment, net	599	611
Other assets	-	16
Total assets	$10,208	$9,290

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$804	$613
Accrued commission	177	129
Accrued payroll and benefits	673	739
Accrued warranty	189	210
Deferred revenue	1,435	7
Deferred rent	65	59
Capital lease obligations	20	20
Other current liabilities	321	318
Total current liabilities	3,684	2,095
Long term obligations - deferred rent	414	433
Long term obligations - capital lease	13	15
Total liabilities	4,111	2,543
Commitments
Shareholders' equity:
Convertible Preferred stock of no par value;
Authorized - 1,000,000 shares
Series A - designated 250,000 shares; 0 shares at June 30, 2012 and March 31, 2012 issued and outstanding
Series B - designated 10,000 shares; 9,997 shares at June 30, 2012 and 0 shares at March 31, 2012 issued and outstanding; (liquidation preference of $2,309)	1,997	1,997
Common stock of no par value;
Authorized - 40,000,000 shares; 5,029,747 shares at June 30, 2012 and March 31, 2012 issued and outstanding	14,879	14,822
Accumulated deficit	(10,779)	(10,072)
Total shareholders' equity	6,097	6,747
Total liabilities and shareholders' equity	$10,208	$9,290

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
(In thousands except per share data)	June 30, 2012	June 25, 2011
Net sales	$4,058	$3,497
Cost of sales	2,428	2,054
Gross margin	1,630	1,443

Engineering	933	680
Selling, general and administrative	1,310	1,434
Restructuring	92	-
Total operating expenses	2,335	2,114

Operating loss	(705)	(671)

Interest expense, net	-	-
Loss before income taxes	(705)	(671)
Provision for income taxes	2	3
Net loss and comprehensive loss	$(707)	$(674)

Loss per share - basic	$(0.14)	$(0.13)
Loss per share - diluted	$(0.14)	$(0.13)

Weighted average shares used in per share calculation:
Basic	5,029	4,995
Diluted	5,029	4,995

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net loss	$(707)	$(674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57	34
Share based compensation	57	54
Change in deferred rent	(13)	(8)
Change in other assets	16	-
Changes in operating assets and liabilities	(292)	2,839
Net cash (used in) provided by operating activities	(882)	2,245

Cash flows from investing activities:
Purchases of property and equipment	(45)	(36)
Net cash used in investing activities	(45)	(36)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	4
Principal payments on capital leases	(2)	(29)
Net cash used in financing activities	(2)	(25)

(Decrease) increase in cash and cash-equivalents	(929)	2,184

Beginning cash and cash-equivalents	2,365	1,408
Ending cash and cash-equivalents	$1,436	$3,592

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$40
Cash paid for interest	-	-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations.  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 31, 2012.

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

(3)           Inventories

Inventories consist of the following:

(In thousands)	June 30, 2012	March 31, 2012
Raw materials	$2,074	$2,313
Work-in-progress	1,607	1,651
Finished goods	123	241
Demonstration inventory	398	495
Total	$4,202	$4,700

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

	Three Months Ended
(In thousands except per share data)	June 30, 2012	June 25, 2011
Net loss	$(707)	$(674)

Weighted average:
Common shares outstanding	5,029	4,995
Potential common shares	-	-
Common shares assuming dilution	5,029	4,995

Net loss per share of common stock – basic	$(0.14)	$(0.13)
Net loss per share of common stock - diluted	$(0.14)	$(0.13)
Stock options not included in computation that could potentially dilute EPS in the future	1,282	852
Restricted stock awards not included in computation	-	90
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,000	-
Warrants not included in computation that could potentially dilute EPS in the future	849	-

The number of stock options, restricted stock awards, convertible preferred stock, and warrants not included in the computation of diluted EPS for the three month periods ended June 30, 2012 and June 25, 2011 is a result of the Company’s loss from continuing operations and, therefore, the options are antidilutive.  The weighted average exercise price of excluded options was $1.71 and $1.93 as of June 30, 2012 and June 25, 2011, respectively.

(5)            Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provides for the granting of options or awards for up to 1,400,000 shares of Common Stock.  The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.  There were options for 85,500 shares granted in the first quarter of fiscal 2013 and options for 17,500 shares granted in the first quarter of fiscal 2012.  The weighted average grant date fair value was $0.83 and $1.69, respectively.  There were no restricted stock awards granted in the first quarter of fiscal 2013 and fiscal 2012. The restricted stock awards are considered fixed awards as the number of shares and fair value is known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.  The restricted stock awards were performance-based and one-third would have vested annually through 2013 only if certain sales and profit goals were achieved by the Company.  No compensation cost was recognized for restricted stock awards during the three months ended June 30, 2012 and June 25, 2011 because management believed it was more than likely that the performance criteria will not be met.  During the three months ended June 30, 2012, all outstanding restricted stock awards were surrendered.

Cash flows resulting from the tax benefits derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activities in the statement of cash flows.  These excess tax benefits were not significant for the Company for each of the three months ended June 30, 2012 and June 25, 2011.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended
	June 30, 2012	June 25, 2011
Dividend yield	None	None
Expected volatility	92.00%	94.00%
Risk-free interest rate	0.76%	1.55%
Expected term (years)	8.36	5.9

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

A summary of the changes in stock options outstanding for the three month period ended June 30, 2012 and the year ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708
Granted	827,500	1.58
Exercised	35,590	1.36
Forfeited / Expired	372,112	1.96
Outstanding at March 31, 2012	1,304,812	$1.74	6.9	$3,041
Granted	85,500	1.01
Exercised	-	-
Forfeited / Expired	108,810	1.45
Outstanding at June 30, 2012	1,281,502	$1.71	7.0	$15,858

Exercisable at June 30, 2012	302,627	$2.06	2.0	$-

At June 30, 2012, expected to vest in the future	647,448	$1.61	8.6	$10,489

As of June 30, 2012, there was $654,817 of total unrecognized compensation cost related to non-vested options granted under the plan.  That cost is expected to be recognized over a weighted average period of 2.13 years.  There were 39,125 options that vested during the quarter ended June 30, 2012.  There were 44,375 options that vested during the quarter ended June 25, 2011.  The total fair value of options vested during each of the quarters ended June 30, 2012 and June 25, 2011 was $56,464 and $62,692, respectively.  No cash was received from the exercise of stock options for the three month period ended June 30, 2012.  Cash received from the exercise of stock options for the three month period ended June 25, 2011 was $4,691.  Share based compensation cost recognized in operating results for the three months ended June 30, 2012 and June 25, 2011 totaled $56,735 and $53,820, respectively.

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

The tables below present information for the three month periods ended June 30, 2012 and June 25, 2011.

June 30, 2012 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Net sales	$2,827	$1,231	$4,058
Net loss	(644)	(63)	(707)
Total assets	6,246	3,962	10,208

June 25, 2011 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Net sales	$2,423	$1,074	$3,497
Net loss	(316)	(358)	(674)
Total assets	8,826	3,231	12,057

(7)           Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other guarantees.

	Three Months Ended
(In thousands)	June 30, 2012	June 25, 2011
Balance at beginning of period	$210	$200
Provision, net	4	65
Warranty costs incurred	(25)	(65)
Balance at end of period	$189	$200

(8)            Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in U.S. GAAP Codification of Accounting Standards, Codification Topic 740:  Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  The Company has recorded a valuation allowance against substantially all of its deferred tax assets because management believes it is more likely than not that the benefit from deferred tax assets will not be realized.  Management considers both positive and negative evidence and tax planning strategies in making this assessment.

The Company’s effective tax rate for the three months ending June 30, 2012 and June 25, 2011 was 0% and differed from the statutory tax rate primarily as a result of the full valuation allowance recorded against the deferred tax assets.

(9)            Restructuring

The Company took steps to reduce current and future expenses by reducing staff and by combining the operations in Santa Rosa into the San Ramon facility.  This physical move is underway and is expected to be complete by May of 2013, as the Company must vacate its Santa Rosa facility at that time.  Certain employee retention agreements will extend through December 2013.  Substantially all of the restructuring costs are for the Microsource reportable segment.  As of June 30, 2012 the Company had accrued $123,000 related to these restructuring costs and none had been paid.

A summary of the total restructuring costs, the amounts previously recognized, the amounts recognized for the three months ended June 30, 2012 and the amounts expected to be recognized between July 1, 2012 and       December 31, 2013 are as follows:

Type of cost expected to be incurred:	Total Restructuring Cost	Recognized during the fiscal year ended March 31, 2012	Recognized during the three months ended June 30, 2012	Expected to be recognized between July 1, 2012 and Dec 31, 2013
(Dollars in thousands)
Retention agreements for employees	$506	$31	$92	$383
Preparation of San Ramon facility	103			103
Training of San Ramon employees	34			34
Moving expenses	56			56
Clean-up of Santa Rosa facility	67			67
Total	$766	$31	$92	$643

Item 2  -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 31, 2012 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In the first quarter of fiscal year 2013, the Company consisted of two operating and reporting segments: Giga-tronics Division and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and wireless telecommunications markets.  The Company has seen an increase in defense orders for the first quarter of fiscal 2013 versus the first quarter of fiscal 2012.  Commercial orders are slightly up for the quarter ended June 30, 2012 as compared to the quarter ended June 25, 2011.

The Company continues to monitor costs; including personnel, facilities and other expenses to more appropriately align costs with revenues.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
		Three Months Ended
(Dollars in thousands)	June 30, 2012	June 25, 2011	% change
Giga-tronics Division	$2,181	$3,885	(44%)
Microsource	6,499	1,663	291%
Total	$8,680	$5,548	56%

New orders received in the first quarter of fiscal 2013 increased by 56% to $8,680,000 from the $5,548,000 received in the first quarter of fiscal 2012.  New orders at Giga-tronics Division decreased primarily due to a decrease in military orders whereas orders at Microsource increased primarily due to an increase in new military orders.  In fiscal year 2012, Giga-tronics Division received a large first quarter signal generator order from the military which did not repeat in the first quarter of fiscal 2013.  During the first quarter of fiscal year 2013, Microsource received a significant components order from the defense sector.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
		Three Months Ended
(Dollars in thousands)	June 30, 2012	June 25, 2011	% change
Backlog of unfilled orders	$8,461	$5,700	48%
Backlog of unfilled orders shippable within one year	5,667	4,177	36%
Previous fiscal year end (FYE) long term backlog reclassified during year as shippable within one year	1,573	28	5518%
Net cancellations during year of previous FYE one-year backlog	-	-	-

Backlog at the end of the first quarter of fiscal 2013 increased 48% as compared to the end of the same period last year.  A significant order from the defense sector for Microsource components was received but not shipped in the first quarter of fiscal 2013.  Approximately one half of the order is classified as noncurrent.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
		Three Months Ended
(Dollars in thousands)	June 30, 2012	June 25, 2011	% change
Giga-tronics Division	$2,827	$2,423	17%
Microsource	1,231	1,074	15%
Total	$4,058	$3,497	16%

Fiscal 2013 first quarter net sales were $4,058,000, a 16% increase from the $3,497,000 in the first quarter of fiscal 2012.  Sales at Giga-tronics Division increased 17% or $404,000 primarily due to an increase in commercial shipments of its products.  Sales at Microsource increased 15% or $157,000 during the first quarter of fiscal 2013 versus the first quarter of fiscal 2012 largely due to an increase in military shipments.  A signal generator marketing campaign accounts for approximately one half of the Giga-tronics revenue increase, while the Microsource revenue increase is attributable to shipments of previously recorded defense contractor orders.

Cost of sales was as follows for the periods shown:

COST OF SALES
		Three Months Ended
(Dollars in thousands)	June 30, 2012	June 25, 2011	% change
Cost of sales	$2,428	$2,054	18%

Cost of sales as a percentage of sales increased slightly for the first quarter of fiscal 2013 to 59.8% compared to 58.7% from the first quarter of fiscal 2012 due to a change in product mix.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
		Three Months Ended
(Dollars in thousands)	June 30, 2012	June 25, 2011	% change
Engineering	$933	$680	37%
Selling, general and administrative	1,310	1,434	(9%)
Restructuring	92	-	0%
Total	$2,335	$2,114	10%

Operating expenses increased 10% or $221,000 in the first quarter of fiscal 2013 over fiscal 2012 due primarily to a $253,000 increase in new product development expense, partially offset by a $124,000 reduction general and administrative expense related to personnel reductions in fiscal 2012.  Company plans are to aggressively invest in its instrument products.

In the fourth quarter of fiscal 2012, Giga-tronics made the decision to move ahead with the consolidation of its Santa Rosa, CA operation into one facility in San Ramon, CA to help with overhead absorption in San Ramon and to eliminate the facility expense in Santa Rosa.  The Company announced its intentions to employees in February, 2012 and entered into employment agreements with all key Santa Rosa individuals to retain the talent needed to continue shipments during the transition and to ensure the new operation in San Ramon will run smoothly.

The major types of cost associated with this move and estimates of their respective total costs are shown:

Type of Cost	Estimated Total Expense (In thousands)
Retention Agreements for employees	$506
Preparation of San Ramon facility	$103
Training of San Ramon Employees	$34
Moving expenses	$56
Clean-up of Santa Rosa facility	$67
Total	$766

Of the total expense, only a prorated portion of the retention bonuses were accrued during this quarter for $92,000 and $31,000 had been accrued as of March 31, 2012.  The balance of the expenses will be incurred throughout the remainder of this fiscal year and through the third quarter of fiscal 2014.  The Company must vacate its Santa Rosa facility in May of 2013.

Giga-tronics recorded a net loss of $707,000 or $0.14 per fully diluted share for the first quarter of fiscal 2013 versus a net loss of $674,000 or $0.13 per fully diluted share in the same period last year.

Financial Condition and Liquidity

As of June 30, 2012, Giga-tronics had $1,436,000 in cash and cash equivalents, compared to $2,365,000 as of March 31, 2012.

Working capital at June 30, 2012 was $5,925,000 compared to $6,568,000 at March 31, 2012. The decrease in working capital was primarily attributable to the net loss of $707,000 during the first quarter of fiscal 2013 and an increase in accounts receivable which was partially offset by an increase in deferred revenue.

The Company’s current ratio (current assets divided by current liabilities) at June 30, 2012 was 2.61 compared to 4.14 on March 31, 2012.

Cash used in operations amounted to $882,000 and is due to the net loss for the period.

Additions to property and equipment were $45,000 in the first quarter of 2013.  There was $36,000 in additions for the same period last year. The increase in capital equipment spending was due to an upgrade of capital equipment enabling the manufacture of new products being released.

Effective September 15, 2011, the Company obtained a revolving line of credit for $2,500,000, with interest payable at prime rate plus 1.5%.  The line of credit expires on September 15, 2012.  The borrowing capacity under this line of credit is based on the Company’s accounts receivable and is secured by all of the assets of the Company.  The line of credit has standard financial covenants that require the maintenance of prescribed levels of working capital and shareholders’ equity. The Company was in compliance with all covenants at June 30, 2012.  At June 30, 2012 and June 25, 2011 there was no balance on the line of credit.

We believe the funds generated by the collection of our accounts receivable; the anticipated revenues of our operations and reductions in operating expenses; and, continued management of our supply chain are adequate to fund our anticipated cash needs through the next twelve months. Although our line of credit expires in September 2012, we expect to renew the line of credit at maturity.  Additionally, we do not have any outstanding balances on the line of credit.  We anticipate that we will retain all earnings, if any, to fund future growth in the business. We believe we have effectively implemented cash management controls to meet ongoing obligations and as such believe that we will have sufficient liquidity to continue to operate over the next twelve months.

Should unforeseen circumstances occur, there are no assurances that we will not be required to seek additional working capital through debt or equity offerings. If such additional working capital is required, there are no assurances that such financing will be available on favorable terms to the Company, if at all.

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

In its report on internal control over financial reporting included in its Form 10-K as of March 31, 2012, management determined there was a lack of adequate controls over the assessment of the valuation allowance against deferred tax assets that constituted a material weakness in internal control over financial reporting. To remediate this material weakness, the Company adopted a policy requiring review by the Audit Committee of certain financial forecasts and significant or unusual transactions. Material changes in the valuation allowance against deferred tax assets would be subject to the new review process. The Company has also added a new board member with accounting experience to the Audit Committee on May 17, 2012. Management believes that the change in policy and governance described above remediates the material weakness reported in its March 31, 2012 Form 10-K. The Company may take additional steps to specifically formalize its policy of review of deferred tax accounting if it deems it necessary to do so and would prior to the time the Company returns to profitability.

There were no other significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of June 30, 2012, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework.”

Part II - Other Information

Item 1  -  Legal Proceedings

As of June 30, 2012, Giga-tronics has no material pending legal proceedings.  From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

There has been no material change in the risk factors disclosed in the registrant’s Annual Report of Form 10-K for the fiscal year ended March 31, 2012.

Item 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3  -  Defaults Upon Senior Securities

None.

Item 4  -  Mine Safety Disclosures

Not applicable.

Item 5  -  Other Information

None.

Item 6  -  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 9, 2012	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2012	/s/ Frank D. Romejko
Frank D. Romejko
Vice President of Finance
Chief Financial Officer (Acting)
(Principal Accounting Officer)