Form 10-Q/A
period 2012-06-30
GIGA TRONICS INC
filed 2012-08-31
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-12719

GIGA-TRONICS INCORPORATED
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4650 Norris Canyon Road, San Ramon, CA 94583 (925) 328-4650
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE AND TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 5,029,747 shares of the registrant’s common stock issued and outstanding as of August 9, 2012.

EXPLANATORY NOTE

The purpose of this amendment to the Giga-tronics Incorporated Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on July 30, 2012 (the “Form 10-Q”), is to furnish Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

One additional change has made to the Form 10-Q.  In the Shareholders’ Equity section of the Condensed Consolidated Balance Sheets (unaudited), Convertible Preferred stock at no par value, Series B, reads, “9,997 shares at June 30, 2012 and 0 shares at March 31, 2012 . . .”.  Series B as corrected reads, “9,997 shares at June 30, 2012 and at March 31, 2012 . . .”
No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to rule 406T of Regulation S-T, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and other wise is not subject to liability under those sections.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash-equivalents	$1,436	$2,365
Trade accounts receivable, net of allowance of $97 and $96, respectively	3,573	1,270
Inventories, net	4,202	4,700
Prepaid expenses and other current assets	398	328
Total current assets	9,609	8,663

Property and equipment, net	599	611
Other assets	-	16
Total assets	$10,208	$9,290

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$804	$613
Accrued commission	177	129
Accrued payroll and benefits	673	739
Accrued warranty	189	210
Deferred revenue	1,435	7
Deferred rent	65	59
Capital lease obligations	20	20
Other current liabilities	321	318
Total current liabilities	3,684	2,095
Long term obligations - deferred rent	414	433
Long term obligations - capital lease	13	15
Total liabilities	4,111	2,543
Commitments
Shareholders' equity:
Convertible Preferred stock of no par value;
Authorized - 1,000,000 shares Series A - designated 250,000 shares; 0 shares at June 30, 2012 and March 31, 2012 issued and outstanding Series B - designated 10,000 shares; 9,997 shares at June 30, 2012 and at March 31, 2012 issued and outstanding; (liquidation preference of $2,309)	1,997	1,997
Common stock of no par value;
Authorized - 40,000,000 shares; 5,029,747 shares at June 30, 2012 and March 31, 2012 issued and outstanding	14,879	14,822
Accumulated deficit	(10,779)	(10,072)
Total shareholders' equity	6,097	6,747
Total liabilities and shareholders' equity	$10,208	$9,290

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ITEM 6. EXHIBITS

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

GIGA-TRONICS INCORPORATED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED

Dated: August 30, 2012
/s/ FRANK D. ROMEJKO
Frank D. Romejko
Vice President of Finance Chief Financial Officer (acting)
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.