Form 10-Q
period 2012-09-29
GIGA TRONICS INC
filed 2012-11-13
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 29, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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
Yes   [   ]    No  [ X ]

There were a total of 5,029,747 shares of the Registrant’s Common Stock outstanding as of November 9, 2012.

Part I – Financial Information

Item 1  -  Financial Statements

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	September 29, 2012	March 31, 2012
Assets
Current assets:
Cash and cash-equivalents	$2,096	$2,365
Trade accounts receivable, net of allowance of $115 and $96, respectively	2,408	1,270
Inventories, net	4,343	4,700
Prepaid expenses and other current assets	439	328
Total current assets	9,286	8,663

Property and equipment, net	759	611
Other assets	-	16
Total assets	$10,045	$9,290

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$915	$613
Accrued commission	72	129
Accrued payroll and benefits	849	739
Accrued warranty	156	210
Deferred revenue	1,976	7
Deferred rent	70	59
Capital lease obligations	73	20
Other current liabilities	315	318
Total current liabilities	4,426	2,095
Long term obligations - deferred rent	390	433
Long term obligations - capital lease	122	15
Total liabilities	4,938	2,543
Commitments
Shareholders' equity:
Preferred stock of no par value;
Authorized - 1,000,000 shares
Series A - designated 250,000 shares; 0 shares at September 29, 2012 and March 31, 2012 issued and outstanding
Series B - designated 10,000 shares; 9,997 shares at September 29, 2012 and March 31, 2012 issued and outstanding; (liquidation preference of $2,309)	1,997	1,997
Common stock of no par value;
Authorized - 40,000,000 shares; 5,029,747 shares at September 29, 2012 and March 31, 2012 issued and outstanding	14,953	14,822
Accumulated deficit	(11,843)	(10,072)
Total shareholders' equity	5,107	6,747
Total liabilities and shareholders' equity	$10,045	$9,290

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Month Periods Ended		Six Month Periods Ended
	September 29,	September 24,	September 29,	September 24,
(In thousands except per share data)	2012	2011	2012	2011
Net sales	$3,405	$4,086	$7,463	$7,583
Cost of sales	2,122	2,554	4,550	4,608
Gross margin	1,283	1,532	2,913	2,975

Operating expenses:
Engineering	1,047	635	1,980	1,315
Selling, general and administrative	1,206	1,562	2,516	2,996
Restructuring	92	-	184	-
Total operating expenses	2,345	2,197	4,680	4,311

Operating loss	(1,062)	(665)	(1,767)	(1,336)

Interest expense, net	(2)	(1)	(2)	(1)
Loss before income taxes	(1,064)	(666)	(1,769)	(1,337)
(Benefit) provision for income taxes	-	(1)	2	2
Net loss	$(1,064)	$(665)	$(1,771)	$(1,339)

Loss per common share – basic	$(0.21)	$(0.13)	$(0.35)	$(0.27)
Loss per common share – diluted	$(0.21)	$(0.13)	$(0.35)	$(0.27)

Weighted average common shares used in per share calculation:
Basic	5,029	5,006	5,029	5,000
Diluted	5,029	5,006	5,029	5,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Month Periods Ended
	September 29,	September 24,
(In thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(1,771)	$(1,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	104	61
Share based compensation	131	117
Change in deferred rent	(32)	(21)
Change in other assets	16	-
Changes in operating assets and liabilities	1,375	2,790
Net cash (used in) provided by operating activities	(177)	1,608

Cash flows from investing activities:
Purchases of property and equipment	(82)	(117)
Net cash used in investing activities	(82)	(117)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	41
Payments on capital leases	(10)	(60)
Net cash used in financing activities	(10)	(19)

(Decrease) increase in cash and cash-equivalents	(269)	1,472

Beginning cash and cash-equivalents	2,365	1,408
Ending cash and cash-equivalents	$2,096	$2,880

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$2	$1

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$170	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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

Fiscal Year   The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March.   Fiscal year 2013, ending on March 30, 2013 is a 52 week year, while fiscal year 2012, ended on March 31, 2012 was a 53 week year.  Quarterly periods within each such fiscal year are in most cases 13 weeks as opposed to three calendar months.  All references to three month period, six month period and years in the consolidated financial statements relate to fiscal periods or years rather than three month calendar quarters, six calendar months or calendar years.

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

(3)           Inventories

Inventories consisted of the following:

(In thousands)	September 29, 2012	March 31, 2012
Raw materials	$2,234	$2,313
Work-in-progress	1,613	1,651
Finished goods	142	241
Demonstration inventory	354	495
Total	$4,343	$4,700

(4)           Loss Per Common Share

Basic loss per common share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised using the treasury stock method.  In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. The shares used in per share computations are as follows:

	Three Month Periods Ended		Six Month Periods Ended
	September 29,	September 24,	September 29,	September 24,
(In thousands except per share data)	2012	2011	2012	2011
Net loss	$(1,064)	$(665)	$(1,771)	$(1,339)

Weighted average:
Common shares outstanding	5,029	5,006	5,029	5,000
Potential common shares	-	-	-	-
Common shares assuming dilution	5,029	5,006	5,029	5,000

Net loss per common share – basic	$(0.21)	$(0.13)	$(0.35)	$(0.27)
Net loss per common share - diluted	$(0.21)	$(0.13)	$(0.35)	$(0.27)
Stock options not included in computation that could potentially dilute EPS in the future	1,522	784	1,522	784
Restricted stock awards not included in computation that could potentially dilute EPS in the future	50	90	50	90
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,000	-	1,000	-
Warrants not included in computation that could potentially dilute EPS in the future	849	-	849	-

The number of stock options, restricted stock awards, convertible preferred stock, and warrants not included in the computation of diluted EPS for the three and six month periods ended September 29, 2012 and     September 24, 2011 is a result of the Company’s net loss and, therefore, these securities are antidilutive.  The weighted average exercise price of excluded options was $1.62 and $1.98 as of September 29, 2012 and September 24, 2011, respectively.

(5)            Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, (the “2005 Plan”), which currently provides for the granting of options or awards for up to 1,750,000 shares of Common Stock. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period. There were options for 325,500 shares granted in the second quarter of fiscal 2013 and options for 411,000 shares granted in the first half of fiscal 2013 with weighted average grant date fair values of $0.89 and $0.88, respectively. There were options for 47,500 shares granted during the second quarter of fiscal 2012 and options for 65,000 shares granted in the first half of fiscal 2012 with weighted average grant date fair values of $1.25 and $1.37, respectively.

Included in the options granted during the second quarter of fiscal 2013 are performance-based options for 100,000 shares granted as an inducement to a new employee outside the 2005 Plan. A portion of the options shall vest following the filing of the Company’s Form 10K for fiscal 2014 provided certain bookings goals are achieved by the Company. No compensation cost was recognized for these stock options during the three or six month periods ended September 29, 2012 because management believes it is not more than likely than not that the performance criteria will be met.

The Company also granted 50,000 shares of restricted stock outside the 2005 Plan in the second quarter of fiscal 2013.   The weighted average grant date fair value was $1.18.  No restricted stock awards were granted in the first quarter of fiscal 2013 or during the first half of fiscal 2012. The restricted stock awards are considered fixed awards as the number of shares and fair value are known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. The restricted stock awards are performance-based and a portion of the shares shall vest and become free of any restrictions following the filing of the Company’s Form 10K for fiscal 2014 provided certain bookings goals are achieved by the Company. Compensation cost of $7,000 was recognized for restricted stock awards during the six month period ended September 29, 2012. No compensation cost was recognized for restricted stock awards during the six month period ended September 24, 2011 because management believed it was more than likely that the performance criteria will not be met for the then non-vested restricted stock awards.

Cash flows resulting from the tax benefits derived from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activities in the statement of cash flows. The Company had no excess tax benefits for each of the three and six month periods ended September 29, 2012 and September 24, 2011.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Six Month Periods Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Dividend yield	None	None	None	None
Expected volatility	86.70%	92.61%	87.73%	92.84%
Risk-free interest rate	0.47%	1.54%	0.53%	1.54%
Expected term (years)	5.7	8.36	6.19	7.83

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

A summary of the changes in all stock options outstanding for the six month period ended September 29, 2012 and the year ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708
Granted	744,000	1.58
Exercised	35,590	1.36
Forfeited / Expired	372,112	1.96
Outstanding at March 31, 2012	1,221,312	$1.74	6.7	$3,041
Granted	411,000	1.22
Exercised	-	-
Forfeited / Expired	110,685	1.47
Outstanding at September 29, 2012	1,521,627	$1.62	6.8	$234,105

Exercisable at September 29, 2012	343,502	$2.03	1.9	$7,850

At September 29, 2012, expected to vest in the future	838,932	$1.50	8.2	$199,336

As of September 29, 2012, there was $783,000 of total unrecognized compensation cost related to non-vested options and restricted stock granted under the 2005 Plan and outside of the 2005 Plan.  That cost is expected to be recognized over a weighted average period of 2.07 years.  There were 42,750 options that vested during the quarter ended September 29, 2012.  There were 68,125 options that vested during the quarter ended September 24, 2011.  The total fair value of options vested during the quarters ended September 29, 2012 and September 24, 2011 was $54,000 and $76,000, respectively.  There were 81,875 options that vested during the six month period ended September 29, 2012.  There were 112,500 options that vested during the six month period ended September 24, 2011.  The total fair value of options vested during the six month periods ended September 29, 2012 and September 24, 2011 was $111,000 and $139,000, respectively.  No cash was received from the exercise of stock options for the three or six month periods ended September 29, 2012.  Cash received from the exercise of stock options for the three and six month periods ended September 24, 2011 was $37,000 and $42,000, respectively, and related excess tax benefits or deficiencies were not significant.  Share based compensation cost recognized in operating results for the three month periods ended September 29, 2012 and September 24, 2011 totaled $75,000 and $63,000, respectively.  Share based compensation cost recognized in operating results for the six month periods ended September 29, 2012 and September 24, 2011 totaled $131,000 and $117,000, respectively.

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

The tables below present information for the three and six month periods ended September 29, 2012 and September 24, 2011.

		Three Month Periods Ended			Three Month Periods Ended
(In thousands)	At Sep. 29, 2012	September 29, 2012		At Sep. 24, 2011	September 24, 2011
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$6,859	$2,244	$(860)	$8,568	$3,588	$55
Microsource	3,186	1,161	(204)	3,035	498	(720)
Total	$10,045	$3,405	$(1,064)	$11,603	$4,086	$(665)

		Six Month Periods Ended			Six Month Periods Ended
(In thousands)	At Sep. 29, 2012	September 29, 2012		At Sep. 24, 2011	September 24, 2011
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$6,859	$5,071	$(1,504)	$8,568	$6,011	$(261)
Microsource	3,186	2,392	(267)	3,035	1,572	(1,078)
Total	$10,045	$7,463	$(1,771)	$11,603	$7,583	$(1,339)

(7)           Warranty Obligations

The following table provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other product guarantees.

	Three Month Periods Ended		Six Month Periods Ended
	September 29,	September 24,	September 29,	September 24,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$189	$200	$210	$200
(Benefit) / Provision, net	(9)	43	(5)	108
Warranty costs incurred	(24)	(52)	(49)	(117)
Balance at end of period	$156	$191	$156	$191

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

The Company’s tax expense for the six month period ending September 29, 2012 was $2,000. The effective tax rate for the six month periods ending September 29, 2012 and September 24, 2011 was 0% due to a valuation allowance recorded against the net deferred tax asset balance.

As of September 29, 2012, the Company did not record any unrecognized tax benefits related to uncertain tax positions.  The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet.  The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.  The Company is currently undergoing an audit by the California Franchise Tax Board for the fiscal years ended March 27, 2010 and March 26, 2011 and does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(9)            Restructuring

The Company took steps to reduce current and future expenses by reducing staff and by combining the operations in Santa Rosa into the San Ramon facility. This physical move is underway and is expected to be complete by May of 2013, as the Company must vacate its Santa Rosa facility at that time.  Certain employee retention agreements will extend through December 2013.  Substantially all of the restructuring costs are for the Microsource reportable segment. As of September 29, 2012 the Company had accrued $215,000 within accounts payable related to these restructuring costs and no amounts have been paid through September 29, 2012.

A summary of the total restructuring costs, the amounts previously recognized, the amounts recognized for the six month periods ended September 29, 2012 and the amounts expected to be recognized between September 30, 2012 and December 28, 2013 are as follows:

Type of cost expected to be incurred:	Total Restructuring Cost	Recognized during the fiscal year ended Mar 31, 2012	Recognized during the six month periods ended Sep. 29, 2012	Expected to be recognized between Sep. 30, 2012 and Dec 28, 2013
(Dollars in thousands)
Retention agreements for employees	$506	$31	$184	$291
Preparation of San Ramon facility	103			103
Training of San Ramon employees	34			34
Moving expenses	56			56
Clean-up of Santa Rosa facility	67			67
Total	$766	$31	$184	$551

(10)           Subsequent Events

On October 12, 2012, the Company entered into a Second Amended and Restated Loan and Security Agreement” (the “New Credit Facility”) with Silicon Valley Bank (the “Bank”). The New Credit Facility replaced the Company’s previous revolving line of credit with the Bank that had an expiration date of September 12, 2012, but was extended to October 15, 2012. The New Credit Facility, which expires on   October 12, 2013, is secured by all assets of the Company and provides for a borrowing capacity equal to 80% of eligible accounts receivable on an aggregate basis, up to a maximum $2.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum cash balance of $750,000. When the Company is not borrowing base eligible the Bank may limit credit extension to the 80% advance rate multiplied by the face amount of specific eligible accounts. The New Credit Facility contains a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year.  When borrowing base eligible, the collateral handling fee is not applicable.  Interest accrues on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). Any borrowings under the New Credit Facility may be repaid and such repaid amounts re-borrowed until the maturity date.  Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the agreement, the New Credit Facility will terminate on October 12, 2013, at which time all outstanding borrowings must be repaid by the Company.

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

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. The Company consists of two operating and reporting segments: Giga-tronics Division and Microsource.

Our business is highly dependent on government spending in the defense electronics sector and wireless telecommunications markets.  The Company has seen an increase in defense orders for the second quarter of fiscal 2013 versus the second quarter of fiscal 2012.  Commercial orders have decreased slightly for the quarter ended September 29, 2012 as compared to the quarter ended September 24, 2011.  The Company has seen an increase in defense orders and commercial orders for the first half of fiscal 2013 versus the same period last year.

The Company continues to monitor costs; including personnel, facilities and other expenses to more appropriately align costs with revenues.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	September 29, 2012	September 24, 2011	% change
Giga-tronics Division	$2,101	$2,330	(10%)
Microsource	1,717	135	1172%
Total	$3,818	$2,465	55%

	Six Month Periods Ended
(Dollars in thousands)	September 29, 2012	September 24, 2011	% change
Giga-tronics Division	$4,282	$6,215	(31%)
Microsource	8,216	1,798	357%
Total	$12,498	$8,013	56%

New orders received in the second quarter of fiscal 2013 increased by 55% to $3,818,000 from the $2,465,000 received in fiscal 2012. New orders received in the first half of fiscal 2013 increased 56% to $12,498,000 from the $8,013,000 received in the first half of fiscal 2012. Orders at Giga-tronics Division decreased for the three month period ended September 29, 2012 primarily due to a decrease in commercial orders, whereas orders for the first half of fiscal 2013 decreased primarily due to a decrease in military demand for its products. In fiscal year 2012, Giga-tronics Division received a large first quarter signal generator order from the military which did not repeat in the first quarter of fiscal 2013. Orders at Microsource increased for the three and six month periods ended September 29, 2012 compared to the three and six month periods ended September 24, 2011, primarily due to booking a significant order from the military sector.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
	September 29,	September 24,
(Dollars in thousands)	2012	2011	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$1,484	$1,675	(11%)
Microsource	7,390	2,404	207%
Total	$8,874	$4,079	118%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$1,478	$1,675	(12%)
Microsource	5,577	1,262	342%
Total	$7,055	$2,937	140%

Previous fiscal year end (FYE) long term backlog reclassified during the period as shippable within one year:
Giga-tronics Division	$-	$-	0%
Microsource	-	163	(100%)
Total	$-	$163	(100%)

Net cancellations during the period of previous FYE one-year backlog:
Giga-tronics Division	$-	$-	0%
Microsource	-	-	0%
Total	$-	$-	0%

Backlog at the end of the second quarter of fiscal 2013 increased 118% as compared to the end of the same period last year. A significant order from the defense sector for Microsource components was received but not shipped in the second quarter of fiscal 2013. Approximately one half of the order is classified as noncurrent as of September 29, 2012.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	September 29, 2012	September 24, 2011	% change
Giga-tronics Division	$2,244	$3,588	(37%)
Microsource	1,161	498	133%
Total	$3,405	$4,086	(17%)

	Six Month Periods Ended
(Dollars in thousands)	September 29, 2012	September 24, 2011	% change
Giga-tronics Division	$5,071	$6,011	(16%)
Microsource	2,392	1,572	52%
Total	$7,463	$7,583	(2%)

Net sales in the second quarter of fiscal 2013 were $3,405,000, a 17% decrease from the $4,086,000 in fiscal 2012.  Net sales in the first half of fiscal 2013 decreased 2% to $7,463,000 from the $7,583,000 in the first half of fiscal 2012. Sales at Giga-tronics Division decreased for the three and six month periods ended       September 29, 2012 primarily due to a decrease in military shipments.  The prior year shipments included a last time sale to a military customer for a now discontinued model.  Sales in the first half of fiscal year 2013 were not enough to compensate for the sales lost to a discontinued model.  Shipments at Microsource increased for the three and six month periods ended September 29, 2012 compared to the three and six month periods ended September 24, 2011, primarily due to shipment of a significant order for the military.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Month Periods Ended
(Dollars in thousands)	September 29, 2012	September 24, 2011	% change
Cost of sales	$2,122	$2,554	(17%)

	Six Month Periods Ended
(Dollars in thousands)	September 29, 2012	September 24, 2011	% change
Cost of sales	$4,550	$4,608	(1%)

Cost of sales as a percentage of sales decreased by 0.2% for the second quarter of fiscal 2013 to 62.3% compared to 62.5% for the second quarter of fiscal 2012.

Cost of sales as a percentage of sales increased by 0.2% for the first half of fiscal 2013 to 61.0% compared to 60.8% from the first half of fiscal 2012.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	September 29, 2012	September 24, 2011	% change
Engineering	$1,047	$635	65%
Selling, general and administrative	1,206	1,562	(23%)
Restructuring	92	-	0%
Total	$2,345	$2,197	7%

	Six Month Periods Ended
(Dollars in thousands)	September 29, 2012	September 24, 2011	% change
Engineering	$1,980	$1,315	51%
Selling, general and administrative	2,516	2,996	(16%)
Restructuring	184	-	0%
Total	$4,680	$4,311	9%

Operating expenses increased 7% or $148,000 in the second quarter of fiscal 2013 over the second quarter of fiscal 2012 primarily due to an increase of $412,000 in product development expenses including costs associated with constructing prototype and beta test units, which was partially offset by a $356,000 reduction in selling, general and administrative expenses primarily related to lower sales commission expense due to house account sales and personnel reductions in fiscal 2012. The Company plans to aggressively invest in its new instrument products but anticipates a future reduction in operating costs once the planned move of the Microsource operation from Santa Rosa to San Ramon is completed later this fiscal year.

Operating expenses increased 9% or $369,000 in the first half of fiscal 2013 over fiscal 2012 due to an increase of $665,000 in product development expenses including prototype and beta test unit costs, which was partially offset by a $480,000 reduction in selling, general and administrative expenses primarily related to lower sales commission expense due to house account sales and personnel reductions in fiscal 2012.  The Company plans to aggressively invest in its instrument products but anticipates a future reduction in operating costs once the planned move of the Microsource operation from Santa Rosa to San Ramon is completed later this fiscal year.

In the fourth quarter of fiscal 2012, Giga-tronics made the decision to move ahead with the relocation of its Santa Rosa, CA operation into one facility in San Ramon, CA to help with overhead absorption in San Ramon and to eliminate the facility expense in Santa Rosa.  The Company announced its intentions to employees in February, 2012 and entered into employment agreements with all key Santa Rosa individuals to retain the talent needed to continue shipments during the transition and to ensure the new operation in San Ramon will run smoothly.

The major types of cost associated with this move and estimates of their respective total costs are shown:

Type of Cost	Estimated Total Expense (In thousands)
Retention Agreements for employees	$506
Preparation of San Ramon facility	103
Training of San Ramon Employees	34
Moving expenses	56
Clean-up of Santa Rosa facility	67
Total	$766

Of the total estimated expense, only a prorated portion of the retention bonuses have been accrued as of September 29, 2012. The total expense related to retention bonuses for the three and six month periods ending September 29, 2012 were $92,000 and $184,000, respectively. The balance of the restructuring costs will be expensed throughout the remainder of fiscal 2013 and through the third quarter of fiscal year 2014. The Company is required to vacate its Santa Rosa facility by May of 2013.

In summary, Giga-tronics recorded a loss before income taxes of $1,064,000 for the second quarter of fiscal 2013 versus a loss before income taxes of $666,000 for the same period last year. The loss before income taxes for the first half of fiscal 2013 was $1,769,000 compared to $1,337,000 for the first half of fiscal 2012.

Financial Condition and Liquidity

As of September 29, 2012, Giga-tronics had $2,096,000 in cash and cash equivalents, compared to $2,365,000 as of March 31, 2012.

Working capital at September 29, 2012 was $4,860,000 compared to $6,568,000 at March 31, 2012. The decrease in working capital was primarily attributable to the net loss of $1,771,000 for the first half of fiscal 2013.

The Company’s current ratio (current assets divided by current liabilities) at September 29, 2012 was 2.10 compared to 4.14 on March 31, 2012.

Cash used in operating activities amounted to $177,000 for the six month period ended September 29, 2012, compared to cash provided by operating activities of $1,608,000 for the six month period ended September 24, 2011.  Cash used in operating activities during the first half of fiscal 2013 was primarily attributed to the net loss which was partially offset by cash received through advance customer payments which is recorded as deferred revenue.  Cash provided by operating activities for the first half of fiscal 2012 which was primarily attributable to the collection of accounts receivable.

Additions to property and equipment were $252,000 in the first half of fiscal 2013, of which $170,000 were related to new capital lease obligations, compared to $117,000 in the first half of fiscal 2012.  The increase in property and equipment in fiscal 2013 was attributable to new engineering projects. The increase in property and equipment in fiscal 2012 was due to an upgrade of manufacturing equipment required for certain new products.

Deferred revenue was $1,967,000 at September 29, 2012 compared to $7,000 at March 31, 2012.  The increase of $1,960,000 was due primarily to cash received from advance customer billings during the first six months of fiscal 2013 associated with a contract with a large aircraft manufacturer.

On October 12, 2012, the Company entered into a Second Amended and Restated Loan and Security Agreement” (the “New Credit Facility”) with Silicon Valley Bank (the “Bank”). The New Credit Facility replaced the Company’s previous revolving line of credit with the Bank with an expiration date of September 12, 2012, which was subsequently extended to October 15, 2012. The New Credit Facility, which expires on October 12, 2013, is secured by all assets of the Company and provides for a borrowing capacity equal to 80% of eligible accounts receivable on an aggregate basis, up to a maximum $2.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum cash balance of $750,000. When the Company is not borrowing base eligible the Bank may limit credit extension to the 80% advance rate multiplied by the face amount of specific eligible accounts. The New Credit Facility contains a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year.  When borrowing base eligible, the collateral handling fee is not applicable.  Interest accrues on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). Any borrowings under the New Credit Facility may be repaid and such repaid amounts re-borrowed until the maturity date. Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the agreement, the New Credit Facility will terminate on October 12, 2013, at which time all outstanding borrowings must be repaid by the Company.  The total borrowing capacity for Giga-tronics would have been in excess of $2 million if the New Credit Facility had been in effect at September 29, 2012. If Giga-tronics does not maintain borrowing base eligibility, that is, a cash balance of $750,000.00 or greater, then the borrowing capacity is not based upon accounts receivable in the aggregate but rather it is limited to 80% of specific eligible accounts receivable. The specific eligible accounts receivable are subject to the Bank’s discretion and will generally exclude past due accounts, foreign receivables and certain receivables from the government among other exclusions.  Thus Giga-tronics would be able to borrow funds from the Bank; however, the borrowing capacity would be reduced.  Using balances at September 29, 2012 as an illustration, had the cash balance fallen below $750,000, the borrowing capacity would have been reduced to approximately $1.9 million.

In order to achieve sustained profitability and positive cash flows from operations, the Company may need to further reduce operating expenses and increase revenue.  Last year Giga-tronics completed a series of cost reduction actions which have improved the operating expense structure, exclusive of new product development expense.  The Company will continue to perform additional actions, as necessary.  The ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for the Company’s products.  Management believes that existing cash and cash equivalent balances, along with cash expected to be generated from product sales, and the careful management of working capital requirements, will be sufficient to fund operations, new product development efforts, anticipated capital expenditures, working capital, and other financing requirements for the next 12 months.  In order to increase working capital, the Company may seek to obtain additional debt or equity financing.  However, the Company cannot assure that such financing will be available or on terms favorable to the Company.

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of September 29, 2012, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework.”

Part II - Other Information

Item 1  -  Legal Proceedings

As of September 29, 2012, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a  -  Risk Factors

There has been no material change to the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 2  -  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2012, the Company engaged an individual as its vice president of sales.  As an inducement for the position, the Company granted  (i) options under the 2005 Equity Incentive Plan (the “2005 Plan”) to acquire 100,000 shares of common stock at an exercise price of $1.18 per share, vesting ratably over five years, (ii) options outside the 2005 Plan to acquire 100,000 additional shares of common stock at $1.18 per share, vesting in increments if sales exceed certain agreed thresholds during the two year period ending in March 2014; and (iii) 50,000 shares of restricted stock outside the 2005 Plan, also vesting in increments if sales exceed certain agreed thresholds during the two year period ending in March 2014.  The 100,000 share option grant and the restricted stock grant were treated as private placements and were not registered under the Securities Act of 1933 (the "Act").  No underwriter was involved in the transaction. The issuances were exempt from registration under Section 4(2) of the Act.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 9, 2012	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2012	/s/ Frank D. Romejko
Frank D. Romejko
Vice President of Finance
Interim Chief Financial Officer
(Principal Accounting Officer)