Form 10-Q
period 2012-12-29
GIGA TRONICS INC
filed 2013-02-08
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 29, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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
Yes   [   ]    No  [ X ]

There were a total of 5,029,747 shares of the Registrant’s Common Stock outstanding as of February 8, 2013.

Part I – Financial Information

Item 1  -  Financial Statements
GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	December 29, 2012	March 31, 2012
Assets
Current assets:
Cash and cash-equivalents	$2,421	$2,365
Trade accounts receivable, net of allowance of $53 and $96, respectively	1,776	1,270
Inventories, net	4,151	4,700
Prepaid expenses and other current assets	294	328
Total current assets	8,642	8,663

Property and equipment, net	667	611
Other assets	-	16
Total assets	$9,309	$9,290

Liabilities and shareholders' equity
Current liabilities:
Line of credit	$975	$-
Accounts payable	805	613
Accrued commission	88	129
Accrued payroll and benefits	776	739
Accrued warranty	137	210
Deferred revenue	1,263	7
Deferred rent	76	59
Capital lease obligations	64	20
Other current liabilities	312	318
Total current liabilities	4,496	2,095
Long term obligations - deferred rent	365	433
Long term obligations - capital lease	106	15
Total liabilities	4,967	2,543
Commitments
Shareholders' equity:
Preferred stock of no par value;
Authorized - 1,000,000 shares
Series A - designated 250,000 shares; 0 shares at December 29, 2012 and March 31, 2012 issued and outstanding
Series B - designated 10,000 shares; 9,997 shares at December 29, 2012 and March 31, 2012 issued and outstanding; liquidation preference of $2,309)	1,997	1,997
Common stock of no par value;
Authorized - 40,000,000 shares; 5,029,747 shares at December 29, 2012 and March 31, 2012 issued and outstanding	15,053	14,822
Accumulated deficit	(12,708)	(10,072)
Total shareholders' equity	4,342	6,747
Total liabilities and shareholders' equity	$9,309	$9,290

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	December 29,	December 31,	December 29,	December 31,
(In thousands except per share data)	2012	2011	2012	2011
Net sales	$3,946	$2,799	$11,409	$10,382
Cost of sales	2,342	3,269	6,892	7,877
Gross margin	1,604	(470)	4,517	2,505

Operating expenses:
Engineering	1,179	745	3,159	2,060
Selling, general and administrative	1,187	1,397	3,703	4,393
Restructuring	99	-	283	-
Total operating expenses	2,465	2,142	7,145	6,453

Operating loss	(861)	(2,612)	(2,628)	(3,948)

Interest expense, net	(4)	(1)	(6)	(2)
Loss before income taxes	(865)	(2,613)	(2,634)	(3,950)
Provision for income taxes	-	-	2	2
Net loss	$(865)	$(2,613)	$(2,636)	$(3,952)

Loss per share - basic	$(0.17)	$(0.52)	$(0.52)	$(0.79)
Loss per share - diluted	$(0.17)	$(0.52)	$(0.52)	$(0.79)

Weighted average shares used in per share calculation:
Basic	5,029	5,024	5,029	5,008
Diluted	5,029	5,024	5,029	5,008

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Month Periods Ended
(In thousands)	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(2,636)	$(3,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	157	94
Share based compensation	231	215
Change in deferred rent	(51)	55
Change in other assets	16	-
Changes in operating assets and liabilities	1,442	3,860
Net cash (used in) provided by operating activities	(841)	272

Cash flows from investing activities:
Purchases of property and equipment	(43)	(161)
Net cash used in investing activities	(43)	(161)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	41
Proceeds from issuance of preferred stock	-	1,997
Proceeds from line of credit	975	-
Payments on capital leases	(35)	(81)
Net cash provided by financing activities	940	1,957

Net increase in cash and cash-equivalents	56	2,068

Beginning cash and cash-equivalents	2,365	1,408
Ending cash and cash-equivalents	$2,421	$3,476

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	6	2

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$170	$31

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

Fiscal Year   The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March.   Fiscal year 2013, ending on March 30, 2013 is a 52 week year, while fiscal year 2012, which ended on March 31, 2012, was a 53 week year.  Quarterly periods within each such fiscal year are in most cases 13 weeks as opposed to three calendar months.  All references to three month period, nine month period and years in the consolidated financial statements relate to fiscal periods or years rather than three month calendar quarters, nine calendar months or calendar years.

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

(3)           Inventories

Inventories consisted of the following:

(In thousands)	December 29, 2012	March 31, 2012
Raw materials	$2,018	$2,313
Work-in-progress	1,745	1,651
Finished goods	65	241
Demonstration inventory	323	495
Total	$4,151	$4,700

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

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands except per share data)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net loss	$(865)	$(2,613)	$(2,636)	$(3,952)

Weighted average:
Common shares outstanding	5,029	5,024	5,029	5,008
Potential common shares	-	-	-	-
Common shares assuming dilution	5,029	5,024	5,029	5,008

Net loss per share basic	$(0.17)	$(0.52)	$(0.52)	$(0.79)
Net loss per share diluted	$(0.17)	$(0.52)	$(0.52)	$(0.79)
Stock options not included in computation that could potentially dilute EPS in the future	1,467	1,172	1,467	1,172
Restricted stock awards not included in computation that could potentially dilute EPS in the future	50	90	50	90
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,000	1,000	1,000	1,000
Warrants not included in computation that could potentially dilute EPS in the future	849	-	849	-

The number of stock options, restricted stock awards, convertible preferred stock, and warrants not included in the computation of diluted EPS for the three and nine month periods ended December 29, 2012 and December 31, 2011 is a result of the Company’s net loss and, therefore, these securities are antidilutive. The weighted average exercise price of excluded options was $1.61 for the three and nine month periods ended December 29, 2012. The weighted average exercise price of excluded options was $1.80 for the three and nine month periods ended December 31, 2011.

(5)           Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, (the “2005 Plan”), which currently provides for the granting of options or awards for up to 1,750,000 shares of Common Stock. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period. No options were granted in the third quarter of fiscal 2013.  Options for 411,000 shares were granted in the nine month period ended December 29, 2012 with a weighted average grant date fair value of $0.88. There were options for 441,500 shares granted during the third quarter of fiscal 2012 and options for 506,500 shares granted in the nine month period ended December 31, 2011 with weighted average grant date fair values of $1.35 and $1.35, respectively.

Included in the options granted during the nine month period ended December 29, 2012 are performance-based options for 100,000 shares granted as an inducement to a new employee outside the 2005 Plan. A portion of the options will vest following the filing of the Company’s Form 10-K for fiscal 2014 provided certain sales order goals are achieved by the Company. No compensation cost was recognized for these stock options during the three or nine month periods ended December 29, 2012 because management believes it is more than likely that the performance criteria will not be met.

No restricted stock awards were granted in the third quarter of fiscal 2013 or during the nine month period ended December 31, 2011. The Company granted 50,000 shares of restricted stock outside the 2005 Plan in the second quarter of fiscal 2013.   The weighted average grant date fair value was $1.18.  The restricted stock awards are considered fixed awards as the number of shares and fair value are known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. The restricted stock awards are performance-based and a portion of the shares will vest and become free of any restrictions following the filing of the Company’s Form 10-K for fiscal 2014 provided certain sales order goals are achieved by the Company. Compensation cost of $7,000 and $15,000 was recognized for restricted stock awards during the three and nine month periods ended December 29, 2012, respectively. No compensation cost was recognized for restricted stock awards during the nine month period ended December 31, 2011 because management believed it was more than likely that the performance criteria will not be met for the then non-vested restricted stock awards.

A summary of the changes in all restricted stock awards for the nine month period ended December 29, 2012 and the years ended March 26, 2011 and March 31, 2012 is as follows:

	Shares	Weighted Average Fair Value
Outstanding at March 27, 2010	-	$-
Granted	90,000	2.34
Cancelled	-	-
Outstanding at March 26, 2011	90,000	$2.34
Granted	-	-
Cancelled	30,000	2.22
Outstanding at March 31, 2012	60,000	$2.40
Granted	50,000	1.18
Cancelled	60,000	2.40
Outstanding at December 29, 2012	50,000	$1.18

Vested at December 29, 2012	-	$-

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Nine Month Periods Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Dividend yield	N/A	None	None	None
Expected volatility	N/A	91.84%	87.73%	91.97%
Risk-free interest rate	N/A	0.91%	0.53%	0.99%
Expected term (years)	N/A	8.36	6.19	8.29

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

A summary of the changes in all stock options outstanding for the nine month period ended December 29, 2012 and the year ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708
Granted	744,000	1.58
Exercised	35,590	1.36
Forfeited / Expired	372,112	1.96
Outstanding at March 31, 2012	1,221,312	$1.74	6.7	$3,041
Granted	411,000	1.22
Exercised	-	-
Forfeited / Expired	165,062	1.60
Outstanding at December 29, 2012	1,467,250	$1.61	6.8	$61,370

Exercisable at December 29, 2012	373,175	$1.97	3.6	$-

At December 29, 2012, expected to vest in the future	779,081	$1.49	7.9	$43,701

As of December 29, 2012, there was $717,000 of total unrecognized compensation cost related to non-vested options and restricted stock granted under the 2005 Plan and outside of the 2005 Plan.  That cost is expected to be recognized over a weighted average period of 1.97 years and will be adjusted for subsequent changes in estimated forfeitures. There were 84,050 options that vested during the quarter ended December 29, 2012.  There were 22,000 options that vested during the quarter ended December 31, 2011. The total fair value of options vested during the quarters ended December 29, 2012 and December 31, 2011 was $114,000 and $31,000, respectively.  There were 165,925 options that vested during the nine month period ended December 29, 2012.  There were 134,500 options that vested during the nine month period ended December 31, 2011. The total fair value of options vested during the nine month periods ended December 29, 2012 and December 31, 2011 was $225,000 and $170,000, respectively.  No cash was received from the exercise of stock options for the three or nine month periods ended December 29, 2012. No cash was received from the exercise of stock options for the three month period ended December 31, 2011. Cash received from the exercise of stock options for the nine month period ended December 31, 2011 totaled $41,000 and related excess tax benefits or deficiencies were not significant.  Share based compensation cost recognized in operating results for the three month periods ended December 29, 2012 and December 31, 2011 totaled $100,000 and $98,000, respectively. Share based compensation cost recognized in operating results for the nine month periods ended December 29, 2012 and December 31, 2011 totaled $231,000 and $215,000, respectively.

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

The tables below present information for the three and nine month periods ended December 29, 2012 and December 31, 2011.

		Three Month Periods Ended			Three Month Periods Ended
(In thousands)	At Dec. 29, 2012	December 29, 2012		At Dec. 31, 2011	December 31, 2011
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$6,216	$2,250	$(944)	$8,622	$2,207	$(1,733)
Microsource	3,093	1,696	79	1,991	592	(880)
Total	$9,309	$3,946	$(865)	$10,613	$2,799	$(2,613)

		Nine Month Periods Ended			Nine Month Periods Ended
(In thousands)	At Dec. 29, 2012	December 29, 2012		At Dec. 31, 2011	December 31, 2011
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$6,216	$7,321	$(2,448)	$8,622	$8,218	$(1,994)
Microsource	3,093	4,088	(188)	1,991	2,164	(1,958)
Total	$9,309	$11,409	$(2,636)	$10,613	$10,382	$(3,952)

(7)           Warranty Obligations

The following table provides a reconciliation of changes in the Company’s warranty reserve.  The Company provides no other product guarantees.

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands)	December 29, 2012	December 24, 2011	December 29, 2012	December 31, 2011
Balance at beginning of period	$156	$191	$210	$200
Provision, net	(4)	47	(9)	155
Warranty costs incurred	(15)	(71)	(64)	(188)
Balance at end of period	$137	$167	$137	$167

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

The Company’s tax expense for the three and nine month periods ending December 29, 2012 was $0 and $2,000, respectively.  The effective tax rate for the nine month periods ending December 29, 2012 and December 31, 2011 was 0% due to a valuation allowance recorded against the net deferred tax asset balance.

As of December 29, 2012, the Company did not record any unrecognized tax benefits related to uncertain tax positions.  The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet.  The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.  The Company is currently undergoing an audit by the California Franchise Tax Board for the fiscal years ended March 27, 2010 and March 26, 2011 and does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(9)           Restructuring

The Company took steps to reduce current and future expenses by reducing staff and by combining the operations in Santa Rosa into the San Ramon facility. This physical move is underway and is expected to be complete by May of 2013, as the Company must vacate its Santa Rosa facility at that time.  Certain employee retention agreements will extend through December 2013.  Substantially all of the restructuring costs are for the Microsource reportable segment. As of December 29, 2012 the Company had accrued $314,000 within accounts payable related to these restructuring costs and no amounts have been paid through December 29, 2012.

A summary of the total restructuring costs, the amounts previously recognized, the amounts recognized for the nine month period ended December 29, 2012 and the amounts expected to be recognized between December 30, 2012 and December 28, 2013 are as follows:

Type of cost expected to be incurred:	Total Restructuring Cost	Recognized during the fiscal year ended Mar. 31, 2012	Recognized during the nine month period ended Dec. 29, 2012	Expected to be recognized between Dec. 30, 2012 and Dec. 28, 2013
(in thousands)
Retention agreements for employees	$506	$31	$275	$200
Preparation of San Ramon facility	103		8	95
Training of San Ramon employees	34			34
Moving expenses	56			56
Clean-up of Santa Rosa facility	67			67
Total	$766	$31	$283	$452

(10)         Line of Credit

On October 12, 2012, the Company entered into a Second Amended and Restated Loan and Security Agreement” (the “New Credit Facility”) with Silicon Valley Bank (the “Bank”). The New Credit Facility replaced the Company’s previous revolving line of credit with the Bank that had an expiration date of September 12, 2012, but was extended to October 15, 2012. The New Credit Facility, which expires on   October 12, 2013, is secured by all assets of the Company and provides for a borrowing capacity equal to 80% of eligible accounts receivable on an aggregate basis, up to a maximum $2.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum cash balance of $750,000. When the Company is not borrowing base eligible the Bank may limit credit extension to the 80% advance rate multiplied by the face amount of specific eligible accounts. The New Credit Facility contains a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year.  When borrowing base eligible, the collateral handling fee is not applicable.  Interest accrues on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). Any borrowings under the New Credit Facility may be repaid and such repaid amounts re-borrowed until the maturity date.  Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the agreement, the New Credit Facility will terminate on October 12, 2013, at which time all outstanding borrowings must be repaid by the Company.  As of December 29, 2012, the Company’s outstanding borrowings under the New Credit Facility were $975,000.  There were no borrowings outstanding as of March 31, 2012.

 (11)        Subsequent Event

The Giga-tronics Board of Directors on January 24, 2013 announced the adoption of a Shareholders Rights Plan designed to assure that all Giga-tronics Shareholders would receive fair treatment in any takeover of the Company. The Plan provides for the distribution of one Right for each share of common stock outstanding on the record date of February 4, 2013.

The Rights Plan provides that in the event any person becomes the beneficial owner of 20% or more of the outstanding common shares (with specified exceptions for certain affiliated shareholders whose aggregate beneficial holdings now exceed 20%, provided their holdings do not increase materially), each Right (other than a Right held by the 20% Shareholder) will be exercisable, on and after the close of business on the tenth business day following such event, for the purchase of a number of Giga-tronics common shares (or equivalent securities) equal to the exercise price (initially $15.00) divided by 50% of the then current fair market value of the common stock.  The Plan further provides that if, on or after the occurrence of such event, the Company is merged into any other corporation or 50% or more of the Company's assets or earning power are sold, each Right (other than a Right held by the 20% Shareholder) will be exercisable to purchase a similar number of securities of the acquiring corporation.

The Rights expire on February 4, 2018 (unless previously triggered), and are subject to redemption by the Board of Directors at $.001 per Right at any time prior to the first date upon which they become exercisable to purchase common shares.

A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to this Registration Statement on Form 8-A.

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

Our business is highly dependent on government spending in the defense electronics sector and wireless telecommunications markets.  The Company experienced an increase in defense orders for the third quarter of fiscal 2013 versus the third quarter of fiscal 2012.  Commercial orders have decreased slightly for the quarter ended December 29, 2012 as compared to the quarter ended December 31, 2011.  The Company has seen an increase in defense orders for the first nine months of fiscal 2013 versus the same period last year.

The Company continues to monitor costs; including personnel, facilities and other expenses to more appropriately align costs with revenues.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	December 29, 2012	December 31, 2011	% change
Giga-tronics Division	$1,935	$2,190	(12%)
Microsource	312	310	1%
Total	$2,247	$2,500	(10%)

	Nine Month Periods Ended
(Dollars in thousands)	December 29, 2012	December 31, 2011	% change
Giga-tronics Division	$6,217	$8,405	(26%)
Microsource	8,528	2,108	305%
Total	$14,745	$10,513	40%

New orders received in the third quarter of fiscal 2013 decreased by 10% to $2,247,000 from the $2,500,000 received in fiscal 2012. New orders received in the first nine months of fiscal 2013 increased 40% to $14,745,000 from the $10,513,000 received in the first nine months of fiscal 2012. Orders at Giga-tronics Division decreased for the three month period ended December 29, 2012 primarily due to a decrease in commercial orders, whereas orders for the first nine months of fiscal 2013 decreased primarily due to a decrease in military demand for its products. In fiscal year 2012, Giga-tronics Division received a large first quarter signal generator order from the military which did not repeat in fiscal 2013. Orders at Microsource increased for the three and nine month periods ended December 29, 2012 compared to the three and nine month periods ended December 31, 2011, primarily due to a significant order from the military sector.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	December 29, 2012	December 31, 2011	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$1,169	$1,658	(29%)
Microsource	6,006	2,122	183%
Total	$7,175	$3,780	90%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$1,169	$1,658	(29%)
Microsource	4,977	2,122	135%
Total	$6,146	$3,780	63%

Backlog at the end of the third quarter of fiscal 2013 increased 90% as compared to the end of the same period last year and was primarily the result of booking of a substantial defense sector contract by Microsource.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	December 29, 2012	December 31, 2011	% change
Giga-tronics Division	$2,250	$2,207	2%
Microsource	1,696	592	186%
Total	$3,946	$2,799	41%

	Nine Month Periods Ended
(Dollars in thousands)	December 29, 2012	December 31, 2011	% change
Giga-tronics Division	$7,321	$8,218	(11%)
Microsource	4,088	2,164	89%
Total	$11,409	$10,382	10%

Net sales in the third quarter of fiscal 2013 were $3,946,000, a 41% increase from the $2,799,000 in fiscal 2012. Net sales in the first nine months of fiscal 2013 increased 10% to $11,409,000 from the $10,382,000 in the first nine months of fiscal 2012. Sales at Giga-tronics Division remained flat for the third quarter of fiscal 2013 versus the same period last year. Sales at Giga-tronics Division decreased for the nine month period ended December 29, 2012 primarily due to a decrease in military shipments. The prior year shipments included a last time sale to a military customer for a now discontinued model. Sales in the first nine months of fiscal year 2013 were not enough to compensate for the sales lost to a discontinued model. Shipments at Microsource increased for the three and nine month periods ended December 29, 2012 compared to the three and nine month periods ended December 31, 2011, primarily due to shipment of a significant order for the military.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Month Periods Ended
(Dollars in thousands)	December 29, 2012	December 31, 2011	% change
Cost of sales	$2,342	$3,269	(28%)

	Nine Month Periods Ended
(Dollars in thousands)	December 29, 2012	December 31, 2011	% change
Cost of sales	$6,892	$7,877	(13%)

Cost of sales as a percentage of sales decreased by 57.4% for the third quarter of fiscal 2013 to 59.4% compared to 116.8% for the third quarter of fiscal 2012. In the third quarter of fiscal year 2012 there was a large charge to inventory reserves for products deemed by Giga-tronics management to have limited or no likelihood of future sales.

Cost of sales as a percentage of sales decreased by 15.5% for the first nine months of fiscal 2013 to 60.4% compared to 75.9% from the same period a year ago.  The decrease is due to a large charge to inventory reserves in the third quarter of fiscal year 2012 as described above.

Operating expenses were as follows for the periods shown:

Total Operating
	Three Month Periods Ended
(Dollars in thousands)	December 29, 2012	December 31, 2011	change	% change
Engineering	$1,179	$745	$434	58%
Sales & Mktg and Administration	1,187	1,397	$(210)	(15%)
Restructuring	99	-	$99	0%
Total	$2,465	$2,142	$323	15%

	Nine Month Periods Ended
(Dollars in thousands)	December 29, 2012	December 31, 2011	change	% change
Engineering	$3,159	$2,060	$1,099	53%
Sales & Mktg and Administration	3,703	4,393	$(690)	(16%)
Restructuring	283	-	$283	0%
Total	$7,145	$6,453	$692	11%

Operating expenses increased 15% or $323,000 in the third quarter of fiscal 2013 over the third quarter of fiscal 2012 primarily due to an increase of $434,000 in product development expenses including costs associated with constructing prototype and beta test units and restructuring costs of $99,000 (see below), which was partially offset by a $210,000 reduction in selling, general and administrative expenses primarily related to personnel reductions in fiscal 2012 and lower sales commission expense due to increased house account sales. The Company plans to aggressively invest in its new instrument products but anticipates a future reduction in operating costs once the planned move of the Microsource operation from Santa Rosa to San Ramon is completed later this fiscal year.

Operating expenses increased 11% or $692,000 in the first nine months of fiscal 2013 over fiscal 2012 due to an increase of $1,099,000 in product development expenses including prototype and beta test unit costs and restructuring costs in fiscal 2013 (see below), which was partially offset by a $690,000 reduction in selling, general and administrative expenses primarily related to personnel reductions in fiscal 2012 and lower sales commission expense due to increased house account sales.  The Company plans to aggressively invest in its instrument products but anticipates a future reduction in operating costs once the planned move of the Microsource operation from Santa Rosa to San Ramon is completed later this fiscal year.

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

Of the total estimated expense, only a prorated portion of the retention bonuses and a portion of the preparation of the San Ramon facility have been accrued as of December 29, 2012. The total restructuring expense for the three and nine month periods ending December 29, 2012 were $99,000 and $283,000, respectively. The balance of the restructuring costs will be expensed throughout the remainder of fiscal 2013 and through the third quarter of fiscal year 2014. The Company is required to vacate its Santa Rosa facility by May of 2013.

In summary, Giga-tronics recorded a loss before income taxes of $865,000 for the third quarter of fiscal 2013 versus a loss before income taxes of $2,613,000 for the same period last year. The loss before income taxes for the first nine months of fiscal 2013 was $2,634,000 compared to $3,950,000 for the first nine months of fiscal 2012.

Financial Condition and Liquidity

As of December 29, 2012, Giga-tronics had $2,421,000 in cash and cash equivalents, compared to $2,365,000 as of March 31, 2012.

Working capital at December 29, 2012 was $4,146,000 compared to $6,568,000 at March 31, 2012. The Company’s current ratio (current assets divided by current liabilities) at December 29, 2012 was 1.92 compared to 4.14 on March 31, 2012.  The decrease in working capital and current ratio was primarily attributable to the net loss of $2,636,000 for the first nine months of fiscal 2013.

Cash used in operating activities amounted to $841,000 for the nine month period ended December 29, 2012, compared to cash provided by operating activities of $272,000 for the nine month period ended December 31, 2011.  Cash used in operating activities during the first nine months of fiscal 2013 was primarily attributed to the net loss which was partially offset by a decrease in inventory and by cash received through advance customer payments which is recorded as deferred revenue.  Cash provided by operations in the first nine months of fiscal 2012 was primarily attributable to decreases in accounts receivable, inventory, and deferred revenue which was substantially offset by the net loss for the period.

Additions to property and equipment were $213,000 in the first nine months of fiscal 2013, of which $170,000 were related to capital lease obligations, compared to $192,000, of which $31,000 were related to capital lease obligations, in the first nine months of fiscal 2012.  The increase in property and equipment in fiscal 2013 was attributable to new engineering projects. The increase in property and equipment in fiscal 2012 was due to an upgrade of manufacturing equipment required for certain new products.

Deferred revenue was $1,263,000 at December 29, 2012 compared to $7,000 at March 31, 2012.  The increase of $1,256,000 was due primarily to cash received from advance customer billings during the first nine months of fiscal 2013 associated with a contract with a large aircraft manufacturer.

On October 12, 2012, the Company entered into a “Second Amended and Restated Loan and Security Agreement” (the “New Credit Facility”) with Silicon Valley Bank (the “Bank”). The New Credit Facility, which expires on October 12, 2013, is secured by all assets of the Company and provides for a borrowing capacity equal to 80% of eligible accounts receivable on an aggregate basis, up to a maximum $2.0 million, provided the Company maintains borrowing base eligibility which requires a minimum cash balance of $750,000.  Giga-tronics was borrowing base eligible at December 29, 2012 with an aggregate borrowing capacity of $1.5 million.

When the Company is not borrowing base eligible the Bank may limit credit extension to the 80% advance rate multiplied by the face amount of specific eligible accounts.  If the Company was not borrowing base eligible at December 29, 2012, the borrowing capacity would have been reduced to approximately $1.2 million.  As of December 29, 2012, the Company’s outstanding borrowings under the New Credit Facility were $975,000.

Subsequent to quarter end $695,000 of the outstanding borrowing was repaid.  As the Company continues to fund development of a new product cash requirements are expected to fluctuate throughout the research and development phase and continue through the new product launch. Management intends to draw upon the New Credit Facility from time to time to meet shortfalls in cash.  All borrowings will be of short duration.

In order to achieve sustained profitability and positive cash flows from operations, the Company may need to further reduce operating expenses and increase revenue.  During the prior fiscal year Giga-tronics completed a series of cost reduction actions which management anticipated would improve the operating expense structure, exclusive of new product development expense.  The Company will continue to perform additional actions, as necessary.  The ability to maintain, or increase, current revenue levels to sustain profitability will depend, in part, on demand for the Company’s products.  Management believes that existing cash and cash equivalent balances, along with cash expected to be generated from product sales, and the careful management of working capital requirements, and available borrowings under its bank line of credit which management expects to be available will be sufficient to fund operations, new product development efforts, anticipated capital expenditures, working capital, and other financing requirements for the next 12 months.  In order to increase working capital, the Company may seek to obtain additional debt or equity financing, including from existing major shareholders.  However, the Company cannot assure that such financing will be available or on terms favorable to the Company.  At the date of this filing the Company has entered into negotiations to sell production rights for one of its products in a cash sale.

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of December 29, 2012, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework.”

Part II - Other Information

Item 1  -  Legal Proceedings

As of December 29, 2012, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 8, 2013	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2013	/s/ Frank D. Romejko
Frank D. Romejko
Vice President of Finance
Interim Chief Financial Officer
(Principal Accounting Officer)