Form 10-K
period 2013-03-30
GIGA TRONICS INC
filed 2013-06-28
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2013 ,

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

Yes [ ] No [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 29, 2012 was $7,389,242.

There were a total of 5,059,747 shares of the Registrant’s Common Stock outstanding as of June 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2013 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 30, 2013.

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

Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments and devices. Microsource, originally located in Santa Rosa, California, was acquired by Giga-tronics on May 18, 1998. In February, 2012, the Company announced the intention to relocate Microsource to the Company’s San Ramon facility. The relocation was complete as of May 31, 2013.

Giga-tronics intends to broaden its product lines and expand its market primarily through internal development of new products and, to a lesser extent, through acquisition of other business entities.

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

The Giga-tronics Division also produces switch modules, synthesizers, and interface adapters that operate with a bandwidth from direct current (DC) to optical frequencies. These switch modules may be incorporated within its customers’ automated test equipment. The end-user markets for these products are primarily related to defense, aeronautics, communications, satellite and electronic warfare, commercial aviation and semiconductors.

Microsource

The Microsource segment develops and manufactures a broad line of YIG tuned oscillators, filters, filter components, and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments or devices. The end-user markets for these products are primarily related to defense and commercial aerospace.

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

The Company’s products are based on its own designs, which are derived from its own engineering abilities. If the Company’s new product engineering efforts fall behind, its competitive position weakens. Conversely, effective product development greatly enhances its competitive status.

The Company presently holds 31 patents. Some of these are critical to the Company’s ongoing business, and the Company intends to actively maintain them. Capitalized costs relating to these patents were both incurred and fully amortized prior to March 27, 2011. Accordingly, these patents have no recorded value included in the Company’s fiscal years ending March 30, 2013 (“fiscal 2013”) and March 31, 2012 (“fiscal 2012”) consolidated financial statements.

The Company is not dependent on trademarks, licenses or franchises. It does utilize certain software licenses in certain functional aspects for some of its products. Such licenses are readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

Seasonal Nature of Business

The business of the Company is not seasonal.

Working Capital Practices

The Company generally strives to maintain adequate levels of inventory and generally sells to customers on 30-day payment terms in the U.S. and generally allows more time for overseas payments. Typically, the Company receives payment terms of 30 days from its suppliers. The Company believes that these practices are consistent with typical industry practices.

Importance of Limited Number of Customers

The Company is a supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2014. U.S. and international defense-related agencies accounted for 58% and 57% of net sales in fiscal 2013 and 2012, respectively. Commercial business accounted for the remaining 42% and 43% of net sales in fiscal 2013 and 2012, respectively.

At the Giga-tronics Division, U.S. defense agencies and their prime contractors accounted for 40% and 46% of net sales in fiscal 2013 and 2012, respectively. Microsource reported 91% and 88% of net sales from U.S. defense agencies and their prime contractors during fiscal year 2013 and 2012, respectively.

During fiscal 2013, one customer accounted for 30% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 12% of the Company’s consolidated revenues during fiscal 2013 and was included in the Giga-tronics Division.

During fiscal 2012, one customer accounted for 17% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 12% of the Company’s consolidated revenues during fiscal 2012 and was included in the Giga-tronics Division.

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

Backlog of Orders

On March 30, 2013, the Company’s backlog of unfilled orders was approximately $7,344,000 compared to approximately $3,839,000 at March 31, 2012. As of March 30, 2013, there were approximately $638,000 of orders scheduled for shipment beyond one year. As of March 31, 2012, there were no unfilled orders scheduled for shipment beyond one year. Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single quarter may not be indicative of sales for any period.

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

Specification requirements of customers in this market vary widely. The Company is able to compete by offering products that meet a customer’s particular specification requirements; by being able to offer certain product specifications at lower cost resulting from the Company’s past production of products with similar specifications; and by being able to offer certain product specifications at a higher quality level. All of these advantages are attributable to the Company’s continuing investment in research and development and in a highly trained engineering staff.

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

Sales and Marketing

Giga-tronics and Microsource market their products through various independent distributors and representatives to commercial and government customers for its instrument product but sell primarily direct on its switch and component products, although not necessarily through the same distributors and representatives.

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products. In fiscal 2013, product development expenses totaled approximately $4,282,000 including non-recurring engineering (NRE) costs. In fiscal 2012, product development expenses were $2,893,000 including NRE costs.

Activities included the development of new products and the improvement of existing products. It is management’s intention to maintain product development at levels required to sustain its competitive position. The Company’s product development activities are funded internally or through outside equity investment and are expensed as incurred.

Giga-tronics expects to continue to make significant investments in research and development. There can be no assurance that future technologies, processes or product developments will not render Giga-tronics’ current product offerings obsolete or that Giga-tronics will be able to develop and introduce new products or enhancements to existing products that satisfy customer needs in a timely manner or achieve market acceptance. The failure to do so could adversely affect Giga-tronics’ business.

Manufacturing

The assembly and testing of Giga-tronics Division microwave synthesizers, RF and power measurement products and its switching and connecting devices are done at its San Ramon facility. The assembly and testing of Microsource’s line of YIG tuned oscillators, filters and microwave synthesizers were done at its Santa Rosa facility, however as discussed more fully in ITEM 7 – MANAGEMENT’S DISCUSS AND ANALYSIS OR PLAN OF OPERATION, the Company completed the process of moving the Microsource operation to its San Ramon facility on May 31, 2013, after the reporting period ended.

Environment

To the best of its knowledge, the Company is in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 30, 2013, Giga-tronics employed 90 individuals on a full-time basis compared to 89 as of March 30, 2012. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

The Company sells to its international customers through a network of foreign technical sales representative organizations. All transactions between the Company and its international customers are in U.S. dollars.

Geographic Distribution of Net Sales
(Dollars in thousands)	2013	2012	2013	2012
Domestic	$11,260	$10,553	79.0%	80.0%
International	2,927	2,563	21.0%	20.0%
Total	$14,187	$13,116	100.0%	100.0%

See Item 8, footnote 5 of the consolidated financial statements for further breakdown of international sales for the last two years.

ITEM 1A. RISK FACTORS

Business climate is volatile

The recent financial crisis/recession and continued economic uncertainty represent a continued risk for the Company and has resulted in delays of orders and/or cancellations. Giga-tronics has a significant number of defense-related orders. If the defense market demand decreases, actual shipments could be less than projected shipments with a resulting decline in sales. The Company’s commercial product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and the Company’s ability to collect amounts due under these orders. If any of these events occur, actual shipments could be less than projected shipments and revenues could decline.

On March 1, 2013 the Federal government process known as “Sequestration” went into effect requiring automatic, indiscriminate across-the-board budget cuts to government programs. Sequestration will likely impact the way in which the government chooses to spend its money, but the effect Sequestration may have on Giga-tronics is uncertain.

Giga-tronics’ sales are substantially dependent on the wireless industry

Giga-tronics sells directly or indirectly to customers and equipment manufacturers in the wireless industry. This industry continues to experience dramatic and rapid change. As such, the business that Giga-tronics records could decrease or existing recorded backlog could be deferred resulting in lower than projected shipments which may have a material adverse effect on operating results.

Giga-tronics’ markets involve rapidly changing technology and standards

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. Giga-tronics believes that its future success will depend in part upon its ability to develop and commercialize its existing products, develop new products and applications, and in part to develop, manufacture and successfully introduce new products and product lines with improved capabilities and to continue to enhance existing products. There can be no assurance that Giga-tronics will successfully complete the development of current or future products, or that such products will achieve market acceptance. The inability to develop new products in a timely manner could have a material adverse impact on operating performance and liquidity.

Future liquidity is uncertain

Based on current levels of sales and expenses, and based on management's forecast of operations in the near future, management believes that cash and cash equivalents remain adequate to meet current operating needs. In addition, the Company has entered into an agreement to raise approximately $858,000 additional capital as discussed in Note 15, Subsequent Events, which management anticipates will close in July 2013. The cash forecasts are based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected. In this circumstance, to continue operating, the Company would be required to either: earn additional cash from operations; obtain additional debt; sell additional securities; and/or obtain additional funds from other sources. If such additional working capital is required, there are no assurances that such financing from debt or the sale of securities will be available on favorable terms to the Company, if at all.

Giga-tronics’ common stock price is volatile

The market price of the Company’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results, reduction in revenues or lower earnings or increased losses and reduced levels of liquidity when compared to previous quarterly periods, and other factors such as announcements of technological innovations or new products by Giga-tronics or by competitors, government regulations or developments in patent or other proprietary rights. In addition, the NASDAQ Capital Market and other stock markets have experienced significant price fluctuations in recent years. Some of these fluctuations often have been unrelated to the reported operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of the common stock.

Giga-tronics stock at any time has historically traded on low volume on the NASDAQ Capital Market. Sales of a significant volume of stock could result in a decline of Giga-tronics’ share price.

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

Giga-tronics’ competition has greater resources

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

The Company has not made any acquisitions in the past several years.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of March 30, 2013, Giga-tronics’ principal executive office and the marketing, sales and engineering offices and manufacturing facilities for its microwave and RF signal generator and power measurement products are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2016.

Microsource’s manufacturing facilities for its YIG tuned oscillators, filters and microwave synthesizers were located in an approximately 33,400 square foot facility in Santa Rosa, California, which it occupied under a lease expiring May 31, 2013.   During the 2013 fiscal year, Microsource operations were in the process of relocating to the Company’s principal office in San Ramon, California. After the reporting period, on May 31, 2013, the relocation was complete, and the lease expired.

The Company believes that its facilities are adequate for its business activities.

ITEM 3. LEGAL PROCEEDINGS

As of March 30, 2013, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Giga-tronics’ common stock is traded on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) using the symbol “GIGA’. The number of record holders of the Company’s common stock as of March 30, 2013 was approximately 1,700. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without retain mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2013	High	Low	2012	High	Low
First Quarter	(4/1 - 6/30)	$1.21	$0.92	(3/27 - 6/25)	$2.88	$2.02
Second Quarter	(7/1 - 9/29)	1.80	1.01	(6/26 - 9/24)	2.30	1.28
Third Quarter	(9/30 - 12/29)	1.75	1.25	(9/25 - 12/31)	1.60	1.26
Fourth Quarter	(12/30 - 3/30)	1.71	1.32	(1/1 - 3/31)	1.70	1.17

Giga-tronics has not paid cash dividends in the past and has no current plans to do so in the future, believing the best use of its available capital is in the enhancement of its product position.

In fiscal year 2013 Giga-tronics issued 3,424.65 shares of Series C convertible preferred stock at no par value to Alara Capital AVI II, LLC (“Alara”) for $146 per share. Other than the shares issued to Alara, Giga-tronics has not issued any unregistered securities or repurchased any of its securities during the past fiscal year.

In fiscal year 2012 Giga-tronics issued 9,997 shares of Series B convertible preferred stock at no par value to Alara for $220 per share. Other than the shares issued to Alara, Giga-tronics has not issued any unregistered securities or repurchased any of its securities during fiscal 2012.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 30, 2013.

Equity Compensation Plan Information
	No. of securities to be issued upon exercise of outstanding options, stock awards, warrants and rights (1)	Weighted average exercise price of outstanding options, stock awards, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,962,469	$2.0745	417,552
Equity compensation plans not approved by security holders - options	100,000	$1.1800	n/a
Equity compensation plans not approved by security holders	50,000	$0.0000	n/a
Total	2,112,469	$1.9830	417,552

(1)

Includes 246,125 shares issuable under the 2000 Stock Option Plan, 1,210,125 shares issuable under the 2005 Equity Incentive Plan, 100,000 shares issuable outside of the 2005 Equity Incentive Plan, and 506,219 warrants.

Issuer Repurchases

The Company did not repurchase any of its equity securities during the fiscal year ended March 30, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K., the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. In fiscal years 2013 and 2012 Giga-tronics business consisted of two operating and reporting segments: Giga-tronics Division and Microsource. Both the Giga-tronics Division and Microsource sell into the commercial and government / defense markets.

In fiscal 2013 the Giga-tronics Division saw decreases in new orders and sales from the defense sector, due to less demand associated with two older product lines. One product line, a synthesizer used in the maintenance of defense communications equipment (“SG VXI”), is no longer manufactured. A second product, a family of switch modules associated the SCPM product line, was sold to Teradyne in April 2013 (see Note 15, Subsequent Events).

In fiscal 2013 Microsource saw increases in new orders and sales from the defense sector associated with radar filter components used for existing military aircraft being retrofitted and new military aircraft being manufactured.

In fiscal 2013 the commercial market orders for the Giga-tronics Division were relatively even when compared to fiscal 2012. Commercial sales for Microsource increased during fiscal 2013 when compared to fiscal 2012.

Fiscal 2013 saw a continuation of losses for the Company. As part of the effort to improve the Company’s future operating performance, the Company reduced costs and expenses, except in engineering. In engineering the Company increased expenses to develop a new product platform that is currently scheduled to be released in the second half of fiscal 2014.

The Company business is highly dependent on government spending in the defense electronics sector and on the wireless telecommunications market. The Company continues to monitor costs, including personnel, facilities and other expenses, to more appropriately align costs with revenues.

Results of Operations

New orders by segment are as follows for the fiscal years ended:

Allocation of New Orders by Segment			% change
			2013	2012
			vs.	vs.
(Dollars in thousands)	2013	2012	2012	2011
Giga-tronics Division
Commercial	$5,160	$5,267	(2% )	(52%	)
Government / Defense	3,853	6,038	(36% )	68%
Total Giga-tronics Division	$9,013	$11,305	(20% )	(23%	)

Microsource
Commercial	$464	$382	21%	15%
Government / Defense	8,215	1,619	407%	30%
Total Microsource	$8,679	$2,001	334%	27%

Total	$17,692	$13,306	33%	(18%	)

New orders received in fiscal 2013 increased 33% to $17,692,000 from the $13,306,000 received in fiscal 2012. The increase is primarily due to a $6,596,000 increase in Microsource defense orders associated with radar filter components used for existing military aircraft being retrofitted and new military aircraft being manufactured. This was partially offset by a $2,185,000 decrease in Giga-tronics Division defense orders, primarily from a decrease of switch modules associated with the older SCPM product line that was sold to Teradyne in April 2013 (see Note 15, Subsequent Events).

New orders received in fiscal 2012 decreased 18% to $13,306,000 from the $16,182,000 received in fiscal 2011. The decrease is primarily due to a $5,736,000 reduction in Giga-tonics Division commercial orders driven by a decrease in test equipment orders from a major consumer electronics and smart phone manufacturer. This was partially offset by a $2,438,000 increase in Giga-tonics Division military orders, primarily due to orders for switch modules of the older SCPM product line, and additional orders from an end of life buy of the SG VXI.

The following table shows order backlog and related information at fiscal year-end:

Backlog			% change
			2013	2012
			vs.	vs.
(Dollars in thousands)	2013	2012	2012	2011
Backlog of unfilled orders	$7,344	$3,839	91%	5%
Backlog of unfilled orders shippable within one year	6,706	3,839	75%	15%
Long term backlog reclassified during year as shippable within one year	2,162	1,648	31%	47%

The increase in backlog at year-end 2013 of 91% was primarily due to orders received from Microsource defense orders associated with radar filter components.

The increase in backlog at year-end 2012 of 5% was primarily due to orders received for both Giga-tronics Division switch module and from Microsource defense radar filter component orders.

The allocation of net sales was as follows for the fiscal years shown:

Allocation of Net Sales			% change
			2013	2012
			vs.	vs.
(Dollars in thousands)	2013	2012	2012	2011
Commercial	$6,010	$5,673	6%	(51%	)
Government / Defense	8,177	7,443	10%	(21%	)
Total	$14,187	$13,116	8%	(38%	)

The allocation of net sales by segment was as follows for the fiscal years shown:

Allocation of Net Sales by Segment			% change
			2013	2012
			vs.	vs.
(Dollars in thousands)	2013	2012	2012	2011
Giga-tronics Division
Commercial	$5,596	$5,355	5%	(48%	)
Government / Defense	3,789	5,148	(26% )	40%
Total Giga-tronics Division	$9,385	$10,503	(11% )	(25%	)

Microsource
Commercial	$414	$318	30%	(76%	)
Government / Defense	4,388	2,295	91%	(60%	)
Total Microsource	$4,802	$2,613	84%	(63%	)

Total	$14,187	$13,116	8%	(38%	)

Net sales in fiscal 2013 were $14,187,000, an 8% increase from $13,116,000 of net sales in fiscal 2012. Microsource sales increased 84% or $2,189,000 primarily due to increased defense sales caused by the fulfillment of radar filter component orders. Sales at Giga-tronics Division decreased 11% or $1,118,000 primarily due to lower defense sales caused by the SG VXI product end of life.

Fiscal 2012 net sales were $13,116,000, a 38% decrease from the $21,029,000 of net sales in 2011. The decrease in sales was primarily due to lower commercial shipments. Sales at Giga-tronics Division decreased 25%, or $3,443,000, primarily due to the decrease in orders from a major consumer electronics and smart phone manufacturer. Microsource sales decreased by $4,470,000 primarily due to a gap in 2012 between the initial deliveries of beta radar filter components to a customer, which mainly occurred in fiscal 2011, and the delivery of production units to the same customer that began to increase in fiscal 2013.

The allocation of cost of sales by segment was as follows for the fiscal years shown:

Cost of Sales by Segment			% change
			2013		2012
			vs.		vs.
(Dollars in thousands)	2013	2012	2012		2011
Giga-tronics Division	$5,727	$6,990	(18%	)	(10%	)
Microsource	2,983	2,996	0%		(31%	)
Total	$8,710	$9,986	(13%	)	(17%	)

In fiscal 2013, cost of sales decreased 13% to $8,710,000 from $9,986,000 in fiscal 2012. The decrease is primarily due to a $1,549,000 excess and obsolete inventory reserve charge in fiscal 2012, which is discussed below, which was partially offset by increased costs associated with the fiscal 2013 increase in sales.

In fiscal 2012, cost of sales decreased 17% to $9,986,000 from $12,100,000 in fiscal 2011, driven primarily by lower sales volume at both Giga-tronics Division and Microsource, which was partially offset by increases in cost of sales at both Giga-tronics Division and Microsource from $1,549,000 in excess and obsolete inventory reserves including reserves established on end of life products.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses			% change
			2013	2012
			vs.	vs.
(Dollars in thousands)	2013	2012	2012	2011
Engineering	$4,282	$2,893	48%	34%
Selling, general and administrative	4,976	6,054	(18% )	2%
Restructuring	418	31	1248%	100%
Total	$9,676	$8,978	8%	11%

Operating expenses increased $698,000 in fiscal 2013 over 2012 due to an increase of $1,389,000 in engineering expenses that include $829,000 in product development costs associated with constructing prototype and beta test units of our new product platform, and restructuring costs of $387,000 (see below). This was partially offset by a $1,078,000 reduction in selling, general and administrative expenses, primarily related to personnel reductions of $386,000, lower sales commission expense of $275,000 due to increased non commissionable Microsource sales, and $138,000 less in marketing programs. The Company plans to aggressively invest in its new product platform but anticipates a future reduction in operating costs once the planned move of the Microsource operation from Santa Rosa to San Ramon is completed in fiscal 2014. The Company recorded $310,000 of share based compensation expense in fiscal 2013.

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

In the fourth quarter of fiscal 2012, Giga-tronics made the decision to move ahead with the relocation of its Santa Rosa, CA operation into one facility in San Ramon, CA. The Company expects to save approximately $500,000 annually in facility costs once the consolidation is completed. The Company announced its intentions to employees in February, 2012 and entered into employment agreements with all key Santa Rosa employees to retain the talent needed to continue shipments during the transition and to help ensure the new operation in San Ramon will run smoothly.

The major types of cost associated with this move and estimates of their respective total costs are as follows:

Type of cost (In thousands)
Retention agreements for employees	$506
Preparation of San Ramon facility	113
Training of San Ramon employees	4
Moving expenses	26
Clean-up of Santa Rosa facility	67
Total	$716

Of the total estimated expense, $418,000 was expensed during fiscal 2013. A prorated portion of the retention agreements (73%) and a portion of the preparation of the San Ramon facility (35%) have been accrued for as of March 30, 2013. During fiscal 2012, $31,000 was expensed related to the retention agreements. The balance of the restructuring costs will be expensed through the third quarter of fiscal year 2014. The Company vacated its Santa Rosa facility in May of 2013.

Net interest expense in fiscal 2013 was $16,000, an increase of $14,000 over fiscal 2012 and was due to borrowings under the Company’s line of credit.

Net interest expense in fiscal 2012 was $2,000 and net interest income in fiscal 2011 was $4,000.

Giga-tronics recorded a pretax loss of $4,204,000 for fiscal year 2013 versus pretax loss of $5,850,000 for fiscal year 2012. The lower pre-tax loss in fiscal 2013 compared to fiscal 2012 was primarily due to increased sales and lower selling, general & administrative expenses which was partially offset by increased engineering expenses related to new product development and increased expenses related to the restructuring. Giga-tronics recorded a pre-tax loss of $5,850,000 for fiscal year 2012 versus pre-tax income of $847,000 for fiscal year 2011. The loss before income taxes in fiscal 2012 was primarily due to a decrease in sales volume and an increase in operating expenses primarily associated with an increase in R&D efforts in fiscal 2012.

Inventories consist of the following:

Net Inventories			% change
			2013
	March 30,	March 31,	vs.
(Dollars in thousands)	2013	2012	2012
Raw materials	$2,157	$2,313	(7%	)
Work-in-progress	2,049	1,651	24%
Finished goods	50	241	(79%	)
Demonstration inventory	304	495	(39%	)
Total	$4,560	$4,700	(3%	)

Net inventories decreased by $140,000 at March 30, 2013 compared to March 31, 2012 and was primarily due to lower levels of long lead items and lower safety stock.

Financial Condition and Liquidity

As of March 30, 2013, Giga-tronics had $1,882,000 in cash and cash-equivalents, compared to $2,365,000 as of March 31, 2012.

Working capital at the end of fiscal year 2013 was $3,267,000 as compared to $6,568,000 at the end of fiscal year 2012.  The current ratio (current assets divided by current liabilities) at March 30, 2013 was 1.61 as compared to 4.14 at March 31, 2012. The decrease in working capital and current ratio was primarily attributable to the operating loss in fiscal 2013.

Cash used in operating activities amounted to $1,568,000 in fiscal 2013 and $806,000 in fiscal 2012. Cash used in fiscal year 2013 operating activities was primarily attributed to the net loss of $4,206,000 for the year which was partially offset by a $2,271,000 increase in deferred revenue associated with the Company progress billing a customer for contracted milestones completed, but before final delivery of the finished product. Cash used in operating activities in fiscal year 2012 of $806,000 was primarily attributed to the net loss of $5,852,000 for the year, which was partially offset by a $4,510,000 decrease of accounts receivable associated with collections.

Additions to property and equipment were $349,000 in fiscal 2013, of which $170,000 were related to capital lease obligations, compared to $214,000 in fiscal 2012, of which $31,000 were related to capital lease obligations. The increase in property and equipment in fiscal 2013 was attributable to new engineering projects. The increase in property and equipment in fiscal 2012 was due to an upgrade of manufacturing equipment required for certain new products.

Cash provided by financing activities in fiscal year 2013 $1,264,000 was primarily due to $857,000 in proceeds from the Company’s line of credit with Silicon Valley Bank and $457,000 in net proceeds from the issuance of Series C convertible preferred stock. Cash provided by financing activities in fiscal 2012 was primarily due to $1,997,000 in net proceeds from the issuance of Series B convertible preferred stock shares and from the sale of common stock in connection with the exercise of stock options.

The Company has incurred net losses of $4,206,000 in fiscal 2013, and $5,852,000 in fiscal 2012. These net losses have contributed to an accumulated deficit of $14,278,000 at March 30, 2013, and elevate a cause for concern regarding the Company’s future. To address this concern Management has taken numerous actions to provide additional working capital over the next twelve months, and reduce the costs and expenses going forward. On March 18, 2013 the Company entered into an Asset Purchase agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1,000,000. The $1,000,000 for SCPM is payable over the first nine months of fiscal 2014 (see Note 15, Subsequent Events). To ensure the Company has the ability to continue borrowing over the next two fiscal years, on June 11, 2013 the Company extended its line of credit from October 12, 2012 to April 15, 2015, and increased the maximum advances associated with the Company’s accounts receivable from $2,000,000 to $3,000,000 (see Note 12, Line of Credit). Using the terms pursuant to the new line of credit, management estimates $152,000 of additional borrowing capacity would have been available as of March 30, 2013. To provide additional working capital for operations, on June 27, 2013 the Company entered into Securities Purchase Agreement (“SPA”) with Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under the terms of the SPA, the Company will sell to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share for approximately $858,000 in proceeds at the closing of the transaction, which is anticipated to be in July 2013 (see Note 15, Subsequent Events).

To assist with the upfront purchases of inventory required for future product deliveries, the Company has entered into advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2013 these advance payments totaled approximately $2,300,000. In fiscal 2014 the Company has currently contracted approximately $1,300,000, and will seek similar terms with future agreements with the Customer, and other customers. On May 31, 2013 the Company completed the consolidation of its Santa Rosa, California facility into its headquarters in San Ramon, California. The Company expects to save approximately $500,000 annually in facility costs, plus the Company expects other operational efficiencies associated with having the majority of the company at one location. Management also plans to further increase operational efficiencies by continuing to work down product inventories that are on hand at March 30, 2013, and paid for. In addition, Management will continue to review all aspects of the business in an effort to reduce costs and expenses, while continuing to invest in new product development for future revenue streams. Management believes that through these efforts the Company will have the working capital required to continue its operations through fiscal 2014.

There are also no assurances that we will not be required to seek additional working capital through debt or equity offerings. If such additional working capital is required, there are no assurances that such financing will be available on favorable terms to the Company, if at all, though we have been successful in the past in obtaining the levels of capital needed to continue operations and believe that we would be able to do so if necessary through fiscal 2014.

Contractual Obligations

The Company leases various facilities under operating leases that expire through December 2016. Total future minimum lease payments under these leases amount to approximately $2,550,000.

The Company leases equipment under capital leases that expire through August 2015. The future minimum lease payments under these leases amount to approximately $170,000.

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 30, 2013, total non–cancelable purchase orders were approximately $1,027,000 through fiscal 2014 and are scheduled to be delivered to the Company at various dates through February 2014.

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

Revenue Recognition

Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. This generally occurs when products are shipped and the risk of loss has passed. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance. Revenue recognized under the milestone method is recognized once milestones are met. Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

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

On certain contracts with one of the Company’s significant customers the Company receives payments in advance of manufacturing. Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above has been met.

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

Accounts Receivable

Accounts receivable are stated at their net realizable values. The Company has estimated an allowance for uncollectible accounts based on analysis of specifically identified problem accounts, outstanding receivables, consideration of the age of those receivables, the Company’s historical collection experience, and adjustments for other factors management believes are necessary based on perceived credit risk.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 30, 2013	March 31, 2012
Assets
Current Assets
Cash and cash equivalents	$1,882	$2,365
Trade accounts receivable, net of allowance of $35 and $96, respectively	1,666	1,270
Inventories, net	4,560	4,700
Prepaid expenses and other current assets	501	328
Total current assets	8,609	8,663

Property and equipment
Leasehold improvements	608	583
Machinery and equipment	15,742	15,578
Office furniture and fixtures	786	786
Total property and equipment	17,136	16,947
Less accumulated depreciation and amortization	16,385	16,336
Property and equipment, net	751	611
Other assets	-	16
Total assets	$9,360	$9,290

Liabilities and shareholders' equity
Current liabilities
Line of credit	$577	$-
Accounts payable	788	613
Accrued commission	93	129
Accrued payroll and benefits	1,047	739
Accrued warranty	114	210
Deferred revenue	2,278	7
Deferred rent	81	59
Capital lease obligations	66	20
Other current liabilities	298	318
Total current liabilities	5,342	2,095

Long term obligation - Line of credit	280	-
Long term obligation - Deferred rent	341	433
Long term obligation - Capital lease	89	15
Total liabilities	6,052	2,543

Commitments and contingencies	-	-

Shareholders' equity:
Convertible Preferred stock of no par value;
Authorized - 1,000,000 shares
Series A - designated 250,000 shares; 0 shares at March 30, 2013 and March 31, 2012 issued and outstanding	-	-
Series B - designated 10,000 shares; 9,997 shares at March 30, 2013 and March 31, 2012 issued and outstanding; (liquidation preference of $2,309)	1,997	1,997
Series C - designated 3,500 shares; 3,424.65 shares at March 30, 2013 and 0 shares at March 31, 2012 issued and outstanding; (liquidation preference of $500)	457	-
Common stock of no par value;
Authorized - 40,000,000 shares; 5,029,747 shares at March 30, 2013 and March 31, 2012 issued and outstanding	15,132	14,822
Accumulated deficit	(14,278)	(10,072)
Total shareholders' equity	3,308	6,747
Total liabilities and shareholders' equity	$9,360	$9,290

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except per-share data)	March 30, 2013	March 31, 2012
Net sales	$14,187	$13,116
Cost of sales	8,710	9,986
Gross margin	5,477	3,130

Operating expenses
Engineering	4,282	2,893
Selling, general and administrative	4,976	6,054
Restructuring	418	31
Total operating expenses	9,676	8,978

Operating loss	(4,199)	(5,848)

Other income	11	-
Interest expense, net	(16)	(2)
Loss before income taxes	(4,204)	(5,850)
Provision for income taxes	2	2
Net loss	$(4,206)	$(5,852)

Loss per common share - basic	$(0.84)	$(1.17)
Loss per common share - diluted	$(0.84)	$(1.17)

Weighted average common shares used in per share calculation:
Basic	5,030	5,012
Diluted	5,030	5,012

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 26, 2011	-	$-	4,994,157	$14,485	$(4,220)	$10,265
Net loss					(5,852)	(5,852)
Share based compensation	-	-	-	289	-	289
Stock issuance under stock options plans	-	-	35,590	48	-	48
Series B preferred stock issuance, net of offering costs of $202	9,997	1,997	-	-	-	1,997
Balance at March 31, 2012	9,997	1,997	5,029,747	14,822	(10,072)	6,747
Net loss					(4,206)	(4,206)
Share based compensation	-	-	-	310	-	310
Series C preferred stock issuance, net of offering costs of $43	3,425	457	-	-	-	457
Balance at March 30, 2013	13,422	$2,454	5,029,747	$15,132	$(14,278)	$3,308

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands except share data)	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(4,206)	$(5,852)
Adjustments to reconcile net loss to net cash used in operations:
Net provision for doubtful accounts	(53)	(148)
Net provision for excess and obsolescence inventory	-	1,549
Depreciation and amortization	209	133
Share based compensation	310	289
Change in deferred rent	(70)	43
Change in other assets	16	-
Changes in operating assets and liabilities:
Trade accounts receivable	(343)	4,510
Inventories	140	(863)
Prepaid expenses and other current assets	(173)	92
Accounts payable	175	(359)
Accrued commissions	(36)	(10)
Accrued payroll and benefits	308	284
Accrued warranty	(96)	10
Income taxes payable	-	(30)
Deferred revenue	2,271	(579)
Other current liabilities	(20)	125
Net cash used in operating activities	(1,568)	(806)

Cash flows from investing activities:
Purchases of property and equipment	(179)	(183)
Net cash used in investing activities	(179)	(183)

Cash flows from financing activities:
Payments on capital leases	(50)	(99)
Proceeds from line of credit	1,552	-
Repayments of line of credit	(695)	-
Proceeds from exercise of stock options	-	48
Proceeds from issuance of preferred stock, net of stock offering costs	457	1,997
Net cash provided by financing activities	1,264	1,946

(Decrease) increase in cash and cash equivalents	(483)	957

Beginning cash and cash equivalents	2,365	1,408
Ending cash and cash equivalents	$1,882	$2,365

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	17	2

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$170	$31

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

Basis of Presentation   The Company has incurred net losses of $4,206,000 in fiscal 2013, and $5,852,000 in fiscal 2012. These net losses have contributed to an accumulated deficit of $14,278,000 at March 30, 2013, and elevate a cause for concern regarding the Company’s future. To address this concern Management has taken numerous actions to provide additional working capital over the next twelve months, and reduce the costs and expenses going forward. On March 18, 2013 the Company entered into an Asset Purchase agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1,000,000. The $1,000,000 for SCPM is payable over the first nine months of fiscal 2014 (see Note 15, Subsequent Events). To ensure the Company has the ability to continue borrowing over the next two fiscal years, on June 11, 2013 the Company extended its line of credit from October 12, 2012 to April 15, 2015, and increased the maximum advances associated with the Company’s accounts receivable from $2,000,000 to $3,000,000 (see Note 12, Line of Credit). To provide additional working capital for operations, on June 27, 2013 the Company entered into Securities Purchase Agreement (“SPA”) with Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under the terms of the SPA, the Company agreed to sell to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share for approximately $858,000 in proceeds at the closing of the transaction, which is anticipated to be in July 2013. (see Note 15, Subsequent Events).

To assist with the upfront purchases of inventory required for future product deliveries, the Company has entered into advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2013 these advance payments totaled approximately $2,300,000. In fiscal 2014 the Company has currently contracted approximately $1,300,000, and will seek similar terms with future agreements with the Customer, and other customers. On May 31, 2013 the Company completed the consolidation of its Santa Rosa, California facility into its headquarters in San Ramon, California. The Company expects to save approximately $500,000 annually in facility costs, plus the Company expects other operational efficiencies associated with having the majority of the company at one location. Management also plans to further increase operational efficiencies by continuing to work down product inventories that are on hand at March 30, 2013, and paid for. In addition, Management will continue to review all aspects of the business in an effort to reduce costs and expenses, while continuing to invest in new product development for future revenue streams. Management believes that through these efforts the Company will have the working capital required to continue its operations through fiscal 2014.

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

Fiscal Year   The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2013, ended on March 30, 2013 resulting in a 52 week year, while fiscal year 2012, ended on March 31, 2012 resulting in a 53 week year. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

Reclassifications   Certain reclassifications, none of which affected the prior year’s net income or shareholders’ equity, have been made to prior year balances in order to conform to the current year presentation.

Revenue Recognition and Deferred Revenue   The Company records revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This occurs when products are shipped or the customer accepts title transfer. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received. On certain large development contracts, revenue is recognized upon achievement of substantive milestones. Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

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

On certain contracts with one of the Company’s significant customers the Company receives payments in advance of manufacturing. Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above has been met.

Accounts receivable are stated at their net realizable value. The Company has estimated an allowance for uncollectable accounts based on analysis of specifically identified accounts, outstanding receivables, consideration of the age of those receivables, the Company’s historical collection experience, and adjustments for other factors management believes are necessary based on perceived credit risk. The activity in the reserve account is as follows:

(Dollars in thousands)	March 30, 2013	March 31, 2012
Beginning balance	$96	$248
Reversals of previous provisions for doubtful accounts	(53)	(148)
Write-off of doubtful accounts	(8)	(4)
Ending balance	$35	$96

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 30, 2013 and March 31, 2012, management believes there has been no impairment of the Company’s long-lived assets.

Deferred Rent   Rent expense is recognized in an amount equal to the guaranteed base rent plus contractual future minimum rental increases amortized on the straight-line basis over the terms of the leases, including free rent periods.

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

Product Development Costs   The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other product development costs are charged to operations as incurred. There were no capitalized pre-production costs included in other assets as of March 30, 2013 or March 31, 2012.

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

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the statements of cash flows. These excess tax benefits were not significant for the Company for the fiscal years ended March 30, 2013 and March 31, 2012.

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

Earnings or Loss Per Common Share   Basic earnings or loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. Anti-dilutive options are not included in the computation of diluted earnings per share.

Comprehensive Income or Loss   There are no items of comprehensive income or loss other than net income or loss.

Financial Instruments and Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and trade accounts receivable. The Company’s cash equivalents consist of overnight deposits with federally insured financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security. At March 30, 2013, three customers combined accounted for 59% of consolidated gross accounts receivable primarily due to the timing of the receivables. At March 31, 2012, three customers combined accounted for 36% of consolidated gross accounts receivable primarily due to the timing of the receivables.

Fair Value of Financial Instruments   The Company’s financial instruments consist principally of cash and cash equivalents and line of credit. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date (Level 1), significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data (Level 2), or significant unobservable inputs reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability (Level 3), depending on the nature of the item being valued.

The carrying amounts of the Company’s cash and cash equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments.

2       Cash and Cash-Equivalents

Cash and cash-equivalents of $1,882,000 and $2,365,000 at March 30, 2013 and March 31, 2012, respectively, consisted of demand deposits with a financial institution that is a member of the Federal Deposit Insurance Corporation (FDIC). At March 30, 2013, $1,382,000 of the Company’s demand deposits exceeded FDIC insurance limits.

3       Inventories

Inventories, net of reserves, consisted of the following:

(Dollars in thousands)	March 30, 2013	March 31, 2012
Raw materials	$2,157	$2,313
Work-in-progress	2,049	1,651
Finished goods	50	241
Demonstration inventory	304	495
Total	$4,560	$4,700

4       Selling and Advertising Expenses

Selling expenses consist primarily of commissions paid to various sales representatives and marketing agencies. Commission expense totaled $386,000 and $661,000 for fiscal 2013 and 2012, respectively. Advertising costs, which are expensed as incurred, totaled $23,000 and $146,000 for fiscal 2013 and 2012, respectively.

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

The Company's reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different accounting systems. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment. The tables below present information for the fiscal years ended in 2013 and 2012.

March 30, 2013 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$9,385	$4,802	$14,187
Interest expense net	(16)	-	(16)
Depreciation and amortization	162	47	209
Capital expenditures	349	-	349
Loss before income taxes	(3,693)	(511)	(4,204)
Assets	6,234	3,126	9,360

March 31, 2012 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$10,503	$2,613	$13,116
Interest expense net	(2)	-	(2)
Depreciation and amortization	115	18	133
Capital expenditures	213	1	214
Loss before income taxes	(3,358)	(2,492)	(5,850)
Assets	7,336	1,954	9,290

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers. In fiscal 2013 and 2012, U.S. government and U.S. defense-related customers accounted for 58% and 57% of sales, respectively. During fiscal 2013, one customer accounted for 30% of the Company’s consolidated revenues at March 30, 2013 and was included in the Microsource segment. A second customer accounted for 12% of the Company’s consolidated revenues at March 30, 2013 and was included in the Giga-tronics Division. During fiscal 2012, one customer accounted for 17% of the Company’s consolidated revenues at March 31, 2012 and was included in the Microsource segment. A second customer accounted for 12% of the Company’s consolidated revenues at March 31, 2012 and was included in the Giga-tronics Division.

Export sales accounted for 21% and 20% of the Company’s sales in fiscal 2013 and 2012, respectively. Export sales by geographical area for these fiscal years are shown below:

(Dollars in thousands)	March 30, 2013	March 31, 2012
Americas	$213	$195
Europe	579	996
Asia	1,597	1,297
Rest of world	538	75
Total	$2,927	$2,563

6       Loss per Common Share

Net loss and common shares used in per share computations for the fiscal years ended March 30, 2013 and March 31, 2012 are as follows:

(In thousands except per-share data)	March 30, 2013	March 31, 2012
Net loss	$(4,206)	$(5,852)

Weighted average:
Common shares outstanding	5,030	5,012
Potential common shares	-	-
Common shares assuming dilution	5,030	5,012

Loss per share - basic	$(0.84)	$(1.17)
Loss per share - diluted	$(0.84)	$(1.17)
Stock options not included in computation that could potentially dilute EPS in the future	1,556	1,221
Restricted stock awards not included in computation that could potentially dilute EPS in the future	50	60
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,342	1,000
Warrants not included in computation that could potentially dilute EPS in the future	506	849

The number of stock options and warrants not included in the computation of diluted earnings per share (EPS) for the fiscal years ended March 30, 2013 and March 31, 2012 is a result of the Company’s net loss and, therefore, the options are anti-dilutive. The number of restricted stock awards not included in the computation of diluted EPS for the fiscal years ended March 30, 2013 and March 31, 2012 reflect contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of March 30, 2013 and March 31, 2012. The number of convertible preferred shares not included in the computation of diluted EPS for the fiscal years ended March 30, 2013 and March 31, 2012 reflects convertible preferred stock where the assumed proceeds from conversion were greater than the average market price of the common shares and are, therefore, anti-dilutive.

7       Income Taxes

Following are the components of the provision for income taxes:

Fiscal years ended (In thousands)	March 30, 2013	March 31, 2012
Current
Federal	$-	$-
State	2	2
Total current	2	2

Deferred
Federal	(1,460)	(1,964)
State	(198)	(340)
Total deferred	(1,658)	(2,304)

Change in liability for uncertain tax positions	799	16
Change in valuation allowance	859	2,288
Provision for income taxes	$2	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Fiscal years ended (In thousands)	March 30, 2013	March 31, 2012
Net operating loss carryforwards	$12,666	$11,016
Income tax credits	802	1,453
Inventory reserves and additional costs capitalized	2,363	2,459
Fixed asset depreciation	44	73
Accrued vacation	142	125
Accrued warranty	45	84
Deferred rent	168	196
Allowance for doubtful accounts	14	38
Non-qualified stock options	159	100
Total deferred tax assets	16,403	15,544

Valuation allowance	(16,403)	(15,544)
Net deferred tax assets	$-	$-

Fiscal years ended (In thousands except percentages)	March 30, 2013			March 31, 2012
Statutory federal income tax (benefit)	$(1,429)	34.0%		$(1,989)	34.0%
Valuation allowance	859	(20.4)		2,288	(39.1)
State income tax, net of federal benefit	(245)	5.8		(341)	5.8
Net operating loss expiration	48	(1.1)		-	-
Non tax-deductible expenses	97	(2.3)		78	(1.3)
Tax credits	(148)	3.5		(43)	0.7
Liability for uncertain tax positions	799	(19.0)		16	(0.3)
Other	21	(0.5)		(7)	0.1
Effective income tax	$2	(0.0	) %	$2	(0.1)%

The increase in valuation allowance from March 31, 2012 to March 30, 2013 was $859,000.

As of March 30, 2013, the Company had pre-tax federal net operating loss carryforwards of $32,496,000 and state net operating loss carryforwards of $27,707,000 available to reduce future taxable income.   The federal and state net operating loss carryforwards begin to expire from fiscal 2022 through 2033 and from 2013 through 2033, respectively.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  The federal income tax credits begin to expire from 2020 through 2033 and state income tax credit carryforwards are carried forward indefinitely.

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

As of March 30, 2013, the Company has unrecognized tax benefits of $1,649,000 related to uncertain tax positions. The unrecognized tax benefits reduce the “Income tax credits” disclosed in the table of deferred tax assets above. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

The Company files U.S federal and California state tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2010 for federal purposes and fiscal year 2009 for California purposes, except in certain limited circumstances. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding potential interest and penalties, is as follows:

	Fiscal Year 2013	Fiscal Year 2012
Balance as of beginning of year	$850,000	$834,000
Additions based on current year tax positions	56,000	16,000
Reductions for prior year tax positions	743,000	-
Balance as of end of year	$1,649,000	$850,000

The total amount of interest and penalties related to unrecognized tax benefits at March 30, 2013 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within next twelve (12) months.

8       Share-based Compensation and Employee Benefit Plans

Share-based Compensation   The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 1,750,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 30, 2013, no SAR’s have been granted under the option plan. As of March 30, 2013, the total number of shares of common stock available for issuance is 417,552. All outstanding options have either a five year or a ten year life.

The weighted average grant date fair value of stock options granted during the fiscal years ended March 30, 2013 and March 31, 2012 was $0.98 and $1.29, respectively, and was calculated using the following weighted-average assumptions:

Fiscal years ended	March 30, 2013	March 31, 2012
Dividend yield	Zero	Zero
Expected volatility	89%	92%
Risk-free interest rate	0.59%	0.94%
Expected term (years)	6.61	8.31

A summary of the changes in stock options outstanding for the fiscal years ended March 30, 2013 and March 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at March 26, 2011	885,014	$1.96	2.5	$459,708
Granted	744,000	1.58
Exercised	35,590	1.36
Forfeited / Expired	372,112	1.96
Outstanding at March 31, 2012	1,221,312	$1.74	6.7	$3,041
Granted	521,000	1.31
Exercised	-	-
Forfeited / Expired	186,062	1.58
Outstanding at March 30, 2013	1,556,250	$1.62	6.8	$252,455

Exercisable at March 30, 2013	410,675	$1.92	3.9	$19,581

At March 30, 2013, expected to vest in the future	813,187	$1.51	7.8	$165,306

As of March 30, 2013, there was $744,823 of total unrecognized compensation cost related to non-vested options and restricted stock granted under the 2005 Plan and outside of the 2005 Plan. That cost is expected to be recognized over a weighted average period of 1.94 years and will be adjusted for subsequent changes in estimated forfeitures. There were 208,425 and 175,000 options vested during the fiscal years ended March 31, 2012 and March 31, 2012 respectively. The total fair value of options vested during the fiscal years ended March 30, 2013 and March 31, 2012 was $274,556 and $230,571, respectively. No cash was received from the exercise of stock options during fiscal 2013. Cash received from the exercise of stock options for fiscal 2012 was $48,000 and related excess tax benefits or deficiencies were not significant. Share based compensation cost recognized in operating results for the fiscal years ended March 30, 2013 and March 31, 2012 totaled $310,000 and $289,000, respectively.

Included in the options granted during fiscal 2013 are performance-based options for 100,000 shares granted as an inducement to a new employee outside the 2005 Plan. A portion of the options shall vest following the filing of the Company’s Form 10K for fiscal 2014 provided certain bookings goals are achieved by the Company. No compensation cost was recognized for these stock options during fiscal 2013 because management believes it is not probable that the performance criteria will be met.

The Company also granted 50,000 shares of restricted stock outside the 2005 Plan in the second quarter of fiscal 2013. The restricted stock awards are considered fixed awards as the number of shares and fair value are known at the grant date and the fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. The restricted stock awards are performance-based and a portion of the shares shall vest and become free of any restrictions following the filing of the Company’s Form 10K for fiscal 2014 provided certain bookings goals are achieved by the Company. Compensation cost of $22,000 was recognized for restricted stock awards during fiscal 2013. There were no restricted stock awards granted during fiscal 2012, however 90,000 shares of restricted stock had been previously granted, of which 30,000 were forfeited in fiscal 2012 and the remaining 60,000 were cancelled in fiscal 2013. No compensation cost was recognized for these restricted stock awards during fiscal 2012, or for the awards canceled in fiscal 2013 and 2012, because management did not believe it was probable that the performance criteria would be met for the then non-vested restricted stock awards.

A summary of the changes in non-vested restricted stock awards outstanding for the fiscal years ended March 30, 2013 and March 31, 2012 is presented below:

	Shares	Weighted Average Fair Value
Outstanding at March 26, 2011	90,000	$2.34
Granted	-	-
Forfeited or cancelled	30,000	2.22
Outstanding at March 31, 2012	60,000	$2.40
Granted	50,000	1.18
Forfeited or cancelled	60,000	2.40
Outstanding at March 30, 2013	50,000	$1.18

Vested at March 30, 2013	-	$-

401(k) Plans   The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans for up to 100% of their defined compensation. The Company matches a percentage of the participant’s contributions in accordance with the plan. Participants vest ratably in Company contributions over a four-year period. Company contributions to the plans for fiscal 2013 and 2012 were approximately $47,000 and $39,000, respectively.

9       Commitments

The Company leases a 47,300 square foot facility located in San Ramon, California that expires in December 31, 2016. The Company leases a 33,400 square foot facility located in Santa Rosa, California, under a lease that expires May 31, 2013. The Company did not extend the Santa Rosa lease and vacated the facility on May 31, 2013. All of the Company’s operations are in the San Ramon facility as of May 31, 2013.

The Company also leases other equipment under operating leases.

Total future minimum lease payments under these leases amount to approximately $2,550,000 and are as follows.

Fiscal year (Dollars in thousands)
2014	696
2015	654
2016	677
2017	523
Thereafter	-
Total	$2,550

The aggregate rental expense was $1,009,000 and $1,028,000 in fiscal 2013 and 2012, respectively.

The Company leases equipment under capital leases that expire through August 2015. Capital leases with costs totaling $201,000 and $31,000 are reported net of accumulated depreciation of $34,000 and $3,000 at March 30, 2013 and March 31, 2012, respectively. The future minimum lease payments under these leases amount to approximately $170,000 at March 30, 2013, of which $76,000, 69,000 and $25,000 are scheduled to be paid in the 2014, 2015 and 2016 fiscal years, respectively.

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 30, 2013, total non–cancelable purchase orders were approximately $1,027,000 through fiscal 2014 and are scheduled to be delivered to the Company at various dates through February 2014.

10     Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(Dollars in thousands)	March 30, 2013	March 31, 2012
Balance at beginning of year	$210	$200
Provision, net	(5)	258
Warranty costs incurred	(91)	(248)
Balance at end of year	$114	$210

11     Restructuring

The Company took steps to reduce current and future expenses by reducing staff and by combining the operations in Santa Rosa into the San Ramon facility. This physical move was completed on May 31, 2013. Certain employee retention agreements will extend through December 2013. Substantially all of the restructuring costs are for the Microsource reportable segment. As of March 30, 2013 the Company had accrued $449,000 related to these restructuring costs.

A summary of the total restructuring costs, the amounts previously recognized, the amounts recognized for the fiscal year ended March 30, 2013 and the amounts expected to be recognized between March 31, 2013 and December 28, 2013 are as follows:

Type of cost expected to be incurred	Total estimated restructuring	Recognized during the fiscal year ended	Recognized during the fiscal year ended	Expected to be recognized between March 31, 2013 and
(In thousands)	cost	March 31, 2012	March 30, 2013	December 28, 2013
Retention agreements for employees	$506	$31	$367	$108
Preparation of San Ramon facility	113	-	40	73
Training of San Ramon employees	4	-	4	-
Moving expenses	26	-	7	19
Clean-up of Santa Rosa facility	67	-	-	67
Total	$716	$31	$418	$267

12     Line of Credit

On October 12, 2012, the Company entered into a “Second Amended and Restated Loan and Security Agreement” (the “Second Amended Credit Facility”) with Silicon Valley Bank (the “Bank”). The Second Amended Credit Facility replaced the Company’s previous revolving line of credit with the Bank that had an expiration date of September 12, 2012, but was extended to October 15, 2012. The Second Amended Credit Facility, which was set to expire on October 12, 2013, was secured by all assets of the Company and provided for a borrowing capacity equal to 80% of eligible accounts receivable on an aggregate basis, up to a maximum $2.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum cash balance of $750,000. When the Company was not borrowing base eligible the Bank could limit credit extension to the 80% advance rate multiplied by the face amount of specific eligible accounts. The Second Amended Credit Facility contained a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year. When borrowing base eligible, the collateral handling fee was not applicable. Interest accrued on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). Any borrowings under the Second Amended Credit Facility could be repaid and such repaid amounts re-borrowed until the maturity date.  As of March 30, 2013, the Company’s outstanding borrowings under the Second Amended Credit Facility were $857,000, of which $280,000 is classified as long-term because of management's intent and ability to refinance the line of credit with the facility discussed in the following paragraph, and $577,000 is classified as a current liability because it had been repaid prior to the refinance occurring. There were no borrowings outstanding as of March 31, 2012.

On June 11, 2013 the Company entered into an amendment to the Second Amended Credit Facility (the “New Amended Credit Facility”) with the Bank. The New Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit and extending the maturity date. The New Amended Credit Facility, which expires on April 15, 2015, provides for a borrowing capacity equal to 80% of eligible accounts receivable on an aggregate basis, up to a maximum $3.0 million. All other material terms are the same as the Second Amended Credit Facility.

13     Series B Convertible Voting Perpetual Preferred Stock and Warrant

On November 10, 2011, the Company received $2,199,000 in cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”), under a Securities Purchase Agreement entered into on October 31, 2011. Under the terms of the Securities Purchase Agreement, the Company issued 9,997 shares of its Series B Convertible Voting Perpetual Preferred Stock (“Series B Preferred Stock”) to the Investor at a price of $220 per share.

Each share of Series B Preferred Stock initially is convertible at the option of the holder into 100 shares of the Company’s common stock. The conversion ratio is subject to customary adjustments for stock splits, stock dividends, recapitalizations and similar transactions. If all shares of Series B Preferred Stock were converted as of March 30, 2013, holders of such shares would acquire 999,700 shares of common stock of the Company, or 16.6% of the pro forma number of shares of common stock that would have been outstanding as of that date. Each share of Series B Preferred Stock has a liquidation preference of $231, equal to 105% of the purchase price. If the Company pays a dividend on its common stock, it is required to pay a dividend on the Series B Preferred Stock until December 31, 2013, equal to 110% and thereafter equal to 100% of the cash dividend that would be payable on the number of shares of common stock into which each share of Series B Preferred Stock is then convertible. The Series B Preferred Stock generally votes together with the common stock, on an as-converted basis, on each matter submitted to the vote or approval of the holders of common stock, and votes as a separate class with respect to certain actions that adversely affect the rights of the Series B Preferred Stock and on other matters as required by law.

The Company also issued to the Investor a Warrant to purchase up to 848,684 additional shares of common stock of the Company; however, as discussed in NOTE 14 this warrant was subsequently reduced to 506,219 shares. The exercise price of the Warrant is $3.30 per share, subject to anti-dilution adjustments for stock splits, stock dividends, reclassifications and similar events. The Warrant will cease to be exercisable 30 months after the Shareholder Approval Date, which is defined as the date on which shareholders approved the issuance of the Warrant as required by rules of NASDAQ Capital Markets relating to certain private sales of securities. The Company held a special meeting of shareholders on February 7, 2012, at which time the shareholders gave the required approval for exercise of the Warrant and, as a result, the Warrant must be exercised, if at all, on or before August 7, 2014.

The Company has recorded $1,997,000 as Series B Preferred Stock on the consolidated balance sheet. This amount is net of stock offering costs of approximately $202,000 and represents the value attributable to both the convertible preferred stock and warrants issued to the Investor. After considering the value of the warrants, the effective conversion price of the preferred stock was greater than the common stock price on date of issue and therefore no beneficial conversion feature was present.

14     Series C Convertible Voting Perpetual Preferred Stock and Warrants

On February 19, 2013, the Company entered into a Securities Purchase Agreement (the “SPA”) pursuant to which it agreed to sell 3,424.65 shares of its newly designated Series C Convertible Voting Perpetual Preferred Stock (“Series C Preferred Stock”) to the Investor, an investment vehicle sponsored by Active Value Investors, LLC, for aggregate consideration of $500,000, which is approximately $146.00 per share. The sale and issuance of Series C Preferred Stock was completed on February 25, 2013 at which time the Company and the Investor amended the outstanding warrant to purchase common stock and entered into an Investor Rights Agreement, as described in more detail below.

Each share of Series C Preferred Stock is initially convertible at the option of the holder into 100 shares of the Company’s common stock. The conversion ratio is subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions. Each share of Series C Preferred Stock has a liquidation preference of $146.000321. If the Company pays a dividend on its common stock prior to January 1, 2014 or on or after January 1, 2014, it would be required to pay a dividend on the Series C Preferred Stock equal to 110% or 100%, respectively, of the cash dividend that would be payable on the number of shares of common stock into which each share of Series C Preferred Stock is then convertible. The Series C Preferred Stock generally votes together with the common stock and the Company’s Series B Preferred Stock on an as-converted to common stock basis, on each matter submitted to the vote or approval of the holders of common stock, and would vote as a separate class with respect to certain actions that adversely affect the rights of the Series C Preferred Stock and on other matters as required by law.

Under the terms of the SPA, the Company and the Investor agreed to terminate the Investor’s right to acquire 342,465 shares of the 848,684 shares underlying the Warrant. As a result, the Warrant as reissued (the “Amended Warrant”) represents the right to acquire 506,219 shares of the Company’s common stock at the price of $3.30 per share. The Amended Warrant will expire on August 7, 2014, if and to the extent not exercised earlier.

As of March 30, 2013, the Investor beneficially owns approximately 26.9% of the Company’s common stock, assuming that outstanding warrants are exercised. Because the Amended Warrant decreases the number of shares of common stock that the Investor is entitled to purchase upon exercise the original Warrant by the same number of shares into which the purchased shares of Series C Preferred Stock is initially convertible, the aggregate number of shares of the Company’s common stock beneficially owned by the Investor did not change as a result of this transaction.

In accordance with the terms of the SPA, the Company and the Investor entered into an Investor Rights Agreement upon the closing of the sale of the Series C Preferred Stock. In the Investor Rights Agreement, the Company agreed to file certain registration statements for the resale of common stock of the Company that the Investor may acquire upon conversion of the Series C Preferred Stock.

The Company has recorded $457,000 as Series C Preferred Stock on the consolidated balance sheet, which is net of stock offering costs of approximately $43,000. After considering the reduction in the value of the warrant from the amendment described above, the effective conversion price of the preferred stock was greater than the common stock price on the date of issue and therefore no beneficial conversion feature was present.

15     Subsequent Events

On March 18, 2013, the Company entered into an Asset Purchase agreement with Teradyne, whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1,000,000. In April 2013 the Company received $800,000 in proceeds at the closing of the deal and delivery of electronic data associated with the purchase. The Company will receive an additional $50,000 once associated training of Teradyne employees is complete. The balance of the consideration ($150,000) is subject to a hold back arrangement until December 31, 2013 to cover certain contingent liabilities, if any. The Company plans to use the proceeds from the sale to partially fund operations. The Company expects to record a gain in fiscal 2014 related to this transaction. Net sales for the SCPM product line were $1,698,000 and $885,000 for the fiscal years ended March 30, 2013 and March 31, 2012, respectively.

On June 11, 2013 the Company entered into an amendment to the Second Amended Credit Facility with its Bank. The New Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit and extending the maturity date. The New Amended Credit Facility, which expires on April 15, 2015, provides for a borrowing capacity equal to 80% of eligible accounts receivable on an aggregate basis, up to a maximum $3.0 million. All other material terms are the same as the Second Amended Credit Facility. Using the terms pursuant to the new line of credit, management estimates $152,000 of additional borrowing capacity would have been available as of March 30, 2013.

On June 27, 2013, the Company entered into a Securities Purchase Agreement (“SPA”) with Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under the terms of the SPA, the Company will issue 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock (“Series D Preferred Stock”) to the Investor for approximately $858,000 in proceeds at the closing of the transaction, which is anticipated to be in July 2013.

Each share of Series D Preferred Stock initially is convertible at the option of the holder into 100 shares of the Company's common stock. The conversion ratio is subject to customary adjustments for stock splits, stock dividends, recapitalizations and similar transactions. Each share of Series D Preferred Stock has a liquidation preference of $143.00, equal to 100% of the purchase price. If the Company pays a dividend on its common stock, it is required to pay a dividend on the Series D Preferred Stock until June 1, 2014, equal to 110% and thereafter equal to 100% of the cash dividend that would be payable on the number of shares of common stock into which each share of Series D Preferred Stock is then convertible. The Series D Preferred Stock generally votes together with the common stock, on an as-converted basis, on each matter submitted to the vote or approval of the holders of common stock, and votes as a separate class with respect to certain actions that adversely affect the rights of the Series D Preferred Stock and on other matters as required by law.

The Company also issued to the Investor a New Warrant to purchase up to 511,186 additional shares of common stock of the Company. The exercise price of the New Warrant is $1.43 per share, subject to anti-dilution adjustments for stock splits, stock dividends, reclassifications and similar events. The New Warrant will cease to be exercisable 30 months after it is issued.

Under the terms of the SPA, the Company and the Investor agreed to terminate the Investor's right to acquire 506,219 shares from existing warrants (see Note 14, Series C Convertible Voting Perpetual Preferred Stock and Warrants). As a result, the Amended Warrant will be reissued (the “Amended July Warrant”). The Amended July Warrant represents the right to acquire 506,219 shares of the Company's common stock at the price of $1.43 per share. The Amended July Warrant will expire on August 7, 2015, if and to the extent not exercised earlier.

Once the transaction is closed, the Investor will beneficially own approximately 36.2% of the Company's common stock, assuming that outstanding warrants are exercised.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Giga-tronics Incorporated

San Ramon, California

We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated (the “Company”) as of March 30, 2013 and March 31, 2012 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated as of March 30, 2013 and March 31, 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

San Francisco, California

June 28, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 30, 2013.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

A material weakness is a control deficiency, or combination of control deficiencies, which results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of March 30, 2013, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2013, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 2013.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set for the under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2013 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 2013.

ITEM 13. CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the Proxy Statement under the section captioned “Appointment of Independent Registered Accounting Firm” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 30, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of Giga-tronics Incorporated and the related independent registered public accounting firm are filed herewith:

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

/s/ GARRETT A. GARRETTSON	Chairman of the Board	06/28/2013
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	06/28/2013
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ STEVEN D. LANCE	Vice President of Finance/	06/28/2013
Steven D. Lance	Chief Financial Officer & Secretary	Date
(Principal Financial Officer)

/s/ GORDON L. ALMQUIST	Director	06/28/2013
Gordon L. Almquist		Date

/s/ JAMES A. COLE	Director	06/28/2013
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	06/28/2013
Kenneth A. Harvey		Date

/s/ LUTZ P. HENCKELS	Director	06/28/2013
Lutz P. Henckels		Date

/s/ WILLIAM J. THOMPSON	Director	06/28/2013
William J. Thompson		Date

The following exhibits are filed by reference or herewith as a part of this report:

Index To Exhibits

3.1

Articles of Incorporation of the Registrant, as amended, including Certificate of Determination of Preferences for Preferred Stock Series A, previously filed as Exhibit 3.1 to Form 10-KSB for the fiscal year ended March 27, 1999 and incorporated herein by reference.

Certificate of Determination for Series B Convertible Voting Perpetual Preferred Stock, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on November 14, 2011.

Certificate of Determination for Series C Convertible Voting Perpetual Preferred Stock, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on February 27, 2013.

3.2

Amended and Restated Bylaws of Giga-tronics Incorporated, as amended on March 7, 2008, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 29, 2008, and incorporated herein by reference.

4.1

Form of stock certificate for shares of Series B Convertible Voting Perpetual Preferred Stock, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K Filed on November 14, 2011

4.2

Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated as of January 23, 2013 which includes as Exhibit A the form of Certificate f Determination for the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and Exhibit C, a summary of Rights to Purchase Shares of Preferred Stock, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on January 25, 2013.

4.3

Form of stock certificate for shares of Series C Convertible Voting Perpetual Preferred Stock, incorporated by reference from exhibits filed with the Company’s current report on form 8-K filed on February 27, 2013.

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

10.5

Securities Purchase Agreement dated February 19, 2013, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibit 10.1 to the registrant’s Form 8-K filed on February 25, 2013.

10.6

Amended and restated Warrant to purchase 506,219 shares of common stock, dated February 25, 2013, issued to Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on February 27, 2013.

10.7

Investor Rights Agreement dated February 25, 2013, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on February 27, 2013.

21	Significant Subsidiaries. (See page 42 of this Annual Report on Form 10-K.)

23	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP. (See page 43 of this Annual Report on Form 10-K.)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 44 of this Annual Report on Form 10-K.)

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. (See page 45 of this Annual Report on Form 10-K.)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 46 of this Annual Report on Form 10-K.)

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (See page 47 of this Annual Report on Form 10-K.)

101.1

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 30, 2013, formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished but not filed).

	*	Management contract or compensatory plan or arrangement.