Form 10-Q
period 2013-06-29
GIGA TRONICS INC
filed 2013-08-09
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 29, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [ ] No [ X ]

There were a total of 5,059,747 shares of the Registrant’s Common Stock outstanding as of August 9, 2013.

Part I – Financial Information

Item 1 - Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 29, 2013	March 30, 2013
Assets
Current assets:
Cash and cash-equivalents	$778	$1,882
Trade accounts receivable, net of allowance of $37 and $35, respectively	1,787	1,666
Inventories, net	4,493	4,560
Prepaid expenses and other current assets	460	501
Total current assets	7,518	8,609
Property and equipment, net	788	751
Total assets	$8,306	$9,360
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$-	$577
Accounts payable	938	788
Accrued commission	41	93
Accrued payroll and benefits	966	1,047
Accrued warranty	93	114
Deferred revenue	1,795	2,278
Deferred rent	87	81
Capital lease obligations	67	66
Other current liabilities	254	298
Total current liabilities	4,241	5,342
Long term obligations - line of credit	891	280
Long term obligations - deferred rent	320	341
Long term obligations - capital lease	72	89
Total liabilities	5,524	6,052
Commitments and contingencies	-	-
Shareholders' equity:
Convertible Preferred stock of no par value;
Authorized - 1,000,000 shares
Series A - designated 250,000 shares; 0 shares at June 29, 2013 and March 30, 2013 issued and outstanding	-	-
Series B - designated 10,000 shares; 9,997 shares at June 29, 2013 and March 30, 2013 issued and outstanding; (liquidation preference of $2,309)	1,997	1,997
Series C - designated 3,500 shares; 3,424.65 shares at June 29, 2013 and March 30, 2013 issued and outstanding; (liquidation preference of $500)	457	457
Series D - designated 6,000 shares; 0 shares at June 29, 2013 and March 30, 2013 issued and outstanding; (liquidation preference of $143 per share)	-	-
Common stock of no par value;
Authorized - 40,000,000 shares; 5,181,247 shares at June 29, 2013 and 5,079,747 at March 30, 2013 issued and outstanding	15,287	15,132
Accumulated deficit	(14,959)	(14,278)
Total shareholders' equity	2,782	3,308
Total liabilities and shareholders' equity	$8,306	$9,360

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands except per share data)	June 29, 2013	June 30, 2012
Net sales	$3,037	$4,058
Cost of sales	1,913	2,428
Gross margin	1,124	1,630

Operating expenses:
Engineering	1,106	933
Selling, general and administrative	1,313	1,310
Restructuring	195	92
Total operating expenses	2,614	2,335

Operating loss	(1,490)	(705)

Gain on sale of product line	816	-
Other income	8	-
Interest expense, net	(13)	-
Loss before income taxes	(679)	(705)
Provision for income taxes	2	2
Net loss	$(681)	$(707)

Loss per common share - basic	$(0.13)	$(0.14)
Loss per common share - diluted	$(0.13)	$(0.14)

Weighted average shares used in per share calculation:
Basic	5,052	5,030
Diluted	5,052	5,030

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(681)	$(707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	57
Share based compensation	155	57
Gain on sale of product line	(816)	-
Proceeds from sale of product line	800	-
Change in deferred rent	(15)	(13)
Change in other assets	-	16
Changes in operating assets and liabilities	(528)	(292)
Net cash used in operating activities	(1,031)	(882)

Cash flows from investing activities:
Purchases of property and equipment	(91)	(45)
Net cash used in investing activities	(91)	(45)

Cash flows from financing activities:
Payments on capital leases	(16)	(2)
Proceeds from line of credit	611	-
Repayments of line of credit	(577)	-
Net cash provided by (used in) financing activities	18	(2)

Decrease in cash and cash-equivalents	(1,104)	(929)

Beginning cash and cash-equivalents	1,882	2,365
Ending cash and cash-equivalents	$778	$1,436

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	13	-

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$-	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 30, 2013.

The Company has incurred net losses of $681,000 in the first quarter of fiscal 2014, $4.2 million in fiscal year 2013, and $5.9 million in fiscal year 2012. These net losses have contributed to an accumulated deficit of $15.0 million at June 29, 2013, and elevate a cause for concern regarding the Company’s future. To address this concern Management has taken several actions to provide additional working capital over the current fiscal year, and reduce the costs and expenses going forward. On March 18, 2013 the Company entered into an Asset Purchase agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million. The $1.0 million for SCPM is payable over the first nine months of fiscal 2014 (see Note 4, Gain on Sale of Product Line). To ensure the Company has the ability to continue borrowing over the next two fiscal years, on June 11, 2013 the Company extended its line of credit from October 12, 2012 to April 15, 2015, and increased the maximum advances associated with the Company’s accounts receivable from $2.0 million to $3.0 million (see Note 11, Line of Credit). To provide additional working capital for operations, on July 8, 2013 the Company received $858,000 in cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. (see Note 13, Subsequent Event).

To assist with the upfront purchases of inventory required for future product deliveries, the Company has entered into advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2013 these advance payments totaled approximately $2.3 million. In fiscal 2014 the Company has currently contracted approximately $1.3 million of advance payments, and will seek similar terms with future agreements with the Customer, and other customers. On May 31, 2013 the Company completed the consolidation of its Santa Rosa, California facility into its headquarters in San Ramon, California. The Company expects to save approximately $500,000 annually in facility costs, and the Company expects other operational efficiencies associated with having the majority of the company at one location. Management also plans to further increase operational efficiencies by continuing to work down product inventories that are on hand at June 29, 2013, and paid for. In addition, Management will continue to review all aspects of the business in an effort to reduce costs and expenses, while continuing to invest in new product development for future revenue streams. Management believes that through these efforts the Company will have the working capital required to continue its operations through fiscal 2014.

Fiscal Year  The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2014, ending on March 29, 2014, and fiscal year 2013, which ended on March 30, 2013, contained 52 weeks. Quarterly periods within each such fiscal year are in most cases 13 weeks rather than three calendar months. All references to three month period and years in the consolidated financial statements relate to fiscal periods or years rather than three month calendar quarters or calendar years.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Adoption of New Accounting Standards In July, 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This standard applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The effect of adopting this standard had no effect on the Company’s operating results or financial condition.

(2)     Revenue Recognition

Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. This generally occurs when products are shipped and the risk of loss has passed. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance. Revenue recognized under the milestone method is recognized once milestones are met. Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

a.	It is commensurate with either of the following:
●	The Company’s performance to achieve the milestone.
●	The enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company's performance to achieve the milestone.
b.	It relates solely to past performance.
c.	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review.

The Company provides for estimated costs that may be incurred for product warranties at the time of shipment. The Company’s warranty policy generally provides twelve to eighteen months depending on the customer. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available.

(3)     Inventories

Inventories consist of the following:

(In thousands)	June 29, 2013	March 30, 2013
Raw materials	$2,148	$2,157
Work-in-progress	1,902	2,049
Finished goods	124	50
Demonstration inventory	319	304
Total	$4,493	$4,560

(4)     Gain on Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $816,000 in the first quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the deal and delivery of electronic data associated with the purchase. The Company also earned an additional $50,000 associated with training of Teradyne employees and incurred $34,000 of associated costs. The balance of the consideration ($150,000) is subject to a hold back arrangement until December 31, 2013 to cover certain contingent liabilities, if any, and delivery of certain inventory. The $150,000 had not been recognized as income by the Company as of June 29, 2013, and is expected to be recognized in the third quarter of fiscal 2014 upon delivery of certain inventory and Teradyne’s agreement to remove the hold back provisions. Net sales for the SCPM product line were $430,000 for the fiscal quarter ended June 30, 2012. There were no SCPM product line sales in the fiscal quarter ended June 29, 2013.

(5)      Loss Per Share

Basic loss per share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period. The shares used in per share computations are as follows:

	Three Months Ended
(In thousands except per share data)	June 29, 2013	June 30, 2012
Net loss	$(681)	$(707)

Weighted average:
Common shares outstanding	5,052	5,030
Potential common shares	-	-
Common shares assuming dilution	5,052	5,030

Net loss per share of common stock - basic	$(0.13)	$(0.14)
Net loss per share of common stock - diluted	$(0.13)	$(0.14)
Stock options not included in computation that could potentially dilute EPS in the future	1,612	1,282
Restricted stock awards not included in computation that could potentially dilute EPS in the future	122	-
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,342	1,000
Warrants not included in computation that could potentially dilute EPS in the future	506	849

The number of restricted stock awards, stock options and warrants not included in the computation of diluted earnings per share (EPS) for the three month periods ended June 29, 2013 and June 30, 2012 is a result of the Company’s net loss and, therefore, the restricted stock awards, stock options, warrants are anti-dilutive. In addition, of the restricted stock awards, 50,000 shares are considered contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of June 29, 2013 and June 30, 2012. The number of convertible preferred shares not included in the computation of diluted EPS for the three month periods ended June 29, 2013 and June 30, 2012 reflects convertible preferred stock where the assumed proceeds from conversion were greater than the average market price of the common shares and are, therefore, anti-dilutive.

(6)     Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 1,750,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 29, 2013, no SAR’s have been granted under the option plan. As of June 29, 2013, the total number of shares of common stock available for issuance is 225,427. All outstanding options have either a five year or a ten year life. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period. There were options for 137,000 shares granted in the first quarter of fiscal 2014 and options for 85,500 shares granted in the first quarter of fiscal 2013. The weighted average grant date fair value was $1.26 and $0.83, respectively.

Included in the options granted during the first quarter of fiscal 2014 are performance-based options for 20,000 shares granted as an inducement to a new employee. A portion of the options vest following the filing of the Company’s Form 10K for fiscal 2015 provided certain bookings goals are achieved by the Company. No compensation cost was recognized for these stock options during the first quarter of fiscal 2014 because management believes it is not probable that the performance criteria will be met.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended
	June 29, 2013	June 30, 2012
Dividend yield	None	None
Expected volatility	80.00%	92.00%
Risk-free interest rate	0.72%	0.76%
Expected term (years)	7.31	8.36

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

A summary of the changes in stock options outstanding for the three month period ended June 29, 2013 and the year ended March 30, 2013 is as follows:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 31, 2012	1,221,312	$1.74	6.7	$3,041
Granted	521,000	1.31
Exercised	-	-
Forfeited / Expired	186,062	1.58
Outstanding at March 30, 2013	1,556,250	$1.62	6.8	$252,455
Granted	137,000	1.53
Exercised	-	-
Forfeited / Expired	81,000	1.73
Outstanding at June 29, 2013	1,612,250	$1.61	6.9	$130,275

Exercisable at June 29, 2013	405,775	$1.93	4.1	$11,495

At June 29,2013, expected to vest in the future	856,662	$1.49	7.9	$84,340

As of June 29, 2013, there was $726,248 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 1.9 years and will be adjusted for subsequent changes in estimated forfeitures. There were 45,600 options that vested during the quarter ended June 29, 2013, and 39,125 options that vested during the quarter ended June 30, 2012. The total fair value of options vested during each of the quarters ended June 29, 2013 and June 30, 2012 was $59,947 and $56,464, respectively. No options were exercised for the three month periods ended June 29, 2013 and June 30, 2012. Share based compensation cost related to stock options recognized in operating results for the three months ended June 29, 2013 and June 30, 2012 totaled $78,000 and $57,000, respectively.

Restricted Stock

The Company granted 71,500 shares of restricted stock during the first quarter of fiscal 2014 to members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2014. The weighted average grant date fair value was $1.53. The Company also granted 30,000 shares of unrestricted stock during the first quarter of fiscal 2014 as part of severance to a previous employee. The 30,000 shares did not have a restriction period because they vested immediately on the grant date, but are included in the roll forward schedule of restricted stock below because they were granted under the 2005 Plan. No restricted stock awards were granted in the first quarter of fiscal 2013. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. Compensation cost of $77,000 was recognized for the restricted and unrestricted stock awards during the first quarter of fiscal 2014. No compensation cost was recognized for the restricted stock awards during the first quarter of fiscal 2013 because management did not believe it was probable that certain performance criteria would be met for the then non-vested restricted stock awards.

A summary of the changes in non-vested restricted stock awards outstanding for the three month period ended June 29, 2013 and the fiscal years ended March 30, 2013 is as follows:

		Weighted
		Average
	Shares	Fair Value
Non-vested at March 31, 2012	60,000	$2.40
Granted	50,000	1.18
Forfeited or cancelled	60,000	2.40
Non-vested at March 30, 2013	50,000	$1.18
Granted	101,500	1.08
Vested	30,000	1.53
Forfeited or cancelled	-	-
Non-vested at June 29, 2013	121,500	$1.39

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

The tables below present information for the three month periods ended June 29, 2013 and June 30, 2012.

		Three Months Ended			Three Months Ended
(In thousands)	At June 29, 2013	June 29, 2013		At June 30, 2012	June 30, 2012
	Assets	Net Sales	Net Loss	Assets	Net Sales	Net Loss
Giga-tronics Division	$5,420	$1,906	$(484)	$6,246	$2,827	$(644)
Microsource	2,886	1,131	(197)	3,962	1,231	(63)
Total	$8,306	$3,037	$(681)	$10,208	$4,058	$(707)

(8)     Warranty Obligations

The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Balance at beginning of period	$114	$210
Provision, net	(15)	4
Warranty costs incurred	(6)	(25)
Balance at end of period	$93	$189

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

The Company’s tax expense for the three months ending June 29, 2013 and June 30, 2012 was $2,000. The effective tax rate for the three months ending June 29, 2013 and June 30, 2012 was 0% due to a valuation allowance recorded against the net deferred tax asset balance.

As of June 29, 2013, the Company did not record any unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due.

(10)     Restructuring

The Company took steps to decrease expenses by reducing staff in the first quarter of fiscal 2014, and by combining the operations in Santa Rosa into the San Ramon facility. This physical move was completed on May 31, 2013. Certain employee retention agreements will extend through December 2013. Substantially all of the restructuring costs are for the Microsource reportable segment. As of June 29, 2013 the Company had accrued $644,000 related to these restructuring costs.

A summary of the total restructuring costs, the amounts previously recognized, the amounts recognized for the three months ended June 29, 2013 and the amounts expected to be recognized between June 30, 2013 and December 28, 2013 are as follows:

	Total	Recognized	Recognized	Recognized	Expected to be
	estimated	during the	during the	during the fiscal	recognized between
Type of cost expected to be incurred	restructuring	fiscal year ended	fiscal year ended	period ended	June 30, 2013 and
(In thousands)	cost	March 31, 2012	March 30, 2013	June 29, 2013	December 28, 2013
Retention agreements for employees	$571	$31	$367	$133	$40
Preparation of San Ramon facility	71	-	40	11	20
Training of San Ramon employees	4	-	4	-	-
Moving expenses	22	-	7	15	-
Clean-up of Santa Rosa facility	73	-	-	36	37
Total	$741	$31	$418	$195	$97

(11)     Line of Credit

On June 11, 2013 the Company entered into an amendment to the Second Amended Credit Facility (the “New Amended Credit Facility”) with Silicon Valley Bank (the “Bank”). The New Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit, and extending the maturity date. The New Amended Credit Facility, which expires on April 15, 2015, is secured by all assets of the Company and provides for a borrowing capacity equal to 80% of eligible accounts receivable on an aggregate basis, up to a maximum $3.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum cash balance of $750,000.

The Second Amended Credit Facility and New Amended Credit Facility contain a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year. When the Company is borrowing base eligible, the collateral handling fee is not applicable. Interest accrues on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). Any borrowings under the New Amended Credit Facility can be repaid and such repaid amounts re-borrowed until the maturity date.  As of June 29, 2013, the Company’s outstanding borrowings under the New Amended Credit Facility were $891,000. As of March 30, 2013, the Company’s outstanding borrowings under the Second Amended Credit Facility were $857,000, of which $280,000 is classified as long-term because of management’s ability to refinance the line of credit with the new facility discussed above, and $577,000 is classified as a current liability because it had been repaid prior to entering into the new agreement.

(12) Fair Value of Financial Instruments

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

The carrying amounts of the Company’s cash and cash equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments and/or their variable interest rates.

(13) Subsequent Event

On July 8, 2013 the Company received $858,000 in cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share.

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

The Company also issued to the Investor a New Warrant to purchase up to 511,186 additional shares of common stock of the Company. The exercise price of the New Warrant is $1.43 per share, subject to anti-dilution adjustments for stock splits, stock dividends, reclassifications and similar events. The New Warrant will expire January 7, 2016.

Under the terms of the SPA, the Company and the Investor agreed to terminate the Investor’s right to acquire 506,219 shares from existing warrants. As a result, an Amended Warrant was reissued in July 2013 (the “Amended July Warrant”). The Amended July Warrant represents the right to acquire 506,219 shares of the Company’s common stock at the price of $1.43 per share. The Amended July Warrant will expire on August 7, 2015, if and to the extent not exercised earlier.

As of July 8, 2013 the Investor’s beneficial ownership is approximately 36.2% of the Company’s common stock, assuming that outstanding warrants are exercised.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 30, 2013 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. The Company has two reporting segments: Giga-tronics Division and Microsource.

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

In the first three months of fiscal 2014 and fiscal 2013 the Giga-tronics division had a broad range of customers, both domestic and international, and there were not any significant customers.

In the first three months of fiscal 2014 and fiscal 2013 almost all of the orders and sales for the Microsource business unit were from one large aerospace customer associated with programs for retrofitting radar filter components on existing military aircraft, and radar filter components for new military aircraft being manufactured. The timing of orders and milestone achievements associated with this customer causes significant differences in orders, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Months Ended
(Dollars in thousands)	June 29, 2013	June 30, 2012	% change
Giga-tronics Division	$2,251	$2,181	3%
Microsource	72	6,499	(99%)
Total	$2,323	$8,680	(73%)

New orders received in the first quarter of fiscal 2014 decreased by 73% to $2.3 million from the $8.7 million received in the first quarter of fiscal 2013. The decrease in orders is primarily due to the Microsource business unit in the first quarter of fiscal 2013 being awarded approximately $6.5 million in long term contracts from a large aerospace company.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	June 29, 2013	June 30, 2012	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$1,396	$1,627	(14%)
Microsource	4,384	6,834	(36% %)
Total	$5,780	$8,461	(32%)

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$1,396	$1,627	(14%)
Microsource	4,384	4,040	9%
Total	$5,780	$5,667	2%

Backlog at the end of the first quarter of fiscal 2014 decreased 32% compared to the end of the same period last year. The decrease in backlog is primarily due to the Microsource business unit’s achieving certain milestones over the past year of long term contracts awarded for approximately $6.5 million in the first quarter of fiscal 2013 from a large aerospace company.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Months Ended
(Dollars in thousands)	June 29, 2013	June 30, 2012	% change
Giga-tronics Division	$1,906	$2,827	(33%)
Microsource	1,131	1,231	(8%)
Total	$3,037	$4,058	(25%)

Fiscal 2014 first quarter net sales were $3.0 million, a 25% decrease from the $4.1 million in the first quarter of fiscal 2013. Sales at Giga-tronics Division decreased 33% or $921,000 primarily due lower international orders associated with the Signal Generators product line. Sales at Microsource decreased 8% or $100,000 largely due to the timing of milestone billings associated with long term contracts from a large aerospace company.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Months Ended
(Dollars in thousands)	June 29, 2013	June 30, 2012	% change
Cost of sales	$1,913	$2,428	(21%)

Cost of sales as a percentage of sales increased for the first quarter of fiscal 2014 to 63.0% compared to 59.8% from the first quarter of fiscal 2013. This is primarily due to Giga-tronics having consistent fixed factory overhead costs in both periods, but less sales in the three months ended June 29, 2013.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	June 29, 2013	June 30, 2012	% change
Engineering	$1,106	$933	19%
Selling, general and administrative	1,313	1,310	0%
Restructuring	195	92	112%
Total	$2,614	$2,335	12%

Operating expenses increased 12% or $279,000 in the first quarter of fiscal 2014 over fiscal 2013. The increase was primarily due to an increase of $173,000 in engineering expenses which was primarily due to material costs associated with constructing prototype and beta units of our new product platform. Restructuring increased $103,000 due to the Company completing its closure of the Santa Rosa facility in May 2013 and incurring an increase of associated employee retention bonuses of $41,000, clean-up costs of the Santa Rosa facility of $36,000, moving expenses of $15,000, and preparation costs of the San Ramon facility of $11,000.

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

The major types of cost associated with this move and estimates of their respective total costs are as follows:

Type of cost (In thousands)
Retention agreements for employees	$571
Preparation of San Ramon facility	71
Training of San Ramon employees	4
Moving expenses	22
Clean-up of Santa Rosa facility	73
Total	$741

Of the total estimated expense, $195,000 was expensed during the first quarter of fiscal 2014. A prorated portion of the retention agreements (93%) were accrued for as of June 29, 2013. Of the total estimated expense, $418,000 was expensed during fiscal 2013 and $31,000 during fiscal 2012. The Company vacated its Santa Rosa facility on May 31, 2013.

Gain on the sale of product line

On March 18, 2013, the Company entered into an Asset Purchase agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $816,000 in the first quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction and delivery of electronic data associated with the purchase. The Company also earned an additional $50,000 associated with training of Teradyne employees, offset by $34,000 of associated costs. The balance of the consideration ($150,000) is subject to a hold back arrangement until December 31, 2013 to cover certain contingent liabilities, if any, and delivery of certain inventory. The $150,000 had not been recognized as income by the Company as of June 29, 2013, and is expected to be recognized in the third quarter of fiscal 2014 upon delivery of certain inventory and Teradyne’s agreement to remove the hold back provisions. Net sales for the SCPM product line were $430,000 for the fiscal quarter ended June 30, 2012. There were no SCPM product line sales in the fiscal quarter ended June 29, 2013.

Financial Condition and Liquidity

As of June 29, 2013, Giga-tronics had $778,000 in cash and cash equivalents, compared to $1.9 million as of March 30, 2013.

Working capital at June 29, 2013 and March 30, 2013 was $3.3 million. The current ratio (current assets divided by current liabilities) at June 29, 2013 was 1.77 compared to 1.61 on March 30, 2013. The increase in current ratio was primarily attributable to the $577,000 decrease in the current portion of the line of credit. With the signing of the New Amended Credit Facility in June 2013 that extended the line through April 2015, all amounts associated with the credit facility are considered long term.

Cash used in operating activities amounted to $1.0 million for the three month period ended June 29, 2013 and $882,000 for the three month period ended June 30, 2012. Cash used in operating activities for the first quarter of fiscal year 2014 was primarily attributed to an operating loss of $1.5 million and a $483,000 decrease in deferred revenue during the quarter with associated milestone achievements of the Microsource business for a large aerospace company. These were partially offset by proceeds on the sale of a product line to Teradyne of $816,000 (see Note 4, Gain on Sale of Product Line). Cash used in operating activities in the first quarter of fiscal year 2013 was primarily attributed to the net loss of $707,000 for the quarter.

Additions to property and equipment were $91,000 in the first quarter of 2014 compared to $45,000 in additions for the same period last year. The increase in capital equipment spending was primarily due to lease-hold improvements associated with the move of Microsource manufacturing to the San Ramon facility.

On June 11, 2013 the Company entered into an amendment to the Second Amended Credit Facility (the “New Amended Credit Facility”) with Silicon Valley Bank (the “Bank”). The New Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit, and extending the maturity date. The New Amended Credit Facility, which expires on April 15, 2015, is secured by all assets of the Company, provides for a borrowing capacity equal to 80% of eligible accounts receivable on an aggregate basis, up to a maximum $3.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum cash balance of $750,000.

As of June 29, 2013, the Company’s outstanding borrowings under the New Amended Credit Facility was $891,000. Management intends to draw upon the New Amended Credit Facility throughout fiscal 2014 to meet any shortfalls in cash.

The Company has incurred net losses of $681,000 in the first quarter of fiscal 2014, $4.2 million in fiscal year 2013, and $5.9 million in fiscal year 2012. These net losses have contributed to an accumulated deficit of $15.0 million at June 29, 2013, and elevate a cause for concern regarding the Company’s future. To address this concern Management has taken several actions to provide additional working capital over the current fiscal year, and reduce the costs and expenses going forward. On March 18, 2013 the Company entered into an Asset Purchase agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million. The $1.0 million for SCPM is payable over the first nine months of fiscal 2014 (see Note 4, Gain on Sale of Product Line). To ensure the Company has the ability to continue borrowing over the next two fiscal years, on June 11, 2013 the Company extended its line of credit from October 12, 2012 to April 15, 2015, and increased the maximum advances associated with the Company’s accounts receivable from $2.0 million to $3.0 million (see Note 11, Line of Credit). To provide additional working capital for operations, on July 8, 2013 the Company received $858,000 in cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. (see Note 13, Subsequent Event).

To assist with the upfront purchases of inventory required for future product deliveries, the Company has entered into advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2013 these advance payments totaled approximately $2.3 million. In fiscal 2014 the Company has currently contracted approximately $1.3 million of advance payments, and will seek similar terms with future agreements with the Customer, and other customers. On May 31, 2013 the Company completed the consolidation of its Santa Rosa, California facility into its headquarters in San Ramon, California. The Company expects to save approximately $500,000 annually in facility costs, and the Company expects other operational efficiencies associated with having the majority of the company at one location. Management also plans to further increase operational efficiencies by continuing to work down product inventories that are on hand at June 29, 2013, and paid for. In addition, Management will continue to review all aspects of the business in an effort to reduce costs and expenses, while continuing to invest in new product development for future revenue streams. Management believes that through these efforts the Company will have the working capital required to continue its operations through fiscal 2014.

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of June 29, 2013, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework.”

Part II - Other Information

Item 1 - Legal Proceedings

As of June 29, 2013, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a - Risk Factors

There has been no material change in the risk factors disclosed in the registrant’s Annual Report of Form 10-K for the fiscal year ended March 30, 2013.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 9, 2013	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2013	/s/ Steven D. Lance
Steven D. Lance
Vice President of Finance
Chief Financial Officer & Secretary