Form 10-Q
period 2013-09-28
GIGA TRONICS INC
filed 2013-11-12
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________

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

Yes [     ]  No [ X ]

There were a total of 5,181,247 shares of the Registrant’s Common Stock outstanding as of November 12, 2013.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Giga-tronics Incorporated (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products, revenue or cost savings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as "believes", "anticipates", "expects", "intends", "targeted", "projected", "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) risks related to customers’ credit worthiness/profiles; (4) changes in the Company’s credit profile and its ability to borrow; (5) a potential decline in demand for certain of the Company’s products; (6) potential product liability claims; (7) the potential loss of key personnel; and (8) U.S. and international economic conditions . Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 30, 2013 for further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

Part I – Financial Information

Item 1 - Financial Statements

 GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	September 28, 2013	March 30, 2013
Assets
Current assets:
Cash and cash-equivalents	$396	$1,882
Trade accounts receivable, net of allowance of $60 and $35, respectively	1,962	1,666
Inventories, net	3,653	4,560
Prepaid expenses and other current assets	481	501
Total current assets	6,492	8,609
Property and equipment, net	904	751
Total assets	$7,396	$9,360
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$-	$577
Accounts payable	1,051	788
Accrued payroll and benefits	936	1,047
Deferred revenue	1,165	2,278
Deferred rent	93	81
Capital lease obligations	82	66
Other current liabilities	405	505
Total current liabilities	3,732	5,342
Long term obligation - line of credit	595	280
Long term obligations - deferred rent	292	341
Long term obligations - capital lease	82	89
Total liabilities	4,701	6,052
Commitments and contingencies	-	-
Shareholders' equity:
Convertible preferred stock of no par value; Authorized - 1,000,000 shares
Series A - designated 250,000 shares; 0 shares at September 28, 2013 and March 30, 2013 issued and outstanding	-	-
Series B - designated 10,000 shares; 9,997 shares at September 28, 2013 and March 30, 2013 issued and outstanding; (liquidation preference of $2,309)	1,997	1,997
Series C - designated 3,500 shares; 3,425.65 shares at September 28, 2013 and March 30, 2013 issued and outstanding; (liquidation preference of $500)	457	457
Series D - designated 6,000 shares; 5,111.86 shares at September 28, 2013 and no shares at March 30, 2013 issued and outstanding; (liquidation preference of $858)	457	-
Common stock of no par value; Authorized - 40,000,000 shares; 5,181,247 shares at September 28, 2013 and 5,079,747 at March 30, 2013 issued and outstanding	16,058	15,132
Accumulated deficit	(16,274)	(14,278)
Total shareholders' equity	2,695	3,308
Total liabilities and shareholders' equity	$7,396	$9,360

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
(In thousands except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$3,950	$3,405	$6,987	$7,463
Cost of sales	2,629	2,122	4,542	4,550
Gross margin	1,321	1,283	2,445	2,913

Operating expenses:
Engineering	955	1,047	2,061	1,980
Selling, general and administrative	1,295	1,206	2,609	2,516
Restructuring	129	92	324	184
Total operating expenses	2,379	2,345	4,994	4,680

Operating loss	(1,058)	(1,062)	(2,549)	(1,767)

Gain on sale of product line	-	-	816	-
Other income	-	-	8	-
Interest expense, net	(19)	(2)	(31)	(2)
Loss before income taxes	(1,077)	(1,064)	(1,756)	(1,769)
Provision for income taxes	-	-	2	2
Net loss	$(1,077)	$(1,064)	$(1,758)	$(1,771)

Loss per common share – basic	$(0.21)	$(0.21)	$(0.35)	$(0.35)
Loss per common share – diluted	$(0.21)	$(0.21)	$(0.35)	$(0.35)

Weighted average common shares used in per share calculation:
Basic	5,060	5,029	5,056	5,029
Diluted	5,060	5,029	5,056	5,029

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Month Periods Ended
(In thousands)	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(1,758)	$(1,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	104
Share based compensation	328	131
Change in deferred rent	(37)	(32)
Changes in operating assets and liabilities	(430)	1,391
Net cash (used in) operating activities	(1,789)	(177)

Cash flows from investing activities:
Purchases of property and equipment	(212)	(82)
Net cash used in investing activities	(212)	(82)

Cash flows from financing activities:
Payments on capital leases	(40)	(10)
Proceeds from line of credit	-	-
Proceeds from issuance of preferred stocks, net of issuance costs totaling $41	817	-
Repayments of line of credit	(262)	-
Net cash provided by (used in) financing activities	515	(10)

Decrease in cash and cash-equivalents	(1,486)	(269)

Beginning cash and cash-equivalents	1,882	2,365
Ending cash and cash-equivalents	$396	$2,096
Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$49	$170

Supplementary disclosure of other cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$31	$2

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

The Company has incurred net losses of $1.8 million in the first half of fiscal 2014, which has contributed to an accumulated deficit of $16.3 million at September 28, 2013 and has resulted in the Company using cash in its operations of approximately $1.8 million in the first six months of fiscal 2014. These matters along with recurring losses in prior years, raise substantial doubts as to the ability of the Company to continue as a going concern.

To address this matter, Management has taken several actions to provide additional working capital during the current fiscal year, and reduce the costs and expenses going forward. These actions are described in the following discussion.

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $816,000 in the first quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. (see Note 4, Gain on Sale of Product Line).

To enable the Company to continue borrowing over the next two fiscal years, on June 11, 2013 the Company negotiated an extension of the maturity date on its line of credit from October 12, 2012 to April 15, 2015, and increased the maximum advances associated with the Company’s accounts receivable from $2.0 million to $3.0 million (see Note 10, Line of Credit).

To provide additional working capital for operations, on July 8, 2013 the Company received $837,000 in net cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. (see Note 12, Series D Convertible Voting Perpetual Preferred Stock and Warrants).

To assist with the upfront purchases of inventory required for future product deliveries, the Company has entered into advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2013 these advance payments totaled approximately $2.3 million. In fiscal 2014 the Company has contracted approximately $1.2 million of advance payments, and will seek similar terms with future agreements with this customer, and other customers.

On May 31, 2013 the Company completed the consolidation of its Santa Rosa, California facility into its headquarters in San Ramon, California. The Company expects to save approximately $500,000 annually in facility costs, and the Company expects other operational efficiencies associated with having the majority of the company’s operations at one location.

The Company is also currently negotiating the sale of a Giga-tronics Division legacy product line (which Management believes is not strategic to the Company’s long-term success) in order to raise additional capital that would be used in operations and to fund, in part, the development of the Company’s new product platform. There are no assurances that the sale will be competed in fiscal 2014, if at all.

Management also plans to further improve asset management by continuing to reduce product inventories that are on hand at September 28, 2013. In addition, Management will continue to review all aspects of the business in an effort to improve cash flow and, reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

The Company continues to invest heavily in the development and the manufacturing preparations for the new product platform, which is currently projected to begin shipping in the fourth quarter of fiscal 2014. During fiscal 2014, the Company has experienced delays in the development of this product. If the completion of the product development is delayed further beyond fiscal 2014, the Company would need to further reduce expenses in order to offset the loss of forecasted revenue.

The current year losses and the impacts of recurring losses in prior years have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard. The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments if the Company were unable to do so.

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2014, ending on March 29, 2014 is a 52 week year, and fiscal year 2013, ended on March 30, 2012 was a 52 week year. Quarterly periods within each such fiscal year are in most cases 13 weeks as opposed to three calendar months. All references to three month period, six month period and years in the consolidated financial statements relate to fiscal periods or years rather than three month calendar quarters, six calendar months or calendar years.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Adoption of New Accounting Standards In July, 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This standard applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company's historic presentation is consistent with this new standard. Thus, the effect of adopting this standard had no impact on the Company and the Company effectively adopted this standard as of March 31, 2013.

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

(3)     Inventories

Inventories consisted of the following:

(In thousands)	September 28, 2013	March 30, 2013
Raw materials	$1,775	$2,157
Work-in-progress	1,281	2,049
Finished goods	345	50
Demonstration inventory	252	304
Total	$3,653	$4,560

(4)     Gain on Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne, whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $816,000 in the first quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. The Company also earned an additional $50,000 associated with training of Teradyne employees, offset by $34,000 of associated costs. The balance of the consideration ($150,000) is subject to a hold back arrangement until December 31, 2013 to cover certain contingent liabilities, if any, and delivery of certain inventory. During the three months ended September 28, 2013 the Company delivered to Teradyne all of the associated inventory, and recorded $53,000 of revenue and $53,000 of cost of sales. The remaining $150,000 payment due has not been recognized as income by the Company as of September 28, 2013, and is expected to be recognized in the third quarter of fiscal 2014 upon Teradyne’s agreement to remove the hold back provisions.

Net sales for the SCPM product line were $386,000 and $816,000 for the three and six month periods ended September 29, 2012, respectively. There were no SCPM product line sales in the three and six month periods ended September 28, 2013 except for the inventory delivery mentioned above.

(5)     Loss Per Share

Basic earnings or loss per common share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. The shares used in per share computations are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(In thousands except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net loss	$(1,077)	$(1,064)	$(1,758)	$(1,771)

Weighted average:
Common shares outstanding	5,060	5,029	5,056	5,029
Potential common shares	-	-	-	-
Common shares assuming dilution	5,060	5,029	5,056	5,029

Net loss per common share – basic	$(0.21)	$(0.21)	$(0.35)	$(0.35)
Net loss per common share - diluted	$(0.21)	$(0.21)	$(0.35)	$(0.35)
Stock options not included in computation that could potentially dilute EPS in the future	1,798	1,522	1,798	1,522
Restricted stock awards not included in computation that could potentially dilute EPS in the future	122	50	122	50
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,000	1,853	1,000
Warrants not included in computation that could potentially dilute EPS in the future	1,017	849	1,017	849

The number of restricted stock awards, stock options and warrants not included in the computation of diluted earnings per share (EPS) for the three and six month periods ended September 28, 2013 and September 29, 2012 is a result of the Company’s net loss and, therefore, the restricted stock awards, stock options, warrants are anti-dilutive. In addition, of the restricted stock awards, 50,000 shares are considered contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of September 28, 2013 and September 29, 2012. The number of convertible preferred shares not included in the computation of diluted EPS for the three and six month periods ended September 28, 2013 and September 29, 2012 reflects convertible preferred stock where the assumed proceeds from conversion were greater than the average market price of the common shares and are, therefore, anti-dilutive.

(6)     Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 1,750,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of September 28, 2013, no SAR’s have been granted under the option plan. As of September 28, 2013, the total number of shares of common stock available for issuance under the 2005 Equity Incentive Plan is 119,677. All outstanding options have either a five year or a ten year life. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

There were options for 258,750 shares granted in the second quarter of fiscal 2014 and options for 395,750 shares granted in the first half of fiscal 2014 with weighted average grant date fair values of $1.03 and $1.11, respectively. There were options for 325,500 shares granted in the second quarter of fiscal 2013 and options for 411,000 shares granted in the first half of fiscal 2013 with weighted average grant date fair values of $0.89 and $0.88, respectively.

Included in the options granted for the three and six month periods ended September 28, 2013 are performance-based options for 80,000 shares and 100,000 shares granted as an inducement to a new employee’s which were outside of the 2005 Plan. A portion of the options shall vest following the filing of the Company’s Form 10K for fiscal 2015 provided certain bookings goals are achieved by the Company. No compensation cost was recognized for these stock options during the three or six month periods ended September 28, 2013 because management believes it is not more than likely than not that the performance criteria will be met.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Six Month Periods Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Dividend yield	-	-	-	-
Expected volatility	91.36%	86.70%	86.04%	87.73%
Risk-free interest rate	1.20%	0.47%	0.97%	0.53%
Expected term (years)	8.36	5.70	7.85	6.19

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

A summary of the changes in stock options outstanding for the six month period ended September 28, 2013 and the year ended March 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,221,312	$1.74	6.7	$3,041
Granted	521,000	1.31
Exercised	-	-
Forfeited / Expired	186,062	1.58
Outstanding at March 30, 2013	1,556,250	$1.62	6.8	$252,455
Granted	395,750	1.35
Exercised	-	-
Forfeited / Expired	154,000	1.78
Outstanding at September 28, 2013	1,798,000	$1.61	6.7	$1,700

Exercisable at September 28, 2013	627,075	$2.00	4.9	$340

At September 28, 2013, expected to vest in the future	1,104,106	$1.22	6.7	$2,100

As of September 28, 2013, there was $878,000 of total unrecognized compensation cost related to non-vested options and restricted stock granted under the 2005 Plan and outside of the 2005 Plan. That cost is expected to be recognized over a weighted average period of 2.0 years. There were 121,375 options that vested during the quarter ended September 28, 2013. There were 42,750 options that vested during the quarter ended September 29, 2012. The total fair value of options vested during the quarters ended September 28, 2013 and September 29, 2012 was $142,000 and $54,000, respectively. There were 322,025 options that vested during the six month period ended September 28, 2013. There were 81,875 options that vested during the six month period ended September 29, 2012. The total fair value of options vested during the six month periods ended September 28, 2013 and September 29, 2012 was $367,000 and $111,000, respectively. No cash was received from the exercise of stock options for the three or six month periods ended September 28, 2013 and September 29, 2012, respectively, and related excess tax benefits or deficiencies were not significant. Share based compensation cost recognized in operating results for the three month periods ended September 28, 2013 and September 29, 2012 totaled $166,000 and $75,000, respectively. Share based compensation cost recognized in operating results for the six month periods ended September 28, 2013 and September 29, 2012 totaled $280,000 and $131,000, respectively.

During the three month period ended September 28, 2013, the vesting for 40,000 options was accelerated in connection with a termination agreement with a former employee. This modification did not result in any incremental compensation expense, however $38,000 of stock-based compensation expense was accelerated and recognized during the three month period ended September 28, 2013.

Restricted Stock

The Company granted 71,500 shares of restricted stock during the first half of fiscal 2014 to certain members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2014. The weighted average grant date fair value was $1.53. The Company also granted 30,000 shares of unrestricted stock during the first half of fiscal 2014 as part of a severance agreement with a former employee. The 30,000 shares did not have a restriction period because they vested immediately on the grant date, but are included in the roll forward schedule of restricted stock below because they were granted under the 2005 Plan. No restricted stock awards were granted in the first half of fiscal 2013. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. Compensation cost was recognized for the restricted and unrestricted stock awards for the three and six month periods ending September 28, 2013 totaling $31,000 and $48,000, respectively. No compensation cost was recognized for the restricted stock awards during the first half of fiscal 2013 because management did not believe it was probable that certain performance criteria would be met for the then non-vested restricted stock awards.

A summary of the changes in non-vested restricted stock awards outstanding for the six month period ended September 28, 2013 and for the fiscal years ended March 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2012	60,000	$2.40
Granted	50,000	1.18
Forfeited or cancelled	60,000	2.40
Non-vested at March 30, 2013	50,000	$1.18
Granted	101,500	1.08
Vested	30,000	1.53
Forfeited or cancelled	-	-
Non-vested at September 28, 2013	121,500	$1.39

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

The tables below present information at and for the three and six month periods ended September 28, 2013 and September 29, 2012.

(In thousands)	At Sep. 28, 2013	Three Month Periods Ended September 28, 2013		At Sep. 29, 2012	Three Month Periods Ended September 29, 2012
	Total Assets	Net Sales	Net Income (Loss)	Total Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$4,589	$1,891	$(1,268)	$6,859	$2,244	$(860)
Microsource	2,807	2,059	191	3,186	1,161	(204)
Total	$7,396	$3,950	$(1,077)	$10,045	$3,405	$(1,064)

(In thousands)	At Sep. 28, 2013	Six Month Periods Ended September 28, 2013		At Sep. 29, 2012	Six Month Periods Ended September 29, 2012
	Total Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$4,589	$3,797	$(1,752)	$6,859	$5,071	$(1,504)
Microsource	2,807	3,190	(6)	3,186	2,392	(267)
Total	$7,396	$6,987	$(1,758)	$10,045	$7,463	$(1,771)

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

The Company’s tax expense for the three and six month periods ended September 28, 2013 was $0 and $2,000, respectively. The effective tax rate for the three and six month periods ended September 28, 2013 and September 29, 2012 was 0%, which differed from the Federal statutory rate of 34% due to a valuation allowance recorded against the net deferred tax asset balance.

As of September 28, 2013, the Company did not record any unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Condensed Consolidated Balance Sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due.

(9)     Restructuring

The Company took steps to reduce current and future expenses by reducing staff in the first quarter of fiscal 2014, and by combining the operations in Santa Rosa into the San Ramon facility. This physical move was completed on May 31, 2013. Certain employee retention agreements will extend through December 2013. Substantially all of the restructuring costs are for the Microsource reportable segment. As of September 28, 2013 the Company had accrued $773,000 related to these restructuring costs, the amount recognized for the three months period ended on September 28, 2013 was $129,000, consisting of $104,000 for the restoration of the Santa Rosa facility, $20,000 of retention agreements for employees, $3,000 preparation of San Ramon facility, and $2,000 moving expenses.

A summary of the total restructuring costs, the amounts previously recognized, the amounts recognized for the six months ended September 28, 2013 and the amounts expected to be recognized between September 30, 2013 and December 28, 2013 are as follows:

Type of cost expected to be incurred	Total estimated restructuring	Recognized during the fiscal year ended March 31,	Recognized during the fiscal year ended March 30,	Recognized during the six month period ended September 28,	Expected to be recognized between September 29, 2013 and December 28,
(In thousands)	cost	2012	2013	2013	2013
Retention agreements for employees	$571	$31	$367	$153	$20
Preparation of San Ramon facility	61	-	40	14	7
Training of San Ramon employees	4	-	4	-	-
Moving expenses	24	-	7	17	-
Restoration of Santa Rosa facility	140	-	-	140	-
Total	$800	$31	$418	$324	$27

(10)     Line of Credit

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

The Second Amended Credit Facility and New Amended Credit Facility contain a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year. When the Company is borrowing base eligible, the collateral handling fee is not applicable. Interest accrues on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). Any borrowings under the New Amended Credit Facility can be repaid and such repaid amounts re-borrowed until the maturity date.  As of September 28, 2013, the Company’s outstanding borrowings under the New Amended Credit Facility were $595,000, all of which was classified as long-term. As of March 30, 2013, the Company’s outstanding borrowings under the Second Amended Credit Facility were $857,000, of which $280,000 is classified as long-term because of management’s ability to refinance the line of credit with the amended facility discussed above, and $577,000 is classified as a current liability because it had been repaid prior to the refinance occurring. As of September 28, 2013, the maximum borrowing capacity under the Line of Credit was $1,067,000, of which $472,000 was available.

(11)    Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents and a line of credit. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date (Level 1), significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data (Level 2), or significant unobservable inputs reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability (Level 3), depending on the nature of the item being valued.

The carrying amounts of the Company’s cash and cash equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments and/or their variable interest rates.

(12)    Series D Convertible Voting Perpetual Preferred Stock and Warrants

On July 8, 2013 the Company received $837,000 in net cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock (Series D Preferred Stock) and a warrant to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share (the “New Warrant”).

Each share of Series D Preferred Stock is initially convertible at the option of the holder into 100 shares of the Company’s common stock. The conversion ratio is subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions. Each share of Series D Preferred Stock has a liquidation preference of $143. If the Company pays a dividend on its common stock prior to January 1, 2014 or on or after January 1, 2014, it would be required to pay a dividend on the Series D Preferred Stock equal to 110% or 100%, respectively, of the cash dividend that would be payable on the number of shares of common stock into which each share of Series D Preferred Stock is then convertible. The Series D Preferred Stock generally votes together with the common stock, the Company’s Series B Convertible Voting Perpetual Preferred Stock and the Company’s Series C Convertible Voting Perpetual Preferred Stock on an as-converted to common stock basis, on each matter submitted to the vote or approval of the holders of common stock, and would vote as a separate class with respect to certain actions that adversely affect the rights of the Series D Preferred Stock and on other matters as required by law.

The Company also issued to the Investor the New Warrant to purchase up to 511,186 additional shares of common stock of the Company. The exercise price of the New Warrant is $1.43 per share, subject to anti-dilution adjustments for stock splits, stock dividends, reclassifications and similar events. The New Warrant will expire January 7, 2016.

Under the terms of the SPA, the Company and the Investor agreed to terminate the Investor’s right to acquire 506,219 common shares at $3.30 per share from a previously issued warrant (the “Existing Warrant”) and issue a warrant to purchase 506,219 common shares at $1.43 per share (the “Amended Warrant”). The Amended Warrant was issued in July 2013and will expire on August 7, 2015, if and to the extent not exercised earlier.

The Company recorded the issuance of the Series D Preferred Stock using an allocation of the proceeds based on the relative fair values of each of the components included in the consideration given to the Investor.  These components included the Preferred Stock which was ascribed an estimated fair value of $269,000, the conversion feature which was ascribed an estimated fair value of $558,000, the New Warrant which was ascribed an estimated fair value of $349,000 and the Amended Warrant, which was ascribed an estimated fair value of $248,000 representing the incremental fair value of the Amended Warrant over the Existing warrant that was terminated.

The allocation of the $858,000 in proceeds from issuance of Series D Preferred Stock based on the relative fair values noted above resulted in an allocation of $498,000 (which was recorded net of $41,000 of issuance costs) to Series D Preferred Stock and $360,000 to Common Stock.  In addition, because the effective conversion rate based on the $498,000 allocated to Series D Preferred Stock was $0.97 per common share which was less than the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date.  The beneficial conversion feature totaled $238,000 and was recorded as a reduction of common stock and an increase to accumulated deficit.

As of September 28, 2013 the Investor’s beneficial ownership is approximately 36.2% of the Company’s common stock, assuming that New Warrant and Amended Warrant are exercised.

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

In the first six months of fiscal 2014 and fiscal 2013 the Giga-tronics Division had a broad range of customers, both domestic and international, and there were not any significant customers.

In the first six months of fiscal 2014 and fiscal 2013 almost all of the sales for the Microsource business unit were to one large aerospace customer associated with programs for retrofitting radar filter components on existing military aircraft, and radar filter components for new military aircraft being manufactured. The timing of orders and the contractual shipment schedule associated with this customer causes significant differences in orders, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. During the three months ended September 28, 2013, Microsource received an initial order from a second large aerospace company for design services and a production bid associated with radar filters for a military aircraft they are retrofitting and manufacturing.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	% change
Giga-tronics Division	$2,707	$2,101	29%
Microsource	845	1,717	(51%	)
Total	$3,552	$3,818	(7%	)

	Six Month Periods Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	% change
Giga-tronics Division	$4,958	$4,282	16%
Microsource	917	8,216	(89%	)
Total	$5,875	$12,498	(53%	)

New orders received in the second quarter of fiscal 2014 decreased by 7% to $3.6 million from the $3.8 million received in fiscal 2013. The decrease in orders is primarily due to the timing of large Microsource orders for radar filter components from two aerospace companies. New orders for the Giga-tronics Division increased in the second quarter of fiscal 2014 due to a $476,000 order for a new Switch product due out next year, and the $330,000 initial order for the Company’s new product platform forecasted to ship in the fourth quarter of fiscal 2014.

New orders received in the first half of fiscal 2013 decreased 53% to $5.9 million from the $12.5 million received in the first half of fiscal 2013. The decrease in orders is primarily due to the Microsource business unit in the first half of fiscal 2013 being awarded approximately $6.5 million in long term contracts from a large aerospace company. The increase in new orders for the Giga-tronics Division in the first half of fiscal 2014 is due to the new Switch product and new product platform orders discussed above.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	September 28, 2013	September 29, 2012	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$2,212	$1,484	49%
Microsource	3,170	7,390	(57%	)
Total	$5,382	$8,874	(39%	)

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$2,212	$1,478	50%
Microsource	3,170	5,577	(43%	)
Total	$5,382	$7,055	(24%	)

Backlog at the end of the second quarter of fiscal 2014 decreased 39% compared to the end of the same period last year. The decrease in backlog is primarily due to the Microsource business unit’s fulfilling scheduled shipments over the past year of long term contracts awarded for approximately $5.1 million in the first quarter of fiscal 2013 from a large aerospace company.   This was partially offset by the Microsource initial order of design services and a production bid for $733,000 from a second aerospace company for radar filters for a military aircraft they are retrofitting and manufacturing. Backlog for the Giga-tronics Division increased in the second quarter of fiscal 2014 due the order for a new Switch product, and the initial order for the Company’s new product platform discussed above.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	% change
Giga-tronics Division	$1,891	$2,244	(16% )
Microsource	2,059	1,161	77%
Total	$3,950	$3,405	16%

	Six Month Periods Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	% change
Giga-tronics Division	$3,797	$5,071	(25%	)
Microsource	3,190	2,392	33%
Total	$6,987	$7,463	(6%	)

Net sales in the second quarter of fiscal 2014 were $4.0 million, a 16% increase from the $3.4 million in fiscal 2013. Fiscal year 2014 sales for the Giga-tronics Division decreased 16% primarily due to the fiscal year 2013 fulfillment of prior year orders for the older SCPM switch. Sales for Microsource increased 77% largely due to the timing of the contractual shipment schedule associated with long term contracts from a large aerospace company.

Net sales in the first half of fiscal 2014 decreased 6% to $7.0 million from the $7.5 million in the first half of fiscal 2013. Fiscal year 2014 sales for the Giga-tronics Division decreased 25% primarily due to the fiscal year 2013 fulfillment of prior year orders of the older SCPM switch. Sales for Microsource increased 33% largely due to the timing of the contractual shipment schedule associated with long-term contracts from a large aerospace company.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Month Periods Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	% change
Cost of sales	$2,629	$2,122	24%

	Six Month Periods Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	% change
Cost of sales	$4,542	$4,550	0%

Cost of sales as a percentage of sales increased for the second quarter of fiscal 2014 to 66.6% compared to 62.3% for the second quarter of fiscal 2013. The increases in three months ended September 28, 2013 was primarily due to increased sales of the Giga-tronics divisions Signal Generator product that has a higher cost as a percentage of sale price than other Company products. Cost of sales as a percentage of sales also increased for the six months ended September 28, 2013 to 65.0% compared to 61.0% from the first half of fiscal 2013.  The increase in the six month period ended September 28, 2013 was primarily due to Giga-tronics having consistent fixed factory overhead costs, but lower sales in the first half of fiscal 2014 when compared to the same period in fiscal 2013.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	% change
Engineering	$955	$1,047	(9% )
Selling, general and administrative	1,295	1,206	7%
Restructuring	129	92	40%
Total	$2,379	$2,345	1%

	Six Month Periods Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012	% change
Engineering	$2,061	$1,980	4%
Selling, general and administrative	2,609	2,516	4%
Restructuring	324	184	76%
Total	$4,994	$4,680	7%

Operating expenses increased 1% or $34,000 in the second quarter of fiscal 2014 over the second quarter of fiscal 2013. The increase consisted of $89,000 in selling, general and administrative expenses primarily due to an increase in stock based compensation as the Company provided more stock option grants in lieu of cash compensation to certain employees and directors, and $37,000 in restructuring expenses associated with the restoration of the Santa Rosa facility after the May 2013 closure. These increases were partially offset by a $92,000 reduction in engineering due to the timing of material purchases associated with constructing prototype and beta units of our new product platform.

Operating expenses increased 7% or $314,000 in the first half of fiscal 2014 over fiscal 2013. The increase consisted of an $81,000 increase in engineering expenses (primarily due to the timing of material purchases associated with constructing prototypes and beta units of our new product platform), a $93,000 increase in selling, general and administrative expenses (primarily related to an increase in stock based compensation as the Company provided more option grants in lieu of cash compensation to certain employees and directors), and a $140,000 increase in restructuring (which was primarily due to the Company completing its closure of the Santa Rosa facility in May 2013 and restoration costs of the Santa Rosa facility).

The Company is currently spending approximately $1.0 million to $1.1 million in research and development per quarter. The majority of these expenses are associated with the development of the new product platform that is forecasted to start shipping in the fourth quarter of fiscal 2014. Expenses associated with the development of the new product platform have significantly contributed to the losses thus far in fiscal 2014 and all of fiscal 2013.

In the fourth quarter of fiscal 2012, Giga-tronics made the decision to consolidate its Santa Rosa, CA operations with those of its facility in San Ramon, CA. The Company expects to save approximately $500,000 annually in facility costs once the consolidation is completed. The Company announced its intentions to employees in February, 2012 and entered into employment agreements with all key Santa Rosa employees to retain the talent needed to continue shipments during the transition and to help ensure the new operation in San Ramon would run smoothly.

The major types of cost associated with this move and estimates of their respective total costs are shown:

Type of Cost	Estimated Total Expense (In thousands)
Retention Agreements for employees	$571
Preparation of San Ramon facility	61
Training of San Ramon Employees	4
Moving expenses	24
Restoration of Santa Rosa facility	140
Total	$800

Of the total estimated expense of $800,000, $129,000 and $324,000 were expensed during the second quarter and first half of fiscal 2014 respectively; $418,000 was expensed during fiscal 2013; and $31,000 was expensed during fiscal 2012. The Company vacated its Santa Rosa facility on May 31, 2013. (see Note 9, Restructuring for details.).

Gain on the sale of product line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne, whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $816,000 which was recorded in the first quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. The Company also earned an additional $50,000 associated with training of Teradyne employees, which was offset by $34,000 of associated costs. The balance of the consideration ($150,000) is subject to a hold back arrangement until December 31, 2013 to cover certain contingent liabilities, if any, and delivery of certain inventory. In the three months ended September 28, 2013 the Company delivered to Teradyne all of the associated inventory, and recorded $53,000 of revenue and $53,000 of cost of sales. The remaining $150,000 payment due, had not been recognized as income by the Company as of September 28, 2013, and is expected to be recognized in the third quarter of fiscal 2014 upon Teradyne’s agreement to remove the hold back provisions.

Net sales for the SCPM product line were $386,000 and $816,000 for the three and six month periods ended September 29, 2012. There were no SCPM product line sales in the three and six month periods ended September 28, 2013 except for the inventory delivery mentioned above.

Financial Condition and Liquidity

As of September 28, 2013, Giga-tronics had $396,000 in cash and cash equivalents, compared to $1.9 million as of March 30, 2013.

Working capital at September 28, 2013 was $2,760,000 compared to $3,267,000 at March 30, 2013. The decrease in working capital was primarily attributable to the net loss of $1,758,000 for the first half of fiscal 2014.

The Company’s current ratio (current assets divided by current liabilities) at September 28, 2013 was 1.74 compared to 1.61 on March 30, 2013.

Cash used in operating activities amounted to $1.8 million for the six month period ended September 28, 2013, compared to cash used by operating activities of $177,000 for the six month period ended September 29, 2012. Cash used in operating activities during the first half of fiscal 2014 was primarily attributed to the operating loss of $2.5 million and a $1.1 million decrease in deferred revenue associated with the contractual shipment schedule of the Microsource business for a large aerospace company both of which were partially offset by the gain associated with the sale of the SCPM product line to Teradyne of $816,000 (see Note 4, Gain on Sale of Product Line) and a decrease in inventory of $900,000. Cash used in operating activities during the first half of fiscal 2013 was primarily attributed to the net loss which was partially offset by cash received through advance customer payments which was recorded as deferred revenue.

Additions to property and equipment were $261,000 in the first half of fiscal 2014, of which $49,000 were financed through capital leases, compared to $252,000 in the first half of fiscal 2013, of which $170,000 were financed through capital leases. The increase in property and equipment in fiscal 2014 was attributable to lease-hold improvements associated with the move of the Microsource manufacturing to the San Ramon facility. The increase in property and equipment in fiscal 2013 was attributable to equipment acquired in connection with new engineering projects.

On June 11, 2013 the Company entered into an amendment to the Second Amended Credit Facility (the “New Amended Credit Facility”) with Silicon Valley Bank. The New Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit, and extending the maturity date. The New Amended Credit Facility, which expires on April 15, 2015, is secured by all assets of the Company, provides for a borrowing capacity equal to 80% of eligible accounts receivable on an aggregate basis, up to a maximum $3.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum cash balance of $750,000.

As of September 28, 2013, the Company’s outstanding borrowings under the New Amended Credit Facility were $595,000. Management intends to draw upon the New Amended Credit Facility throughout fiscal 2014 to meet shortfalls in cash. As of September 28, 2013, the maximum borrowing capacity under the Line of Credit was $1,067,000, of which $472,000 was available.

The Company has incurred net losses of $1.8 million in the first half of fiscal 2014, which has contributed to an accumulated deficit of $16.3 million at September 28, 2013 and has resulted in the Company using cash in its operations of approximately $1.8 million in the first six months of fiscal 2014. These matters along with recurring losses in prior years, raise substantial doubts as to the ability of the Company to continue as a going concern.

To address this matter, Management has taken several actions to provide additional working capital during the current fiscal year, and reduce the costs and expenses going forward. These actions are described in the following discussion.

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $816,000 in the first quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. (see Note 4, Gain on Sale of Product Line).

To enable the Company to continue borrowing over the next two fiscal years, on June 11, 2013 the Company negotiated an extension of the maturity date on its line of credit from October 12, 2012 to April 15, 2015, and increased the maximum advances associated with the Company’s accounts receivable from $2.0 million to $3.0 million (see Note 10, Line of Credit).

To provide additional working capital for operations, on July 8, 2013 the Company received $837,000 in net cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. (see Note 12, Series D Convertible Voting Perpetual Preferred Stock and Warrants).

To assist with the upfront purchases of inventory required for future product deliveries, the Company has entered into advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2013 these advance payments totaled approximately $2.3 million. In fiscal 2014 the Company has contracted approximately $1.2 million of advance payments, and will seek similar terms with future agreements with this customer, and other customers.

On May 31, 2013 the Company completed the consolidation of its Santa Rosa, California facility into its headquarters in San Ramon, California. The Company expects to save approximately $500,000 annually in facility costs, and the Company expects other operational efficiencies associated with having the majority of the company’s operations at one location.

The Company is also currently negotiating the sale of a Giga-tronics Division legacy product line (which Management believes is not strategic to the Company’s long-term success) in order to raise additional capital that would be used in operations and to fund, in part, the development of the Company’s new product platform. There are no assurances that the sale will be competed in fiscal 2014, if at all.

Management also plans to further improve asset management by continuing to reduce product inventories that are on hand at September 28, 2013. In addition, Management will continue to review all aspects of the business in an effort to improve cash flow and, reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

The Company continues to invest heavily in the development and the manufacturing preparations for the new product platform, which is currently projected to begin shipping in the fourth quarter of fiscal 2014. During fiscal 2014, the Company has experienced delays in the development of this product. If the completion of the product development is delayed further beyond fiscal 2014, the Company would need to further reduce expenses in order to offset the loss of forecasted revenue.

The current year losses and the impacts of recurring losses in prior years have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard. The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments if the Company were unable to do so.

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of September 28, 2013, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework 2013.”

Part II - Other Information

Item 1 - Legal Proceedings

As of September 28, 2013, Giga-tronics has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

Item 1a - Risk Factors

There has been no material change to the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2013, the Company sold 5,111.86 shares of its newly designated Series D Convertible Voting Perpetual Preferred Stock and a warrant to purchase 511,186 shares of common stock for $1.43 per share to Alara under the terms of a Securities Purchase Agreement for aggregate proceeds of $858,000. Each share of Series D preferred stock is convertible, at any time and at the option of the holder, into 100 shares of the Company’s common stock, subject to adjustment. In addition, as contemplated by the Securities Purchase Agreement, the Company exchanged Alara’s previously outstanding warrant to purchase up to 506,219 shares of common stock for a new warrant to purchase the same number of shares with an extended its expiration date and an exercise price to $1.43 per share. The Company sold these securities in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933. The Company intends to use the proceeds of the sale for working capital purposes.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	11/12/13	/s/ JOHN R. REGAZZI
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/12/13	/s/ STEVEN D. LANCE
Steven D. Lance
Vice President of Finance
Chief Financial Officer & Secretary

Exhibit List

Exhibit Number	Description of Exhibit

3.1	Certificate of Determination for Series D Convertible Voting Perpetual Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on July 3, 2013.

10.1

Securities Purchase Agreement dated June 27, 2013 between the Company and Alara Capital AVI II, LLC, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 3, 2013.

10.2

Warrant to purchase 511,186 shares of common stock dated July 8, 2013 issued to Alara Capital AVI II, LLC, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on July 3, 2013.

10.3

Warrant to purchase 506,219 shares of common stock dated July 8, 2013 issued to Alara Capital AVI II, LLC, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on July 3, 2013.

10.4

Investor Rights Agreement dated July 8, 2013 between the Company and Alara Capital AVI II, LLC, incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on July 12, 2013.

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