Form 10-Q
period 2013-12-28
GIGA TRONICS INC
filed 2014-02-07
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 28, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [      ] No [ X ]

There were a total of 5,181,247 shares of the Registrant’s Common Stock outstanding as of February 6, 2014.

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) risks related to customers’ credit worthiness/profiles; (4) changes in the Company’s credit profile and its ability to borrow; (5) a potential decline in demand for certain of the Company’s products; (6) potential product liability claims; (7) the potential loss of key personnel; and (8) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 30, 2013 for further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

 GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	December 28, 2013	March 30, 2013
Assets
Current assets:
Cash and cash-equivalents	$956	$1,882
Trade accounts receivable, net of allowance of $60 and $35, respectively	1,707	1,666
Inventories, net	3,272	4,560
Prepaid expenses and other current assets	294	501
Total current assets	6,229	8,609
Property and equipment, net	933	751
Total assets	$7,162	$9,360
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$953	$577
Accounts payable	1,237	788
Accrued payroll and benefits	677	1,047
Deferred revenue	1,324	2,278
Deferred rent	98	81
Capital lease obligations	88	66
Other current liabilities	383	505
Total current liabilities	4,760	5,342
Long term obligation - line of credit	-	280
Long term obligations - deferred rent	265	341
Long term obligations - capital lease	93	89
Total liabilities	5,118	6,052
Commitments and contingencies	-	-
Shareholders' equity:
Convertible preferred stock of no par value; Authorized - 1,000,000 shares	-	-
Series A - designated 250,000 shares; 0 shares at December 28, 2013 and March 30, 2013 issued and outstanding	-	-
Series B - designated 10,000 shares; 9,997 shares at December 28, 2013 and March 30, 2013 issued and outstanding; (liquidation preference of $2,309)	1,997	1,997
Series C - designated 3,500 shares; 3,424.65 shares at December 28, 2013 and March 30, 2013 issued and outstanding; (liquidation preference of $500)	457	457
Series D - designated 6,000 shares; 5,111.86 shares at December 28, 2013 and no shares at March 30, 2013 issued and outstanding; (liquidation preference of $731)	457	-
Common stock of no par value; Authorized - 40,000,000 shares; 5,181,247 shares at December 28, 2013 and 5,079,747 at March 30, 2013 issued and outstanding	16,125	15,132
Accumulated deficit	(16,992)	(14,278)
Total shareholders' equity	2,044	3,308
Total liabilities and shareholders' equity	$7,162	$9,360

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands except per share data)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net sales	$3,417	$3,946	$10,404	$11,409
Cost of sales	2,130	2,342	6,672	6,892
Gross margin	1,287	1,604	3,732	4,517

Operating expenses:
Engineering	979	1,179	3,040	3,159
Selling, general and administrative	1,066	1,187	3,674	3,703
Restructuring	36	99	360	283
Total operating expenses	2,081	2,465	7,074	7,145

Operating loss	(794)	(861)	(3,342)	(2,628)

Gain on sale of product line	97	-	913	-
Other income	-	-	7	-
Interest expense, net	(21)	(4)	(52)	(6)
Loss before income taxes	(718)	(865)	(2,474)	(2,634)
Provision for income taxes	-	-	2	2
Net loss	$(718)	$(865)	$(2,476)	$(2,636)

Loss per common share – basic	$(0.14)	$(0.17)	$(0.49)	$(0.52)
Loss per common share – diluted	$(0.14)	$(0.17)	$(0.49)	$(0.52)

Weighted average common shares used in per share calculation:
Basic	5,060	5,029	5,057	5,029
Diluted	5,060	5,029	5,057	5,029

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Month Periods Ended
(In thousands)	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net loss	$(2,476)	$(2,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	157
Share based compensation	395	231
Change in deferred rent	(59)	(51)
Change in other assets	-	16
Changes in operating assets and liabilities	457	1,442
Net cash used in operating activities	(1,517)	(841)

Cash flows from investing activities:
Purchases of property and equipment	(262)	(43)
Net cash used in investing activities	(262)	(43)

Cash flows from financing activities:
Payments on capital leases	(60)	-
Proceeds from line of credit	136	975
Proceeds from issuance of preferred stocks, net of issuance costs totaling $41	817	-
Repayments of line of credit	(40)	(35)
Net cash provided by financing activities	853	940

(Decrease) increase in cash and cash-equivalents	(926)	56

Beginning cash and cash-equivalents	1,882	2,365
Ending cash and cash-equivalents	$956	$2,421

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$86	$170

Supplementary disclosure of other cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$52	$6

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

The Company has incurred net losses of $2.5 million in the first nine months of fiscal 2014, which has contributed to an accumulated deficit of $17.0 million at December 28, 2013 and has resulted in the Company using cash in its operations of approximately $1.5 million in the first nine months of fiscal 2014. These matters along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional working capital during the current fiscal year, and reduce the costs and expenses going forward. These actions are described in the following discussion.

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $913,000, of which $816,000 was recorded in the first quarter of fiscal 2014 and $97,000 was recorded in the third quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. Of the remaining $200,000, $50,000 (associated with certain training) was received from Teradyne during July 2013, with the balance received on December 6, 2013 upon the completion of all other deliverables and the removal of a holdback provision. (see Note 4, Gain on Sale of Product Line).

To enable the Company to continue borrowing (subject to certain limitations) during the remainder of fiscal year 2014 and fiscal 2015, the Company, on June 11, 2013, negotiated an extension of the maturity date on its line of credit with Silicon Valley Bank (“SVB”) from October 12, 2012 to April 15, 2015, and increased the maximum advances associated with the Company’s accounts receivable from $2.0 million to $3.0 million. As of December 28, 2013, the maximum borrowing capacity under the line of credit was $1,074,000 of which $121,000 was available. However SVB may terminate or suspend advances under the line of credit if SVB determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay (see Note 10, Line of Credit).

To provide additional working capital for operations, on July 8, 2013 the Company received $817,000 in net cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. (see Note 12, Series D Convertible Voting Perpetual Preferred Stock and Warrants).

To assist with the upfront purchases of inventory required for future product deliveries, the Company has entered into advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2013 these advance payments totaled approximately $2.3 million. In fiscal 2014 the Company has entered into advance payment arrangements totaling $1.3 million, and will seek similar terms with future agreements with this customer, and other customers.

On May 31, 2013 the Company completed the consolidation of its Santa Rosa, California facility into its headquarters in San Ramon, California. The Company expects to save approximately $500,000 annually in facility costs, and the Company expects other operational efficiencies associated with having the majority of the company’s operations at one location.

Management also plans to further improve asset management by continuing to reduce product inventories that are on hand at December 28, 2013. In addition, Management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams. Management will also continue to seek additional working capital through debt or equity financing, but there can be no assurances that such financings will be available and on terms acceptable to the Company.

The Company is currently in negotiations with a large aerospace company for a multiyear design and production bid associated with its Microsource radar filters for military aircraft. The Company has already received a smaller order associated with the work to date on this project, but anticipates receiving the larger multiyear contract within the next few months. The larger multiyear contract is expected to have a favorable impact to the Company’s cash flow from operations, and it is forecasted to begin in the first quarter of fiscal 2015.

The Company continues to invest heavily in the development of, and manufacturing preparations for a new product platform, which is currently projected to begin shipping in the first quarter of fiscal 2015. During fiscal 2014, the Company has experienced delays in the development of this product. If the completion of the product development is delayed further beyond the first quarter of fiscal 2015, the Company would need to further reduce expenses in order to offset the loss of forecasted revenue.

The current year losses and the impacts of recurring losses in prior years have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard based on the current state of negotiations with the large aerospace company discussed above, continued development, manufacturing and marketing efforts of the Company’s new product platform and the material adverse change clause in the Company’s line of credit agreement discussed above. The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2014, ending on March 29, 2014 is a 52 week year, and fiscal year 2013, which ended on March 30, 2013 was a 52 week year. Quarterly periods within each such fiscal year are in most cases 13 weeks as opposed to three calendar months. All references to three month period, nine month period and years in the consolidated financial statements relate to fiscal periods or years rather than three month calendar quarters, nine calendar months or calendar years.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. None of these reclassifications had an effect on the prior periods’ net loss or shareholders’ equity.

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

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review and acceptance.

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

(3)     Inventories

Inventories consisted of the following:

(In thousands)	December 28, 2013	March 30, 2013
Raw materials	$1,452	$2,157
Work-in-progress	1,409	2,049
Finished goods	261	50
Demonstration inventory	150	304
Total	$3,272	$4,560

(4)   Gain on Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne, whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of 913,000, of which $816,000 which was recorded in the first quarter of fiscal 2014 and $97,000 was recorded in the third quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. The Company also earned an additional $50,000 (which was received during July 2013) associated with training of Teradyne employees, which was offset by $34,000 of associated costs. The balance of the consideration ($150,000) was subject to a hold back arrangement until December 31, 2013 to cover certain contingent liabilities, if any, and delivery of certain inventory. During the second quarter of fiscal 2014, the Company delivered to Teradyne all of the associated inventory, totaling $53,000. On December 6, 2013, the Company received the remaining $150,000 along with confirmation from Teradyne that the holdback provisions were removed. As a result, the Company recognized a $97,000 gain (net of the $53,000 in inventory previously delivered to Teradyne) during the quarter ended December 28, 2013.

Net sales for the SCPM product line during the three and nine month periods ended December 28, 2013 were zero and $265,000, respectively. Net sales for the SCPM product line were $606,000 and $1.4 million for the three and nine month periods ended December 29, 2012, respectively.

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

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands except per share data)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net loss	$(718)	$(865)	$(2,476)	$(2,636)

Weighted average:
Common shares outstanding	5,060	5,029	5,057	5,029
Potential common shares	-	-	-	-
Common shares assuming dilution	5,060	5,029	5,057	5,029

Net loss per common share – basic	$(0.14)	$(0.17)	$(0.49)	$(0.52)
Net loss per common share - diluted	$(0.14)	$(0.17)	$(0.49)	$(0.52)
Stock options not included in computation that could potentially dilute EPS in the future	1,751	1,467	1,751	1,467
Restricted stock awards not included in computation that could potentially dilute EPS in the future	122	50	122	50
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,000	1,853	1,000
Warrants not included in computation that could potentially dilute EPS in the future	1,017	849	1,017	849

The number of restricted stock awards, stock options and warrants not included in the computation of diluted loss per share (EPS) for the three and nine month periods ended December 28, 2013 and December 29, 2012 is a result of the Company’s net loss and, therefore, the restricted stock awards, stock options and warrants are anti-dilutive. In addition, of the restricted stock awards, 50,000 shares are considered contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of December 28, 2013 and December 29, 2012. The number of convertible preferred shares not included in the computation of diluted EPS for the three and nine month periods ended December 28, 2013 and December 29, 2012 reflects convertible preferred stock where the assumed proceeds from conversion were greater than the average market price of the common shares and are, therefore, anti-dilutive.

(6)     Share Based Compensation

The Company established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 1,750,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. There are no further options available for granting under the 2000 Stock Option Plan. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of December 28, 2013, no SAR’s have been granted under the option plan. As of December 28, 2013, the total number of shares of common stock available for issuance under the 2005 Equity Incentive Plan was 200,427. All outstanding options have either a five year or a ten year life. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

There were options for 35,000 shares granted in the third quarter of fiscal 2014 and options for 430,750 shares granted in the first nine months of fiscal 2014 with weighted average grant date fair values of $1.05 and $1.09, respectively. There were no options granted in the third quarter of fiscal 2013. There were options for 411,000 shares granted in the first nine months of fiscal 2013 with a weighted average grant date fair value of $0.88.

Included in the total options outstanding at December 28, 2013 are performance-based options for 100,000 shares granted as an inducement to a new employee, which were granted outside of the 2005 Plan. A portion of the options shall vest following the filing of the Company’s Form 10-K for fiscal 2015 provided certain bookings goals are achieved by the Company. No compensation cost was recognized for these stock options during the three or nine month periods ended December 28, 2013 because management believes it is not more than likely than not that the performance criteria will be met.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Nine Month Periods Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Dividend yield	-	-	-	-
Expected volatility	88.38%	-	86.33%	87.73%
Risk-free interest rate	1.37%	-	1.02%	0.53%
Expected term (years)	8.36	-	7.91	6.19

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

A summary of the changes in stock options outstanding for the nine month period ended December 28, 2013 and the year ended March 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,221,312	$1.74	6.7	$3,000
Granted	521,000	1.31
Exercised	-	-
Forfeited / Expired	186,062	1.58
Outstanding at March 30, 2013	1,556,250	$1.62	6.8	$252,000
Granted	430,750	1.32
Exercised	-	-
Forfeited / Expired	236,250	1.72
Outstanding at December 28, 2013	1,750,750	$1.53	7.0	$2,000

Exercisable at December 28, 2013	503,325	$1.83	4.5	$-

At December 28, 2013, expected to vest in the future	814,733	$1.43	8.7	$1,000

As of December 28, 2013, there was $801,000 of total unrecognized compensation cost related to non-vested options and restricted stock granted under the 2005 Plan and outside of the 2005 Plan. That cost is expected to be recognized over a weighted average period of 2.0 years. There were 74,050 options that vested during the quarter ended December 28, 2013. There were 84,050 options that vested during the quarter ended December 29, 2012. The total fair value of options vested during the quarters ended December 28, 2013 and December 29, 2012 was $100,000 and $114,000, respectively. There were 241,025 options that vested during the nine month period ended December 28, 2013. There were 165,925 options that vested during the nine month period ended December 29, 2012. The total fair value of options vested during the nine month periods ended December 28, 2013 and December 29, 2012 was $303,000 and $225,000, respectively. No cash was received from the exercise of stock options for the three or nine month periods ended December 28, 2013 and December 29, 2012, respectively, and related excess tax benefits or deficiencies were not significant. Share based compensation cost for stock options recognized in operating results for the three month periods ended December 28, 2013 and December 29, 2012 totaled $36,000 and $93,000, respectively. Share based compensation cost for stock options recognized in operating results for the nine month periods ended December 28, 2013 and December 29, 2012 totaled $316,000 and $216,000, respectively.

Restricted Stock

The Company granted 71,500 shares of restricted stock during the first nine months of fiscal 2014 to certain members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2014. The weighted average grant date fair value was $1.53. The Company also granted 30,000 shares of unrestricted stock during the first nine months of fiscal 2014 as part of a severance agreement with a former employee. The 30,000 shares did not have a restriction period because they vested immediately on the grant date, but are included in the roll forward schedule of restricted stock below because they were granted under the 2005 Plan. No restricted stock awards were granted in the first nine months of fiscal 2013. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. Compensation cost recognized for the restricted and unrestricted stock awards for the three and nine month periods ending December 28, 2013 totaled $31,000 and $79,000, respectively. Compensation cost recognized for restricted stock awards for the three and nine month periods ended December 29, 2012 totaled $7,000 and $15,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the nine month period ended December 28, 2013 and for the fiscal year ended March 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2012	60,000	$2.40
Granted	50,000	1.18
Forfeited or cancelled	60,000	2.40
Non-vested at March 30, 2013	50,000	$1.18
Granted	101,500	1.53
Vested	30,000	1.53
Forfeited or cancelled	-	-
Non-vested at December 28, 2013	121,500	$1.39

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

The tables below present information at and for the three and nine month periods ended December 28, 2013 and December 29, 2012.

(In thousands)	At Dec. 28, 2013	Three Month Periods Ended December 28, 2013		At Dec. 29, 2012	Three Month Periods Ended December 29, 2012
	Total Assets	Net Sales	Net Income (Loss)	Total Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,341	$1,539	$(1,209)	$6,216	$2,250	$(944)
Microsource	1,821	1,878	491	3,093	1,696	79
Total	$7,162	$3,417	$(718)	$9,309	$3,946	$(865)

(In thousands)	At Dec. 28, 2013	Nine Month Periods Ended December 28, 2013		At Dec. 29, 2012	Nine Month Periods Ended December 29, 2012
	Total Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,341	$5,336	$(2,961)	$6,216	$7,321	$(2,448)
Microsource	1,821	5,068	485	3,093	4,088	(188)
Total	$7,162	$10,404	$(2,476)	$9,309	$11,409	$(2,636)

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

The Company’s tax expense for the three and nine month periods ended December 28, 2013 was zero and $2,000, respectively. The Company’s tax expense for the three and nine month periods ended December 29, 2012 was zero and $2,000, respectively. The effective tax rate for the three and nine month periods ended December 28, 2013 and December 29, 2012 was 0%, which differed from the Federal statutory rate of 34% due to a valuation allowance recorded against the net deferred tax asset balance.

For the nine month period ended December 28, 2013, the Company did not record any unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Condensed Consolidated Balance Sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due.

(9)     Restructuring

The Company took steps to reduce current and future expenses by reducing staff in the first quarter of fiscal 2014, and by combining the operations in Santa Rosa into the San Ramon facility. This physical move was completed on May 31, 2013. Certain employee retention agreements extended through December 2013. Substantially all of the restructuring costs are for the Microsource reportable segment. As of December 28, 2013 the Company had accrued $809,000 related to these restructuring costs, the amount recognized for the three months period ended December 28, 2013 was $36,000, which consisted of $20,000 of retention agreements for employees, $11,000 for the restoration of the Santa Rosa facility, and $5,000 for the preparation of San Ramon facility.

Below is a summary of the total restructuring costs, including amounts recognized during the two previous fiscal years and amounts recognized for the nine months ended December 28, 2013. The company does not anticipate any additional restructuring costs.

Type of cost incurred (In thousands)	Total estimated restructuring cost	Recognized during the fiscal year ended March 31, 2012	Recognized during the fiscal year ended March 30, 2013	Recognized during the Nine Month period ended December 28, 2013
Retention agreements for employees	$571	$31	$367	$173
Preparation of San Ramon facility	59	-	40	19
Training of San Ramon employees	4	-	4	-
Moving expenses	24	-	7	17
Restoration of Santa Rosa facility	151	-	-	151
Total	$809	$31	$418	$360

(10)     Line of Credit

On June 11, 2013 the Company entered into an amendment to the Second Amended Credit Facility (the “New Amended Credit Facility”) with Silicon Valley Bank (the “Bank”). The New Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit, and extending the maturity date. The New Amended Credit Facility, which expires on April 15, 2015, is secured by all assets of the Company and provides for a borrowing capacity equal to 80% of eligible accounts receivable (70% of eligible foreign accounts receivable) on an aggregate basis, up to a maximum $3.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum of $750,000 of cash in excess of its line of credit liability.

The Second Amended Credit Facility and New Amended Credit Facility contain a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year. When the Company is borrowing base eligible, the collateral handling fee is not applicable. Interest accrues on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). Any borrowings under the New Amended Credit Facility can be repaid and such repaid amounts re-borrowed until the maturity date. However the Company is required to instruct its customers to remit payments to a lockbox at the Bank and when the Company is not borrowing base eligible, such payments are applied by the Bank to the line of credit to the extent monies were advanced to the Company based on such specific accounts receivable.  As of December 28, 2013, the Company was not borrowing base eligible, so all of the Company’s outstanding borrowings under the New Amended Credit Facility were $953,000, was classified as current. As of March 30, 2013, the Company was borrowing base eligible, and outstanding borrowings under the Second Amended Credit Facility were $857,000, of which $280,000 was classified as long-term because of management’s ability to refinance the line of credit with the amended facility discussed above, and $577,000 is classified as a current liability because it had been repaid prior to the refinance occurring.

As of December 28, 2013, the maximum borrowing capacity under the Line of Credit was $1,074,000, of which $121,000 was available. However the Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

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

The carrying amounts of the Company’s cash and cash equivalents and line of credit approximate their fair values at each balance sheet date due to the relatively short-term maturity of these financial instruments and/or their variable interest rates.

(12) Series D Convertible Voting Perpetual Preferred Stock and Warrants

On July 8, 2013 the Company received $817,000 in net cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock (Series D Preferred Stock) and a warrant to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share (the “New Warrant”).

Each share of Series D Preferred Stock is initially convertible at the option of the holder into 100 shares of the Company’s common stock. The conversion ratio is subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions. Each share of Series D Preferred Stock has a liquidation preference of $143. If the Company pays a dividend on its common stock prior to January 1, 2014 or on or after January 1, 2014, it would be required to pay a dividend on the Series D Preferred Stock equal to 110% or 100%, respectively, of the cash dividend that would be payable on the number of shares of common stock into which each share of Series D Preferred Stock is then convertible. To date, no dividends have been paid on the Series D Preferred Stock or any other preferred stock. The Series D Preferred Stock generally votes together with the common stock, the Company’s Series B Convertible Voting Perpetual Preferred Stock and the Company’s Series C Convertible Voting Perpetual Preferred Stock on an as-converted to common stock basis, on each matter submitted to the vote or approval of the holders of common stock, and would vote as a separate class with respect to certain actions that adversely affect the rights of the Series D Preferred Stock and on other matters as required by law.

The Company also issued to the Investor the New Warrant to purchase up to 511,186 additional shares of common stock of the Company. The exercise price of the New Warrant is $1.43 per share, subject to anti-dilution adjustments for stock splits, stock dividends, reclassifications and similar events. The New Warrant will expire January 7, 2016.

Under the terms of the SPA, the Company and the Investor agreed to terminate the Investor’s right to acquire 506,219 common shares at $3.30 per share from a previously issued warrant (the “Existing Warrant”) and issue a warrant to purchase 506,219 common shares at $1.43 per share (the “Amended Warrant”). The Amended Warrant was issued in July 2013 and will expire on August 7, 2015, if and to the extent not exercised earlier.

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

The allocation of the $858,000 in gross proceeds from issuance of Series D Preferred Stock based on the relative fair values noted above resulted in an allocation of $498,000 (which was recorded net of $41,000 of issuance costs) to Series D Preferred Stock and $360,000 to Common Stock.  In addition, because the effective conversion rate based on the $498,000 allocated to Series D Preferred Stock was $0.97 per common share which was less than the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date.  The beneficial conversion feature totaled $238,000 and was recorded as a reduction of common stock and an increase to accumulated deficit.

As of December 28, 2013 the Investor’s beneficial ownership is approximately 36.2% of the Company’s common stock, assuming that New Warrant and Amended Warrant are exercised.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the first nine months of fiscal 2014 and fiscal 2013 the Giga-tronics Division had a broad range of customers, both domestic and international, and there were no significant customers.

In the first nine months of fiscal 2014 and fiscal 2013 almost all of the sales for the Microsource business unit were to one large aerospace customer associated with programs for retrofitting radar filter components on existing military aircraft, and radar filter components for new military aircraft being manufactured. The timing of orders and the contractual shipment schedule associated with this customer causes significant differences in orders, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. In September 2013, Microsource received an initial order from a second large aerospace company for design services and a production bid associated with a similar radar filter program and is expecting a multiyear agreement to be finalized within the next few months.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	December 28, 2013	December 29, 2012	% change
Giga-tronics Division	$2,165	$1,935	12%
Microsource	1,315	312	321%
Total	$3,480	$2,247	55%

	Nine Month Periods Ended
(Dollars in thousands)	December 28, 2013	December 29, 2012	% change
Giga-tronics Division	$7,123	$6,217	15%
Microsource	2,232	8,528	(74%)
Total	$9,355	$14,745	(37%)

New orders received in the third quarter of fiscal 2014 increased by 55% to $3.5 million from the $2.2 million received in fiscal 2013. The increase in orders was primarily due to the timing of a large Microsource order for radar filter components from an aerospace company. New orders for the Giga-tronics Division increased primarily due to a $190,000 order for the Company’s new product platform forecasted to ship in the first quarter of fiscal 2015.

New orders received in the first nine months of fiscal 2014 decreased 37% to $9.4 million from the $14.7 million received in the first nine months of fiscal 2013. The decrease in orders was primarily due to the Microsource business unit in the first nine months of fiscal 2013 being awarded approximately $7.4 million in long term contracts from a large aerospace company. The increase in new orders for the Giga-tronics Division in the first nine months of fiscal 2014 was due to orders for the new product platform of $520,000, and an increase in legacy Signal Generator of $388,000 from international customers.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	December 28, 2013	December 29, 2012	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$2,741	$1,169	134%
Microsource	2,607	6,006	(57%)
Total	$5,348	$7,175	(25%)

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$2,741	$1,169	134%
Microsource	2,607	4,977	(48%)
Total	$5,348	$6,146	(13%)

Backlog at the end of the third quarter of fiscal 2014 decreased 25% compared to the end of the same period last year. The decrease in backlog is primarily due to the Microsource business unit’s fulfilling $5.4 million of scheduled shipments over the past year attributable to long term contracts awarded in the first quarter of fiscal 2013. This was partially offset by the Microsource receipt of a $1.1 million follow on order, and an initial order of design services and a production bid for $733,000 from a second aerospace company for radar filters. Backlog for the Giga-tronics Division primarily increased in the third quarter of fiscal 2014 due the orders for new Switch products of $1.0 million, and the orders for the Company’s new product platform of $520,000.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	December 28, 2013	December 29, 2012	% change
Giga-tronics Division	$1,539	$2,250	(32%)
Microsource	1,878	1,696	11%
Total	$3,417	$3,946	(13%)

	Nine Month Periods Ended
(Dollars in thousands)	December 28, 2013	December 29, 2012	% change
Giga-tronics Division	$5,336	$7,321	(27%)
Microsource	5,068	4,088	24%
Total	$10,404	$11,409	(9%)

Net sales in the third quarter of fiscal 2014 were $3.4 million, a 13% decrease from the $3.9 million in fiscal 2013. Sales for the Giga-tronics Division decreased 32% primarily due to a fiscal year 2013 fulfillment of prior year orders for the older SCPM switch. Sales for Microsource increased 11% largely due to revenue associated with the initial order of design services and a production bid from a second aerospace company for radar filters.

Net sales in the first nine months of fiscal 2014 decreased 9% to $10.4 million from $11.4 million in the first nine months of fiscal 2013. Sales for the Giga-tronics Division decreased 27% primarily due to the fiscal year 2013 fulfillment of prior year orders of the older SCPM switch. Sales for Microsource increased 24% largely due to the timing of the contractual shipment schedule associated with long-term contracts from a large aerospace company.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Month Periods Ended
(Dollars in thousands)	December 28, 2013	December 29, 2012	% change
Cost of sales	$2,130	$2,342	(9%)

	Nine Month Periods Ended
(Dollars in thousands)	December 28, 2013	December 29, 2012	% change
Cost of sales	$6,672	$6,892	(3%)

Cost of sales as a percentage of sales increased for the third quarter of fiscal 2014 to 62.3%, compared to 59.4% for the third quarter of fiscal 2013. The increase for the three months ended December 28, 2013 was primarily due to increased sales of the Giga-tronics division’s legacy Signal Generator product that has a higher cost as a percentage of sale price than other Company products. Cost of sales as a percentage of sales also increased for the nine months ended December 28, 2013 to 64.1%, compared to 60.4% for the first nine months of fiscal 2013.  The increase for the nine month period ended December 28, 2013 was primarily due to the product mix of Giga-tronics division sales that saw an increase in the sales of its legacy lower margin Signal Generators in the first nine months of fiscal 2014 when compared to the same period in fiscal 2013.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES

	Three Month Periods Ended
(Dollars in thousands)	December 28, 2013	December 29, 2012	% change
Engineering	$979	$1,179	(17%)
Selling, general and administrative	1,066	1,187	(10%)
Restructuring	36	99	(64%)
Total	$2,081	$2,465	(16%)

	Nine Month Periods Ended
(Dollars in thousands)	December 28, 2013	December 29, 2012	% change
Engineering	$3,040	$3,159	(4%)
Selling, general and administrative	3,674	3,703	(1%)
Restructuring	360	283	27%
Total	$7,074	$7,145	(1%)

Operating expenses decreased 16% or $384,000 in the third quarter of fiscal 2014 over the third quarter of fiscal 2013. The decrease consisted of a $200,000 reduction in engineering due to the timing of material purchases associated with constructing prototype and beta units of our new product platform, $121,000 in selling, general and administrative expenses primarily due to a decrease the Giga-tronics division’s selling related expenses corresponding to the division’s decrease in net sales, and a $63,000 decrease in restructuring expenses as the final expenses associated the May 2013 closure of the Santa Rosa facility were incurred.

Operating expenses decreased 1% or $71,000 in the first nine months of fiscal 2014 over fiscal 2013. The decrease was primarily due to lower engineering compensation expense, as the Company’s Chief Executive Officer assumed the daily management of Engineering following the elimination of a Director level position. Selling, general and administrative expenses remained consistent when comparing the first nine months of fiscal 2014 over 2013. Restructuring expenses increased $77,000 which was primarily due to the Company completing its closure of the Santa Rosa facility in May 2013 and the following restoration costs of the Santa Rosa facility.

The Company is currently spending approximately $1.0 million to $1.1 million in research and development per quarter. The majority of these expenses are associated with the development of the new product platform that is forecasted to start shipping in the first quarter of fiscal 2015. Expenses associated with the development of the new product platform have significantly contributed to the losses thus far in fiscal 2014 and all of fiscal 2013.

In order to reduce its manufacturing and facilities costs, Giga-tronics made the decision during the fourth quarter of fiscal 2012 to consolidate its Santa Rosa, CA operations with those of its facility in San Ramon, CA. The Company announced its intentions to employees in February, 2012 and entered into employment agreements with all key Santa Rosa employees to retain the talent needed to continue shipments during the transition and to help ensure the new operation in San Ramon would run smoothly.

The major types of cost associated with this move and estimates of their respective total costs are shown:

Type of Cost	Estimated Total Expense (In thousands)
Retention agreements for employees	$571
Preparation of San Ramon facility	59
Training of San Ramon Employees	4
Moving expenses	24
Restoration of Santa Rosa facility	151
Total	$809

Of the total estimated expense of $809,000, $36,000 and $360,000 were expensed during the third quarter and first nine months of fiscal 2014 respectively; $418,000 was expensed during fiscal 2013; and $31,000 was expensed during fiscal 2012. The Company vacated its Santa Rosa facility on May 31, 2013 and does not anticipate any additional expenses. The Company expects to save approximately $500,000 annually in facility costs as a result of the consolidation. (see Note 9, Restructuring).

Gain on the sale of product line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne, whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of 913,000, of which $816,000 which was recorded in the first quarter of fiscal 2014 and $97,000 was recorded in the third quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. The Company also earned an additional $50,000 (which was received during July 2013) associated with training of Teradyne employees, which was offset by $34,000 of associated costs. The balance of the consideration ($150,000) was subject to a hold back arrangement until December 31, 2013 to cover certain contingent liabilities, if any, and delivery of certain inventory. During the second quarter of fiscal 2014, the Company delivered to Teradyne all of the associated inventory, totaling $53,000. On December 6, 2013, the Company received the remaining $150,000 along with confirmation from Teradyne that the holdback provisions were removed. As a result, the Company recognized a $97,000 gain (net of the $53,000 in inventory previously delivered to Teradyne) during the quarter ended December 28, 2013.

Net sales for the SCPM product line during the three and nine month periods ended December 28, 2013 were zero and $265,000, respectively. Net sales for the SCPM product line were $606,000 and $1.4 million for the three and nine month periods ended December 29, 2012, respectively.

Financial Condition and Liquidity

As of December 28, 2013, Giga-tronics had $956,000 in cash and cash equivalents, compared to $1.9 million as of March 30, 2013.

Working capital at December 28, 2013 was $1.5 million compared to $3.3 million at March 30, 2013. The decrease in working capital was primarily attributable to the net loss of $2.5 million for the first nine months of fiscal 2014, which was partially offset by $817,000 of cash proceeds from the issuance of preferred stock.

Cash used in operating activities amounted to $1.5 million for the nine month period ended December 28, 2013, compared to cash used in operating activities of $841,000 for the nine month period ended December 29, 2012. Cash used in operating activities during the first nine months of fiscal 2014 was primarily attributed to the net loss of $2.5 million, which was partially offset by the $395,000 in noncash expense for share based compensation and the $308,000 increase in accounts payable. Cash used in operating activities during the first nine months of fiscal 2013 was primarily attributed to the net loss which was partially offset by cash received through advance customer payments which was recorded as deferred revenue.

Additions to property and equipment were $348,000 in the first nine months of fiscal 2014, of which $86,000 were financed through capital leases, compared to $213,000 in the first nine months of fiscal 2013, of which $170,000 were financed through capital leases. The increase in property and equipment in fiscal 2014 was attributable to lease-hold improvements associated with the move of the Microsource manufacturing to the San Ramon facility. The increase in property and equipment in fiscal 2013 was attributable to equipment acquired in connection with new engineering projects.

On June 11, 2013 the Company entered into an amendment to the Second Amended Credit Facility (the “New Amended Credit Facility”) with Silicon Valley Bank (“SVB”). The New Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit, and extending the maturity date. The New Amended Credit Facility, which expires on April 15, 2015, is secured by all assets of the Company and provides for a borrowing capacity equal to 80% of eligible accounts receivable (70% of eligible foreign accounts receivable) on an aggregate basis, up to a maximum $3.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum of $750,000 of cash in excess of its line of credit liability.

As of December 28, 2013, the Company’s outstanding borrowings under the New Amended Credit Facility were $953,000. Management intends to draw upon the New Amended Credit Facility throughout fiscal 2014 to meet cash requirements. As of December 28, 2013, the maximum borrowing capacity under the Line of Credit was $1,074,000, of which $121,000 was available. However SVB may terminate or suspend advances under the line of credit if SVB determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

The Company has incurred net losses of $2.5 million in the first nine months of fiscal 2014, which has contributed to an accumulated deficit of $17.0 million at December 28, 2013 and has resulted in the Company using cash in its operations of approximately $1.5 million in the first nine months of fiscal 2014. These matters along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional working capital during the current fiscal year, and reduce the costs and expenses going forward. These actions are described in the following discussion.

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $913,000, of which $816,000 was recorded in the first quarter of fiscal 2014 and $97,000 was recorded in the third quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. Of the remaining $200,000, $50,000 (associated with certain training) was received from Teradyne during July 2013, with the balance received on December 6, 2013 upon the completion of all other deliverables and the removal of a holdback provision. (see Note 4, Gain on Sale of Product Line).

To enable the Company to continue borrowing (subject to certain limitations) during the remainder of fiscal year 2014 and fiscal 2015, the Company, on June 11, 2013, negotiated an extension of the maturity date on its line of credit from October 12, 2012 to April 15, 2015, and increased the maximum advances associated with the Company’s accounts receivable from $2.0 million to $3.0 million.

To provide additional working capital for operations, on July 8, 2013 the Company received $817,000 in net cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. (see Note 12, Series D Convertible Voting Perpetual Preferred Stock and Warrants).

To assist with the upfront purchases of inventory required for future product deliveries, the Company has entered into advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2013 these advance payments totaled approximately $2.3 million. In fiscal 2014 the Company has entered into advance payment arrangements totaling $1.3 million, and will seek similar terms with future agreements with this customer, and other customers.

On May 31, 2013 the Company completed the consolidation of its Santa Rosa, California facility into its headquarters in San Ramon, California. The Company expects to save approximately $500,000 annually in facility costs, and the Company expects other operational efficiencies associated with having the majority of the company’s operations at one location.

Management also plans to further improve asset management by continuing to reduce product inventories that are on hand at December 28, 2013. In addition, Management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams. Management will also continue to seek additional working capital through debt or equity financing, but there are no assurances that such financings will be available and on terms acceptable to the Company.

The Company is currently in negotiations with a large aerospace company for a multiyear design and production bid associated with its Microsource radar filters for military aircraft. The Company has already received a smaller order associated with the work to date on this project, but anticipates receiving the larger multiyear contract within the next few months. The larger multiyear contract is expected to have a favorable impact to the Company’s cash flow from operations, and it is forecasted to begin in the first quarter of fiscal 2015.

The Company continues to invest heavily in the development of, and manufacturing preparations for a new product platform, which is currently projected to begin shipping in the first quarter of fiscal 2015. During fiscal 2014, the Company has experienced delays in the development of this product. If the completion of the product development is delayed further beyond the first quarter of fiscal 2015, the Company would need to further reduce expenses in order to offset the loss of forecasted revenue.

The current year losses and the impacts of recurring losses in prior years have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard based on the current state of negotiations with the large aerospace company discussed above and continued development, manufacturing and marketing efforts of the Company’s new product platform. The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Other than the material weakness described below, there were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of December 28, 2013, the Company’s internal control over financial reporting was not effective based on the criteria described in the “COSO Internal Control – Integrated Framework 1992” as a material weakness in the Company’s internal control over financial reporting was identified as described below.

The Company determined that it did not have adequate procedures in place to identify and report on a timely basis the impact of certain triggering events in its line of credit arrangement. The lack of these procedures resulted in the delayed financial reporting of the impacts of the triggering events on the balance sheet classification of borrowings under the line of credit as current liabilities rather than long term liabilities and related disclosures regarding the triggering events.

Management has identified the cause of this delayed reporting as a lack of recurring review of contractual arrangements such that the impact from changes in circumstances are timely accounted for and reported. Management has reported the correct accounting and has included disclosures related to the triggering events in its current reporting in this Form 10-Q.

Management will take steps to ensure the appropriate procedures are put in place to regularly review all ongoing contractual arrangements by an individual with adequate knowledge of financial reporting to ensure the financial statements are fairly stated.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of December 28, 2013, Giga-tronics had no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A - RISK FACTORS

There has been no material change to the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	02/07/14	/s/ JOHN R. REGAZZI
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	02/07/14	/s/ STEVEN D. LANCE
Steven D. Lance
Vice President of Finance
Chief Financial Officer & Secretary
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.