Form 10-K
period 2014-03-29
GIGA TRONICS INC
filed 2014-06-24
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2014 ,

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

Yes [ ] No [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 28, 2013 was $6,321,121.

There were a total of 5,181,247 shares of the Registrant’s Common Stock outstanding as of June 16, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2014 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 29, 2014.

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

Giga-tronics was incorporated on March 5, 1980, and Microsource was acquired by Giga-tronics on May 18, 1998.

The combined Company principal executive offices are located at 4650 Norris Canyon Road, San Ramon, California, and its telephone number at that location is (925) 328-4650.

Giga-tronics intends to broaden its product lines and expand its market primarily through internal development of new products.

Industry Segments

The Company manufactures products used in test, measurement and control. The Company has two reporting segments: Giga-tronics Division and Microsource.

Products and Markets

Giga-tronics

The Giga-tronics Division produces signal sources, generators, power measurement and amplification instruments for use in the microwave and radio frequency (RF) range (10 kilohertz (kHz) to 50 gigahertz (GHz)).  Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions.  The end-user markets for these products can be divided into three broad segments:  electronic warfare, radar and commercial telecommunications.  These instruments are used in the design, production, repair and maintenance and calibration of other manufacturers’ products, from discrete components to complex systems.

The Giga-tronics Division also produces switching systems that operate with a bandwidth from direct current (DC) to optical frequencies.  These switch systems may be incorporated within customers’ automated test equipment.  The end-user markets for these products are primarily related to defense, aeronautics, communications, satellite and electronic warfare, commercial aviation and semiconductors.

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

The Company presently holds 31 patents. Some of these are critical to the Company’s ongoing business, and the Company intends to actively maintain them. Capitalized costs relating to these patents were both incurred and fully amortized prior to March 27, 2011. Accordingly, these patents have no recorded value included in the Company’s consolidated financial statements for the fiscal years ended March 29, 2014 (“fiscal 2014”) and March 30, 2013 (“fiscal 2013”).

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

Importance of Limited Number of Customers

The Company is a supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2015. U.S. and international defense-related agencies accounted for 57% and 58% of net sales in fiscal 2014 and 2013, respectively. Commercial business accounted for the remaining 43% and 42% of net sales in fiscal 2014 and fiscal 2013, respectively.

At the Giga-tronics Division, U.S. defense agencies and their prime contractors accounted for 25% and 40% of net sales in fiscal 2014 and fiscal 2013, respectively. Microsource reported 96% and 91% of net sales to U.S. defense agencies and their prime contractors during fiscal 2014 and year 2013, respectively.

During fiscal 2014, one customer accounted for 39% of the Company’s consolidated revenues and was included in the Microsource reporting segment. A second customer accounted for 16% of the Company’s consolidated revenues during fiscal 2014 and was included in the Giga-tronics Division reporting segment.

During fiscal 2013, one customer accounted for 30% of the Company’s consolidated revenues and was included in the Microsource reporting segment. A second customer accounted for 12% of the Company’s consolidated revenues during fiscal 2013 and was included in the Giga-tronics Division reporting segment.

In management’s opinion, the Company could experience a material adverse effect on its financial stability if there was a significant loss of either its defense or commercial customers.

The Company’s products are largely capital investments for its customers, and the Company’s belief is that its customers have economic cycles in which capital investment budgets for the kinds of products that the Company produces expand and contract. The Company, therefore, expects that a major customer in one year will often not be a major customer in the following year. Accordingly, the Company’s net sales and earnings will decline if the Company is unable to find new customers or increase its business with other existing customers to replace declining net sales from the previous year’s major customers. A substantial decline in net sales to U.S. government defense agencies and their prime contractors would also have a material adverse effect on the Company’s net sales and results of operations unless replaced by net sales in the commercial sector.

Backlog of Orders

On March 29, 2014, the Company’s backlog of unfilled orders was approximately $6.7 million compared to approximately $7.3 million at March 30, 2013. As of March 29, 2014, there were approximately $1.2 million of orders scheduled for shipment beyond one year. As of March 30, 2013, there were approximately $638,000 of orders scheduled for shipment beyond one year. Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single quarter may not be indicative of sales for any period.

Backlog includes only those customer orders for which a delivery schedule has been agreed upon between the Company and the customer and, in the case of U.S. government orders, for which funding has been appropriated.

Competition

Giga-tronics serves the broad market for electronic instrumentation with applications ranging from the design, test, calibration and maintenance of other electronic devices to providing sophisticated components for complex electronic systems to sub-systems capable of sorting and identifying high frequency signals.  These applications cut across the military, commercial and industrial segments of the broader market.  The Company has a variety of competitors.  Several of its competitors such as Agilent/Keysight, Anritsu and Rohde & Schwarz are much larger than the Company and have greater resources in research and development and manufacturing with substantially broader product lines and channels.  Others are of comparable size or have small product divisions with more limited product lines, such as EADS, VTI, Elcom, Aeroflex and Herley.

To compete effectively in this circumstance, the Company (a) places strong emphasis on maintaining a high degree of technical competence as it relates to the development of new products and the upgrading of existing products in less competitive growth areas, (b) is highly selective in establishing technological objectives and (c) focuses sales and marketing activities in areas that are weakly served or underserved. The Company does not attempt to compete ‘across the board’, but selectively based upon its particular strengths, the competitors’ perceived limitations, the customer’s needs and market opportunities.

The Company is able to compete by offering differentiated products that meet a customer’s particular specification requirements in high value niches; by being able to present the correct product functionality at a high quality level, and by configuring its core platforms to fit the application need.  All of these advantages are attributable to the Company’s continuing investment in platform research and development and in a highly trained engineering staff.

When the opportunity involves custom solutions, satisfying the customer’s specific requirements assumes greater importance and the Company has more flexibility in making modifications and enhancements than its larger and more structured competitors.

Sales and Marketing

Giga-tronics and Microsource market their products through various independent distributors and representatives to commercial and government customers for its instrument products but sell primarily direct on its switch and component products, although not necessarily through the same distributors and representatives.

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products. In fiscal 2014 and fiscal 2013, product development expenses totaled approximately $3.9 million and $4.3 million including non-recurring engineering (NRE) costs, respectively.

Activities included the development of new products and the improvement of existing products. It is management’s intention to maintain product development at levels required to sustain its competitive position. The Company’s product development activities are funded internally, or through outside equity investment and debt. Product development activities are expensed as incurred.

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

Manufacturing

The assembly and testing of Giga-tronics Division and Microsource’s products are done at its San Ramon facility.

Environment

To the best of its knowledge, the Company is in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 29, 2014, Giga-tronics employed 76 individuals on a full-time basis compared to 90 as of March 30, 2013. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

The Company sells to its international customers through a network of foreign technical sales representative organizations. All transactions between the Company and its international customers are in U.S. dollars.

Geographic Distribution of Net Sales
(Dollars in thousands)	2014	2013	2014	2013
Domestic	$11,832	$11,260	88.9%	79.0%
International	1,477	2,927	11.1%	21.0%
Total	$13,309	$14,187	100.0%	100.0%

See Item 8, footnote 8 of the consolidated financial statements for further breakdown of international sales for the last two years.

ITEM 1A. RISK FACTORS

Future liquidity is uncertain

The Company incurred net losses of $3.7 million in fiscal 2014, and $4.2 million in fiscal 2013. These losses have contributed to an accumulated deficit of $18.3 million at March 29, 2014, and have resulted in the Company using cash in its operations of $2.5 million in fiscal 2014. These matters, along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

In fiscal 2014 and 2013 the Company invested heavily in the development of a new Giga-tronics Division product platform. The Company anticipates long-term revenue growth and improved gross margins from the new product platform, but delays in completing it have contributed to the losses of the Company. The new product platform is currently forecasted to start shipping in the second quarter of fiscal 2015, but further delays could cause additional losses.

To help fund operations, the Company relies on advances under its line of credit with Silicon Valley Bank (“SVB”). However the SVB may terminate or suspend advances under the line of credit if SVB determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay. (see Note 15, Line of Credit).

To address this matter, the Company’s management has taken several actions to address liquidity concerns during fiscal 2014, and reduce the costs and expenses going forward. These actions are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements (Note 2, Going Concern and Management’s Plan).

Management believes that through the actions described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements (Note 2, Going Concern and Management’s Plan), the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard.

Delivery of new products in development

The Company continues to invest heavily in the development of a new product platform forecasted to start shipping in the second quarter of fiscal 2015. The Company anticipates long-term revenue growth and improved gross margins from the new product platform. No assurances can be made that the new product platform will be delivered to customers in the second quarter of fiscal 2015 or that there will be sufficient market acceptance of it.

Ability to stay listed for trading on The Nasdaq Capital Market

On February 12, 2014, the Company received a notification letter from The NASDAQ Stock Market (“NASDAQ”) advising the Company of its failure to comply with the required minimum of $2.5 million in shareholders’ equity for continued listing on The Nasdaq Capital Market, pursuant to NASDAQ listing rule 5550(b)(1). The Company fell below the minimum requirement with reported shareholders’ equity of $2.0 million in its Form 10-Q for the quarterly period ended December 28, 2013.

NASDAQ stated in the February 12, 2014 letter that under the NASDAQ listing rules the Company had 45 calendar days to submit a plan to regain compliance. The Company submitted a plan on March 31, 2014. On April 10, 2014, the Company received a notification letter from NASDAQ advising the Company that an extension to August 11, 2014, had been granted to take the steps necessary to regain compliance with NASDAQ listing rule 5550(b)(1) and promptly thereafter to file a report describing the transaction or event enabling the company to satisfy the applicable requirement for continued listing.

There can be no assurance that the Company’s plans to comply with the required minimum of $2.5 million in shareholders’ equity will be successful by August 11, 2014. If the Company’s Common Stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its Common Stock would be traded on the Over-the-Counter Bulletin Board on or about the same day.

The market price of the Company’s Common Stock may be adversely affected if it ceases to be listed for trading on the Nasdaq Capital Market.

Giga-tronics’ sales are substantially dependent on the defense industry

Giga-tronics has a significant number of defense-related orders. If the defense market demand decreases, actual shipments could be less than projected shipments with a resulting decline in sales. The Company’s product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and the Company’s ability to collect amounts due under these orders. If any of these events occur, actual shipments could be lower than projected shipments and revenues could decline.

Giga-tronics’ markets involve rapidly changing technology and standards

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. Giga-tronics believes that its future success will depend in part upon its ability to develop and commercialize its existing products, and in part to develop, manufacture and successfully introduce new products and product lines with improved capabilities and to continue to enhance existing products. There can be no assurance that Giga-tronics will successfully complete the development of current or future products, or that such products will achieve market acceptance. The inability to develop new products in a timely manner could have a material adverse impact on operating performance and liquidity.

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

Giga-tronics’ competition has greater resources

The Company’s instrument, switch, oscillator and synthesizer products compete with Agilent/Keysight, Anritsu, EADS, Aeroflex and Rohde & Schwarz. Many of these companies have substantially greater research and development, manufacturing, marketing, financial, and technological personnel and managerial resources than Giga-tronics. These resources also make these competitors better able to withstand difficult market conditions than the Company. There can be no assurance that any products developed by the competitors will not gain greater market acceptance than any developed by Giga-tronics.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Giga-tronics’ principal executive office and the marketing, sales and engineering offices and manufacturing facilities are located in approximately 47,300 square feet in San Ramon, California, which the Company occupies under a lease agreement expiring December 31, 2016.

The Company believes that its facilities are adequate for its business activities.

ITEM 3. LEGAL PROCEEDINGS

As of March 29, 2014, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Giga-tronics’ common stock is traded on the Nasdaq Capital Market using the symbol ‘GIGA’. The number of record holders of the Company’s common stock as of March 29, 2014 was approximately 1,500. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2014	High	Low	2013	High	Low
First Quarter	(4/1 - 6/30)	$1.79	$1.37	(4/1 - 6/30)	$1.21	$0.92
Second Quarter	(7/1 - 9/28)	1.44	1.22	(7/1 - 9/29)	1.80	1.01
Third Quarter	(9/29 - 12/28)	1.24	0.90	(9/30 - 12/29)	1.75	1.25
Fourth Quarter	(12/29 - 3/29)	1.55	0.92	(12/30 - 3/30)	1.71	1.32

On February 12, 2014, the “Company received a notification letter from The NASDAQ Stock Market (“NASDAQ”) advising the Company of its failure to comply with the required minimum of $2.5 million in shareholders’ equity for continued listing on The Nasdaq Capital Market, pursuant to NASDAQ listing rule 5550(b)(1). The Company fell below the minimum requirement with reported shareholders’ equity of $2.0 million in its Form 10-Q for the quarterly period ended December 28, 2013.

NASDAQ stated in the February 12, 2014 letter that under the NASDAQ listing rules the Company had 45 calendar days to submit a plan to regain compliance. The Company submitted a plan on March 31, 2014. On April 10, 2014, the Company received a notification letter from NASDAQ advising the Company that an extension to August 11, 2014, had been granted to take the steps necessary to regain compliance with NASDAQ listing rule 5550(b)(1) and promptly thereafter to file a report describing the transaction or event enabling the company to satisfy the applicable requirement for continued listing.

As of March 29, 2014, the Company’s shareholders’ equity was $877,000. There can be no assurance that the Company’s plans to comply with the required minimum of $2.5 million in shareholders’ equity will be successful by August 11, 2014. If the Company’s Common Stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its Common Stock would be traded on the Over-the-Counter Bulletin Board on or about the same day.

The market price of the Company’s Common Stock may be adversely affected if it ceases to be listed for trading on the Nasdaq Capital Market.

Giga-tronics has not paid cash dividends in the past and has no current plans to do so in the future, believing the best use of its available capital is in the enhancement of its product position.

In fiscal year 2014 Giga-tronics issued 5,111.86 shares of Series D convertible preferred stock at no par value to Alara Capital AVI II, LLC (“Alara”) for $143 per share and a warrant to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share in private transactions not registered with the Commission. It also issued warrants for up to 300,000 shares of common stock at an exercise price of $1.42 per share in connection with debt financing provided by Partners for Growth IV, L.P. in a private transaction without registration. All such transactions were previously reported in current reports on Form 8-K.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 29, 2014.

Equity Compensation Plan Information
	No. of securities to be issued upon exercise of outstanding options, stock awards, warrants and rights (1)	Weighted average exercise price of outstanding options, stock awards, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,575,250	$1.5200	711,427
Equity compensation plans not approved by security holders - options	235,000	$1.1100	n/a
Equity compensation plans not approved by security holders	50,000	$0.0000	n/a
Total	1,860,250	$1.4300	711,427

(1)	Includes 189,000 shares issuable under the 2000 Stock Option Plan, 1,386,250 shares issuable under the 2005 Equity Incentive Plan, 285,000 shares issuable outside of the 2005 Equity Incentive Plan.

Issuer Repurchases

The Company did not repurchase any of its equity securities during the fiscal year ended March 29, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K., the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. The Company has two reporting segments: Giga-tronics Division and Microsource.

The Giga-tronics Division produces signal sources, generators, power measurement and amplification instruments for use in the microwave and radio frequency (RF) range (10 kilohertz (kHz) to 50 gigahertz (GHz)).  Within each product line are a number of different models and options allowing customers to select frequency range and specialized capabilities, features and functions.  The end-user markets for these products can be divided into three broad segments:  electronic warfare, radar and commercial telecommunications.  These instruments are used in the design, production, repair and maintenance and calibration of other manufacturers’ products, from discrete components to complex systems.

The Giga-tronics Division also produces switching systems that operate with a bandwidth from direct current (DC) to optical frequencies.  These switch systems may be incorporated in customers’ automated test equipment.  The end-user markets for these products are primarily related to defense, aeronautics, communications, satellite and electronic warfare, commercial aviation and semiconductors.

The Microsource segment develops and manufactures a broad line of YIG tuned oscillators, filters, filter components, and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments or devices. The end-user markets for these products are primarily related to defense and commercial aerospace.

In fiscal 2014 and fiscal 2013 almost all of the sales for Microsource were to one large aerospace customer associated with programs for retrofitting radar filter components on existing military aircraft, and radar filter components for new military aircraft being manufactured. The timing of orders and the contractual shipment schedule associated with this customer cause significant differences in orders, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another.

A second large aerospace company has engaged Microsource for design services and a production bid associated with a similar radar filter program. On August 13, 2013 Microsource received an initial order for $733,000, on May 6, 2014 a follow on order of $659,000 was received, and then on May 20, 2014 the complete order for an additional $5.5 million was received. The total orders for the design and production bid for the associated program is $6.9 million. The Company anticipates the associated multi-year production agreement to be for approximately $10.0 million and for it to finalize in calendar 2014. No assurances can be given that the parties will agree on the final multi-year production agreement, or what the actual terms will be. (see Note 20, Subsequent Events)

In fiscal 2014 the Company saw a continuation of substantial losses as legacy Giga-tronics Division products sales and gross margins decreased, while the Company continued to invest heavily in the development of a new Giga-tronics Division product platform. The Company anticipates long-term revenue growth and improved gross margins from the new product platform, but delays in completing it have contributed to the existence of substantial doubt about the Company’s ability to continue as a going concern.

In fiscal 2014 the Microsource business unit completed its move from Santa Rosa, California, to the Company’s headquarters in San Ramon, California. Microsource maintained all defense and manufacturing related certifications during the move and increased revenue shipments by 25% in fiscal 2014 when compared to fiscal 2013. Microsource also started working with a second large aerospace company on another radar filter program, and finalized the total $6.9 million design and production bid on May 20, 2014. (see Note 20, Subsequent Events)

Since March 2013 the Company has raised additional capital and generated liquidity to support the ongoing development of a new Giga-tronics Division product platform by selling a product line, issuing equity in the Company, increasing its debt, and cutting costs. The Company’s management will continue to look at all these strategies in fiscal 2015 in order to complete development of the new product design, market introduction and volume production.

Results of Operations

New orders by reporting segment are as follows for the fiscal years ended:

NEW ORDERS					% change
			2014		2013
			vs.		vs.
(Dollars in thousands)	2014	2013	2013		2012
Giga-tronics Division	$8,684	$9,013	(4.0%	)	(20.0% )
Microsource	4,947	8,679	(43.0%	)	334.0%
Total	$13,631	$17,692	(23.0%	)	33.0%

New orders received in fiscal 2014 decreased 23% to $13.6 million from the $17.7 million received in fiscal 2013. The decrease in orders was primarily due to Microsource’s receipt in fiscal 2013 of $8.2 million in long term contracts from a large aerospace company. In fiscal 2014 Microsource received annual extensions of these contracts totaling $4.0 million, and an initial $733,000 order from a second large aerospace company for design services and a production bid associated with a similar radar filter program. The decrease in new orders for the Giga-tronics Division in fiscal 2014 was primarily due to the sale of the SCPM product line to Teradyne in April 2013 (see Note 6, Gain on Sale of Product).

New orders received in fiscal 2013 increased 33% to $17.7 million from the $13.3 million received in fiscal 2012. The increase was primarily due to Microsource’s receipt in fiscal 2013 of $8.2 million in long term contracts from a large aerospace company compared to $1.6 million in fiscal 2012. This was partially offset by a $2.2 million decrease in Giga-tronics Division defense orders, primarily from a decrease of switch modules associated with the older SCPM product line that was sold to Teradyne in April 2013 (see Note 6, Gain on Sale of Product).

The following table shows order backlog and related information at fiscal year-end:

Backlog			% change
			2014		2013
			vs.		vs.
(Dollars in thousands)	2014	2013	2013		2012
Backlog of unfilled orders	$6,669	$7,344	(9%	)	91%
Backlog of unfilled orders shippable within one year	5,438	6,706	(19%	)	75%
Long term backlog reclassified during year as shippable within one year	931	2,162	(57%	)	31%

The decreases in backlog at the end of fiscal 2014 when compared to fiscal 2013 are primarily due to the Microsource business unit’s fulfilling $6.1 million of scheduled shipments over the past year attributable to long term contracts awarded in fiscal 2013. This was partially offset by the Microsource business unit’s receipt in fiscal 2014 of $4.0 million follow on orders, and an initial order of design services and a production bid for $733,000 from a second aerospace company for radar filters.

The increase in backlog at year-end 2013 of 91% was primarily due to the Microsource business unit’s receipt of long term contracts from a large aerospace company.

The allocation of net sales by reporting segment was as follows for the fiscal years shown:

Allocation of Net Sales			% change
			2014		2013
			vs.		vs.
(Dollars in thousands)	2014	2013	2013		2012
Giga-tronics Division	$7,290	$9,385	(22%	)	(11% )
Microsource	6,019	4,802	25%		84%
Total	$13,309	$14,187	(6%	)	8%

Net sales in fiscal 2014 were $13.3 million, a 6% decrease from $14.2 million in fiscal 2013. Sales for the Giga-tronics Division decreased 22%, or $2.1 million, primarily due to a decrease in SCPM switch product sales as a result of the sale of this product line during fiscal 2014 (see Note 6, Gain on Sale of Product). Sales for the Microsource business unit increased 25%, or $1.2 million, largely due to the contractual timing of shipments associated with long-term contracts from a large aerospace company.

Net sales in fiscal 2013 were $14.2 million, an 8% increase from $13.1 million in fiscal 2012. The Microsource business unit’s sales increased 84%, or $2.2 million, primarily due to increased defense sales caused by the fulfillment of radar filter component orders. Sales at Giga-tronics Division decreased 11%, or $1.1 million, primarily due to lower defense sales caused by the SG VXI product end of life program in fiscal 2012.

The allocation of cost of sales by reporting segment was as follows for the fiscal years shown:

Cost of Sales			% change
			2014	2013
			vs.	vs.
(Dollars in thousands)	2014	2013	2013	2012
Giga-tronics Division	$5,093	$5,727	(11%)	(18%)
Microsource	3,718	2,983	25%	0%
Total	$8,811	$8,710	1%	(13%)

Cost of sales as a percentage of sales increased in fiscal 2014 to 66.2%, compared to 61.4% for fiscal 2013.  The increase in fiscal 2014 was primarily due to the change in product mix of Giga-tronics Division, which saw an increase in the sales of lower margin legacy products in fiscal 2014 when compared to fiscal 2013.

In fiscal 2013 cost of sales as a percentage of sales decreased to 61.4%, compared to 76.2% for fiscal 2012. The decrease is primarily due to a $1.5 million excess and obsolete inventory reserve charge in fiscal 2012.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses			% change
			2014	2013
			vs.	vs.
(Dollars in thousands)	2014	2013	2013	2012
Engineering	$3,897	$4,282	(9%)	48%
Selling, general and administrative	4,809	4,976	(3%)	(18%)
Restructuring	331	418	(21%)	1248%
Total	$9,037	$9,676	(7%)	8%

Operating expenses decreased 7%, or $639,000, in fiscal 2014 compared to fiscal 2013. Engineering expenses decreased $385,000 during fiscal 2014 when compared to fiscal 2013, the decrease is primarily due to some engineers being assigned to a Microsource nonrecurring engineering project that is recorded as cost of sales. Selling, general and administrative expenses decreased $167,000 in fiscal 2014 when compared to fiscal 2013, primarily due to reductions in personnel. Restructuring expenses decreased $87,000 in fiscal 2014 when compared to fiscal 2013, primarily due to the Company’s completion of its closure of the Santa Rosa facility in May 2013.

The Company is currently spending approximately $1.0 million to $1.1 million in research and development per quarter. The majority of these expenses are associated with the development of the new product platform that experienced delays and is currently forecasted to begin shipping in the second quarter of fiscal 2015. Expenses associated with the development of the new product platform have significantly contributed to the losses in fiscal 2014 and fiscal 2013.

In order to reduce its manufacturing and facilities costs, Giga-tronics made the decision during the fourth quarter of fiscal 2012 to consolidate its Santa Rosa, CA operations with those of its facility in San Ramon, CA. The Company announced its intentions to employees in February 2012, and entered into employment agreements with all key Santa Rosa employees to retain the talent needed to continue shipments during the transition and to help ensure the new operation in San Ramon would run smoothly.

The major types of costs associated with this move and estimates of their respective totals were as follows:

Type of cost (In thousands)
Retention agreements for employees	$542
Preparation of San Ramon facility	59
Training of San Ramon employees	4
Moving expenses	24
Clean-up of Santa Rosa facility	151
Total	$780

Of the total estimated expense of $780,000, $331,000 was expensed during fiscal 2014; $418,000 was expensed during fiscal 2013; and $31,000 was expensed during fiscal 2012. The Company vacated its Santa Rosa facility on May 31, 2013 and does not anticipate any additional expenses.

Gain on the Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne, whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $913,000. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. The Company also earned an additional $50,000 associated with training of Teradyne employees, which was offset by $34,000 of associated costs. The balance of the consideration ($150,000) was subject to a hold back arrangement until December 31, 2013 to cover certain contingencies and the requirement to deliver certain inventory. During fiscal 2014, the Company delivered to Teradyne all of the associated inventory, totaling $53,000. On December 6, 2013, the Company received the remaining $150,000 along with confirmation from Teradyne that the holdback provisions were removed. Net sales for the SCPM product line during fiscal 2014 and fiscal 2013 were $265,000 and $1.7 million, respectively.

Net Interest Expense

Net interest expense in fiscal 2014 was $106,000, an increase of $90,000 over fiscal 2013 and was primarily due to borrowings under the SVB line of credit. In order to support operations during the last seven months of fiscal 2014 the Company borrowed on substantially all eligible receivables under the Line of Credit.

Giga-tronics recorded a pre-tax loss of $3.7 million for fiscal 2014 versus pre-tax loss of $4.2 million for fiscal 2013. The lower pre-tax loss in fiscal 2014 compared to fiscal 2013 was primarily due to lower operating expenses and the gain on the sale of the SCPM product line discussed above, which was partially offset by a decline in gross margin.

Net Inventories

Inventories consisted of the following:

Net Inventories			% change
			2014
	March 29,	March 30,	vs.
(Dollars in thousands)	2014	2013	2013
Raw materials	$1,501	$2,157	(30%)
Work-in-progress	1,400	2,049	(32%)
Finished goods	353	50	606%
Demonstration inventory	67	304	(78%)
Total	$3,321	$4,560	(27%)

Net inventories decreased by $1.2 million from March 30, 2013 to March 29, 2014. The decrease was primarily due to the sale of lower margin legacy products, or demonstration inventory, and a reduction of raw materials on hand supporting the Giga-tronics manufacturing production line.

Financial Condition and Liquidity

As of March 29, 2014, Giga-tronics had $1.1 million in cash and cash-equivalents, compared to $1.9 million as of March 30, 2013.

Working capital at the end of fiscal year 2014 was $1.0 million as compared to $3.2 million at the end of fiscal year 2013.

The current ratio (current assets divided by current liabilities) at March 29, 2014 was 1.17 as compared to 1.60 at March 30, 2013. The decrease in working capital was primarily attributable to the net loss of $3.7 million for fiscal 2014, which was partially offset by $817,000 of cash proceeds from the issuance of preferred stock.

Cash used in operating activities amounted to $2.5 million in fiscal 2014 and $1.6 million in fiscal 2013. Cash used in fiscal year 2014 operating activities was primarily attributed to the net loss of $3.7 million for the year, which was partially offset by a $1.2 million decrease in inventories. Cash used in fiscal year 2013 operating activities was primarily attributed to the net loss of $4.2 million for the year, which was partially offset by a $2.3 million increase in deferred revenue associated with progress billings for completed contract milestones prior to final delivery of the finished product.

Additions to property and equipment were $482,000 in fiscal 2014, of which $254,000 were related to capital lease obligations, compared to $349,000 in fiscal 2013, of which $170,000 were related to capital lease obligations. The increase in property and equipment in fiscal 2014 was primarily attributable to leasehold improvements associated with the move of the Microsource business unit’s manufacturing to the San Ramon facility. The increase in property and equipment in fiscal 2013 was primarily attributable to test equipment needed to prepare a manufacturing line for the new Giga-tronics product platform.

Cash provided by financing activities in fiscal year 2014 was $2.1 million, primarily due to $1.0 million in proceeds from a term loan with Partners For Growth IV, L.P. (“PFG”), $817,000 in net proceeds from the issuance of Series D convertible preferred stock, and $308,000 of net proceeds from the Company’s line of credit with Silicon Valley Bank (“SVB”). Cash provided by financing activities in fiscal year 2013 of $1.3 million was primarily due to $857,000 in net proceeds from the Company’s line of credit with SVB, and $457,000 in net proceeds from the issuance of Series C convertible preferred stock.

On March 13, 2014 the Company entered into a three year, $2.0 million term loan agreement with PFG under which the Company received $1.0 million on March 14, 2014. Pursuant to the agreement, the Company may borrow an additional $1.0 million following the Company’s achievement of certain performance milestones which includes achieving $7.5 million in net sales during the first half of fiscal 2015 and two consecutive quarters of net income greater than zero during fiscal 2015. The PFG loan agreement provides for a fixed interest rate of 9.75% and requires monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the SVB position described in Note 15, and limits borrowing under the SVB credit line limit to $3.0 million. The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due.

The loan agreement also provided for the issuance of warrants convertible into 300,000 shares of the Company’s common stock, of which 180,000 were exercisable upon receipt of the First Draw and 120,000 would be exercisable if the Second Draw is funded. Each warrant issued under the loan agreement has a term of five years and an exercise price of $1.42 which is equal to the average NASDAQ closing price of the Company’s common stock for the ten trading days prior to the First Draw. The number of shares exercisable under the warrant agreements is subject to downward adjustment from 180,000 to 155,000 and from 120,000 to 95,000 if the Company achieves in fiscal 2015 net sales of at least $18.0 million and net income of at least $1.0 million.

In the event of any acquisition or other change in control of the Company, future public issuance of Company securities, liquidation (or substantially similar event) of the Company, or expiration of the warrants, the warrants associated with the First Draw can be exchanged for $150,000 in cash and the warrants associated with the Second Draw can be exchanged for $100,000 in cash. The Company has no plans for public offering, so the cash out date is estimated to be the expiration date unless warrants are exercised before then. Due to the fixed payment amount on the expiration date, the warrant structure in substance is a debt arrangement (Warrant Debt) with a zero interest rate, a fixed maturity date and a feature that makes the debt convertible to common stock. For accounting purposes, the conversion feature is bifurcated and accounted for separately from the host debt instrument as a derivative liability measured at fair value which resulted in an initial carrying value of $128,000.

The proceeds from the First Draw were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $822,000 and $178,000, respectively. The conversion feature is bifurcated from the Warrant Debt and recorded at fair value resulting in a remaining carrying value of $50,000 associated with the Warrant Debt. The resulting discounts of $178,000 and $100,000, respectively, will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. (See Note 16, Term Loan).

On June 11, 2013 the Company entered into an amendment to the Second Amended Credit Facility (the “New Amended Credit Facility”) with SVB. The New Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit, and extending the maturity date. The New Amended Credit Facility, which expires on April 15, 2015, is secured by all assets of the Company and provides for a borrowing capacity equal to 80% of eligible accounts receivable (70% of eligible foreign accounts receivable) on an aggregate basis, up to a maximum $3.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum of $750,000 of cash in excess of its line of credit liability.

As of March 29, 2014, the Company’s outstanding borrowings under the New Amended Credit Facility were $1.2 million. Management intends to draw upon the New Amended Credit Facility throughout fiscal 2015 to meet projected cash requirements. As of March 29, 2014, the line of credit was at its maximum borrowing capacity. SVB may terminate or suspend advances under the line of credit if SVB determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

The Company has incurred net losses of $3.7 million in fiscal 2014, and $4.2 million in fiscal 2013. These losses have contributed to an accumulated deficit of $18.3 million at March 29, 2014, and have resulted in the Company using cash in its operations of $2.5 million in fiscal 2014.

In fiscal 2014 and 2013 the Company invested heavily in the development of a new Giga-tronics Division product platform. The Company anticipates long-term revenue growth and improved gross margins from the new product platform, but delays in completing it have contributed significantly to the losses of the Company. The new product platform is forecasted to start shipping in the second quarter of fiscal 2015, but further delays could cause additional losses.

To help fund operations, the Company relies on advances under the line of credit with Silicon Valley Bank. However the Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay. (see Note 15, Line of Credit). As of March 29, 2014, the line of credit was at its maximum borrowing capacity.

These matters, along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity during fiscal 2014, and reduce costs and expenses going forward. These actions are described in the following paragraph.

●

On March 13, 2014 the Company entered into a three year, $2.0 million term loan agreement with PFG under which the Company received $1.0 million on March 14, 2014. Pursuant to the agreement, the Company may borrow an additional $1.0 million following the Company’s achievement of certain performance milestones which includes achieving $7.5 million in net sales during the first half of fiscal 2015 and two consecutive quarters of net income greater than zero during fiscal 2015. The PFG loan agreement provides for a fixed interest rate of 9.75% and requires monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the SVB position described in Note 15, and limits borrowing under the SVB credit line limit to $3.0 million. The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. (see Note 16, Term Loan).

On June 16, 2014 the Company amended the term loan agreement with PFG creating a $500,000 revolving line of credit that the Company drew $500,000. (see note 20, Subsequent Events).

●

On July 8, 2013 the Company received $817,000 in net cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. (see Note 19, Series D Convertible Voting Perpetual Preferred Stock and Warrants).

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into an advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2014 the Company entered into advance payment arrangements totaling $1.3 million, and will seek similar terms in future agreements with this customer, and other customers.

●

A second large aerospace company has engaged Microsource for design services and a production bid associated with a similar radar filter program. On August 13, 2013 Microsource received an initial order for $733,000, on May 6, 2014 a follow on order of $659,000 was received, and then on May 20, 2014 the complete order for an additional $5.5 million was received. The total orders for the design and production bid for the associated program is $6.9 million. The Company anticipates the associated multi-year production agreement to be for approximately $10.0 million and for it to finalize in calendar 2014. No assurances can be given that the parties will agree on the final multi-year production agreement, or what the actual terms will be. (see Note 20, Subsequent Events)

Management also plans to further improve asset management by continuing to reduce product inventories that are on hand at March 29, 2014. In addition, management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

Management will also continue to seek additional working capital through debt, equity financing or possible product line sales, but there are no assurances that such financings or sales will be available at all, or on terms acceptable to the Company.

The current year losses and the impacts of recurring losses in prior years have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard based on uncertainties with respect to the continued development, manufacturing and marketing efforts of the Company’s new product platform and the material adverse change clause in the Company’s line of credit agreement discussed above. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

Contractual Obligations

The Company leases its facility under an operating lease that expires in December 2016 and leases certain equipment under operating leases. Total future minimum lease payments under these leases amount to approximately $2.0 million.

The Company leases equipment under capital leases that expire through September 2018. The future minimum lease payments under these leases are approximately $245,000.

The Company is committed to pay the PFG loan with a maturity date of March 2017. Future payments under this loan consist of $1.0 million in principal and $175,000 in interest.

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 29, 2014, total non–cancelable purchase orders were approximately $2.1 million through fiscal 2015 and are scheduled to be delivered to the Company at various dates through March 2015.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and the results of operations are based upon the consolidated financial statements included in this report and the data used to prepare them. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make judgments, estimates and assumptions in the course of such preparation. The Summary of Significant Accounting Policies included with the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, the Company re-evaluates its judgments, estimates and assumptions, including those related to revenue recognition, product warranties, accounts receivable and allowance for doubtful accounts, valuation of inventories, income taxes and valuation allowance on deferred tax assets, and share based compensation. The Company bases its judgment and estimates on historical experience, knowledge of current conditions, and its beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Management of Giga-tronics has identified the following as the Company’s critical accounting policies:

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

Accounts Receivable and Allowance for Doubtful Accounts

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

Share Based Compensation

The Company has a stock incentive plan that provides for the issuance of stock options and restricted stock to employees and directors. The Company calculates share based compensation expense for stock options using a Black-Scholes-Merton option pricing model and records the fair value of stock option and restricted stock awards expected to vest over the requisite service period. In so doing, the Company makes certain key assumptions in making estimates used in the model. The Company believes the estimates used, which are presented in Note 1 of Notes to Consolidated Financial Statements, are appropriate and reasonable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 29, 2014	March 30, 2013
Assets
Current assets:
Cash and cash-equivalents	$1,059	$1,882
Trade accounts receivable, net of allowance of $44 and $35, respectively	1,846	1,666
Inventories, net	3,321	4,560
Prepaid expenses and other current assets	349	442
Total current assets	6,575	8,550
Property and equipment, net	949	751
Other long term-assets	69	59
Total assets	$7,593	$9,360
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$1,165	$577
Current portion of long term debt	200	-
Accounts payable	1,430	788
Accrued payroll and benefits	755	1,047
Deferred revenue	1,329	2,278
Deferred rent	104	81
Capital lease obligations	147	66
Other current liabilities	472	505
Total current liabilities	5,602	5,342
Long term obligation - line of credit	-	280
Long term loan and warrant debt, net of discounts	672	-
Derivative liability, at estimated fair value	128	-
Long term obligations - deferred rent	237	341
Long term obligations - capital lease	77	89
Total liabilities	6,716	6,052
Commitments and contingencies	-	-
Shareholders' equity:
Convertible preferred stock of no par value;
Authorized - 1,000,000 shares
Series A - designated 250,000 shares; no shares at March 29, 2014 and March 30, 2013 issued and outstanding	-	-
Series B - designated 10,000 shares; 9,997 shares at March 29, 2014 and March 30, 2013 issued and outstanding; (liquidation preference of $2,309)	1,997	1,997
Series C - designated 3,500 shares; 3,424.65 shares at March 29, 2014 and March 30, 2013 issued and outstanding; (liquidation preference of $500)	457	457
Series D - designated 6,000 shares; 5,111.86 shares at March 29, 2014 and no shares at March 30, 2013 issued and outstanding; (liquidation preference of $731)	457	-
Common stock of no par value; Authorized - 40,000,000 shares; 5,181,247 shares at March 29, 2014 and 5,079,747 at March 30, 2013 issued and outstanding	16,224	15,132
Accumulated deficit	(18,258)	(14,278)
Total shareholders' equity	877	3,308
Total liabilities and shareholders' equity	$7,593	$9,360

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except per-share data)	March 29, 2014	March 30, 2013
Net sales	$13,309	$14,187
Cost of sales	8,811	8,710
Gross margin	4,498	5,477

Operating expenses:
Engineering	3,897	4,282
Selling, general and administrative	4,809	4,976
Restructuring	331	418
Total operating expenses	9,037	9,676

Operating loss	(4,539)	(4,199)

Gain on sale of product line	913	-
Other income (loss)	(8)	11
Interest expense, net	(106)	(16)
Loss before income taxes	(3,740)	(4,204)
Provision for income taxes	2	2
Net loss	$(3,742)	$(4,206)

Loss per common share – basic	$(0.74)	$(0.84)
Loss per common share – diluted	$(0.74)	$(0.84)

Weighted average common shares used in per share calculation:
Basic	5,058	5,030
Diluted	5,058	5,030

 See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 31, 2012	9,997	1,997	5,079,747	14,822	(10,072)	6,747
Net loss					(4,206)	(4,206)
Share based compensation	-	-	-	310	-	310
Series C preferred stock issuance, net of offering costs of $43	3,425	457	-	-	-	457
Balance at March 30, 2013	13,422	$2,454	5,079,747	$15,132	$(14,278)	$3,308
Net loss					(3,742)	(3,742)
Restricted stock granted			71,500	-		-
Stock granted without restrictions			30,000	-		-
Share based compensation	-	-	-	494	-	494
Series D preferred stock issuance, net of offering costs of $41	5,112	457	-	598	(238)	817
Balance at March 29, 2014	18,534	$2,911	5,181,247	$16,224	$(18,258)	$877

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(3,742)	$(4,206)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	284	209
Share based compensation	494	310
Change in deferred rent	(81)	(70)
Changes in operating assets and liabilities:
Trade accounts receivable	(180)	(396)
Inventories	1,239	140
Prepaid expenses and other assets	83	(157)
Accounts payable	642	175
Accrued payroll and benefits	(292)	308
Deferred revenue	(949)	2,271
Other current liabilities	(33)	(152)
Net cash used in operating activities	(2,535)	(1,568)

Cash flows from investing activities:
Purchases of property and equipment	(228)	(179)
Net cash used in investing activities	(228)	(179)

Cash flows from financing activities:
Payments on capital leases	(185)	(50)
Proceeds from line of credit	5,917	1,552
Proceeds from issuance of term debt	1,000	-
Repayments of line of credit	(5,609)	(695)
Proceeds from issuance of preferred stock, net of stock offering costs of $41 and $43	817	457
Net cash provided by financing activities	1,940	1,264

Decrease in cash and cash-equivalents	(823)	(483)

Beginning cash and cash-equivalents	1,882	2,365
Ending cash and cash-equivalents	$1,059	$1,882

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	106	17

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$254	$170

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1     Summary of Significant Accounting Policies

The Company The accompanying consolidated financial statements include the accounts of Giga-tronics Incorporated (“Giga-tronics”) and its wholly-owned subsidiary, Microsource Incorporated (“Microsource”), collectively the “Company”. The Company’s corporate office and manufacturing facilities are located in San Ramon, California. Giga-tronics and its subsidiary company design, manufacture and market a broad line of test and measurement equipment used in the development, test, and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems, and automatic testing systems. The Company also manufactures and markets a line of test, measurement, and handling equipment used in the manufacturing of semiconductor devices. The Company’s products are sold worldwide to customers in the test and measurement and semiconductor industries. The Company currently has no foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar, and all non-U.S. sales are made in U.S. dollars.

Principles of Consolidation The consolidated financial statements include the accounts of Giga-tronics and its wholly- owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for doubtful accounts, inventory reserves, warranty reserves, share-based compensation, income taxes, and warrant derivative liability are particularly subject to change.

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2014, ended on March 29, 2014 resulting in a 52 week year. Fiscal year 2013, ended on March 30, 2013 also resulting in a 52 week year. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

Reclassifications   Certain reclassifications, none of which affected the prior year’s net loss or shareholders’ equity, have been made to prior year balances in order to conform to the current year presentation.

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

On certain contracts with several of the Company’s significant customers the Company receives payments in advance of manufacturing. Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above has been met.

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

The activity in the reserve account is as follows for the years ending March 29, 2014 and March 30, 2013:

(Dollars in thousands)	March 29, 2014	March 30, 2013
Beginning balance	$35	$96
Provisions (reversals of previous provisions) for doubtful accounts	22	(53)
Write-off of doubtful accounts	(13)	(8)
Ending balance	$44	$35

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

Inventories Inventories are stated at the lower of cost or fair value using full absorption and standard costing. Cost is determined on a first-in, first-out basis. Standard costing and overhead allocation rates are reviewed by management periodically, but not less than annually. Overhead rates are recorded to inventory based on capacity management expects for the period the inventory will be held. Reserves are recorded within cost of sales for impaired or obsolete inventory when the cost of inventory exceeds its estimated fair value. Management evaluates the need for inventory reserves based on its estimate of the amount realizable through projected sales including an evaluation of whether a product is reaching the end of its life cycle. When inventory is discarded it is written off against the inventory reserve, as inventory generally has already been fully reserved for at the time it is discarded.

Research and Development Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on the Company’s behalf and indirect costs are expensed as operating expenses when incurred. Research and development costs totaled approximately $3.9 million and $4.3 million for the years ended March 29, 2014 and March 30, 2013, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 29, 2014 and March 30, 2013, management believes there has been no impairment of the Company’s long-lived assets.

Derivatives The Company accounts for free standing derivatives and embedded derivatives required to be bifurcated and accounted for on a stand-alone basis at estimated fair value. Changes in fair value are reported in earnings as other income or loss.

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

Product Development Costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other product development costs are charged to operations as incurred. There were no capitalized pre-production costs included in other assets as of March 29, 2014 or March 30, 2013.

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

Share-based Compensation The Company has established the 2005 Equity Incentive Plan, which provides for the granting of options for up to 2,250,000 shares of Common Stock. The Company records share-based compensation expense for the fair value of all stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the statements of cash flows. These excess tax benefits were not significant for the Company for the fiscal years ended March 29, 2014 or March 30, 2013.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of Giga-tronics’ share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants. The risk free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected dividend yield was not considered in the option pricing formula since the Company has not paid dividends and has no current plans to do so in the future.

The fair value of restricted stock awards is based on the fair value of the underlying shares at the date of the grant. Management makes estimates regarding pre-vesting forfeitures that will impact timing of compensation expense recognized for stock option and restricted stock awards.

Earnings or Loss Per Common Share Basic earnings or loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. Anti-dilutive options are not included in the computation of diluted earnings per share. Non-vested shares of restricted stock have nonforfeitable dividend rights and are considered participating securities for the purpose of calculating basic and diluted earnings per share under the two-class method.

Comprehensive Income or Loss   There are no items of comprehensive income or loss other than net income or loss.

Financial Instruments and Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist of cash, cash-equivalents and trade accounts receivable. The Company’s cash-equivalents consist of overnight deposits with federally insured financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security. At March 29, 2014, three customers combined accounted for 65% of consolidated gross accounts receivable primarily due to the timing of the receivables. At March 30, 2013, three customers combined accounted for 59% of consolidated gross accounts receivable primarily due to the timing of the receivables

Fair Value of Financial Instruments and Fair Value Measurements   The Company’s financial instruments consist principally of cash and cash-equivalents, line of credit, term debt, warrant liability and warrant derivative liability. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date (Level 1), significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data (Level 2), or significant unobservable inputs reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability (Level 3), depending on the nature of the item being valued.

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3) at March 29, 2014 and resulted in the carrying amount approximating fair value due to the fact that the agreement was entered into near the balance sheet date. The fair value of the bifurcated conversion feature represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).  The Company had no assets or liabilities measured at fair value on a non-recurring basis, nor were there any transfers between Level 1 and Level 2 of the fair value hierarchy.

Adoption of New Accounting Standards In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a position thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition since the Company was already accounting for unrecognized tax benefits in a manner that is consistent with this standard.

2     Going Concern and Management’s Plan

The Company has incurred net losses of $3.7 million in fiscal 2014, and $4.2 million in fiscal 2013. These losses have contributed to an accumulated deficit of $18.3 million at March 29, 2014, and have resulted in the Company using cash in its operations of $2.5 million in fiscal 2014.

In fiscal 2014 and 2013 the Company invested heavily in the development of a new Giga-tronics Division product platform. The Company anticipates long-term revenue growth and improved gross margins from the new product platform, but delays in completing it have contributed significantly to the losses of the Company. The new product platform is forecasted to start shipping in the second quarter of fiscal 2015, but further delays could cause additional losses.

To help fund operations, the Company relies on advances under the line of credit with Silicon Valley Bank (“SVB” or “the Bank”). However the Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay. (see Note 15, Line of Credit). As of March 29, 2014, the line of credit was at its maximum borrowing capacity.

These matters, along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity during fiscal 2014, and reduce costs and expenses going forward. These actions are described in the following paragraph.

●

On March 13, 2014 the Company entered into a three year, $2.0 million term loan agreement with Partners For Growth IV, L.P. (“PFG”) under which the Company received $1.0 million on March 14, 2014. Pursuant to the agreement, the Company may borrow an additional $1.0 million following the Company’s achievement of certain performance milestones which includes achieving $7.5 million in net sales during the first half of fiscal 2015 and two consecutive quarters of net income greater than zero during fiscal 2015. The PFG loan agreement provides for a fixed interest rate of 9.75% and requires monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the SVB position described in Note 15, and limits borrowing under the SVB credit line limit to $3.0 million. The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. (see Note 16, Term Loan).

On June 16 the Company amended the term loan agreement with PFG creating a $500,000 revolving line of credit that the Company drew $500,000. (see Note 20, Subsequent Events).

●

On July 8, 2013 the Company received $817,000 in net cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”). Under a Securities Purchase Agreement (“SPA”), the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock and warrants to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. (see Note 19, Series D Convertible Voting Perpetual Preferred Stock and Warrants).

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into an advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2014 the Company entered into advance payment arrangements totaling $1.3 million, and will seek similar terms in future agreements with this customer, and other customers.

●

A second large aerospace company has engaged Microsource for design services and a production bid associated with a similar radar filter program. On August 13, 2013 Microsource received an initial order for $733,000, on May 6, 2014 a follow on order of $659,000 was received, and then on May 20, 2014 the complete order for an additional $5.5 million was received. The total orders for the design and production bid for the associated program is $6.9 million. The Company anticipates the associated multi-year production agreement to be for approximately $10.0 million and for it to finalize in calendar 2014. No assurances can be given that the parties will agree on the final multi-year production agreement, or what the actual terms will be. (see Note 20, Subsequent Events)

Management also plans to further improve asset management by continuing to reduce product inventories that are on hand at March 29, 2014. In addition, management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

Management will also continue to seek additional working capital through debt, equity financing or possible product line sales, but there are no assurances that such financings or sales will be available at all, or on terms acceptable to the Company.

The current year losses and the impacts of recurring losses in prior years have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard based on uncertainties with respect to the continued development, manufacturing and marketing efforts of the Company’s new product platform and the material adverse change clause in the Company’s line of credit agreement discussed above. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

3     Cash and Cash-Equivalents

Cash and cash-equivalents of $1.1 million and $1.9 million at March 29, 2014 and March 30, 2013, respectively, consisted of demand deposits with a financial institution that is a member of the Federal Deposit Insurance Corporation (FDIC). At March 29, 2014, $929,000 of the Company’s demand deposits exceeded FDIC insurance limits.

4     Inventories

Inventories, net of reserves, consisted of the following:

(Dollars in thousands)	March 29, 2014	March 30, 2013
Raw materials	$1,501	$2,157
Work-in-progress	1,400	2,049
Finished goods	353	50
Demonstration inventory	67	304
Total	$3,321	$4,560

5     Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

(Dollars in thousands)	March 29, 2014	March 30, 2013
Leasehold improvements	$327	608
Machinery and equipment	3,848	12,889
Computer and software	388	2,729
Furniture and office equipment	325	786
Vehicles	15	23
Construction in progress	227	101
	5,130	17,136
Less: accumulated depreciation and amortization	(4,181)	(16,385)
Total	$949	$751

During the year ended March 29, 2014, fully depreciated equipment was disposed of in connection with the relocation of the Microsource business unit from Santa Rosa to San Ramon.  In addition management decided in the current year to effectively retire fully depreciated assets that were held by the Company but were no longer of use with no prospect of return to use.  These factors, combined with disposals of assets in the ordinary course of business resulted in the removal of approximately $12.5 million of assets and accumulated depreciation in the table above.  As these assets were fully depreciated, there was no impact on net loss as a result of the action to consider these assets as retired.

6     Gain on Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (Teradyne), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $913,000 during fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. The Company also earned an additional $50,000 associated with training of Teradyne employees, which was offset by $34,000 of associated costs. The balance of the consideration ($150,000) was subject to a hold back arrangement until December 31, 2013 to cover certain contingencies and the requirement to deliver certain inventory. During fiscal 2014, the Company delivered to Teradyne all of the associated inventory, totaling $53,000. On December 6, 2013, the Company received the remaining $150,000 along with confirmation from Teradyne that the holdback provisions were removed. Net sales for the SCPM product line during fiscal 2014 and fiscal 2013 were $265,000 and $1.7 million, respectively.

7     Selling and Advertising Expenses

Selling expenses consist primarily of commissions paid to various sales representatives and marketing agencies. Commission expense totaled $196,000 and $386,000 for fiscal 2014 and 2013, respectively. Advertising costs, which are expensed as incurred, totaled $14,000 and $23,000 for fiscal 2014 and 2013, respectively.

8     Significant Customers and Industry Segment Information

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

The Company's reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different accounting systems. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income by operating segment. The tables below present information for the fiscal years ended in 2014 and 2013.

March 29, 2014 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$7,290	$6,019	$13,309
Interest expense, net	(106)	-	(106)
Depreciation and amortization	251	33	284
Capital expenditures	482	-	482
Loss before income taxes	(3,531)	(209)	(3,740)
Assets	5,442	2,151	7,593

March 30, 2013 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$9,385	$4,802	$14,187
Interest expense, net	(16)	-	(16)
Depreciation and amortization	162	47	209
Capital expenditures	349	-	349
Loss before income taxes	(3,693)	(511)	(4,204)
Assets	6,234	3,126	9,360

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers. In fiscal 2014 and 2013, U.S. government and U.S. defense-related customers accounted for 57% and 58% of sales, respectively. During fiscal 2014, one customer accounted for 39% of the Company’s consolidated revenues at March 29, 2014 and was included in the Microsource segment. A second customer accounted for 16% of the Company’s consolidated revenues at March 29, 2014 and was included in the Giga-tronics Division. During fiscal 2013, one customer accounted for 30% of the Company’s consolidated revenues at March 30, 2013 and was included in the Microsource segment. A second customer accounted for 12% of the Company’s consolidated revenues at March 30, 2013 and was included in the Giga-tronics Division.

Export sales accounted for 11% and 21% of the Company’s sales in fiscal 2014 and 2013, respectively. Export sales by geographical area for these fiscal years are shown below:

(Dollars in thousands)	March 29, 2014	March 30, 2013
Americas	$169	$213
Europe	661	579
Asia	507	1,597
Rest of world	140	538
Total	$1,477	$2,927

9     Loss per Common Share

Net loss and common shares used in per share computations for the fiscal years ended March 29, 2014 and March 30, 2013 are as follows:

(In thousands except per-share data)	March 29, 2014	March 30, 2013
Net loss	$(3,742)	$(4,206)

Weighted average:
Common shares outstanding	5,058	5,030
Potential common shares	-	-
Common shares assuming dilution	5,058	5,030

Loss per common share - basic	$(0.74)	$(0.84)
Loss per common share - diluted	$(0.74)	$(0.84)
Stock options not included in computation that could potentially dilute EPS in the future	1,739	1,556
Restricted stock awards not included in computation that could potentially dilute EPS in the future	122	50
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,342
Warrants not included in computation that could potentially dilute EPS in the future	1,317	506

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the fiscal years ended March 29, 2014 and March 30, 2013 is a result of the Company’s net loss and, therefore, the effect of these instrument would be anti-dilutive.

10     Income Taxes

Following are the components of the provision for income taxes:

Fiscal years ended (In thousands)	March 29, 2014	March 30, 2013
Current
Federal	$-	$-
State	2	2
Total current	2	2

Deferred
Federal	(568)	(1,460)
State	(330)	(198)
Total deferred	(898)	(1,658)

Change in liability for uncertain tax positions	1,579	799
Change in valuation allowance	(681)	859
Provision for income taxes	$2	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Fiscal years ended (In thousands)	March 29, 2014	March 30, 2013
Net operating loss carryforwards	$14,300	$12,666
Income tax credits	143	802
Inventory reserves and additional costs capitalized	2,051	2,363
Accrued vacation	129	142
Deferred rent	136	168
Non-qualified stock options and restricted stock	211	159
Other	114	103
Total deferred tax assets	17,084	16,403

Valuation allowance	(17,084)	(16,403)
Net deferred tax assets	$-	$-

Fiscal years ended (In thousands except percentages)	March 29, 2014		March 30, 2013
Statutory federal income tax (benefit)	$(1,256)	34.0%	$(1,429)	34.0%
Valuation allowance	681	(18.4)	859	(20.4)
State income tax, net of federal benefit	(216)	5.8	(245)	5.8
Net operating loss expiration	-	-	48	(1.1)
Non tax-deductible expenses	132	(3.6)	97	(2.3)
(Write-off) generation of tax credit carryovers	2,238	(60.6)	(148)	3.5
Liability for uncertain tax positions	(1,579)	42.8	799	(19.0)
Other	2	(0.1)	21	(0.5)
Effective income tax	$2	(0.1)%	$2	(0.0)%

The increase in valuation allowance from March 30, 2013 to March 31, 2014 was $681,000.

As of March 30, 2014, the Company had pre-tax federal net operating loss carryforwards of $36.6 million and state net operating loss carryforwards of $31.8 million available to reduce future taxable income. The federal and state net operating loss carryforwards begin to expire from fiscal 2022 through 2034 and from 2014 through 2034, respectively. Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382. The federal income tax credits begin to expire from 2021 through 2034 and state income tax credit carryforwards are carried forward indefinitely.

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

As of March 30, 2014, the Company recorded unrecognized tax benefits of $70,000 related to uncertain tax positions. The unrecognized tax benefit is netted against the noncurrent deferred tax asset on the Consolidated Balance Sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

The Company files U.S federal and California state income tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2011 for federal purposes and fiscal year 2010 for California purposes, except in certain limited circumstances. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes or penalties are due. However, as a result of the ongoing examination, the Company eliminated certain income tax credit carryovers.  The write-off of these income tax credit carryovers had no impact on total income tax expense as the majority had an uncertain tax position reserve with the balance having a full valuation allowance against the deferred tax asset.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(In thousands)	Fiscal Year 2014	Fiscal Year 2013
Balance as of beginning of year	$1,649	$850
Additions based on current year tax positions	-	56
(Reductions) additions for prior year tax positions	(1,579)	743
Balance as of end of year	$70	$1,649

The total amount of interest and penalties related to unrecognized tax benefits at March 29, 2014 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within next twelve (12) months.

11     Share-based Compensation and Employee Benefit Plans

Share-based Compensation The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,250,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 29, 2014, no SAR’s have been granted under the option plan. As of March 29, 2014, the total number of shares of common stock available for issuance is 711,427. All outstanding options have either a five year or a ten year life.

The weighted average grant date fair value of stock options granted during the fiscal years ended March 29, 2014 and March 30, 2013 was $1.07 and $0.98, respectively, and was calculated using the following weighted-average assumptions:

Fiscal years ended	March 29, 2014	March 30, 2013
Dividend yield	-	-
Expected volatility	86%	89%
Risk-free interest rate	1.02%	0.59%
Expected term (years)	7.91	6.61

A summary of the changes in stock options outstanding for the fiscal years ended March 29, 2014 and March 30, 2013 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
(Dollars in thousands)	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 31, 2012	1,221,312	$1.74	6.7	$3
Granted	521,000	1.31
Exercised	-	-
Forfeited / Expired	186,062	1.58
Outstanding at March 30, 2013	1,556,250	$1.62	6.8	$252
Granted	430,750	1.32
Exercised	-	-
Forfeited / Expired	248,250	1.72
Outstanding at March 29, 2014	1,738,750	$1.53	6.8	$113

Exercisable at March 29, 2014	548,825	$1.80	4.6	$17

At March 29, 2014, expected to vest in the future	925,460	$1.21	3.5	$74

As of March 29, 2014, there was $732,000 of total unrecognized compensation cost related to non-vested options and restricted stock granted under the 2005 Plan and outside of the 2005 Plan. That cost is expected to be recognized over a weighted average period of 3.63 years and will be adjusted for subsequent changes in estimated forfeitures. There were 320,525 and 208,425 options vested during the fiscal years ended March 29, 2014 and March 30, 2013 respectively. The total fair value of options vested during the fiscal years ended March 29, 2014 and March 30, 2013 was $365,000 and $275,000, respectively. No cash was received from the exercise of stock options during fiscal 2014 and 2013. Share based compensation cost recognized in operating results for the fiscal years ended March 29, 2014 and March 30, 2013 totaled $310,000 and $295,000, respectively.

Included in the total options outstanding at March 29, 2014 are performance-based options for 100,000 shares granted, which were granted outside of the 2005 Plan. A portion of the options shall vest following the filing of the Company’s Form 10-K for fiscal 2015 provided certain bookings goals are achieved by the Company. No compensation cost was recognized for these stock options during fiscal 2014 because management believes it is not more than likely than not that the performance criteria will be met.

During the year ended March 29, 2014, the vesting for 40,000 options was accelerated in connection with a termination agreement with a former employee. This modification did not result in any incremental compensation expense, however $7,000 of stock-based compensation expense was accelerated and recognized during the year ended March 29, 2014.

Restricted Stock

The Company granted 71,500 shares of restricted stock during fiscal 2014 to certain members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2014. The weighted average grant date fair value was $1.53. The Company also granted 30,000 shares of unrestricted stock during 2014 as part of a severance agreement with a former employee. The 30,000 shares did not have a restriction period because they vested immediately on the grant date, but are included in the roll forward schedule of restricted stock below because they were granted under the 2005 Plan. The Company granted 50,000 shares of restricted stock outside the 2005 Plan in fiscal 2013. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. Compensation cost recognized for restricted stock awards for 2014 and 2013 totaled $184,000 and $15,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the fiscal years ended March 29, 2014 and March 30, 2013 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Non-vested at March 31, 2012	60,000	$2.40
Granted	50,000	1.18
Forfeited or cancelled	60,000	2.40
Non-vested at March 30, 2013	50,000	$1.18
Granted	101,500	1.53
Vested	30,000	1.53
Forfeited or cancelled	-	-
Non-vested at March 29, 2014	121,500	$1.39

401(k) Plans The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans for up to 100% of their defined compensation. The Company matches a percentage of the participant’s contributions in accordance with the plan. Participants vest ratably in Company contributions over a four-year period. Company contributions to the plans for fiscal 2014 and 2013 were approximately $44,000 and $47,000, respectively.

12     Commitments

The Company leases a 47,300 square foot facility located in San Ramon, California that expires in December 31, 2016. The Company leased a 33,400 square foot facility located in Santa Rosa, California, under a lease that expired May 31, 2013. The Company did not extend the Santa Rosa lease and vacated the facility on May 31, 2013. All of the Company’s operations are in the San Ramon facility as of March 29, 2014.

The Company also leases other equipment under operating leases.

Total future minimum lease payments under these leases amount to approximately $1,975,000 and are as follows.

Fiscal year (Dollars in thousands)
2015	$775
2016	677
2017	523
2018	-
Thereafter	-
Total	$1,975

The aggregate rental expense was $630,000 and $1,009,000 in fiscal 2014 and 2013, respectively.

The Company leases equipment under capital leases that expire through September 2018. Capital leases with costs totaling $456,000 and $201,000 are reported net of accumulated depreciation of $91,000 and $34,000 at March 29, 2014 and March 30, 2013, respectively.

Total future minimum lease payments under these leases amount to approximately $245,000 and are as follows.

Fiscal year (Dollars in thousands)	Principal	Interest	Total
2015	$147	$12	$159
2016	53	7	60
2017	9	1	10
2018	9	1	10
2019	6	-	6
Total	$224	$21	$245

The Company is committed to repay the PFG loan with a maturity date of March 2017. The future payments under this loan, consisting of $1.0 million in principal and $175,000 in interest, are as follows as of March 29, 2014.

Fiscal year (Dollars in thousands)	Principal	Interest	Total
2015	$200	$94	$294
2016	400	60	460
2017	400	21	421
Total	$1,000	$175	$1,175

The future payments reflected in the table above do not include the $500,000 borrowed by the Company on June 16, 2014 that is discussed Note 20, Subsequent Events, and is due in March 2017.

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 29, 2014, total non–cancelable purchase orders were approximately $2,118,000 through fiscal 2015 and are scheduled to be delivered to the Company at various dates through March 2015.

13     Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(Dollars in thousands)	March 29, 2014	March 30, 2013
Balance at beginning of year	$114	$210
Provision, net	(5)	(5)
Warranty costs incurred	(48)	(91)
Balance at end of year	$61	$114

14     Restructuring

The Company took steps to reduce current and future expenses by reducing staff and by combining the operations in Santa Rosa into the San Ramon facility. This physical move was completed on May 31, 2013. Certain employee retention agreements were extended through December 2013. Substantially all of the restructuring costs are for the Microsource reportable segment. As of March 29, 2014 the Company had expensed $780,000 related to these restructuring costs.

Below is a summary of the total restructuring costs, including amounts recognized during the two previous fiscal years and amounts recognized for the twelve months ended March 29, 2014. The company does not anticipate any additional restructuring costs.

	Total	Recognized	Recognized	Recognized
	estimated	during the	during the	during the
Type of cost incurred	restructuring	fiscal year ended	fiscal year ended	fiscal year ended
(In thousands)	cost	March 31, 2012	March 30, 2013	March 29, 2014
Retention agreements for employees	$542	$31	$367	$144
Restoration of Santa Rosa facility	151	-	-	151
Preparation of San Ramon facility	59	-	40	19
Moving expenses	24	-	7	17
Training of San Ramon employees	4	-	4	-
Total	$780	$31	$418	$331

15     Line of Credit

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

The Second Amended Credit Facility and New Amended Credit Facility contain a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year. When the Company is borrowing base eligible, the collateral handling fee is not applicable. Interest accrues on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). When the Company is borrowing base eligible, any borrowings under the New Amended Credit Facility can be repaid and such repaid amounts re-borrowed until the maturity date. When the Company is not borrowing base eligible, advances are made on the New Amended Credit facility on individual accounts receivable and the Company is required to instruct its customers to remit payments to a lockbox at the Bank and when the Company is not borrowing base eligible, such payments are applied by the Bank to the line of credit to the extent monies were advanced to the Company based on such specific accounts receivable.  As of March 29, 2014, the Company was not borrowing base eligible and, as a result, all of the Company’s outstanding borrowings under the New Amended Credit Facility of $1.2 million are classified as a current liability. As of March 30, 2013, the Company was borrowing base eligible, and outstanding borrowings under the Second Amended Credit Facility were $857,000, of which $280,000 was classified as long-term because of management’s ability to refinance the line of credit with the amended facility discussed above, and $577,000 was classified as a current liability because it had been repaid prior to the refinance occurring.

As of March 29, 2014, the maximum borrowing capacity under the Line of Credit was $1.2 million, of which no additional amount was available. The Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

On June 16, 2014 the Company amended the term loan agreement with PFG creating a $500,000 revolving line of credit on which the Company drew $500,000. (see Note 20, Subsequent Events).

16       Term Loan and Warrants

On March 13, 2014 the Company entered into a three year, $2.0 million term loan agreement with PFG under which the Company received $1.0 million on March 14, 2014. Pursuant to the agreement, the Company would have been able to borrow an additional $1.0 million following the Company’s achievement of certain performance milestones which includes achieving $7.5 million in net sales during the first half of fiscal 2015 and two consecutive quarters of net income greater than zero during fiscal 2015, however with the amendment discussed in Note 20, Subsequent Events, an additional $500,000 was borrowed and the amount potentially available for the Company to borrow if the performance criteria are met was reduced to $500,000. The PFG loan agreement provides for a fixed interest rate of 9.75% and requires monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the SVB position described in Note 15, and limits borrowing under the SVB credit line limit to $3.0 million. The Company paid a loan fee of $30,000 for the first draw and is required to pay a loan fee of $10,000 upon receipt of the second draw. The initial $30,000 loan fee is recorded within prepaid expenses and will be amortized to interest expense over the three-year term of the PFG loan.

The future payments under this loan, consisting of $1.0 million in principal and $175,000 in interest, were as follows as of March 29, 2014.

Fiscal year (Dollars in thousands)	Principal	Interest	Total
2015	$200	$94	$294
2016	400	60	460
2017	400	21	421
Total	$1,000	$175	$1,175

The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due.

The loan agreement also provided for the issuance of warrants convertible into 300,000 shares of the Company’s common stock, of which 180,000 were exercisable upon receipt of the first draw, 80,000 became exercisable in connection with the June 16, 2014 amendment discussed in Note 20, Subsequent Events, and 40,000 would become exercisable if the remaining $500,000 is funded. Each warrant issued under the loan agreement has a term of five years and an exercise price of $1.42 which is equal to the average NASDAQ closing price of the Company’s common stock for the ten trading days prior to the first draw. The number of shares exercisable under the warrant agreements are subject to downward adjustment from 180,000 to 155,000, 80,000 to 67,500 and 40,000 to 27,500, respectively, if the Company achieves in fiscal 2015 net sales of at least $18.0 million and net income of at least $1.0 million.

If the warrants are not exercised before expiration on March 13, 2019, the warrants associated with the first draw would be settled for $150,000 in cash, the warrants associated with the June 16, 2014 amendment would be settled for $67,000 in cash and the warrants that would be issued if the additional $500,000 is funded would be settled for $33,000 in cash. The warrants could be settled for cash at an earlier date in the event of any acquisition or other change in control of the Company, future public issuance of Company securities or liquidation (or substantially similar event) of the Company. The Company currently has no plans for any of the aforementioned events, and as a result, the cash payment date is estimated to be the expiration date unless warrants are exercised before then. Due to the fixed payment amount on the expiration date, the warrant structure in substance is a debt arrangement (Warrant Debt) with a zero interest rate, a fixed maturity date and a feature that makes the debt convertible to common stock. The conversion feature is an embedded derivative and due to the adjustment feature based on sales is not considered indexed to the Company’s stock. Thus, for accounting purposes, the conversion feature is bifurcated and accounted for separately from the host debt instrument as a derivative liability measured at fair value which resulted in an initial carrying value of $128,000.

The proceeds from the first draw were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $822,000 and $178,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at fair value resulting in a remaining carrying value of $50,000 associated with the Warrant Debt. The resulting discounts of $178,000 on the PFG Debt and $100,000 on the Warrant Debt will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt.

17       Series B Convertible Voting Perpetual Preferred Stock and Warrant

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

Each share of Series B Preferred Stock initially is convertible at the option of the holder into 100 shares of the Company’s common stock. The conversion ratio is subject to customary adjustments for stock splits, stock dividends, recapitalizations and similar transactions. Each share of Series B Preferred Stock has a liquidation preference of $231, equal to 105% of the purchase price. If the Company pays a dividend on its common stock, it is required to pay a dividend on the Series B Preferred Stock equal to 100% of the cash dividend that would be payable on the number of shares of common stock into which each share of Series B Preferred Stock is then convertible. The Series B Preferred Stock generally votes together with the common stock, on an as-converted basis, on each matter submitted to the vote or approval of the holders of common stock, and votes as a separate class with respect to certain actions that adversely affect the rights of the Series B Preferred Stock and on other matters as required by law.

The Company also issued to the Investor a Warrant to purchase up to 848,684 additional shares of common stock of the Company; however, as discussed in Note 19 this warrant was subsequently reduced to 506,219 shares. The exercise price of the Warrant is $1.43 per share, subject to anti-dilution adjustments for stock splits, stock dividends, reclassifications and similar events. The expiration date was originally August 7, 2014 but has been extended to August 7, 2015.

In accordance with the terms of the SPA, the Company and the Investor entered into an Investor Rights Agreement upon the closing of the sale of the Series B Preferred Stock. In the Investor Rights Agreement, the Company agreed to file certain registration statements for the resale of common stock of the Company that the Investor may acquire upon conversion of the Series C Preferred Stock.

The Company has recorded $2.0 million as Series B Preferred Stock on the consolidated balance sheet. This amount is net of stock offering costs of approximately $202,000 and represents the value attributable to both the convertible preferred stock and warrants issued to the Investor. After considering the value of the warrants, the effective conversion price of the preferred stock was greater than the common stock price on date of issue and therefore no beneficial conversion feature was present.

18       Series C Convertible Voting Perpetual Preferred Stock and Warrants

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

Each share of Series C Preferred Stock is initially convertible at the option of the holder into 100 shares of the Company’s common stock. The conversion ratio is subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions. Each share of Series C Preferred Stock has a liquidation preference of $146. If the Company pays a dividend on its common stock after January 1, 2014, it would be required to pay a dividend on the Series C Preferred Stock equal to 100% of the cash dividend that would be payable on the number of shares of common stock into which each share of Series C Preferred Stock is then convertible. The Series C Preferred Stock generally votes together with the common stock and the Company’s Series B Preferred Stock on an as-converted to common stock basis, on each matter submitted to the vote or approval of the holders of common stock, and would vote as a separate class with respect to certain actions that adversely affect the rights of the Series C Preferred Stock and on other matters as required by law.

Under the terms of the SPA, the Company and the Investor agreed to terminate the Investor’s right to acquire 342,465 shares of the 848,684 shares underlying the Warrant. As a result, the Warrant as reissued (the “Amended Warrant”) represents the right to acquire 506,219 shares of the Company’s common stock at the price of $1.43 per share. The Amended Warrant will expire on August 7, 2015, if and to the extent not exercised earlier.

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

19       Series D Convertible Voting Perpetual Preferred Stock and Warrants

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

Each share of Series D Preferred Stock is initially convertible at the option of the holder into 100 shares of the Company’s common stock. The conversion ratio is subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions. Each share of Series D Preferred Stock has a liquidation preference of $143. If the Company pays a dividend on its common stock after January 1, 2014, it would be required to pay a dividend on the Series D Preferred Stock equal 100% of the cash dividend that would be payable on the number of shares of common stock into which each share of Series D Preferred Stock is then convertible. To date, no dividends have been paid on the Series D Preferred Stock or any other preferred stock. The Series D Preferred Stock generally votes together with the common stock, the Company’s Series B Convertible Voting Perpetual Preferred Stock and the Company’s Series C Convertible Voting Perpetual Preferred Stock on an as-converted to common stock basis, on each matter submitted to the vote or approval of the holders of common stock, and would vote as a separate class with respect to certain actions that adversely affect the rights of the Series D Preferred Stock and on other matters as required by law.

The Company also issued to the Investor the New Warrant to purchase up to 511,186 additional shares of common stock of the Company. The exercise price of the New Warrant is $1.43 per share, subject to anti-dilution adjustments for stock splits, stock dividends, reclassifications and similar events. The New Warrant will expire January 8, 2016.

Under the terms of the SPA, the Company and the Investor agreed to terminate the Investor’s right to acquire 506,219 common shares at $3.30 per share from a previously issued warrant and issue a new warrant to purchase 506,219 common shares at $1.43 per share (the “Amended Warrant”). The Amended Warrant was issued in July 2013 and will expire on August 7, 2015, if and to the extent not exercised earlier.

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

As of March 29, 2014 the Investor’s beneficial ownership is approximately 36.2% of the Company’s common stock, assuming that New Warrant and Amended Warrant are exercised.

20       Subsequent Events

Customer Order Received:

A large aerospace company has engaged Microsource for design services and a production bid associated with a radar filter program. On August 13, 2013 Microsource received an initial order for $733,000, on May 6, 2014 a follow on order of $659,000 was received, and then on May 20, 2014 the complete order for an additional $5.5 million was received. The total orders for the design and production bid for the associated program is $6.9 million. The Company anticipates the associated multi-year production agreement to be for approximately $10.0 million and for it to finalize in calendar 2014. No assurances can be given that the parties will agree on the final multi-year production agreement, or what the actual terms will be.

Amended Loan Agreement:

On June 16, 2014, the Company amended its loan agreement with PFG. Under the terms of the amendment, PFG made a revolving loan available to Giga-tronics in the amount of $500,000, and the Company drew the entire amount on June 17, 2014. The Company now has total debt of $1.5 million with PFG. The amended loan agreement also provides for the Company’s ability to request an additional term loan of up to $500,000 in Fiscal 2015 if the Company meets the performance criteria discussed in Note 16.

The revolving loan has a three year term, and PFG has the right to convert the revolving loan into a term loan and require principal payments to be amortized over the remaining loan term. Interest on the revolving loan is fixed, calculated on daily basis rate equal to 12.50% per annum. Interest on the initial loan of $1.0 million remains 9.75% per annum. To stay in compliance with the loan terms, the Company must meet certain financial covenants associated with minimum quarterly revenues and monthly minimum shareholders’ equity. The lender can accelerate the maturity of the loan in case of a default. The Company can prepay the loan before maturity, even if PFG converts it to a term loan.

In connection with the original loan to the Company, PFG became entitled to warrants to ultimately purchase up to 300,000 shares of common stock in the future, dependent on the amount borrowed by the Company. With the initial loan of $1.0 million PFG received warrants for up to 180,000 shares of common stock. With the amendment of the $500,000 revolving loan PFG received warrants for up to 80,000 shares of common stock. If PFG makes the additional $500,000 loan later in Fiscal 2015, PFG’s warrants entitle PFG to purchase the remaining 40,000 shares of common stock. The warrants were priced when the original loan agreement was entered at $1.42 per share. The warrant has a net exercise feature. Issuance of the warrant is exempt from registration under Section 4(2) of the Securities Act of 1933.

If the Company meets certain financial goals in Fiscal 2015, the 260,000 warrants associated with the total $1.5 million borrowed is reduced to 222,500 shares of common stock. Should PFG earn the rights to exercise the warrant for the additional 40,000 shares of common stock, that number will be reduced to 27,500 shares of common stock if the Company meets those financial goals.

In the event of any acquisition or other change in control of the Company, future public issuance of Company securities, liquidation (or substantially similar event) of the Company, or expiration of the warrants, PFG will have the right to exchange the warrant for $250,000 in cash if all loans are made or $217,000 if only the two loans totaling $1.5 million are made.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Giga-tronics Incorporated

San Ramon, California

We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated (the “Company”) as of March 29, 2014 and March 30, 2013 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated as of March 29, 2014 and March 30, 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a current year net loss of $3.7 million, has an accumulated deficit of $18.2 million, has experienced delays in the launch of its new product line, and has a line of credit with a material adverse change clause under which the bank may terminate the availability of future borrowings.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP
San Francisco, California
June 24, 2014

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 29, 2014.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 29, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 Internal Control-Integrated Framework. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of March 29, 2014, the Company’s internal control over financial reporting was effective based on the criteria described in the 1992 “COSO Internal Control – Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 29, 2014, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Material Weakness in Internal Control Over Financial Reporting

The Company determined that as of December 28, 2013 it did not have adequate procedures in place to identify and report on a timely basis the impact of certain triggering events in its line of credit arrangement. The lack of these procedures resulted in the delayed financial reporting of the impacts of the triggering events on the balance sheet classification of borrowings under the line of credit as current liabilities rather than long term liabilities and related disclosures regarding the triggering events.

Remediation of Material Weakness

Management has engaged in a contract review policy that addresses the material weakness reported as of December 28, 2013. The remediation efforts taken are the following:

●	Management has adopted a contract agreement review policy
●	All material agreements are reviewed by the Chief Financial Officer and Controller
●	At the end of each reporting period, the Chief Financial Officer will review and approve the Contract/Agreement Summary spreadsheet prepared by the Controller.

Management believes the above efforts have effectively remediated the material weakness.

Changes in Internal Control

Except as otherwise discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2014.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set for the under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2014 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2014.

ITEM 13. CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the Proxy Statement under the section captioned “Appointment of Independent Registered Accounting Firm” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 29, 2014.

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

/s/ GARRETT A. GARRETTSON	Chairman of the Board	06/24/2014
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	06/24/2014
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ STEVEN D. LANCE	Vice President of Finance/	06/24/2014
Steven D. Lance	Chief Financial Officer & Secretary	Date
(Principal Financial Officer)

/s/ GORDON L. ALMQUIST	Director	06/24/2014
Gordon L. Almquist		Date

/s/ JAMES A. COLE	Director	06/24/2014
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	06/24/2014
Kenneth A. Harvey		Date

/s/ LUTZ P. HENCKELS	Director	06/24/2014
Lutz P. Henckels		Date

/s/ WILLIAM J. THOMPSON	Director	06/24/2014
William J. Thompson		Date

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

Certificate of Determination for Series D Convertible Voting Perpetual Preferred Stock, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on July 3, 2013.

3.2

Amended and Restated Bylaws of Giga-tronics Incorporated, as amended on March 7, 2008, previously filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 29, 2008, and incorporated herein by reference.

4.1

Form of stock certificate for shares of Series B Convertible Voting Perpetual Preferred Stock, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K Filed on November 14, 2011

4.2

Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated as of January 23, 2013 which includes as Exhibit A the form of Certificate f Determination for the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and Exhibit C, a summary of Rights to Purchase Shares of Preferred Stock, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on January 25, 2013; Amendment No. 1 thereto between the Company and American Stock Transfer & Trust Company, LLC as Rights Agent, , incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on July 3, 2013.

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

10.3	2000 Stock Option Plan and form of Incentive Stock Option Agreement, previously filed on September 8, 2000 as Exhibit 99.1 to Form S-8 (33-45476) and incorporated herein by reference. *

10.4	2005 Equity Incentive Plan incorporated herein by reference to Attachment A of the Registrant’s Proxy Statement filed July 21, 2005. *

10.5	Amended and Restated Loan and Security Agreement dated June 16, 2014, between the Company and Partners for Growth IV, L.P..

10.6	Amended and Restated Warrant dated June 16, 2014, between the Company and Partners for Growth IV, L.P.

10.7	Amended and Restated Warrant dated June 16, 2014, between the Company and SVB Financial Group

10.8	Amended and Restated Warrant dated June 16, 2014, between the Company and PFG Equity Investors, LLC

10.9

Securities Purchase Agreement dated February 19, 2013, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibit 10.1 to the registrant’s Form 8-K filed on February 25, 2013.

10.10	Securities Purchase Agreement dated June 27, 2013, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibit 10.1 to the registrant’s Form 8-K filed on July 3, 2013.

10.11

Warrant to purchase 511,186 shares of common stock, dated July 8, 2013, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company's current report on Form 8-K filed July 12, 2013.

10.12

Warrant to purchase 506,219 shares of common stock, dated July 8, 2013, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company's current report on Form 8-K filed July 12, 2013.

10.13

Investor Rights Agreement dated November 10, 2011, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company's current report on Form 8-K filed November 14, 2011.

10.14

Investor Rights Agreement dated February 25, 2013, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company’s current report on Form 8-K filed on February 27, 2013.

10.15

Investor Rights Agreement dated November 10, 2013, between the Company and Alara Capital AVI II, LLC, incorporated by reference from exhibits filed with the Company's current report on Form 8-K filed July 12, 2013.

21	Significant Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished but not filed).

*	Management contract or compensatory plan or arrangement.