Form 10-Q
period 2014-06-28
GIGA TRONICS INC
filed 2014-08-05
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 28, 2014

 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [    ]     No [ X ]

There were a total of 5,391,247 shares of the Registrant’s Common Stock outstanding as of July 31, 2014.

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) risks related to customers’ credit worthiness/profiles; (4) changes in the Company’s credit profile and its ability to borrow; (5) a potential decline in demand for certain of the Company’s products; (6) potential product liability claims; (7) the potential loss of key personnel; and (8) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 29, 2014 or further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 28, 2014	March 29, 2014
Assets
Current assets:
Cash and cash-equivalents	$1,289	$1,059
Trade accounts receivable, net of allowance of $45 and $44, respectively	2,379	1,846
Inventories, net	3,926	3,321
Prepaid expenses and other current assets	326	349
Total current assets	7,920	6,575

Property and equipment, net	913	949
Other long term assets	86	69
Total assets	$8,919	$7,593

Liabilities and shareholders' equity
Current liabilities:
Line of credit	$362	$1,165
Current portion of long term debt	564	200
Accounts payable	2,654	1,430
Accrued payroll and benefits	569	755
Deferred revenue	2,102	1,329
Deferred rent	110	104
Capital lease obligations	93	147
Other current liabilities	470	472
Total current liabilities	6,924	5,602
Long term loan and warrant debt, net of discounts	709	672
Derivative liability-at estimated fair value	444	128
Long term obligations - deferred rent	210	237
Long term obligations - capital lease	92	77
Total liabilities	8,379	6,716

Shareholders' equity:
Convertible preferred stock of no par value;
Authorized - 1,000,000 shares
Series A - designated 250,000 shares; no shares at June 28, 2014 and March 29, 2014 issued and outstanding	-	-
Series B, C, D - designated 19,500 shares; 18,533.51 shares at June 28, 2014 and March 29, 2014 issued and outstanding; (liquidation preference of $3,540)	2,911	2,911
Common stock of no par value;
Authorized - 40,000,000 shares; 5,193,747 shares at June 28, 2014 and 5,181,247 at March 29, 2014 issued and outstanding	16,330	16,224
Accumulated deficit	(18,701)	(18,258)
Total shareholders' equity	540	877
Total liabilities and shareholders' equity	$8,919	$7,593

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands except per share data)	June 28, 2014	June 29, 2013
Net sales	$4,508	$3,037
Cost of sales	2,670	1,913
Gross margin	1,838	1,124

Operating expenses:
Engineering	929	1,106
Selling, general and administrative	1,027	1,313
Restructuring	-	195
Total operating expenses	1,956	2,614

Operating loss	(118)	(1,490)

Gain on sale of product line	-	816
Loss on adjustment of derivative liability to fair value	(193)	-
Other (expense) income	(2)	8
Interest expense, net	(59)	(13)
Accretion of loan and warrant debt discounts	(24)	-
Loss before income taxes	(396)	(679)
Provision for income taxes	47	2
Net loss	$(443)	$(681)

Loss per common share - basic	$(0.09)	$(0.13)
Loss per common share - diluted	$(0.09)	$(0.13)

Weighted average common shares used in per share calculation:
Basic	5,113	5,052
Diluted	5,113	5,052

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	$(443)	$(681)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75	54
Share based compensation	84	155
Loss on adjustment of derivative liability to fair value	193	-
Accretion of discounts on loan and warrant debt	24	-
Change in deferred rent	(21)	(15)
Changes in operating assets and liabilities	687	(544)
Net cash provided by (used in) operating activities	599	(1,031)

Cash flows from investing activities:
Purchases of property and equipment	-	(91)
Net cash used in investing activities	-	(91)

Cash flows from financing activities:
Payments on capital leases	(88)	(16)
Proceeds from line of credit	2,536	611
Proceeds from issuance of debt	500	-
Proceeds from exercise of stock options	22	-
Repayments of line of credit	(3,339)	(577)
Net cash (used in) provided by financing activities	(369)	18

Increase (decrease) in cash and cash-equivalents	230	(1,104)

Beginning cash and cash-equivalents	1,059	1,882
Ending cash and cash-equivalents	$1,289	$778

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	45	13

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$49	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 29, 2014.

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2015, ending on March 28, 2015 is a 52 week year, and fiscal year 2014, ended on March 29, 2014 was a 52 week year. Quarterly periods within each such fiscal year are in most cases 13 weeks as opposed to three calendar months. All references to three month period, and years in the consolidated financial statements relate to fiscal periods or years rather than three month calendar quarters, nine calendar months or calendar years.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. None of these reclassifications had an effect on the prior periods’ net loss or shareholders’ equity.

Derivatives The Company accounts for free standing derivatives and embedded derivatives required to be bifurcated and accounted for on a stand-alone basis at estimated fair value. Changes in fair value are reported in earnings as gain or loss on adjustment of derivative liability to fair value.

New Accounting Standards In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update that changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2016. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

In May 2014, the FASB amended the accounting standards by creating a new Topic 606 which is in response to a joint initiative of (FASB)) and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and international financial reporting standards that would:

1.	Remove inconsistencies and weaknesses in revenue requirements.
2.	Provide a more robust framework for addressing revenue issues.
3.	Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.
4.	Provide more useful information to users of financial statements through improved disclosure requirements.
5.	Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted The Company is currently evaluating the impact this new accounting standard will have on its financial statements.

In June 2014, the FASB amended ASC 718, Share Based Compensation, to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

 (2)         Going Concern and Management’s Plan

The Company incurred a net loss of $443,000 for the first three months of fiscal 2015, which has contributed to an accumulated deficit of $18.7 million as of June 29, 2014.

In the first quarter of fiscal 2015 and all of fiscal 2014 the Company invested heavily in the development of a new Giga-tronics Division product platform. The Company anticipates long-term revenue growth and improved gross margins from the new product platform, but delays in completing it have contributed significantly to the losses of the Company. The new product platform is forecasted to start shipping in the second quarter of fiscal 2015, but further delays or longer than anticipated sales cycles could significantly contribute to additional losses.

To help fund operations, the Company relies on advances under the line of credit with Silicon Valley Bank (“SVB” or “the Bank”). However the Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay. (See Note 13, Line of Credit). As of June 28, 2014, borrowings under the line of credit were $362,000.

These matters, along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity, and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

On June 16, 2014, Giga-tronics amended its loan agreement with Partners For Growth IV, L.P. (“PFG”). Under the terms of the amendment, PFG made a revolving line of credit available to Giga-tronics in the amount of $500,000 and the Company borrowed the entire amount on June 17, 2014. The Company’s original agreement with PFG was entered into on March 13, 2014 under which the Company received $1.0 million from a three-year term loan. Pursuant to the amended loan agreement, the Company may borrow an additional $500,000 following the Company’s achievement of certain performance milestones which includes achieving $7.5 million in net sales during the first half of fiscal 2015 and two consecutive quarters of net income greater than zero during fiscal 2015. The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due.

●	In the first three months of fiscal 2015 the Microsource business unit received a $6.2 million order (“New Order”) for the non-recurring engineering (“NRE”) and for the delivery of a limited number of flight-qualified prototype hardware from a major aerospace company to develop a variant of its high performance fast tuning YIG filters for a third aircraft platform. The Company expects to recognize the majority of revenue from the New Order in fiscal 2015. The Company expects to finalize in the next few months a multi-year follow-on order for approximately $10.0 million associated with the production units, which are anticipated to start shipping in April of 2016. No assurances can be given that the parties will agree on the final multi-year production agreement, or what the actual terms will be.

●	Also in the first three months of fiscal 2015 the Giga-tronics division received a $2.4 million order from the United States Navy (“U.S. Navy”) for its Model 8003 Precision Scalar Analyzer product (“8003”). The Company expects to recognize the associated revenue in the first three quarters of fiscal 2015.

●	To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into an advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2014 the Company entered into advance payment arrangements totaling $1.3 million, and during the first quarter of fiscal 2015 the Company entered into $652,000 of advance payment arrangements. The Company will continue to seek similar terms in future agreements with this customer and other customers.

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

The current year loss and the impacts of recurring losses in prior years have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard based on uncertainties with respect to the continued development, manufacturing and marketing efforts of the Company’s new product platform and the material adverse change clause in the Company’s line of credit agreement discussed above. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

(3)         Revenue Recognition

The Company records revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This occurs when products are shipped or the customer accepts title transfer. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges. The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. On certain large development contracts, revenue is recognized upon achievement of substantive milestones. Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

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

(4)          Inventories

(In thousands)	June 28, 2014	March 29, 2014
Raw materials	$1,446	$1,501
Work-in-progress	2,293	1,400
Finished goods	124	353
Demonstration inventory	63	67
Total	$3,926	$3,321

(5)          Gain on Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $913,000, of which $816,000 was recorded during the first quarter of fiscal 2014. In April 2013 the Company received $800,000 in proceeds at the closing of the transaction upon delivery of electronic data associated with the purchase. The Company also earned an additional $50,000 associated with training of Teradyne employees, which was offset by $34,000 of associated costs. The balance of the consideration ($150,000) was subject to a hold back arrangement until December 31, 2013 to cover certain contingencies and the requirement to deliver certain inventory. During fiscal 2014, the Company delivered to Teradyne all of the associated inventory, totaling $53,000. On December 6, 2013, the Company received the remaining $150,000 along with confirmation from Teradyne that the holdback provisions were removed.

(6)          Loss Per Share

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

	Three Months Ended
(In thousands except per share data)	June 28, 2014	June 29, 2013
Net loss	$(443)	$(681)

Weighted average:
Common shares outstanding	5,113	5,052
Potential common shares	-	-
Common shares assuming dilution	5,113	5,052

Net loss per share of common stock – basic	$(0.09)	$(0.13)
Net loss per share of common stock – diluted	$(0.09)	$(0.13)
Stock options not included in computation that could potentially dilute EPS in the future	1,713	1,612
Restricted stock awards not included in computation that could potentially dilute EPS in the future	50	122
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,342
Warrants not included in computation that could potentially dilute EPS in the future	1,277	506

The number of restricted stock awards, stock options and warrants not included in the computation of diluted earnings per share (EPS) for the three month periods ended June 28, 2014 and June 29, 2013 are a result of the Company’s net loss and, therefore, the restricted stock awards, stock options, warrants are anti-dilutive. In addition, of the restricted stock awards, 50,000 shares are considered contingently issuable shares for which the performance conditions necessary for the awards to vest had not been met as of June 28, 2014 and June 29, 2013. The number of convertible preferred shares not included in the computation of diluted EPS for the three month periods ended June 28, 2014 and June 29, 2013 reflects convertible preferred stock where the assumed proceeds from conversion were greater than the average market price of the common shares and are, therefore, anti-dilutive.

(7)          Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,250,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 28, 2014, no SAR’s have been granted under the option plan. As of June 28, 2014, the total number of shares of common stock available for issuance is 724,427. All outstanding options have either a five year or a ten year life. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period. There were no options granted in the first quarter of fiscal 2015 and options for 137,000 shares were granted in the first quarter of fiscal 2014 with a weighted average grant date fair value of $1.26.

Included in the options granted during fiscal 2014 are performance-based options for 20,000 shares granted as an inducement to an employee. A portion of the options vest following the filing of the Company’s Form 10K for fiscal 2015 provided certain bookings goals are achieved by the Company. No compensation cost was recognized for these stock options during the first quarter of fiscal 2015 or 2014 because management believes it is not probable that the performance criteria will be met.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended
	June 28, 2014	June 29, 2013
Dividend yield	-	None
Expected volatility	-	80.00%
Risk-free interest rate	-	0.72%
Expected term (years)	-	7.31

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

A summary of the changes in stock options outstanding for the three month period ended June 28, 2014 and the year ended March 29, 2014 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value

Outstanding at March 30, 2013	1,556,250	$1.62	6.8	$252

Granted	430,750	1.32

Exercised	-	-

Forfeited / Expired	248,250	1.72

Outstanding at March 29, 2014	1,738,750	$1.53	6.8	$113

Granted	-	-

Exercised	12,500	1.75

Forfeited / Expired	13,000	1.43

Outstanding at June 28, 2014	1,713,250	$1.53	6.5	$1,879

Exercisable at June 28, 2014	597,575	$1.80	4.5	$498

At June 28, 2014 expected to vest in the future	813,117	$1.39	7.5	$1,009

As of June 28, 2014, there was $632,242 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.25 years and will be adjusted for subsequent changes in estimated forfeitures. There were 61,250 options that vested during the quarter ended June 28, 2014, and 45,600 options that vested during the quarter ended June 29, 2013. The total fair value of options vested during each of the quarters ended June 28, 2014 and June 29, 2013 was $78,455 and $59,947, respectively. Options for 12,500 shares of common stock were exercised in the three month period ended June 28, 2014 and no options were exercised in the three months ended June 29, 2013. Share based compensation cost related to stock options recognized in operating results for the three months ended June 28, 2014 and June 29, 2013 totaled $81,000 and $78,000, respectively.

Restricted Stock

No restricted awards were granted during the first quarter of fiscal 2015. The Company granted 71,500 shares of restricted stock during the first quarter of fiscal 2014 to members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2014. The weighted average grant date fair value was $1.53. The Company also granted 30,000 shares of unrestricted stock during the first quarter of fiscal 2014 as part of severance to a previous employee. The 30,000 shares did not have a restriction period because they vested immediately on the grant date, but are included in the roll forward schedule of restricted stock below because they were granted under the 2005 Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. Compensation cost of $3,000 and $77,000 was recognized for the restricted and unrestricted stock awards during the first quarters of fiscal 2015 and 2014, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the three month period ended June 28, 2014 and the fiscal year ended March 29, 2014 is as follows:

		Weighted
		Average
	Shares	Fair Value

Non-Vested at March 30, 2013	50,000	$1.18

Granted	101,500	1.53

Vested	30,000	1.53

Forfeited or cancelled	-	-

Non-Vested at March 29, 2014	121,500	$1.39

Granted	-	-

Vested	71,500	1.53

Forfeited or cancelled	-	-

Non-Vested at June 28, 2014	50,000	$1.18

(8)          Significant Customer and Industry Segment Information

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

The tables below present information for the three month periods ended June 28, 2014 and June 29, 2013.

	Three Month Periods Ended			Three Month Periods Ended
(In thousands)	At June 28, 2014	June 28 2014		At June 29, 2013	June 29, 2013
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$6,052	$1,702	$(615)	$5,420	$1,906	$(484)
Microsource	2,867	2,806	172	2,886	1,131	(197)
Total	$8,919	$4,508	$(443)	$8,306	$3,037	$(681)

During the first quarter of 2015, one customer accounted for 24% of the Company’s consolidated revenues at June 28, 2014 and was included in the Microsource segment. A second and third customer accounted for 34% and 16%, respectively, of the Company’s consolidated revenue as of June 28, 2014 and was included in the Giga-tronics Division. During the first quarter of 2014, one customer accounted for 36% of the Company’s consolidated revenues at June 29, 2013 and was included in the Microsource segment.

(9)          Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.

The Company’s tax expense for the three months ending June 28, 2014 and June 29, 2013 was $47,000 and $2,000, respectively. The effective tax rate for the three months ending June 28, 2014 and June 29, 2013 was 12% and 0% primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of June 28, 2014, the Company had recorded $70,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due. However, as a result of the on-going examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015.

(10)        Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013
Balance at beginning of period	$61	$114
Provision, net	4	(15)
Warranty costs incurred	(2)	(6)
Balance at end of period	$63	$93

The company is currently reviewing a potential warranty issue associated with a Microsource radar filter customer. The Company estimates the potential liability associated with the radar filter to range from zero to approximately $135,000. This potential liability has not been included in the warranty reserve balance as of June 28, 2014.

(11)        Restructuring

The Company took steps to reduce current and future expenses by reducing staff and by combining the operations in Santa Rosa into the San Ramon facility. This physical move was completed on May 31, 2013. Certain employee retention agreements were extended through December 2013. Substantially all of the restructuring costs are for the Microsource reportable segment. As of March 29, 2014 the Company had expensed $780,000 related to these restructuring costs, of which $195,000 was recorded in the first quarter of fiscal 2014. There were no restructuring costs during the first quarter of fiscal 2015 and the company does not anticipate any additional restructuring costs.

(12)        Fair Value of Financial Instruments

Fair Value of Financial Instruments and Fair Value Measurements   The Company’s financial instruments consist principally of cash and cash-equivalents, line of credit, term loan, warrant debt and warrant derivative liability. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date (Level 1), significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data (Level 2), or significant unobservable inputs reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability (Level 3), depending on the nature of the item being valued.

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair values of term loan and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3), and at June 28, 2014 and March 29, 2014 resulted in the carrying amounts approximating fair values due to the fact that the agreements were entered into near the balance sheet dates and in management’s opinion there were no significant changes to the credit risk of the instruments since they were issued, nor were there significant changes in interest rates or other market factors. The estimated fair value of the bifurcated conversion feature represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).  The Company had no assets or liabilities measured at fair value on a non-recurring basis, nor were there any transfers between Level 1 and Level 2 of the fair value hierarchy.

(13)        Line of Credit

On June 11, 2013 the Company entered into an amendment to the Second Amended Credit Facility (the “New Amended Credit Facility”) with Silicon Valley Bank (the “Bank”). The New Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit, and extending the maturity date. The New Amended Credit Facility, which expires on April 15, 2015, is secured by all assets of the Company and provides for a borrowing capacity equal to 80% of eligible accounts receivable (70% of eligible foreign accounts receivable) on an aggregate basis, up to a maximum of $3.0 million, provided the Company maintains borrowing base eligibility, that is, a minimum of $750,000 of cash in excess of its line of credit liability.

The Second Amended Credit Facility and New Amended Credit Facility contain a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year. When the Company is borrowing base eligible, the collateral handling fee is not applicable. Interest accrues on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). When the Company is borrowing base eligible, any borrowings under the New Amended Credit Facility can be repaid and such repaid amounts re-borrowed until the maturity date. When the Company is not borrowing base eligible, advances are made on the New Amended Credit facility on individual accounts receivable and the Company is required to instruct its customers to remit payments to a lockbox at the Bank and when the Company is not borrowing base eligible, such payments are applied by the Bank to the line of credit to the extent monies were advanced to the Company based on such specific accounts receivable.  As of June 28, 2014, the Company was borrowing base eligible and had outstanding borrowings of $362,000 which have been classified as a current liability since the New Amended Credit Facility expires in less than twelve months.

As of March 29, 2014, the Company was not borrowing base eligible and, as a result, the Company’s outstanding borrowings under the New Amended Credit Facility of $1.2 million was classified as a current liability.

As of June 28, 2014 and March 29, 2014 maximum borrowing capacity under the Line of Credit was near the $362,000 and $1.2 million drawn, respectively. No material additional amounts were available to draw at June 28, 2014 or March 29, 2014. The Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

(14)       Term Loan, Revolving Line of Credit and Warrants

On March 13, 2014 the Company entered into a three year, $2.0 million term loan agreement with PFG (the “PFG Loan”) under which the Company received $1.0 million on March 14, 2014 (the “First Draw”). Pursuant to the agreement, the Company had the ability to borrow an additional $1.0 million following the Company’s achievement of certain performance milestones which include achieving $7.5 million in net sales during the first half of fiscal 2015 and two consecutive quarters of net income greater than zero during fiscal 2015.

On June 16, 2014, the Company amended its loan agreement with PFG (the “Amendment”). Under the terms of the Amendment, PFG made a revolving credit line available to Giga-tronics in the amount of $500,000, and the Company borrowed the entire amount on June 17, 2014. The revolving line has a thirty-three month term. The Amendment reduced the future amount potentially available for the Company to borrow under the PFG Loan agreement ($500,000) if the Company does not meet the performance milestones required under the agreement. As of June 28, 2014, the Company has total debt outstanding of $1.5 million with PFG.

Interest on the initial $1.0 million term loan is fixed at 9.75% per annum and requires monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments.

Interest on the $500,000 revolving line is fixed, calculated on a daily basis at a rate of 12.50% per annum. The Company may prepay the loan at any time prior to the March 13, 2017 maturity date without a penalty. Beginning in October 2014, PFG has the right to convert the $500,000 revolving loan into a term loan and require principal payments to be amortized over the remaining loan term.

The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the SVB lien described in Note 13, and limits borrowing under the SVB credit line to $3.0 million. The Company paid a loan fee of $30,000 for the First Draw, $15,000 for the Amendment, and will pay $ 5,000 if the final $500,000 is drawn. The loan fees are recorded within prepaid expenses and will be amortized to interest expense over the remaining three-year term of the PFG amended loan agreement.

The amended loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. The lender can accelerate the maturity of the loan in case of a default. As of June 28, 2014, the Company was in compliance with the financial covenants.

The loan agreement also provided for the issuance of warrants convertible into 300,000 shares of the Company’s common stock, of which 180,000 were exercisable upon receipt of the initial $1.0 million from the First Draw, 80,000 became exercisable with the Amendment, and 40,000 would become exercisable if the remaining $500,000 is funded. Each warrant issued under the loan agreement has a term of five years from the First Draw and an exercise price of $1.42 which is equal to the average NASDAQ closing price of the Company’s common stock for the ten trading days prior to the First Draw. The number of shares exercisable under each of the aforementioned warrant agreements are subject to downward adjustment from 180,000 to 155,000, 80,000 to 67,500 and 40,000 to 27,500, respectively, if the Company achieves in fiscal 2015 net sales of at least $18.0 million and net income of at least $1.0 million.

If the warrants are not exercised before expiration on March 13, 2019, the warrants associated with the First Draw would be settled for $150,000 in cash, the warrants associated with the Amendment would be settled for $67,000 in cash and the warrants that would be issued if the additional $500,000 is funded would be settled for $33,000 in cash. The warrants could be settled for cash at an earlier date in the event of any acquisition or other change in control of the Company, future public issuance of Company securities or liquidation (or substantially similar event) of the Company. The Company currently has no plans for any of the aforementioned events, and as a result, the cash payment date is estimated to be the expiration date unless warrants are exercised before then. Due to the fixed payment amount on the expiration date, the warrant structure is in substance a debt arrangement (the “Warrant Debt”) with a zero interest rate, a fixed maturity date and a feature that makes the debt convertible to common stock. The conversion feature is an embedded derivative and due to the downward adjustment feature based on performance criteria is not considered indexed solely to the Company’s stock. Thus, for accounting purposes, the conversion feature is bifurcated and accounted for separately from the host debt instrument as a derivative liability measured at fair value which resulted in an initial carrying value of $128,000 for the derivative liability associated with the warrants issued in connection with the First Draw and an initial carrying value of $123,000 for the derivative liability associated with the warrants issued in connection with the Amendment. As of June 28, 2014, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $308,000 and $136,000, respectively, for a combined value of $444,000. The change in the fair value of the derivative liabilities since their respective dates of issuance totaled $193,000 and is reported in earnings as loss on adjustment of derivative liability to fair value.

The proceeds from the initial $1.0 million First Draw were allocated between the PFG Loan and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $822,000 and $178,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at its $128,000 estimated fair value resulting in a remaining carrying value of $50,000 associated with the Warrant Debt. The resulting discounts of $178,000 on the PFG Loan and $100,000 on the Warrant Debt are being accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt.

The proceeds from the $500,000 credit line issued in connection with the Amendment were allocated between the PFG Loan and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $365,000 and $135,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at its $123,000 estimated fair value resulting in a remaining carrying value of $12,000 associated with the Warrant Debt. The resulting discounts of $135,000 on the PFG Loan and $55,000 on the Warrant Debt will be accreted to interest expense under the effective interest method over the thirty-three month remaining term of the PFG Loan and the fifty-seven month remaining term of the Warrant Debt.

(15)       Series B, C, D Convertible Voting Perpetual Preferred Stock and Warrants

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

On July 8, 2013 the Company received $817,000 in net cash proceeds from (the “Investor”. under a Securities Purchase Agreement (“SPA”), Under the terms of the SPA, the Company sold to the Investor 5,111.86 shares of a new Series D Convertible Voting Perpetual Preferred Stock (Series D Preferred Stock) and a warrant to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. The allocation of the $858,000 in gross proceeds from issuance of Series D Preferred Stock based on the relative fair values noted above resulted in an allocation of $498,000 (which was recorded net of $41,000 of issuance costs) to Series D Preferred Stock and $360,000 to Common Stock.  In addition, because the effective conversion rate based on the $498,000 allocated to Series D Preferred Stock was $0.97 per common share which was less than the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date.  The beneficial conversion feature totaled $238,000 and was recorded as a reduction of common stock and an increase to accumulated deficit.

The table below presents information as of June 28, 2014 and March 29, 2014.

Series B, C and D Preferred Stock

	As of June 28, 2014 and March 29,2014

	Designated	Shares	Shares	Liquidation

	Shares	Issued	Outstanding	Preference

Series B	10,000.00	9,997.00	9,997.00	2309

Series C	3,500.00	3,424.65	3,424.65	500

Series D	6,000.00	5,111.86	5,111.86	731

Total	19,500.00	18,533.51	18,533.51	$3,540

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 29, 2014 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

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

In the first three months of fiscal 2015 the Giga-tronics division received a $2.4 million order from the United States Navy (“U.S. Navy”) for its Model 8003 Precision Scalar Analyzers product (“8003”). The Company expects to recognize the associated revenue in the first three quarters of fiscal 2015. The Navy was a significant customer for the Company in the first quarter of fiscal 2015. In the first three months of fiscal 2014 the Giga-tronics division had a broad range of customers, both domestic and international, and there were not any significant customers.

In the first three months of fiscal 2015 the Microsource business unit received a $6.2 million order (“New Order”) for non-recurring engineering (“NRE”) and for delivery of a limited number of flight-qualified prototype hardware from a major aerospace company to develop a variant of its high performance fast tuning YIG filters for a third aircraft platform. The Company expects to recognize the majority of revenue in fiscal 2015. The Company expects to finalize in the next few months a multi-year follow-on order for approximately $10.0 million associated with the production units, which are anticipated to start shipping in April of 2016.

In the first three months of fiscal 2015 almost all of the orders and sales for the Microsource business unit were from two large aerospace customers. In the first three months of fiscal 2014 almost all of the orders and sales for the Microsource business unit were from one large aerospace customer. Almost all the orders and revenue for the Microsource business is associated with programs for retrofitting radar filter components on existing military aircraft, and radar filter components for new military aircraft being manufactured. The timing of orders and milestone achievements associated with this customer causes significant differences in orders, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another.

The Navy 8003 order and the Microsource New Order received in the first quarter of fiscal 2015 resulted in significant improvements to sales and results from operations when compared the first quarter of fiscal 2014. We expect to see continued improvements in operating results for the remainder of fiscal 2015, when compared to fiscal 2014, as we continue to ship from these new orders and begin to ship our new product platform to customers.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	June 28, 2014	June 29, 2013	% change
Giga-tronics Division	$3,330	$2,251	48%
Microsource	6,461	72	8874%
Total	$9,791	$2,323	321%

New orders received in the first quarter of fiscal 2015 increased by 321% to $9.8 million from the $2.3 million received in the first quarter of fiscal 2014. The increase in orders is primarily due to the Microsource business unit in the first quarter of fiscal 2015 being awarded approximately $6.2 million in long term NRE contracts from a large aerospace company. The increase in the Giga-tronics division was primarily the result of the $2.4 million order from the U.S. Navy for the 8003.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	June 28, 2014	June 29, 2013	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$3,927	$1,396	181%
Microsource	8,026	4,384	83%
Total	$11,953	$5,780	107%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$3,927	$1,396	181%
Microsource	6,155	4,384	40%
Total	$10,082	$5,780	74%

Backlog at the end of the first quarter of fiscal 2015 increased 107% compared to the end of the same period last year. The increase in backlog is primarily due to the increase in new orders mentioned above.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	June 28, 2014	June 29, 2013	% Change
Giga-tronics Division	$1,702	$1,906	(11% )
Microsource	2,806	1,131	148%
Total	$4,508	$3,037	48%

Fiscal 2015 first quarter net sales were $4.5 million, a 48% increase from the $3.0 million in the first quarter of fiscal 2014. Sales at Giga-tronics Division decreased 11% or $204,000 primarily due to lower sales of its switching devices. Sales at Microsource increased 148% or $1.7 million primarily due to the partial fulfillment of the New Order for NRE with a large aerospace company.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Month Periods Ended
(Dollars in thousands)	June 28, 2014	June 29, 2013	% change
Cost of sales	$2,670	$1,913	40%

Cost of sales as a percentage of sales decreased for the first quarter of fiscal 2015 to 59.2% compared to 63.0 % for the first quarter of fiscal 2014. This percentage decrease was primarily due to the delivered NRE associated with the Microsource New Order which had a lower cost of sales compared to product sales.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	June 28, 2014	June 29, 2013	% change
Engineering	$929	$1,106	(16%	)
Selling, general and administrative	1,027	1,313	(22%	)
Restructuring	-	195	(100%	)
Total	$1,956	$2,614	(25%	)

Operating expenses decreased 25% or $658,000 in the first quarter of fiscal 2015 over fiscal 2014. Engineering expenses decreased $177,000 primarily due to portion of our engineers being assigned to the Microrsource NRE project which is recorded as cost of sales. Selling, general and administrative decreased by $286,000 primarily due to personnel and other cost reductions over the prior nine months. The restructuring activities were completed in fiscal year 2014, (see Note 11, Restructuring).

Gain on the Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $816,000 during the first quarter of fiscal 2014 and $913,000 for all of fiscal 2014, (see Note 5, Gain on Sale of Product Line).

Derivative Liability and Accretion of Discounts on Term Loan and Warrant Debt Notes

The Company recorded an expense of $193,000 and $24,000 in the first quarter of fiscal 2015 related to revaluation of the derivative liability and accretion of discount, respectively, associated with warrants issued with the PFG Loan (see Note 14, Term Loan, Revolving Line of Credit and Warrants).

Net Interest Expense

Net interest expense for the first quarter of fiscal 2015 was $59,000, an increase of $46,000 over the first quarter of fiscal 2014 and was primarily due to borrowings under the SVB line of credit and the loans with PFG.

Net Loss

Giga-tronics recorded a net loss of $443,000 for the first quarter of fiscal 2015 versus net loss of $681,000 the first quarter of fiscal 2014. The lower net loss in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 was primarily due to increased revenues associated with the Microsource New Order for NRE and the decrease in selling, general and administrative expenses discussed above, which was partially offset by the revaluation of the derivative liabilities of $193,000 which was caused by the increase in our stock price during June 2014.

Financial Condition and Liquidity

As of June 28, 2014, Giga-tronics had $1.3 million in cash and cash equivalents, compared to $1.1 million as of March 29, 2014.

Working capital at both June 28, 2014 and March 29, 2014 was $1.0 million. The current ratio (current assets divided by current liabilities) at June 28, 2014 was 1.14 compared to 1.17 on March 29, 2014.

Cash provided from operating activities was $599,000 for the three month period ended June 28, 2014. Cash provided from operating activities in the first quarter of 2015 resulted from an increase in accounts payable of $1.2 million and deferred revenue of $773,000, which was partially offset by an increases in inventories of $605,000 and accounts receivables of $533,000, and the net loss of $443,000. Accounts payable increased due to the timing of payments to vendors, and due to the increased inventory purchases. Inventories increased as the Company purchased materials needed for the Navy 8003 order. Deferred revenue and receivables increased due to invoicing associated with the Microsource New Order for NRE.

Cash used in operating activities amounted to $1.0 million for the three month period ended June 29, 2013. Cash used in operating activities for the first quarter of fiscal year 2014 was primarily attributed to an operating loss of $1.5 million and a $483,000 decrease in deferred revenue during the quarter with associated milestone achievements of the Microsource business for a large aerospace company. These were partially offset by proceeds on the sale of a product line to Teradyne of $816,000, (see Note 5, Gain on Sale of Product Line).

Additions to property and equipment were $49,000 in the first quarter of 2015, all of which was financed through a capital lease, compared to $91,000 for the same period last year. The additions in the first quarter of fiscal 2015 were associated with equipment needed to manufacture the new product platform. The additions in the prior year were primarily due to lease-hold improvements associated with the move of Microsource manufacturing to the San Ramon facility.

Cash used in financing activities for the quarter ended June 28, 2014 was $369,000, due to a net decline of $803,000 in the use of the Line of Credit from Silicon Valley Bank which was partially offset by $500,000 of additional debt received from PFG. On June 16, 2014, the Company amended its loan agreement with PFG. Under the terms of the amendment, PFG made a revolving line available to Giga-tronics in the amount of $500,000, and the Company borrowed the entire amount on June 17, 2014. The Company now has total debt of $1.5 million with PFG. The amended loan agreement also provides for the Company’s ability to request an additional term loan of up to $500,000 in Fiscal 2015 if the Company meets the performance criteria discussed above, (see Note 14, Term Loan, Revolving Line of Credit, and Warrant).

As of June 28, 2014, the Company’s outstanding borrowings under the New Amended Credit Facility with SVB was $362,000. Management intends to draw upon the New Amended Credit Facility throughout fiscal 2015 to meet projected cash requirements. As of June 28, 2014, the line of credit was near its maximum borrowing capacity. SVB may terminate or suspend advances under the line of credit if SVB determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

The Company has incurred net losses of $443,000 for the first three months of fiscal 2015, which contributed to an increase in our accumulated deficit of $18.7 million as of June 29, 2014.

In the first quarter of fiscal 2015 and all of fiscal 2014 the Company invested heavily in the development of a new Giga-tronics Division product platform. The Company anticipates long-term revenue growth and improved gross margins from the new product platform, but delays in completing it have contributed significantly to the losses of the Company. The new product platform is forecasted to start shipping in the second quarter of fiscal 2015, but further delays or longer than anticipated sales cycles could cause additional losses.

To help fund operations, the Company relies on advances under the line of credit with Silicon Valley Bank (“SVB” or “the Bank”). However the Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay. (See Note 13, Line of Credit). As of June 28, 2014, borrowings under the line of credit were $362,000.

These matters, along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity, and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

On June 16, 2014, Giga-tronics amended its loan agreement with Partners For Growth IV, L.P. (“PFG”). Under the terms of the amendment, PFG made a revolving line of credit available to Giga-tronics in the amount of $500,000, the Company borrowed the entire amount on June 17, 2014. On March 13, 2014 the Company entered into a three year, term loan agreement with PFG under which the Company received $1.0 million on March 14, 2014. Pursuant to the amended loan agreement, the Company may borrow an additional $500,000 following the Company’s achievement of certain performance milestones which includes achieving $7.5 million in net sales during the first half of fiscal 2015 and two consecutive quarters of net income greater than zero during fiscal 2015. The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due.

●	In the first three months of fiscal 2015 the Microsource business unit received a $6.2 million order (“New Order”) for the non-recurring engineering (“NRE”) and for the delivery of a limited number of flight-qualified prototype hardware from a major aerospace company to develop a variant of its high performance fast tuning YIG filters for a third aircraft platform. The Company expects to recognize the majority of revenue in fiscal 2015. The Company expects to finalize in the next few months a multi-year follow-on order for approximately $10.0 million associated with the production units, which are anticipated to start shipping in April of 2016. No assurances can be given that the parties will agree on the final multi-year production agreement, or what the actual terms will be.

●	Also in the first three months of fiscal 2015 the Giga-tronics division received a $2.4 million order from the United States Navy (“U.S. Navy”) for its Model 8003 Precision Scalar Analyzers product (“8003”). The Company expects to recognize the associated revenue in the first three quarters of fiscal 2015.

19

●	To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into an advance payment arrangements with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2014 the Company entered into advance payment arrangements totaling $1.3 million, and during the first quarter of fiscal 2015 the Company entered into $652,000 of advance payment arrangements. The Company will continue to seek similar terms in future agreements with this customer and other customers.

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of June 28, 2014, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework.”

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 28, 2014, Giga-tronics had no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A - RISK FACTORS

Other than discussed below there has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

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

NASDAQ stated in the February 12, 2014 letter that under the NASDAQ listing rules the Company had 45 calendar days to submit a plan to regain compliance. The Company submitted a plan on March 31, 2014. On April 10, 2014, the Company received a notification letter from NASDAQ advising the Company that an extension to August 11, 2014, had been granted to take the steps necessary to regain compliance with NASDAQ listing rule 5550(b) (1) and promptly thereafter to file a report describing the transaction or event enabling the company to satisfy the applicable requirement for continued listing.

The Company does not expect that its plans to comply with the required minimum of $2.5 million in shareholders’ equity will be successful by August 11, 2014. If the Company does not meet this requirement it plans to request a hearing and ask for an additional 180 day extension. NASDAQ may allow companies to remain listed during the hearing process that typically takes 30 to 45 days. There can be no assurances that the Company will be granted an additional 180 day extension. If the Company’s Common Stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its Common Stock would be traded on the Over-the-Counter Bulletin Board on or about the same day.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 5, 2014	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2014	/s/ Steven D. Lance
Steven D. Lance
Vice President of Finance
Chief Financial Officer & Secretary