Form 10-Q
period 2014-09-27
GIGA TRONICS INC
filed 2014-10-31
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 27, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [     ] No [ X ]

There were a total of 5,444,747 shares of the Registrant’s Common Stock outstanding as of October 27, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	September 27, 2014	March 29, 2014
Assets
Current assets:
Cash and cash-equivalents	$1,531	$1,059
Trade accounts receivable, net of allowance of $45 and $44, respectively	1,993	1,846
Inventories, net	3,673	3,321
Prepaid expenses and other current assets	350	349
Total current assets	7,547	6,575
Property and equipment, net	850	949
Other long term assets	81	69
Total assets	$8,478	$7,593

Liabilities and shareholders' equity
Current liabilities:
Line of credit	$563	$1,165
Current portion of long term debt	782	200
Accounts payable	1,495	1,430
Accrued payroll and benefits	698	755
Deferred revenue	2,156	1,329
Deferred rent	115	104
Capital lease obligations	86	147
Other current liabilities	470	472
Total current liabilities	6,365	5,602
Long term loan and warrant debt, net of discounts	537	672
Derivative liability-at estimated fair value	341	128
Long term obligations - deferred rent	177	237
Long term obligations - capital lease	75	77
Total liabilities	7,495	6,716

Shareholders' equity:
Convertible Preferred stock of no par value;
Authorized - 1,000,000 shares
Series A - designated 250,000 shares; no shares at September 27, 2014 and March 29, 2014 issued and outstanding	-	-
Series B, C, D - designated 19,500 shares; 18,533.51 shares at September 27, 2014 and March 29, 2014 issued and outstanding; (liquidation preference of $3,540)	2,911	2,911
Common stock of no par value;
Authorized - 40,000,000 shares; 5,444,747 shares at September 27, 2014 and 5,181,247 at March 29, 2014 issued and outstanding	16,680	16,224
Accumulated deficit	(18,608)	(18,258)
Total shareholders' equity	983	877
Total liabilities and shareholders' equity	$8,478	$7,593

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Month Periods Ended		Six Month Periods Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands except per share data)	2014	2013	2014	2013
Net sales	$5,110	$3,950	$9,618	$6,987
Cost of sales	2,794	2,629	5,464	4,542
Gross margin	2,316	1,321	4,154	2,445

Operating expenses:
Engineering	962	955	1,891	2,061
Selling, general and administrative	1,241	1,295	2,268	2,609
Restructuring	-	129	-	324
Total operating expenses	2,203	2,379	4,159	4,994

Operating income/( loss)	113	(1,058)	(5)	(2,549)

Gain on sale of product line	-	-	-	816
Gain/(loss) on adjustment of derivative liability to fair value	103	-	(90)	-
Other income	-	-	(2)	8
Interest expense, net	(78)	(19)	(137)	(31)
Accretion of loan and warrant debt discounts	(45)	-	(69)	-
Income / (loss) before income taxes	93	(1,077)	(303)	(1,756)
Provision for income taxes	-	-	47	2
Net income/(loss)	$93	$(1,077)	$(350)	$(1,758)

Earnings/ (loss) per common share - basic	$0.01	$(0.21)	$(0.07)	$(0.35)
Earnings/(loss) per common share - diluted	$0.01	$(0.21)	$(0.07)	$(0.35)

Weighted average shares used in per share calculation:
Basic	5,178	5,060	5,145	5,056
Diluted	5,720	5,060	5,145	5,056

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Month Periods Ended
	September 27,	September 28,
(In thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(350)	$(1,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153	108
Share based compensation	311	328
Loss on adjustment of derivative liability to fair value	90	-
Accretion of discounts on loan and warrant debt	69	-
Change in deferred rent	(49)	(37)
Changes in operating assets and liabilities	322	(430)
Net cash provided by (used in) provided by operating activities	546	(1,789)

Cash flows from investing activities:
Purchases of property and equipment	(16)	(212)
Net cash used in investing activities	(16)	(212)

Cash flows from financing activities:
Payments on capital leases	(101)	(40)
Proceeds from line of credit	5,975	-
Proceeds from issuance of debt	500	-
Proceeds from exercise of stock options	145	-
Proceeds from issuance of preferred stocks, net of issuance costs totaling $41	-	817
Repayments of line of credit	(6,577)	(262)
Net cash provided by (used in) financing activities	(58)	515

Increase (decrease) in cash and cash-equivalents	472	(1,486)

Beginning cash and cash-equivalents	1,059	1,882
Ending cash and cash-equivalents	$1,531	$396

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$120	$31

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$49	$49

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

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2015, ending on March 28, 2015 is a 52 week year, and fiscal year 2014, ended on March 29, 2014 was a 52 week year. Quarterly periods within each such fiscal year are in most cases 13 weeks as opposed to three calendar months. All references to three or six month periods, and years in the consolidated financial statements relate to fiscal periods or years rather than three or six month calendar quarters or calendar years.

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

In May 2014, the FASB amended the accounting standards by creating a new Topic 606 which is in response to a joint initiative of the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and international financial reporting standards that would:

1.	Remove inconsistencies and weaknesses in revenue requirements.
2.	Provide a more robust framework for addressing revenue issues.
3.	Improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.
4.	Provide more useful information to users of financial statements through improved disclosure requirements.
5.	Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact this new accounting standard will have on its financial statements.

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

In August 2014, the FASB issued ASU 2014-15 which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

 (2)       Going Concern and Management’s Plan

The Company incurred a net loss of $350,000 for the first six months of fiscal 2015 and $3,742,000 for the fiscal year ended March 29, 2014, which has contributed to an accumulated deficit of $18.6 million as of September 27, 2014.

In the first half of fiscal 2015 and all of fiscal 2014 the Company invested heavily in the development of a new Giga-tronics Division product platform. The Company anticipates long-term revenue growth and improved gross margins from the new product platform, but the delay in completing it contributed significantly to the losses of the Company. The new product platform’s first customer delivery occurred in the second quarter of fiscal 2015. Delays in shipping volume quantities, or longer than anticipated sales cycles, could significantly contribute to additional losses.

To help fund operations, the Company relies on advances under the line of credit with Silicon Valley Bank. However the Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay. (Note 13, Line of Credit). As of September 27, 2014, borrowings under the line of credit were $563,000.

These matters, along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

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

●

In the first three months of fiscal 2015 the Microsource business unit received a $6.2 million order (“NRE Order”) for the non-recurring engineering and for the delivery of a limited number of flight-qualified prototype hardware from a major aerospace company to develop a variant of its high performance fast tuning YIG filters for an aircraft platform. The Company expects to recognize the majority of revenue from the NRE Order in fiscal 2015. The Company expects to finalize in the next few months a multi-year follow-on order for approximately $10.0 million associated with the production units, which are anticipated to start shipping in April of 2016. No assurances can be given that the parties will agree on the final multi-year production agreement, or what the actual terms will be.

●	Also in the first three months of fiscal 2015 the Giga-tronics Division received a $2.4 million order from the United States Navy (“Navy”) for its Model 8003 Precision Scalar Analyzer product (“8003”). The Company recognized the associated revenue and invoiced the Navy in the first two quarters of fiscal 2015.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain of its customers whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2014 the Company entered into advance payment arrangements totaling $1.3 million, and during the first two quarters of fiscal 2015 the Company entered into $1.3 million of advance payment arrangements. The Company will continue to seek similar terms in future agreements with these and other customers.

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

The current year to date loss and the impacts of recurring losses in prior years have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard based on uncertainties with respect to the continued manufacturing and marketing efforts of the Company’s new product platform and the material adverse change clause in the Company’s line of credit agreement discussed above. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

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

Milestones are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review.

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

(4)            Inventories

(In thousands)	September 27, 2014	March 29, 2014
Raw materials	$1,845	$1,501
Work-in-progress	1,636	1,400
Finished goods	138	353
Demonstration inventory	54	67
Total	$3,673	$3,321

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

(6)            Earnings/Loss Per Share

Basic earnings (loss) per common share (EPS) is calculated by dividing net income or loss attributable to common shareholders by the weighted average common shares outstanding during the period. Net income attributable to common shareholders excludes distributed and undistributed earnings attributable to preferred stock, which constitute participating securities due to their dividend rights, and to which the Company applies the two-class method of calculating and presenting earnings per share. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options and warrants were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options and restricted stock are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period. The shares used in per share computations are as follows:

	Three Month Periods Ended		Six Month Periods Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands except per share data)	2014	2013	2014	2013
Net income/(loss) as reported	$93	$(1,077)	$(350)	$(1,758)
Net income attributable to participating securities	(25)
Net income/(loss) attributable to common shareholders	$68	$(1,077)	$(350)	$(1,758)

Weighted average:
Common shares outstanding	5,178	5,060	5,145	5,056
Potential common shares	542	-	-	-
Common shares assuming dilution	5,720	5,060	5,145	5,056

Net earnings/ loss per share - basic	$0.01	$(0.21)	$(0.07)	$(0.35)
Net earnings/ loss per share - diluted	$0.01	$(0.21)	$(0.07)	$(0.35)
Stock options not included in computation that could potentially dilute EPS in the future	957	1,798	1,770	1,798
Restricted stock awards not included in computation that could potentially dilute EPS in the future	187	122	237	122
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	-	1,853	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	-	1,017	1,277	1,017

The restricted stock awards and stock options not included in the computation of diluted earnings per share for the three month period ended September 27, 2014 are as a result of these instruments being anti-dilutive after application of the treasury method described above. The restricted stock awards, stock options, warrants and convertible preferred stock not included in the computation of diluted earnings per share (EPS) for the six month periods ended September 27, 2014 and September 28, 2013 and for the three months ended September 28, 2013 are a result of the Company’s net loss and, therefore, these instruments are anti-dilutive.

(7)     Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,250,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of September 27, 2014, no SAR’s have been granted under the option plan. As of September 27, 2014, the total number of shares of common stock available for issuance is 464,250. All outstanding options have either a five year or a ten year life. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period. There were 229,500 options granted in the second quarter of fiscal 2015 and for the first half of fiscal 2015 with weighted average grant date fair values of $1.75 per share. There were options for 258,750 shares granted in the second quarter of fiscal 2014 and options for 395,750 shares granted in the first half of fiscal 2014 with weighted average grant date fair values of $1.03 and $1.11 per share, respectively

Included in the options granted during fiscal 2014 are performance-based options for 100,000 shares granted as an inducement to an employee which were outside the 2005 plan. An additional portion of the options vest following the filing of the Company’s Form 10-K for fiscal 2015 provided certain bookings goals are achieved by the Company. No compensation cost was recognized for these stock options during the first quarter of fiscal 2015 or fiscal 2014 because management believed it was not probable that the performance criteria will be met. During the second quarter of fiscal 2015, management’s assessment changed as it now appears probable that the criteria will be met. The expense of $39,000 will be recognized ratably over the remaining vesting period. For the second quarter of fiscal 2015, $10,000 was recognized as compensation expense.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Six Month Periods Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Dividend yield	None	None	None	None
Expected volatility	91.47%	91.36%	91.47%	86.04%
Rish-free interest rate	1.66%	1.20%	1.66%	0.97%
Expected term (years)	8.36	8.36	8.36	7.85

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

A summary of the changes in stock options outstanding for the six month period ended September 27, 2014 and the fiscal year ended March 29, 2014 is as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic Value
	Shares	Exercise Price	Terms (Years)	(in thousands)
Outstanding at March 30, 2013	1,556,250	$1.62	6.8	$252
Granted	430,750	1.32
Exercised	-	-
Forfeited / Expired	248,250	1.72
Outstanding at March 29, 2014	1,738,750	$1.53	6.8	$113
Granted	229,500	2.12
Exercised	76,500	1.89
Forfeited / Expired	121,500	1.63
Outstanding at September 27, 2014	1,770,250	$1.59	7.2	$798

Exercisable at September 27, 2014	558,225	$1.68	5.9	$229

At September 27, 2014, expected to vest in the future	842,183	$1.55	7.7	$392

As of September 27, 2014, there was $853,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.3 years. There were 98,150 options that vested during the quarter ended September 27, 2014. There were 121,375 options that vested during the quarter ended September 28, 2013. The total grant date fair value of options vested during the quarters ended September 27, 2014 and September 28, 2013 was $104,000 and $142,000, respectively. There were 159,400 options that vested during the six month period ended September 27, 2014. There were 322,025 options that vested during the six month period ended September 28, 2013. The total grant date fair value of options vested during the six month periods ended September 27, 2014 and September 28, 2013 was $183,000 and $367,000, respectively. Options of 64,000 shares were exercised in the three month period ended September 27, 2014 and no shares were exercised in the three month period ended September 28, 2013. Options of 76,500 shares were exercised in the six month period ended September 27, 2014 and no shares were exercised in the six month period ended September 28, 2013. Share based compensation cost recognized in operating results for the three month periods ended September 27, 2014 and September 28, 2013 totaled $96,000 and $166,000, respectively. Share based compensation cost recognized in operating results for the six month periods ended September 27, 2014 and September 28, 2013 totaled $177,000 and $280,000, respectively.

During the three month period ended September 28, 2013, the vesting for 40,000 options was accelerated in connection with a termination agreement with a former employee. This modification did not result in any incremental compensation expense, however $38,000 of stock-based compensation expense was accelerated and recognized during the three month period ended September 28, 2013.

During the three and six months ended September 27, 2014, 25,000 options were exercised by certain members of the Company’s Board of Directors. No options were exercised by Board members in Fiscal 2014.

Restricted Stock

The Company granted 187,000 shares of restricted stock during the first half of fiscal 2015 to the members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2015. The weighted average grant date fair value was $2.47. The Company granted 71,500 shares of restricted stock during the first half of fiscal 2014 to certain members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2014. The weighted average grant date fair value was $1.53 per share. The Company also granted 30,000 shares of unrestricted stock during the first half of fiscal 2014 as part of a severance agreement with a former employee. The 30,000 shares did not have a restriction period because they vested immediately on the grant date, but are included in the roll forward schedule of restricted stock below because they were granted under the 2005 Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.

As of September 27, 2014, there was $393,000 of total unrecognized compensation cost related to restricted awards. That cost is expected to be recognized over a weighted average period of 0.8 years. Compensation cost was recognized for the restricted and unrestricted stock awards for the three and six month periods ended September 27, 2014 totaling $131,000 and $134,000, respectively. These amounts include $16,000 for performance awards based on bookings for which probability of attainment appears likely. Compensation cost was recognized for the restricted and unrestricted stock awards for the three and six month periods ended September 28, 2013 totaling $31,000 and $48,000, respectively. No amounts were included for performance awards based on bookings as their probability of attainment did not appear likely at that time.

A summary of the changes in non-vested restricted stock awards outstanding at September 27, 2014 and at March 29, 2014 is as follows:

		Wt. Avg.
		Grant Date
	Shares	Fair Value
Non-Vested at March 30, 2013	50,000	$1.18
Granted	101,500	1.53
Vested	30,000	1.53
Forfeited or cancelled	-	-
Non-Vested at March 29, 2014	121,500	$1.39
Granted	187,000	2.47
Vested	71,500	1.53
Forfeited or cancelled	-	-
Non-Vested at September 27, 2014	237,000	$2.20

8)     Significant Customer and Industry Segment Information

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

The tables below present information for the three and six month periods ended September 27, 2014 and September 28, 2013.

		Three Month Periods Ended			Three Month Periods Ended
(In thousands)	Sep. 27, 2014	September 27, 2014		Sep. 28, 2013	September 28, 2013
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$5,834	$2,915	$(1,054)	$4,589	$1,891	$(1,268)
Microsource	2,644	2,195	1,147	2,807	2,059	191
Total	$8,478	$5,110	$93	$7,396	$3,950	$(1,077)

		Six Month Periods Ended			Six Month Periods Ended
(In thousands)	Sep. 27, 2014	September 27, 2014		Sep. 28, 2013	September 28, 2013
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$5,834	$4,617	$(2,696)	$4,589	$3,797	$(1,752)
Microsource	2,644	5,001	2,346	2,807	3,190	(6)
Total	$8,478	$9,618	$(350)	$7,396	$6,987	$(1,758)

During the second quarter of fiscal 2015, one customer accounted for 37% of the Company’s consolidated revenues and was included in the Giga-tronics Division. A second customer accounted for 26% of the Company’s consolidated revenue for the three months ended September 27, 2014 and was primarily included in the Microsource segment. A third customer accounted for 15% of the Company’s consolidated revenue for the three months ended September 27, 2014 and was primarily included in the Microsource segment. During the second quarter of 2014, one customer accounted for 51% of the Company’s consolidated revenue and was primarily included in the Microsource segment. A second customer accounted for 13% and was included in the Giga-tronics Division.

During the first half of 2015, one customer accounted for 31% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 27% of the Company’s consolidated revenue for the six months ended September 27, 2014 and was included in the Giga-tronics Division. A third customer accounted for 19% of the Company’s consolidated revenue for the six months ended September 27, 2014 and was primarily included in the Microsource segment. One customer accounted for 44% of the Company’s consolidated revenues for the six months ended September 28, 2013 and was primarily included in the Microsource segment. A second customer accounted for 11% of the Company’s consolidated revenues for the six months ended September 28, 2013 and was included in the Giga-tronics Division.

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

The Company did not incur tax expense for the three months ended September 27, 2014 and September 28, 2013. The Company’s tax expense for the six months ending September 27, 2014 and September 28, 2013 was $47,000 and $2,000, respectively. The Company’s actual tax expense differed from the expected amount using statutory rates primarily as a result of the valuation allowance against deferred tax assets.

As of September 27, 2014, the Company had recorded $70,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due. However, as a result of the on-going examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015.

(10)        Warranty Obligations

The Company records a provision in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$63	$93	$61	$114
Provision, net	17	2	27	(9)
Warranty costs incurred	(7)	(15)	(15)	(25)
Balance at end of period	$73	$80	$73	$80

(11)     Restructuring

The Company took steps to reduce expenses and personnel by combining its operations in Santa Rosa into its San Ramon facility. This physical move was completed on May 31, 2013. Certain employee retention agreements were extended through December 2013. Substantially all of the restructuring costs are for the Microsource reportable segment. As of March 29, 2014 the Company had expensed $780,000 related to these restructuring costs, of which $195,000 was recorded in the first quarter of fiscal 2014 and $324,000 for the six months ended September 28, 2013. There were no restructuring costs during the first half of fiscal 2015 and the company does not anticipate any additional restructuring costs.

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

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair values of term loan and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3), and at September 27, 2014 and March 29, 2014 resulted in the carrying amounts approximating fair values due to the fact that the agreements were entered into near the balance sheet dates and in management’s opinion there were no significant changes to the credit risk of the instruments since they were issued, nor were there significant changes in interest rates or other market factors. The estimated fair value of the bifurcated conversion feature represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).  The Company had no assets or liabilities measured at fair value on a non-recurring basis, nor were there any transfers between Level 1 and Level 2 of the fair value hierarchy.

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

The New Amended Credit Facility contains a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year. When the Company is borrowing base eligible, the collateral handling fee is not applicable. Interest accrues on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). When the Company is borrowing base eligible, any borrowings under the New Amended Credit Facility can be repaid and such repaid amounts re-borrowed until the maturity date. When the Company is not borrowing base eligible, advances are made on the New Amended Credit facility on individual accounts receivable and the Company is required to instruct its customers to remit payments to a lockbox at the Bank and when the Company is not borrowing base eligible, such payments are applied by the Bank to the line of credit to the extent monies were advanced to the Company based on such specific accounts receivable.  As of September 27, 2014, the Company was borrowing base eligible and had outstanding borrowings of $563,000 which have been classified as a current liability since the New Amended Credit Facility expires in less than twelve months.

As of March 29, 2014, the Company was not borrowing base eligible and, as a result, the Company’s outstanding borrowings under the New Amended Credit Facility of $1.2 million was classified as a current liability.

As of September 27, 2014 the borrowing of $563,000 was approximately at two-thirds of the maximum borrowing capacity while the $1.2 million drawn at March 29, 2014 approached the maximum borrowing capacity under the Line of Credit. No material additional amounts were available to draw at June 28, 2014 or March 29, 2014. The Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

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

On June 16, 2014, the Company amended its loan agreement with PFG (the “Amendment”). Under the terms of the Amendment, PFG made a revolving credit line available to Giga-tronics in the amount of $500,000, and the Company borrowed the entire amount on June 17, 2014. The revolving line has a thirty-three month term. The Amendment reduced the future amount potentially available for the Company to borrow under the PFG Loan agreement ($500,000) if the Company does not meet the performance milestones required under the agreement. As of September 27, 2014, the Company has total debt outstanding of $1.5 million with PFG.

Interest on the initial $1.0 million term loan is fixed at 9.75% per annum and required monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and unearned interest payments.

Interest on the $500,000 revolving line is fixed, calculated on a daily basis at a rate of 12.50% per annum. The Company may prepay the loan at any time prior to the March 13, 2017 maturity date without a penalty. Beginning in October 2014, PFG has the right to convert the $500,000 revolving loan into a term loan and require principal payments to be amortized over the remaining loan term.

The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the SVB lien described in Note 13, and limits borrowing under the SVB credit line to $3.0 million. The Company paid a loan fee of $30,000 for the First Draw, $15,000 for the Amendment, and will pay $5,000 if the final $500,000 is drawn. The loan fees paid are recorded as prepaid expenses and amortized to interest expense over the remaining term of the PFG amended loan agreement

The amended loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. The lender can accelerate the maturity of the loan in case of a default. As of September 27, 2014, the Company was in compliance with the financial covenants.

The loan agreement also provided for the issuance of warrants convertible into 300,000 shares of the Company’s common stock, of which 180,000 were exercisable upon receipt of the initial $1.0 million from the First Draw, 80,000 became exercisable with the Amendment, and 40,000 would become exercisable if the remaining $500,000 is funded. Each warrant issued under the loan agreement has a term of five years from the First Draw and an exercise price of $1.42 which is equal to the average NASDAQ closing price of the Company’s common stock for the ten trading days prior to the First Draw. The number of shares exercisable under each of the aforementioned warrant agreements is subject to downward adjustment from 180,000 to 155,000, 80,000 to 67,500 and 40,000 to 27,500, respectively, if the Company achieves net sales of at least $18.0 million and net income of at least $1.0 million in fiscal 2015.

If the warrants are not exercised before expiration on March 13, 2019, the Company would be required to pay PFG $150,000 and $67,000 as settlement for warrants associated with the First Draw and the Amendment, respectively together with $33,000 assuming the Company borrowed the remaining $500,000 and the associated warrants to be issued in connection therewith were not exercised by PFG. The warrants could be settled for cash at an earlier date in the event of any acquisition or other change in control of the Company, future public issuance of Company securities or liquidation (or substantially similar event) of the Company. The Company currently has no plans for any of the aforementioned events, and as a result, the cash payment date is estimated to be the expiration date unless warrants are exercised before then. Due to the fixed payment amount on the expiration date, the warrant structure is in substance a debt arrangement (the “Warrant Debt”) with a zero interest rate, a fixed maturity date and a feature that makes the debt convertible to common stock. The conversion feature is an embedded derivative and due to the downward adjustment feature based on performance criteria is not considered indexed solely to the Company’s stock. Thus, for accounting purposes, the conversion feature is bifurcated and accounted for separately from the host debt instrument as a derivative liability measured at fair value which resulted in an initial carrying value of $128,000 for the derivative liability associated with the warrants issued in connection with the First Draw and an initial carrying value of $123,000 for the derivative liability associated with the warrants issued in connection with the Amendment. As of September 27, 2014, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $235,000 and $106,000, respectively, for a combined value of $341,000. As of June 28, 2014, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $308,000 and $136,000, respectively, for a combined value of $444,000. The change in the fair value of the derivative liabilities since June 28, 2014 totaled $103,000 and is reported in earnings as gain on adjustment of derivative liability to fair value for the three months ended September 27, 2014. The change in the fair value of the derivative liabilities since their respective dates of issuance totaled $90,000 and is reported in earnings as loss on adjustment of derivative liability to fair value.

The proceeds from the initial $1.0 million First Draw were allocated between the PFG Loan and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $822,000 and $178,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at its $128,000 estimated fair value resulting in a remaining carrying value of $50,000 associated with the Warrant Debt. The resulting discounts of $178,000 on the PFG Loan and $100,000 on the Warrant Debt are being accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. Accretion expense for the three and six months ended September 27, 2014 was $26,000 and $50,000, respectively.

The proceeds from the $500,000 credit line issued in connection with the Amendment were allocated between the PFG Loan and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $365,000 and $135,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at its $123,000 estimated fair value resulting in a remaining carrying value of $12,000 associated with the Warrant Debt. The resulting discounts of $135,000 on the PFG Loan and $55,000 on the Warrant Debt will be accreted to interest expense under the effective interest method over the thirty-three month remaining term of the PFG Loan and the fifty-seven month remaining term of the Warrant Debt. Accretion expense for the three and six months ended September 27, 2014 was $19,000.

(15)      Series B, C, D Convertible Voting Perpetual Preferred Stock and Warrants

On November 10, 2011, the Company received $2,199,000 in cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”), an investment vehicle sponsored by Active Value Investors, LLC, under a Securities Purchase Agreement entered into on October 31, 2011. Under the terms of the Securities Purchase Agreement, the Company issued 9,997 shares of its Series B Convertible Voting Perpetual Preferred Stock (“Series B Preferred Stock”) to the Investor at a price of $220 per share. The Company has recorded $2.0 million as Series B Preferred Stock on the consolidated balance sheet. This amount is net of stock offering costs of approximately $202,000 and represents the value attributable to both the convertible preferred stock and warrants issued to the Investor. After considering the value of the warrants, the effective conversion price of the preferred stock was greater than the common stock price on date of issue and therefore no beneficial conversion feature was present.

On February 19, 2013, the Company entered into a Securities Purchase Agreement (the “SPA”) pursuant to which it agreed to sell 3,424.65 shares of its Series C Convertible Voting Perpetual Preferred Stock (“Series C Preferred Stock”) to the Investor, for aggregate consideration of $500,000, which is approximately $146.00 per share. The Company has recorded $457,000 as Series C Preferred Stock on the consolidated balance sheet, which is net of stock offering costs of approximately $43,000. After considering the reduction in the value of the warrant, the effective conversion price of the preferred stock was greater than the common stock price on the date of issue and therefore no beneficial conversion feature was present.

On July 8, 2013 the Company received $817,000 in net cash proceeds from the Investor under a Securities Purchase Agreement. The Company sold to the Investor 5,111.86 shares of its Series D Convertible Voting Perpetual Preferred Stock (Series D Preferred Stock) and a warrant to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. The allocation of the $858,000 in gross proceeds from issuance of Series D Preferred Stock based on the relative fair values resulted in an allocation of $498,000 (which was recorded net of $41,000 of issuance costs) to Series D Preferred Stock and $360,000 to Common Stock.  In addition, because the effective conversion rate based on the $498,000 allocated to Series D Preferred Stock was $0.97 per common share which was less than the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date.  The beneficial conversion feature totaled $238,000 and was recorded as a reduction of common stock and an increase to accumulated deficit.

The Investor also holds warrants to purchase 1,017,405 shares at an exercise price of $1.43 per share.

The table below presents information for the periods ended September 27, 2014 and March 29, 2014.

Preferred Stock

As of September 27, 2014 and March 29,2014

	Designated	Shares	Shares	Liquidation
	Shares	Issued	Outstanding	Preference
Series B	10,000.00	9,997.00	9,997.00	$2,309,000
Series C	3,500.00	3,424.65	3,424.65	500,000
Series D	6,000.00	5,111.86	5,111.86	731,000
Total	19,500.00	18,533.51	18,533.51	$3,540,000

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 29, 2014 Part I, under the heading “Risk Factors”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

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

In the first three months of fiscal 2015 the Giga-tronics Division received a $2.4 million order from the United States Navy (“Navy”) for its Model 8003 Precision Scalar Analyzers product (“8003”). The Navy was a significant customer for the Company in the second quarter and first half of fiscal 2015. In the first half of fiscal 2014 the Giga-tronics Division had a broad range of customers, both domestic and international, and one significant reseller.

In the first three months of fiscal 2015 the Microsource business unit received a $6.2 million order (“NRE Order”) for non-recurring engineering and for delivery of a limited number of flight-qualified prototype hardware from a major aerospace company to develop a variant of its high performance fast tuning YIG filters for an aircraft platform. The Company expects to recognize the majority of revenue in fiscal 2015 from the order. The Company expects to finalize in the next few months a multi-year follow-on order for approximately $10.0 million associated with the production units, which are anticipated to start shipping in April of 2016.

In the second quarter and first half of fiscal 2015, almost all of the orders and sales for the Microsource business unit were from two large aerospace customers. Almost all the orders and revenue for the Microsource business is associated with programs for retrofitting radar filter components on existing military aircraft and radar filter components for new military aircraft being manufactured. The timing of orders and milestone achievements associated with this customer causes significant differences in orders, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another.

The Navy 8003 order and the Microsource NRE Order received early in fiscal 2015 resulted in significant improvements to sales and results of operations in the second quarter and first half of fiscal 2015, when compared to the same periods in fiscal 2014. We expect to see continued improvements in operating results for the remainder of fiscal 2015, when compared to fiscal 2014, as we continue to deliver on the Microsource NRE Order.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Months Ended
(Dollars in thousands)	September 27, 2014	September 28, 2013	% change
Giga-tronics Division	$1,223	$2,707	(55%)
Microsource	114	845	(87%)
Total	$1,337	$3,552	(62%)

	Six Months Ended
(Dollars in thousands)	September 27, 2014	September 28, 2013	% change
Giga-tronics Division	$4,553	$4,958	(8%)
Microsource	6,575	917	617%
Total	$11,128	$5,875	89%

New orders received in the second quarter of fiscal 2015 decreased by 62% to $1.3 million from the $3.6 million received in the second quarter of fiscal 2014. New orders for the Giga-tronics Division saw a $283,000 decrease associated with legacy Signal Generator products and a $230,000 decrease associated with legacy Switching products, both due to timing of orders placed by customers over the fiscal year. The decrease for the Giga-tronics Division is also the result of two initial product orders received in the second quarter of fiscal 2014, but not due until late fiscal 2015. In the second quarter of fiscal 2014 the Company received a $476,000 order for a new Switch product and the $330,000 initial order for the Company’s new product platform, both due late in fiscal 2015. New orders for the Microsource Division decreased due to the timing of large Microsource orders for radar filter components from two aerospace companies.

New orders received in the first half of fiscal 2015 increased 89% to $11.1 million from the $5.9 million received in the first half of fiscal 2014. The increase in orders is primarily due to the Microsource business unit in the first quarter of fiscal 2015 being awarded an approximately $6.2 million NRE contract from a large aerospace company. The decrease in the Giga-tronics Division was primarily the two initial product orders received in the second quarter of fiscal 2014, but not due until late fiscal 2015, as described in the previous paragraph.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
	September 27,	September 28,
(Dollars in thousands)	2014	2013	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$2,235	$2,212	1%
Microsource	5,945	3,170	88%
Total	$8,180	$5,382	52%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$2,235	$2,212	1%
Microsource	4,972	3,170	57%
Total	$7,207	$5,382	34%

Backlog at the end of the second quarter of fiscal 2015 increased 52% compared to the end of the same period last year. The increase in backlog is primarily due to the $6.2 million NRE Order the Microsource business unit received in the first quarter of fiscal 2015.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Months Ended
(Dollars in thousands)	September 27, 2014	September 28, 2013	% change
Giga-tronics Division	$2,915	$1,891	54%
Microsource	2,195	2,059	7%
Total	$5,110	$3,950	29%

	Six Months Ended
(Dollars in thousands)	September 27, 2014	September 28, 2013	% change
Giga-tronics Division	$4,617	$3,797	22%
Microsource	5,001	3,190	57%
Total	$9,618	$6,987	38%

Net sales in the second quarter of fiscal 2015 were $5.1 million, a 29% increase from the $4.0 million in fiscal 2014, primarily due to the Giga-tronics Division partial fulfillment of the Navy 8003 order.

Net sales in the first half of fiscal 2015 increased 38% to $9.6 million from the $7.0 million in the first half of fiscal 2014. Sales for the Giga-tronics Division increased 22% primarily due to the fulfillment of the Navy 8003 order. Sales for Microsource increased 57% primarily due to the partial fulfillment of the NRE Order with a large aerospace company.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Months Ended
(Dollars in thousands)	September 27, 2014	September 28, 2013	% change
Cost of sales	$2,794	$2,629	6%

	Six Months Ended
(Dollars in thousands)	September 27, 2014	September 28, 2013	% change
Cost of sales	$5,464	$4,542	20%

Cost of sales as a percentage of sales decreased for the second quarter of fiscal 2015 to 54.7% compared to 66.6% for the second quarter of fiscal 2014. Cost of sales as a percentage of sales also decreased for the six months ended September 27, 2014 to 56.8% compared to 65.0% from the first half of fiscal 2014. The percentage decreases were primarily due to the fulfilment of the Microsource NRE Order, which had a lower cost of sales compared to product sales.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Months Ended
(Dollars in thousands)	September 27, 2014	September 28, 2013	% change
Engineering	$962	$955	1%
Selling, general and administrative	1,241	1,295	(4%)
Restructuring	-	129	(100%)
Total	$2,203	$2,379	(7%)

	Six Months Ended
(Dollars in thousands)	September 27, 2014	September 28, 2013	% change
Engineering	$1,891	$2,061	(8%)
Selling, general and administrative	2,268	2,609	(13%)
Restructuring	-	324	(100%)
Total	$4,159	$4,994	(17%)

Operating expenses decreased 7% or $176,000 in the second quarter of fiscal 2015 over fiscal 2014. The decrease is primarily due to the completion of restructuring activities in fiscal year 2014, (Note 11, Restructuring).

Operating expenses decreased 17% or $835,000 in the first half of fiscal 2015 over fiscal 2014. Engineering expenses decreased $170,000 primarily due to a portion of our engineers being assigned to the Microsource NRE Order which is recorded as cost of sales. Selling, general and administrative decreased by $341,000 primarily due to personnel and other cost reductions over the prior eighteen months. The restructuring activities were completed in fiscal year 2014. (Note 11, Restructuring).

Gain on the Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $816,000 during the first quarter of fiscal 2014 and $913,000 for all of fiscal 2014. (Note 5, Gain on Sale of Product Line).

Derivative Liability and Accretion of Discounts on Term Loan and Warrant Debt Notes

The Company recorded a gain of $103,000 for the three months ended September 27, 2014, and a loss of $90,000 for the six months ended September 27, 2014, in association with the revaluation of the PFG debt derivative liability. The Company also recorded accretion of discount expense associated with the warrants issued with the PFG Loan of $45,000 for the three months ended September 27, 2014, and $69,000 for the six months ended September 27, 2014. (Note 14, Term Loan, Revolving Line of Credit and Warrants).

Net Interest Expense

Net interest expense for the second quarter of fiscal 2015 was $78,000, an increase of $59,000 over the second quarter of fiscal 2014. Net interest expense for the first half of fiscal 2015 was $137,000, an increase of $106,000 over the first half of fiscal 2014. The fiscal 2015 increases were primarily driven by borrowings under the SVB line of credit and the loans with PFG.

Net Income and Net Loss

Giga-tronics recorded net income of $93,000 for the second quarter of fiscal 2015 versus a net loss of $1.1 million in the second quarter of fiscal 2014. The profit in the second quarter of fiscal 2015 compared to the loss in the second quarter of fiscal 2014 was primarily due to increased revenues associated with the Microsource NRE Order and the Navy 8003 order.

Giga-tronics recorded a net loss of $350,000 for the first half of fiscal 2015 versus a net loss of $1.8 million the first half of fiscal 2014. The lower net loss in the first half of fiscal 2015 compared to the first half of fiscal 2014 was primarily due to increased revenues associated with the Microsource NRE Order and the Navy 8003 order, and the decrease in operating expenses discussed above.

Financial Condition and Liquidity

As of September 27, 2014, Giga-tronics had $1.5 million in cash and cash equivalents, compared to $1.1 million as of March 29, 2014.

Working capital at September 27, 2014 and March 29, 2014 was $1.2 million and $1.0 million, respectively. The current ratio (current assets divided by current liabilities) at September 27, 2014 was 1.19 compared to 1.17 on March 29, 2014.

Cash provided from operating activities was $546,000 for the six month period ended September 27, 2014. Cash provided from operating activities in the first half of 2015 primarily resulted from an increase in deferred revenue of $827,000 offset by an increase in inventory of $352,000. Deferred revenues and inventories increased due advance payment arrangements from customers and the associated inventory purchases.

Cash used in operating activities amounted to $1.8 million for the six month period ended September 28, 2013. Cash used in operating activities for the first half of fiscal year 2014 was primarily attributed to an operating loss of $2.5 million, and a $1.1 million decrease in deferred revenue associated with the milestone achievements of the Microsource business for a large aerospace contract. These amounts were partially offset by proceeds on the gain on sale of a product line to Teradyne of $816,000 (Note 5, Gain on Sale of Product Line), and a decrease in inventory of $900,000.

Additions to property and equipment were $16,000 in the first half of 2015 compared to $212,000 for the same period last year. The additions in the first half of fiscal 2015 were associated with equipment needed to manufacture the new product platform. The additions in the prior year were primarily due to leasehold improvements associated with the move of the Microsource manufacturing to the San Ramon facility.

Cash used in financing activities for the first half ended September 27, 2014 was $58,000, primarily due to a net decline of $602,000 in the use of the line of credit from Silicon Valley Bank which was partially offset by $500,000 of additional debt proceeds received from PFG. On June 16, 2014, the Company amended its loan agreement with PFG. Under the terms of the amendment, PFG made a revolving line available to Giga-tronics in the amount of $500,000 for which the Company borrowed the entire amount on June 17, 2014. The Company now has total debt of $1.5 million with PFG. The amended loan agreement also provides for the Company’s ability to request an additional term loan of up to $500,000 in Fiscal 2015 if the Company meets the performance criteria discussed above. (Note 14, Term Loan, Revolving Line of Credit, and Warrants).

As of September 27, 2014, the Company’s outstanding borrowings under the New Amended Credit Facility with SVB were $563,000. Management intends to draw upon the New Amended Credit Facility throughout fiscal 2015 to meet projected cash requirements. As of September 27, 2014, the line of credit was at approximately two-thirds of its maximum borrowing capacity. SVB may terminate or suspend advances under the line of credit if SVB determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

The Company incurred a net loss of $350,000 for the first six months of fiscal 2015 and significant losses in prior years, which has contributed to an accumulated deficit of $18.6 million as of September 27, 2014.

In the first half of fiscal 2015 and all of fiscal 2014 the Company invested heavily in the development of a new Giga-tronics Division product platform. The Company anticipates long-term revenue growth and improved gross margins from the new product platform, but the delay in completing it contributed significantly to the losses of the Company. The new product platform’s first customer delivery occurred in the second quarter of fiscal 2015. Delays in shipping volume quantities, or longer than anticipated sales cycles, could significantly contribute to additional losses.

To help fund operations, the Company relies on advances under the line of credit with Silicon Valley Bank. However the Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay. (Note 13, Line of Credit). As of September 27, 2014, borrowings under the line of credit were $563,000.

These matters, along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

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

●

In the first three months of fiscal 2015 the Microsource business unit received a $6.2 million order (“NRE Order”) for the non-recurring engineering and for the delivery of a limited number of flight-qualified prototype hardware from a major aerospace company to develop a variant of its high performance fast tuning YIG filters for an aircraft platform. The Company expects to recognize the majority of revenue from the NRE Order in fiscal 2015. The Company expects to finalize in the next few months a multi-year follow-on order for approximately $10.0 million associated with the production units, which are anticipated to start shipping in April of 2016. No assurances can be given that the parties will agree on the final multi-year production agreement, or what the actual terms will be.

●

Also in the first three months of fiscal 2015 the Giga-tronics Division received a $2.4 million order from the United States Navy (“Navy”) for its Model 8003 Precision Scalar Analyzer product (“8003”). The Company recognized the associated revenue and invoiced the Navy in the first two quarters of fiscal 2015.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain of its customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2014 the Company entered into advance payment arrangements totaling $1.3 million, and during the first two quarters of fiscal 2015 the Company entered into $1.3 million of advance payment arrangements. The Company will continue to seek similar terms in future agreements with these and other customers.

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

The current year loss and the impacts of recurring losses in prior years have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard based on uncertainties with respect to the continued manufacturing and marketing efforts of the Company’s new product platform and the material adverse change clause in the Company’s line of credit agreement discussed above. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of September 27, 2014, the Company’s internal control over financial reporting was effective based on the criteria described in the 1992 “COSO Internal Control – Integrated Framework.”

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 27, 2014, Giga-tronics had no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A - RISK FACTORS

Other than discussed below there has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

Ability to stay listed for trading on The NASDAQ Capital Market

The Company received a notification letter from The NASDAQ Stock Market (“NASDAQ”) dated February 12, 2014, advising the Company of its failure to comply with the required minimum of $2,500,000 in shareholders’ equity for continued listing on The Nasdaq Capital Market, pursuant to NASDAQ listing rule 5550(b)(1). The Company fell below the minimum requirement with reported shareholders’ equity of $2,044,000 in its Form 10-Q for the quarterly period ended December 28, 2013.

NASDAQ stated in the February 12, 2014 letter that under the NASDAQ listing rules the Company had 45 calendar days to submit a plan to regain compliance. The Company submitted a plan on March 31, 2014, and NASDAQ notified the Company on April 10, 2014 of NASDAQ’s acceptance of the plan and the granting of an extension to comply with the required minimum of $2,500,000 in shareholders’ equity by August 11, 2014. The terms of the extension required the Company to complete certain contemplated sales or other transactions by August 11, 2014, but the Company was unable to do so. The Company reported shareholders’ equity of $540,000 in its Form 10-Q as of its quarter end on June 28, 2014.

On August 14, 2014, the Company received a notification letter from NASDAQ advising the Company of its failure to comply with the terms of the extension granted to meet the required minimum in shareholders’ equity. The Company requested, and was granted, a hearing initially scheduled on October 3, 2014. The hearing has since been postponed until November 6, 2014.

No assurance can be given as to the decision that the hearing panel might make. If the decision is to confirm the delisting, the Company has the right to appeal to the Nasdaq Listing Council. An appeal must include payment of a $10,000 appeal fee. An appeal does not operate as a stay of the hearing panel’s decision. The Listing Council has authority to grant an exception to the listing requirements for a period not longer than 360 days from the date of the original staff delisting determination, which was February 12, 2014. If the Company’s Common Stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its Common Stock would be traded on the Over-the-Counter Bulletin Board on or about the same day or shortly thereafter.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	October 31, 2014	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2014	/s/ Steven D. Lance
Steven D. Lance
Vice President of Finance
Chief Financial Officer & Secretary