Form 10-Q
period 2014-12-27
GIGA TRONICS INC
filed 2015-01-29
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 27, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [     ] No [ X ]

There were a total of 5,444,747 shares of the Registrant’s Common Stock outstanding as of January 29, 2015.

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

PART I - FINANCIAL SYSTEMS

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share data)	December 27, 2014	March 29, 2014
Assets
Current assets:
Cash and cash-equivalents	$1,396	$1,059
Trade accounts receivable, net of allowance of $45 and $44, respectively	2,532	1,846
Inventories, net	3,275	3,321
Prepaid expenses and other current assets	246	349
Total current assets	7,449	6,575
Property and equipment, net	780	949
Other long term assets	78	69
Total assets	$8,307	$7,593
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$1,622	$1,165
Current portion of long term debt	801	200
Accounts payable	1,035	1,430
Accrued payroll and benefits	563	755
Deferred revenue	1,519	1,329
Deferred rent	121	104
Capital lease obligations	72	147
Other current liabilities	380	472
Total current liabilities	6,113	5,602
Long term loan and warrant debt, net of discounts	464	672
Derivative liability –at estimated fair value	235	128
Long term obligations - deferred rent	144	237
Long term obligations - capital lease	67	77
Total liabilities	7,023	6,716
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value; Authorized - 1,000,000 shares
Series A - designated 250,000 shares; no shares at December 27, 2014 and March 29, 2014 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at December 27, 2014 and March 29, 2014 issued and outstanding; (liquidation preference of $3,540)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 5,444,747 shares at December 27, 2014 and 5,181,247 at March 29, 2014 issued and outstanding	16,914	16,224
Accumulated deficit	(18,541)	(18,258)
Total shareholders' equity	1,284	877
Total liabilities and shareholders' equity	$8,307	$7,593

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	December 27,	December 28,	December 27,	December 28,
(In thousands except per share data)	2014	2013	2014	2013
Net sales	$4,509	$3,417	$14,127	$10,404
Cost of sales	2,637	2,130	8,101	6,672
Gross margin	1,872	1,287	6,026	3,732

Operating expenses:
Engineering	672	979	2,563	3,040
Selling, general and administrative	1,133	1,066	3,401	3,674
Restructuring	—	36	—	360
Total operating expenses	1,805	2,081	5,964	7,074

Operating income/(loss)	67	(794)	62	(3,342)

Gain on sale of product line	—	97	—	913
Gain on adjustment of derivative liability to fair value	107	—	16	—
Other income	—	—	—	7
Interest expense, net	(62)	(21)	(199)	(52)
Accretion of loan and warrant debt discounts	(45)	—	(115)	—
Income/(loss) before income taxes	67	(718)	(236)	(2,474)
Provision for income taxes	—	—	47	2
Net income/(loss)	$67	$(718)	$(283)	$(2,476)

Earnings/(loss) per common share – basic	$0.01	$(0.14)	$(0.05)	$(0.49)
Earnings/(loss) per common share – diluted	$0.01	$(0.14)	$(0.05)	$(0.49)

Weighted average shares used in per share calculation:
Basic	5,208	5,060	5,166	5,057
Diluted	5,463	5,060	5,166	5,057

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Month Periods Ended
	December 27,	December 28,
(In thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(283)	$(2,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	166
Share based compensation	545	395
Loss on adjustment of derivative liability to fair value	(16)	—
Accretion of discounts on loan and warrant debt	115	—
Change in deferred rent	(76)	(59)
Changes in operating assets and liabilities	(1,035)	457
Net cash used in operating activities	(513)	(1,517)

Cash flows from investing activities:
Purchases of property and equipment	(30)	(262)
Net cash used in investing activities	(30)	(262)

Cash flows from financing activities:
Payments on capital leases	(123)	(60)
Proceeds from line of credit	8,125	136
Proceeds from issuance of debt	500	—
Proceeds from exercise of stock options	145	—
Proceeds from issuance of preferred stocks, net of issuance costs totaling $41	—	817
Repayments of line of credit	(7,668)	(40)
Repayments of debt	(99)	—
Net cash provided by financing activities	880	853

Increase/(decrease) in cash and cash-equivalents	337	(926)

Beginning cash and cash-equivalents	1,059	1,882
Ending cash and cash-equivalents	$1,396	$956

Supplementary disclosure of other cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$172	$52

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$49	$86

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

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2015, ending on March 28, 2015 is a 52 week year, and fiscal year 2014, ended on March 29, 2014 was a 52 week year. Quarterly periods within each such fiscal year are in most cases 13 weeks as opposed to three calendar months. All references to three or nine month periods, and years in the consolidated financial statements relate to fiscal periods or years rather than three or nine month calendar quarters or calendar years.

Derivatives The Company accounts for free standing derivatives and embedded derivatives required to be bifurcated and accounted for on a stand-alone basis at estimated fair value. Changes in fair value are reported in earnings as gain or loss on adjustment of derivative liability to fair value.

New Accounting Standards In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update that changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2016. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

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

 (2)       Going Concern and Management’s Plan

The Company incurred a net loss of $283,000 for the first nine months of fiscal 2015 and $3,742,000 for the fiscal year ended March 29, 2014. These losses contributed to an accumulated deficit of $18.5 million as of December 27, 2014.

In the first nine months of fiscal 2015 and all of fiscal 2014 the Company invested heavily in the development of a new Giga-tronics Division product platform, the Advanced Signal Generation System. The Company anticipates long-term revenue growth and improved gross margins from the new product platform, but the delay in completing it contributed significantly to the losses of the Company. The Advanced Signal Generation System's initial customer deliveries occurred in the second and third quarters of fiscal 2015, and are approaching final customer acceptance. Additional delays in shipping volume quantities, or longer than anticipated sales cycles, could significantly contribute to additional losses.

To help fund operations, the Company relies on advances under the line of credit with Silicon Valley Bank. However the Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay. (Note 13, Line of Credit). As of December 27, 2014, borrowings under the line of credit were $1.6 million.

These matters, along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

On June 16, 2014, Giga-tronics amended its loan agreement with Partners For Growth IV, L.P. (“PFG”). Under the terms of the amendment, PFG made a revolving line of credit available to Giga-tronics in the amount of $500,000 and the Company borrowed the entire amount on June 17, 2014. The Company’s original agreement with PFG was entered into on March 13, 2014 under which the Company received $1.0 million from a three-year term loan. Pursuant to the amended loan agreement, the Company may borrow an additional $500,000. The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due.

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

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain of its customers whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2014 the Company entered into advance payment arrangements totaling $1.3 million, and during the first three quarters of fiscal 2015 the Company entered into $1.4 million of advance payment arrangements. The Company will continue to seek similar terms in future agreements with these and other customers.

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

Milestones are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review. During the three and nine months ended December 27, 2014 revenue recognized on a milestone basis were $1.6 million and $4.5 million respectively. During the three and nine months ended December 28, 2013 revenue recognized on a milestone basis were $89,000 and $397,000, respectively.

On certain contracts with several of the Company’s significant customers the Company receives payments in advance of manufacturing. Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above have been met.

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

(4) Inventories

(In thousands)	December 27, 2014	March 29, 2014
Raw materials	$1,674	$1,501
Work-in-progress	1,456	1,400
Finished goods	73	353
Demonstration inventory	72	67
Total	$3,275	$3,321

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

The shares used in per share computations are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
	December 27,	December 28,	December 27,	December 28,
(In thousands except per share data)	2014	2013	2014	2013
Net income/(loss) as reported	$67	$(718)	$(283)	$(2,476)
Net income/(loss) attributable to participating securities	(18)	—	—	—
Net income/(loss) attributable to common shareholders	$49	$(718)	$(283)	$(2,476)

Weighted average:
Common shares outstanding	5,208	5,060	5,166	5,057
Potential common shares	255	—	—	—
Common shares assuming dilution	5,463	5,060	5,166	5,057

Net earnings/(loss) per common share – basic	$0.01	$(0.14)	$(0.05)	$(0.49)
Net earnings/(loss) per common share - diluted	$0.01	$(0.14)	$(0.05)	$(0.49)
Stock options not included in computation that could potentially dilute EPS in the future	1,376	1,751	1,759	1,751
Restricted stock awards not included in computation that could potentially dilute EPS in the future	187	122	237	122
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	—	1,853	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	—	1,017	1,277	1,017

The restricted stock awards and stock options not included in the computation of diluted earnings per share for the three month period ended December 27, 2014 are as a result of these instruments being anti-dilutive after application of the treasury method described above. The restricted stock awards, stock options, warrants and convertible preferred stock not included in the computation of diluted earnings per share (EPS) for the nine month periods ended December 27, 2014 and December 28, 2013 and for the three months ended December 28, 2013 are a result of the Company’s net loss and, therefore, these instruments are anti-dilutive.

(7)     Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,250,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of December 27, 2014, no SAR’s have been granted under the option plan. As of December 27, 2014, the total number of shares of common stock available for issuance is 475,650. All outstanding options have either a five year or a ten year life. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period. There were 35,000 options granted in the third quarter of fiscal 2015 and options for 264,500 granted in the first nine months of fiscal 2015 with weighted average grant date fair values of $1.23 and $1.68 per share, respectively. There were options for 35,000 shares granted in the third quarter of fiscal 2014 and options for 430,750 shares granted in the first nine months of fiscal 2014 with weighted average grant date fair values of $1.05 and $1.09 per share, respectively.

Included in the options granted during fiscal 2014 are performance-based options for 100,000 shares granted as an inducement to an employee which were outside the 2005 plan. A portion of the options vest following the filing of the Company’s Form 10-K for fiscal 2015 provided certain bookings goals are achieved by the Company. No compensation cost had been recognized for these stock options through the first quarter of fiscal 2015 or during fiscal 2014 because management believed it was not probable that the performance criteria would be met. During the second quarter of fiscal 2015, management’s assessment changed as it now appears probable that the criteria will be met. The expense of $39,000 will be recognized ratably over the remaining vesting period. For the third quarter of fiscal 2015, $10,000 was recognized as compensation expense.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Nine Month Periods Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Dividend yield	—	—	—	—
Expected volatility	93.03%	88.38%	91.68%	86.33%
Risk-free interest rate	1.62%	1.37%	1.65%	1.02%
Expected term (years)	8.36	8.36	8.36	7.91

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

A summary of the changes in stock options outstanding for the nine month period ended December 27, 2014 and the fiscal year ended March 29, 2014 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 30, 2013	1,556,250	$1.62	6.8	$252
Granted	430,750	1.32
Exercised	—	—
Forfeited / Expired	248,250	1.72
Outstanding at March 29, 2014	1,738,750	$1.53	6.8	$113
Granted	264,500	$2.04
Exercised	76,500	$1.89
Forfeited / Expired	167,900	$1.72
Outstanding at December 27, 2014	1,758,850	$1.58	6.9	$217

Exercisable at December 27, 2014	626,475	$1.67	5.9	$57

At December 27, 2014, expected to vest in the future	778,448	$1.53	7.5	$106

As of December 27, 2014, there was $765,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.1 years. There were 71,750 options that vested during the quarter ended December 27, 2014. There were 74,050 options that vested during the quarter ended December 28, 2013. The total grant date fair value of options vested during the quarters ended December 27, 2014 and December 28, 2013 was $97,000 and $100,000, respectively. There were 231,150 options that vested during the nine month period ended December 27, 2014. There were 241,025 options that vested during the nine month period ended December 28, 2013. The total grant date fair value of options vested during the nine month periods ended December 27, 2014 and December 28, 2013 was $280,000 and $303,000, respectively. No shares were exercised in the three month periods ended December 27, 2014 and December 28, 2013. Options of 76,500 shares were exercised in the nine month period ended December 27, 2014 and no shares were exercised in the nine month period ended December 28, 2013. Share based compensation cost recognized in operating results for the three month periods ended December 27, 2014 and December 28, 2013 totaled $103,000 and $36,000, respectively. Share based compensation cost recognized in operating results for the nine month periods ended December 27, 2014 and December 28, 2013 totaled $280,000 and $316,000, respectively.

During the nine months ended December 28, 2013, the vesting for 40,000 options was accelerated in connection with a termination agreement with a former employee. This modification did not result in any incremental compensation expense, however $38,000 of stock-based compensation expense was accelerated and recognized during the nine months ended December 28, 2013.

During the nine months ended December 27, 2014, 25,000 options were exercised by certain members of the Company’s Board of Directors. No options were exercised by Board members in Fiscal 2014.

Restricted Stock

The Company granted 187,000 shares of restricted stock during the first nine months of fiscal 2015 to the members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2015. The weighted average grant date fair value was $2.47. The Company granted 71,500 shares of restricted stock during the first nine months of fiscal 2014 to certain members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2014. The weighted average grant date fair value was $1.53 per share. The Company also granted 30,000 shares of unrestricted stock during the first nine months of fiscal 2014 as part of a severance agreement with a former employee. The 30,000 shares did not have a restriction period because they vested immediately on the grant date, but are included in the roll forward schedule of restricted stock below because they were granted under the 2005 Plan. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.

As of December 27, 2014, there was $262,000 of total unrecognized compensation cost related to non-vested restricted awards. That cost is expected to be recognized over a weighted average period of 0.5 years. Compensation cost was recognized for the restricted and unrestricted stock awards for the three and nine month periods ended December 27, 2014 totaling $131,000 and $265,000, respectively. These amounts include $16,000 and $32,000 for the three and nine months ended December 27, 2014 for performance awards based on bookings for which probability of attainment appears likely. Compensation cost was recognized for the restricted and unrestricted stock awards for the three and nine month periods ended December 28, 2013 totaling $31,000 and $79,000, respectively. No amounts were included for performance awards based on bookings as their probability of attainment did not appear likely at that time.

A summary of the changes in non-vested restricted stock awards outstanding at December 27, 2014 and at March 29, 2014 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Non-vested at March 30, 2013	50,000	$1.18
Granted	101,500	1.53
Vested	30,000	1.53
Forfeited or cancelled	—	—
Non-vested at March 29, 2014	121,500	$1.39
Granted	187,000	2.47
Vested	71,500	1.53
Forfeited or cancelled	—	—
Non-vested at December 27, 2014	237,000	$2.20

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

The tables below present information for the three and nine month periods ended December 27, 2014 and December 28, 2013.

		Three Month Periods Ended			Three Month Periods Ended
(In thousands)	At Dec. 27, 2014	December 27, 2014		At Dec. 28, 2013	December 28, 2013
			Net Income			Net Income
	Total Assets	Net Sales	(Loss)	Total Assets	Net Sales	(Loss)
Giga-tronics Division	$5,431	$2,021	$(1,266)	$5,341	$1,539	$(1,209)
Microsource	2,876	2488	1,333	1,821	1,878	491
Total	$8,307	$4,509	$67	$7,162	$3,417	$(718)

		Nine Month Periods Ended			Nine Month Periods Ended
(In thousands)	At Dec. 27, 2014	December 27, 2014		At Dec. 28, 2013	December 28, 2013
			Net Income			Net Income
	Total Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$5,431	$6,638	$(3,962)	$5,341	$5,336	$(2,961)
Microsource	2,876	7,489	3,679	1,821	5,068	485
Total	$8,307	$14,127	$(283)	$7,162	$10,404	$(2,476)

During the third quarter of fiscal 2015, one customer accounted for 36% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 16% of the Company’s consolidated revenue for the three months ended December 27, 2014 and was primarily included in the Microsource segment. A third customer accounted for 15% of the Company’s consolidated revenue for the three months ended December 27, 2014 and was primarily included in the Giga-tronics Division. During the third quarter of fiscal 2014, one customer accounted for 41% of the Company’s consolidated revenue and was primarily included in the Microsource segment. A second customer accounted for 20% and was included in the Giga-tronics Division.

During the first nine months of fiscal 2015, one customer accounted for 32% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 19% of the Company’s consolidated revenue for the nine months ended December 27, 2014 and was included in the Giga-tronics Division. A third customer accounted for 18% of the Company’s consolidated revenue for the nine months ended December 27, 2014 and was primarily included in the Microsource segment. One customer accounted for 43% of the Company’s consolidated revenues for the nine months ended December 28, 2013 and was primarily included in the Microsource segment. A second customer accounted for 14% of the Company’s consolidated revenues for the nine months ended December 28, 2013 and was included in the Giga-tronics Division.

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

The Company did not incur tax expense for the three months ended December 27, 2014 and December 28, 2013. The Company’s tax expense for the nine months ending December 27, 2014 and December 28, 2013 was $47,000 and $2,000, respectively. The Company’s actual tax expense differed from the expected amount using statutory rates primarily as a result of the valuation allowance against deferred tax assets.

As of December 27, 2014, the Company had recorded $70,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due. However, as a result of the on-going examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015.

(10)        Warranty Obligations

The Company records a provision in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Month Periods Ended		Nine Month Periods Ended
	December 27,	December 28,	December 27,	December 28,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$73	$80	$61	$114
Provision, net	29	6	56	(3)
Warranty costs incurred	(24)	(17)	(39)	(42)
Balance at end of period	$78	$69	$78	$69

(11)     Restructuring

The Company took steps to reduce expenses and personnel by combining its operations in Santa Rosa into its San Ramon facility. This physical move was completed on May 31, 2013. Certain employee retention agreements were extended through December 2013. Substantially all of the restructuring costs were for the Microsource reportable segment. As of March 29, 2014 the Company had expensed $780,000 related to these restructuring costs, of which $36,000 was recorded in the third quarter of fiscal 2014 and $360,000 for the nine months ended December 28, 2013. There were no restructuring costs during the first nine months of fiscal 2015 and the Company does not anticipate any additional restructuring costs.

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

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair values of term loan and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3), and at December 27, 2014 and March 29, 2014 resulted in the carrying amounts approximating fair values due to the fact that the agreements were entered into near the balance sheet dates and in management’s opinion there were no significant changes to the credit risk of the instruments since they were issued, nor were there significant changes in interest rates or other market factors. The estimated fair value of the bifurcated conversion feature represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2).  The Company had no assets or liabilities measured at fair value on a non-recurring basis, nor were there any transfers between Level 1 and Level 2 of the fair value hierarchy.

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

The New Amended Credit Facility contains a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year. When the Company is borrowing base eligible, the collateral handling fee is not applicable. Interest accrues on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). When the Company is borrowing base eligible, any borrowings under the New Amended Credit Facility can be repaid and such repaid amounts re-borrowed until the maturity date. When the Company is not borrowing base eligible, advances are made on the New Amended Credit facility on individual accounts receivable and the Company is required to instruct its customers to remit payments to a lockbox at the Bank and when the Company is not borrowing base eligible, such payments are applied by the Bank to the line of credit to the extent monies were advanced to the Company based on such specific accounts receivable.  As of December 27, 2014, the Company was not borrowing base eligible and had outstanding borrowings of $1.6 million which have been classified as a current liability since the New Amended Credit Facility expires in less than twelve months.

As of March 29, 2014, the Company was not borrowing base eligible and, as a result, the Company’s outstanding borrowings under the New Amended Credit Facility of $1.2 million was classified as a current liability.

As of December 27, 2014 the borrowing of $1.6 million approached the maximum borrowing capacity under the Line of Credit. No material additional amounts were available to draw at December 27, 2014 or March 29, 2014. The Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

(14)     Term Loan, Revolving Line of Credit and Warrants

On March 13, 2014 the Company entered into a three year, $2.0 million term loan agreement with PFG (the “PFG Loan”) under which the Company received $1.0 million on March 14, 2014 (the “First Draw”). Pursuant to the agreement, the Company had the ability to borrow an additional $1.0 million following the Company’s achievement of certain performance milestones which included achieving $7.5 million in net sales during the first half of fiscal 2015 and two consecutive quarters of net income greater than zero during fiscal 2015.

On June 16, 2014, the Company amended its loan agreement with PFG (the “Amendment”). Under the terms of the Amendment, PFG made a revolving credit line available to Giga-tronics in the amount of $500,000, and the Company borrowed the entire amount on June 17, 2014. The revolving line has a thirty-three month term. The Amendment reduced the future amount potentially available for the Company to borrow under the PFG Loan agreement from $1.0 million to $500,000. During the period ended December 27, 2014, the Company repaid $99,000 in principal to PFG. As of December 27, 2014, the Company had total debt outstanding of $1.4 million with PFG.

Interest on the initial $1.0 million term loan is fixed at 9.75% per annum and required monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and unearned interest payments.

Interest on the $500,000 revolving line is fixed, calculated on a daily basis at a rate of 12.50% per annum. The Company may prepay the loan at any time prior to the March 13, 2017 maturity date without a penalty. Beginning in October 2014, PFG has the right to convert the $500,000 revolving loan into a term loan and require principal payments to be amortized over the remaining loan term. No payments were made in the period ended December 27, 2014.

The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the SVB lien described in Note 13, and limits borrowing under the SVB credit line to $3.0 million. The Company paid a loan fee of $30,000 for the First Draw, $15,000 for the Amendment, and will pay $5,000 if the final $500,000 is drawn. The loan fees paid are recorded as prepaid expenses and amortized to interest expense over the remaining term of the PFG amended loan agreement.

The amended loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. The lender can accelerate the maturity of the loan in case of a default. As of December 27, 2014, the Company was in compliance with the financial covenants.

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

If the warrants are not exercised before expiration on March 13, 2019, the Company would be required to pay PFG $150,000 and $67,000 as settlement for warrants associated with the First Draw and the Amendment, respectively together with $33,000 assuming the Company borrowed the remaining $500,000 and the associated warrants to be issued in connection therewith were not exercised by PFG. The warrants could be settled for cash at an earlier date in the event of any acquisition or other change in control of the Company, future public issuance of Company securities or liquidation (or substantially similar event) of the Company. The Company currently has no plans for any of the aforementioned events, and as a result, the cash payment date is estimated to be the expiration date unless warrants are exercised before then. Due to the fixed payment amount on the expiration date, the warrant structure is in substance a debt arrangement (the “Warrant Debt”) with a zero interest rate, a fixed maturity date and a feature that makes the debt convertible to common stock. The conversion feature is an embedded derivative and due to the downward adjustment feature based on performance criteria is not considered indexed solely to the Company’s stock. Thus, for accounting purposes, the conversion feature is bifurcated and accounted for separately from the host debt instrument as a derivative liability measured at fair value which resulted in an initial carrying value of $128,000 for the derivative liability associated with the warrants issued in connection with the First Draw and an initial carrying value of $123,000 for the derivative liability associated with the warrants issued in connection with the Amendment. As of December 27, 2014, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $165,000 and $70,000, respectively, for a combined value of $235,000. As of September 27, 2014, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $235,000 and $106,000, respectively, for a combined value of $341,000. The change in the fair value of the derivative liabilities since September 27, 2014 totaled $107,000 and is reported in earnings as gain on adjustment of derivative liability to fair value for the three months ended December 27, 2014. The change in the fair value of the derivative liabilities since their respective dates of issuance totaled $16,000 and is reported in earnings as gain on adjustment of derivative liability to fair value.

The proceeds from the initial $1.0 million First Draw were allocated between the PFG Loan and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $822,000 and $178,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at its $128,000 estimated fair value resulting in a remaining carrying value of $50,000 associated with the Warrant Debt. The resulting discounts of $178,000 on the PFG Loan and $100,000 on the Warrant Debt are being accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt. Accretion expense for the three and nine months ended December 27, 2014 was $26,000 and $59,000, respectively.

The proceeds from the $500,000 credit line issued in connection with the Amendment were allocated between the PFG Loan and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $365,000 and $135,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at its $123,000 estimated fair value resulting in a remaining carrying value of $12,000 associated with the Warrant Debt. The resulting discounts of $135,000 on the PFG Loan and $55,000 on the Warrant Debt will be accreted to interest expense under the effective interest method over the thirty-three month remaining term of the PFG Loan and the fifty-seven month remaining term of the Warrant Debt. Accretion expense for the three and nine months ended December 27, 2014 was $19,000 and $56,000 respectively.

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

Each share of Series B, Series C and Series D Preferred Stock is convertible into one share of the Company’s common stock. The investor also holds warrants to purchase 1,017,405 shares at an exercise price of $1.43 per share.

The table below presents information for the periods ended December 27, 2014 and March 29, 2014

Preferred Stock

As of December 27, 2014 and March 29,2014

				Liquidation
	Designated Shares	Shares Issued	Shares Outstanding	Preference (in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Total	19,500.00	18,533.51	18,533.51	$3,540

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

In the first three months of fiscal 2015 the Giga-tronics Division received a $2.4 million order from the United States Navy (“Navy”) for its Model 8003 Precision Scalar Analyzers product (“8003”). The Navy was a significant customer for the Company in the first nine months of fiscal 2015. Also, in the first nine months of fiscal 2014 the Giga-tronics Division had a range of customers, both domestic and international, and one significant reseller.

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

In the third quarter and first nine months of fiscal 2015, almost all of the orders and sales for the Microsource business unit were from two large aerospace customers. Almost all the orders and revenue for the Microsource business was associated with programs for retrofitting radar filter components on existing military aircraft and radar filter components for new military aircraft. The timing of orders and milestone achievements associated with these customers causes significant differences in orders, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another.

The Microsource NRE Order received early in fiscal 2015 resulted in significant improvements to sales and results of operations in the third quarter and first nine months of fiscal 2015, when compared to the same periods in fiscal 2014. We expect to see continued improvements in operating results for the remainder of fiscal 2015, when compared to fiscal 2014, as we continue to deliver on the Microsource NRE Order.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS

	Three Month Periods Ended
(Dollars in thousands)	December 27, 2014	December 28, 2013	% change
Giga-tronics Division	$2,484	$2,165	15%
Microsource	1,555	1,315	18%
Total	$4,039	$3,480	16%

	Nine Month Periods Ended
(Dollars in thousands)	December 27, 2014	December 28, 2013	% change
Giga-tronics Division	$7,037	$7,123	(1% )
Microsource	8,130	2,232	264%
Total	$15,167	$9,355	62%

New orders received in the third quarter of fiscal 2015 increased by 16% to $4.0 million from the $3.5 million received in the third quarter of fiscal 2014. The increase is primarily due to a large order for legacy Giga-tronics Division Signal Generator products.

New orders received in the first nine months of fiscal 2015 increased 62% to $15.2 million from the $9.4 million received in the first nine months of fiscal 2014. The increase in orders is primarily due to the Microsource business unit in the first quarter of fiscal 2015 being awarded an approximately $6.2 million NRE contract from a large aerospace company.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG

	December 27,	December 28,
(Dollars in thousands)	2014	2013	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$2,698	$2,741	(2% )
Microsource	5,012	2,607	92%
Total	$7,710	$5,348	44%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$2,698	$2,741	(2% )
Microsource	3,939	2,607	51%
Total	$6,637	$5,348	24%

Backlog at the end of the third quarter of fiscal 2015 increased 44% compared to the end of the same period last year. The increase in backlog is primarily due to the $6.2 million NRE Order the Microsource business unit received in the first quarter of fiscal 2015, and the receipt of a $1.3 million Microsource business unit order for radar filter components.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES

	Three Month Periods Ended
(Dollars in thousands)	December 27, 2014	December 28, 2013	% change
Giga-tronics Division	$2,021	$1,539	31%
Microsource	2,488	1,878	32%
Total	$4,509	$3,417	32%

	Nine Month Periods Ended
(Dollars in thousands)	December 27, 2014	December 28, 2013	% change
Giga-tronics Division	$6,638	$5,336	24%
Microsource	7,489	5,068	48%
Total	$14,127	$10,404	36%

Net sales in the third quarter of fiscal 2015 were $4.5 million, a 32% increase from the $3.4 million in fiscal 2014, primarily due to partial fulfillment of the Microsource NRE Order and the Giga-tronics Division shipment of a new switching product.

Net sales in the first nine months of fiscal 2015 increased 36% to $14.1 million from the $10.4 million in the first nine months of fiscal 2014. Sales for the Giga-tronics Division increased 24% primarily due to the fulfillment of the Navy 8003 order. Sales for Microsource increased 48% primarily due to the partial fulfillment of the NRE Order with a large aerospace company.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Month Periods Ended
(Dollars in thousands)	December 27, 2014	December 28, 2013	% change
Cost of sales	$2,637	$2,130	24%

	Nine Month Periods Ended
(Dollars in thousands)	December 27, 2014	December 28, 2013	% change
Cost of sales	$8,101	$6,672	21%

Cost of sales as a percentage of sales decreased for the third quarter of fiscal 2015 to 58.5% compared to 62.3% for the third quarter of fiscal 2014. Cost of sales as a percentage of sales also decreased for the nine months ended December 27, 2014 to 57.3% compared to 64.1% from the first nine months of fiscal 2014. The percentage decreases were primarily due to the fulfilment of the Microsource NRE Order, which had a lower cost of sales compared to product sales.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES

	Three Month Periods Ended
(Dollars in thousands)	December 27, 2014	December 28, 2013	% change
Engineering	$672	$979	(31)%
Selling, general and administrative	1,133	1,066	6%
Restructuring	—	36	(100)%
Total	$1,805	$2,081	(13)%

	Nine Month Periods Ended
(Dollars in thousands)	December 27, 2014	December 28, 2013	% change
Engineering	$2,563	$3,040	(16)%
Selling, general and administrative	3,401	3,674	(7)%
Restructuring	—	360	(100)%
Total	$5,964	$7,074	(16)%

Operating expenses decreased 13% or $276,000 in the third quarter of fiscal 2015 over fiscal 2014. Operating expenses decreased 16% or $1.1 million in the first nine months of fiscal 2015 over fiscal 2014. Engineering expenses decreased $307,000 in the third quarter of fiscal 2015 and $477,000 in the first nine months of fiscal 2015, primarily due to a portion of our engineers being assigned to the Microsource NRE Order which is recorded as cost of sales. Selling, general and administrative decreased by $273,000 in the first nine months of fiscal 2015 primarily due to personnel and other cost reductions over the prior 21 months. The restructuring activities were completed in fiscal year 2014. (Note 11, Restructuring).

Gain on the Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $97,000 during the third quarter of fiscal 2014 and $913,000 for all of fiscal 2014. (Note 5, Gain on Sale of Product Line).

Derivative Liability and Accretion of Discounts on Term Loan and Warrant Debt Notes

The Company recorded a gain of $107,000 and $16,000 for the three and nine months ended December 27, 2014, in association with the revaluation of the PFG debt derivative liability. The Company also recorded accretion of discount expense associated with the warrants issued with the PFG Loan of $45,000 for the three months ended December 27, 2014, and $115,000 for the nine months ended December 27, 2014. (Note 14, Term Loan, Revolving Line of Credit and Warrants).

Net Interest Expense

Net interest expense for the third quarter of fiscal 2015 was $62,000, an increase of $41,000 over the third quarter of fiscal 2014. Net interest expense for the first nine months of fiscal 2015 was $199,000, an increase of $147,000 over the first nine months of fiscal 2014. The fiscal 2015 increases were primarily the result of increased borrowings under the SVB line of credit and the loans with PFG.

Net Income and Net Loss

Giga-tronics recorded net income of $67,000 for the third quarter of fiscal 2015 versus a net loss of $718,000 in the third quarter of fiscal 2014. The profit in the third quarter of fiscal 2015 compared to the loss in the third quarter of fiscal 2014 was primarily due to increased revenues associated with the Microsource NRE Order.

Giga-tronics recorded a net loss of $283,000 for the first nine months of fiscal 2015 versus a net loss of $2.5 million for the first nine months of fiscal 2014. The lower net loss in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was primarily due to increased revenues associated with the Microsource NRE Order and the Navy 8003 order, and the decrease in operating expenses discussed above.

Financial Condition and Liquidity

As of December 27, 2014, Giga-tronics had $1.4 million in cash and cash equivalents, compared to $1.1 million as of March 29, 2014.

Working capital at December 27, 2014 and March 29, 2014 was $1.3 million and $973,000, respectively. The current ratio (current assets divided by current liabilities) at December 27, 2014 was 1.22 compared to 1.17 on March 29, 2014.

Cash used in operating activities was $513,000 for the nine month period ended December 27, 2014. Cash used in operating activities in the first nine months of fiscal 2015 primarily resulted from an increase in accounts receivable of $686,000 due to the increase in customer sales. Cash used in operating activities amounted to $1.5 million for the nine month period ended December 28, 2013. Cash used in operating activities for the first nine months of fiscal year 2014 was primarily attributed to the net loss of $2.5 million, which was partially offset by the $449,000 increase in accounts payable and the $395,000 in noncash expense for share based compensation.

Additions to property and equipment were $30,000 in the first nine months of fiscal 2015 compared to $262,000 for the same period last year. The additions in the first nine months of fiscal 2015 were associated with equipment needed to manufacture the new product platform. The additions in the prior year were primarily due to leasehold improvements associated with the move of the Microsource manufacturing to the San Ramon facility.

Cash provided by financing activities for the first nine months ended December 27, 2014 was $880,000, primarily due to $500,000 of debt proceeds received from PFG and $457,000 of net proceeds from the line of credit from Silicon Valley Bank. On June 16, 2014, the Company amended its loan agreement with PFG. Under the terms of the amendment, PFG made a revolving line available to Giga-tronics in the amount of $500,000 for which the Company borrowed the entire amount on June 17, 2014. The Company had total debt of $1.4 million with PFG as of December 27, 2014. The amended loan agreement also provides for the Company’s ability to request an additional term loan of up to $500,000 in Fiscal 2015. (Note 14, Term Loan, Revolving Line of Credit, and Warrants).

As of December 27, 2014, the Company’s outstanding borrowings under the New Amended Credit Facility with SVB, which expires on April 15, 2015, were $1.6 million. Management intends to draw upon the New Amended Credit Facility throughout fiscal 2015 to meet projected cash requirements. As of December 27, 2014, the line of credit was at its maximum borrowing capacity. SVB may terminate or suspend advances under the line of credit if SVB determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

The Company incurred a net loss of $283,000 for the first nine months of fiscal 2015 and $3,742,000 for the fiscal year ended March 29, 2014. These losses have contributed to an accumulated deficit of $18.5 million as of December 27, 2014.

In the first nine months of fiscal 2015 and all of fiscal 2014 the Company invested heavily in the development of a new Giga-tronics Division product platform, the Advanced Signal Generation System. The Company anticipates long-term revenue growth and improved gross margins from the new product platform, but the delay in completing it contributed significantly to the losses of the Company. The Advanced Signal Generation System's initial customer deliveries occurred in the second and third quarters of fiscal 2015, and are approaching final customer acceptance. Additional delays in shipping volume quantities, or longer than anticipated sales cycles, could significantly contribute to additional losses.

To help fund operations, the Company relies on advances under the line of credit with Silicon Valley Bank. However the Bank may terminate or suspend advances under the line of credit if the Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay. (Note 13, Line of Credit). As of December 27, 2014, borrowings under the line of credit were $1.6 million.

These matters, along with recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

On June 16, 2014, Giga-tronics amended its loan agreement with Partners For Growth IV, L.P. (“PFG”). Under the terms of the amendment, PFG made a revolving line of credit available to Giga-tronics in the amount of $500,000 and the Company borrowed the entire amount on June 17, 2014. The Company’s original agreement with PFG was entered into on March 13, 2014 under which the Company received $1.0 million from a three-year term loan. Pursuant to the amended loan agreement, the Company may borrow an additional $500,000. The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due.

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

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain of its customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2014 the Company entered into advance payment arrangements totaling $1.3 million, and during the first three quarters of fiscal 2015 the Company entered into $1.4 million of advance payment arrangements. The Company will continue to seek similar terms in future agreements with these and other customers.

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of December 27, 2014, the Company’s internal control over financial reporting was effective based on the criteria described in the 1992 “COSO Internal Control – Integrated Framework.”

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of December 27, 2014, Giga-tronics had no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A - RISK FACTORS

Other than discussed below there has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

Ability to stay listed for trading on The NASDAQ Capital Market

In February 2014, The NASDAQ Stock Market (“NASDAQ”) initiated proceedings to delist the Company from the NASDAQ Capital Market for failure to maintain the minimum required shareholders’ equity. The Company appealed that determination and certain subsequent determinations, and on November 17, 2014, the Company received a notification letter from NASDAQ advising the Company that the hearing panel granted an extension of the Company’s listing through February 16, 2015.

The Company previously reported that it received a notification letter from NASDAQ dated February 12, 2014, advising the Company of its failure to comply with the required minimum of $2,500,000 in shareholders’ equity for continued listing on The Nasdaq Capital Market, pursuant to NASDAQ listing rule 5550(b)(1). The Company fell below the minimum requirement with reported shareholders’ equity of $2,044,000 in its Form 10-Q for the quarterly period ended December 28, 2013.

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

On August 14, 2014, the Company received a notification letter from NASDAQ advising the Company of its failure to comply with the terms of the extension granted to meet the required minimum in shareholders’ equity. The Company requested, and was granted, a hearing that took place on November 6, 2014.

During the extension period the Company is required to provide NASDAQ a written monthly update regarding its progress towards compliance. The Company must also provide NASDAQ prompt notice of significant events that occur during the extension, including any event that might call into question the Company’s ability to regain compliance. NASDAQ reserves the right to reconsider the extension or its terms if it believes that any new development or information makes the Company’s continued listing inadvisable or unwarranted. Unless the Company regains compliance, continuation of the Company’s listing on NASDAQ will cease on, or shortly after February 16, 2015.

Regaining compliance will most likely depend on the Company’s ability to sell one or more of its legacy product lines or raise equity capital through the exercise of certain existing warrants. No assurance can be given that the Company will regain compliance by February 16, 2015, or that NADAQ will not reconsider the extension or its terms before that date. If the Company’s Common Stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its Common Stock would be traded over the counter on the OTCQB marketplace on or about the same day or shortly thereafter.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	January 29, 2015	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 29, 2015	/s/ Steven D. Lance
Steven D. Lance
Vice President of Finance
Chief Financial Officer & Secretary