Form 10-K
period 2015-03-28
GIGA TRONICS INC
filed 2015-06-09
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2015 ,

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

Yes [ ] No [ X ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 27, 2014 was $9,731,799.

There were a total of 6,725,281 shares of the Registrant’s Common Stock outstanding as of June 2, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2015 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 28, 2015.

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

For more information regarding the Company’s two reporting segments, see “Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements-Significant Customers and Industry Segment Information.”

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

Sources and Availability of Raw Materials and Components

Substantially all of the components required by Giga-tronics to make its assemblies are available from more than one source. The Company occasionally uses sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume. In the Company’s opinion, the loss of any sole source arrangement it has would not be material to its operations. Some suppliers are also competitors of Giga-tronics. In the event a competitor-supplier chooses not sell its products to Giga-tronics, production delays could occur as the Company seeks new suppliers; or, as the Company re-designs components to its products.

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

The Company presently holds 31 patents. Some of these are critical to the Company’s ongoing business, and the Company intends to actively maintain them. Capitalized costs relating to these patents were both incurred and fully amortized prior to March 27, 2011. Accordingly, these patents have no recorded value included in the Company’s consolidated financial statements for the fiscal years ended March 28, 2015 (“fiscal 2015”) and March 29, 2014 (“fiscal 2014”).

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

Importance of Limited Number of Customers

The Company is a supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2016. U.S. and international defense-related agencies accounted for 73% and 57% of net sales in fiscal 2015 and 2014, respectively. Commercial business accounted for the remaining 27% and 43% of net sales in fiscal 2015 and fiscal 2014, respectively.

At the Giga-tronics Division, U.S. defense agencies and their prime contractors accounted for 40% and 25% of net sales in fiscal 2015 and fiscal 2014, respectively. Microsource reported 98% and 96% of net sales to U.S. defense agencies and their prime contractors during fiscal 2015 and fiscal 2014, respectively.

During fiscal 2015, one customer accounted for 28% of the Company’s consolidated revenues and was included in the Microsource reporting segment. A second customer accounted for 23% of the Company’s consolidated revenues during fiscal 2015 and was also included in the Microsource reporting segment. A third customer accounted for 14% of the Company’s consolidated revenues during fiscal 2015 and was included in the Giga-tronics Division reporting segment.

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

Backlog of Orders

On March 28, 2015, the Company’s backlog of unfilled orders was approximately $5.7 million compared to approximately $6.7 million at March 29, 2014. As of March 28, 2015, there were approximately $521,000 of orders scheduled for shipment beyond one year. As of March 29, 2014, there were approximately $1.2 million of orders scheduled for shipment beyond one year. Orders for the Company’s products include program orders from both the U.S. government and defense contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single quarter may not be indicative of sales for any period.

Backlog includes only those customer orders for which a delivery schedule has been agreed upon between the Company and the customer and, in the case of U.S. government orders, for which funding has been appropriated.

Competition

Giga-tronics serves the broad market for electronic instrumentation with applications ranging from the design, test, calibration and maintenance of other electronic devices to providing sophisticated components for complex electronic systems to sub-systems capable of sorting and identifying high frequency signals.  These applications cut across the military, commercial and industrial segments of the broader market.  The Company has a variety of competitors.  Several of its competitors such as Agilent/Keysight, Anritsu and Rohde & Schwarz are much larger than the Company and have greater resources in research and development and manufacturing with substantially broader product lines and channels.  Others are of comparable size or have small product divisions with more limited product lines, such as EADS Company, VTI Instruments, Elcom Group, Aeroflex (now Cobham Plc) and Herley Industries (now Kratos Electronic Products Division).

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

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. The future success of the Company is dependent on its ability to steadily incorporate advancements in component technologies into its new products. In fiscal 2015 and fiscal 2014, product development expenses totaled approximately $3.2 million and $3.9 million respectively.

Activities included the development of new products and the improvement of existing products. It is management’s intention to maintain product development at levels required to sustain its competitive position. The Company’s product development activities are funded internally, or through outside equity investment and debt. Product development activities are expensed as incurred.

The Company expects to continue to make significant investments in research and development. There can be no assurance that future technologies, processes or product developments will not render the Company’s current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to existing products that satisfy customer needs in a timely manner or achieve market acceptance. Failure to do so could adversely affect the Company’s business.

Manufacturing

The assembly and testing of Giga-tronics Division and Microsource’s products are done at its San Ramon facility.

Environment

To the best of its knowledge, the Company is in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 28, 2015 and March 29, 2014, the Company employed 71 and 76 individuals on a full-time basis, respectively. Management believes that the future success of the Company depends on its ability to attract and retain skilled personnel. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good.

Information about Foreign Operations

The Company sells to its international customers through a network of foreign technical sales representative organizations. All transactions between the Company and its international customers are in U.S. dollars.

Geographic Distribution of Net Sales
(Dollars in thousands)	2015	2014	2015	2014
Domestic	$16,985	$11,832	92%	89%
International	1,467	1,477	8%	11%
Total	$18,452	$13,309	100.0%	100.0%

See Item 8, footnote 7 of the consolidated financial statements for further breakdown of international sales for the last two years.

ITEM 1A. RISK FACTORS

Future liquidity is uncertain

Based on current levels of sales and expenses, and based on management's forecast of operations in the near future, management believes that cash and cash equivalents remain adequate to meet current operating needs. The cash forecasts are based on projections that may or may not be realized, and therefore actual cash usage could be greater than projected. In this circumstance, the Company could encounter a need to obtain additional funds from outside sources. If such additional working capital is required, there are no assurances that such financing sources will be available on favorable terms to the Company, if at all.

Customer orders and production of new product platform

The Company invested heavily in the development of its new product platform, the Advanced Signal Generation system. In the fourth quarter of fiscal 2015 two customers accepted their initial units of the Advanced Signal Generation System. Longer than anticipated sales cycles in fiscal 2016, or delays in production and shipping volume quantities, could significantly contribute to additional losses.

Ability to stay listed for trading on The NASDAQ Capital Market

If the Company’s shareholders’ equity falls below $2.5 million, The Nasdaq Stock Market could delist the Company from The Nasdaq Capital Market. On February 20, 2015, the Company received a letter from The Nasdaq Stock Market informing the Company that a Nasdaq Hearings Panel (the “Panel”) determined that the Company had regained compliance with Nasdaq Listing Rule 5550(b)(1), the minimum stockholders’ equity rule (the “Stockholders’ Equity Rule”). As a result, the Panel determined that the Company is in compliance with all applicable listing standards required for listing on The Nasdaq Capital Market, and accordingly, the Panel has determined to continue the listing of the Company’s securities on The Nasdaq Stock Market. However, because the Company has met compliance with the Stockholders’ Equity Rule by a relatively small margin, the Panel has imposed a Panel Monitor to monitor the Company’s continued compliance with the Stockholders’ Equity Rule until February 27, 2016. The Company is under certain notification obligations during this time period, including the obligation to notify the Panel Monitor if it fails to comply with the Stockholders’ Equity Rule or any other applicable listing requirement. If the Company’s Common Stock ceases to be listed for trading on The Nasdaq Capital Market, the Company expects that its Common Stock would be traded on the Over-the-Counter Bulletin Board on or about the same day.

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

Giga-tronics’ common stock price is volatile

The market price of the Company’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results, reduction in revenues or lower earnings or increased losses and reduced levels of liquidity when compared to previous quarterly periods, and other factors such as announcements of technological innovations or new products by Giga-tronics or by competitors, government regulations or developments in patent or other proprietary rights. In addition, NASDAQ and other stock markets have experienced significant price fluctuations in recent years. Some of these fluctuations often have been unrelated to the reported operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of the common stock.

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

Giga-tronics’ competition has greater resources

The Company’s instrument, switch, oscillator and synthesizer products compete with Agilent/Keysight, Anritsu, EADS Company, Aeroflex (now Cobham Plc) and Rohde & Schwarz. All of these companies have substantially greater research and development, manufacturing, marketing, financial, and technological personnel and managerial resources than Giga-tronics. These resources also make these competitors better able to withstand difficult market conditions than the Company. There can be no assurance that any products developed by the competitors will not gain greater market acceptance than any developed by Giga-tronics.

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

ITEM 3. LEGAL PROCEEDINGS

A sole distributor of certain products has made a claim for commissions in connection with prior and future sales by the Company of products that the Company believes are excluded from the terms of the distribution agreement between the parties. As of March 28, 2015, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Giga-tronics’ common stock is traded on the Nasdaq Capital Market using the symbol ‘GIGA’. The number of record holders of the Company’s common stock as of March 28, 2015 was approximately 113. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without mark-ups, mark-downs, or commission and may not reflect actual transactions.

	2015	High	Low	2014	High	Low
First Quarter	(3/30 - 6/28)	$3.45	$1.16	(4/1 - 6/30)	$1.79	$1.37
Second Quarter	(6/29 - 9/27)	3.21	1.84	(7/1 - 9/28)	1.44	1.22
Third Quarter	(9/28 - 12/27)	2.00	1.40	(9/29 - 12/28)	1.24	0.90
Fourth Quarter	(12/28 - 3/28)	1.95	1.43	(12/29 - 3/29)	1.55	0.92

On February 20, 2015, the Company received a letter from The Nasdaq Stock Market informing the Company that a Nasdaq Hearings Panel (the “Panel”) determined that the Company had regained compliance with Nasdaq Listing Rule 5550(b)(1), the minimum stockholders’ equity rule (the “Stockholders’ Equity Rule”). As a result, the Panel determined that the Company is in compliance with all applicable listing standards required for listing on The Nasdaq Capital Market, and accordingly, the Panel has determined to continue the listing of the Company’s securities on The Nasdaq Stock Market. However, because the Company has met compliance with the Stockholders’ Equity Rule by a relatively small margin, the Panel has imposed a Panel Monitor to monitor the Company’s continued compliance with the Stockholders’ Equity Rule until February 27, 2016. The Company is under certain notification obligations during this time period, including the obligation to notify the Panel Monitor if it fails to comply with the Stockholders’ Equity Rule or any other applicable listing requirement. If the Company’s Common Stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its Common Stock would be traded on the Over-the-Counter Bulletin Board on or about the same day.

The market price of the Company’s Common Stock may be adversely affected if it ceases to be listed for trading on the Nasdaq Capital Market.

Giga-tronics has not paid cash dividends in the past and has no current plans to do so in the future, believing the best use of its available capital is in the enhancement of its product position.

On February 16, 2015, the Company entered into a Securities Purchase Agreement and Warrant Agreement with Alara Capital in which the Company received total gross cash proceeds of approximately $1.5 million. Funds were received from Alara in separate closings dated February 16, 2015 and February 23, 2015 in which Alara exercised a total of 1,002,818 of its existing Series C and Series D warrants to purchase common shares, all of which had an exercise price of $1.43 per share for total cash proceeds of $1,434,000, which was recorded net of $42,000 of issuance costs. As part of the consideration for this exercise, the Company sold to Alara two new warrants to purchase an additional 898,634 and 194,437 common shares at an exercise price of $1.78 and $1.76 per share, respectively, for a total purchase price of $137,000 or $0.125 per share, The new warrants have a term of five years and may be paid in cash or through a cashless net share settlement. The Company and Alara amended the remaining 14,587 warrants as part of the February closings. On May 14, 2015, Alara exercised the remaining 14,587 warrants by acquiring 7,216 of shares of the Company’s common stock through a cashless net share settlement. All such transactions were previously reported in current reports on Form 8-K.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 28, 2015.

Equity Compensation Plan Information
	No. of securities to be issued upon exercise of outstanding options, stock awards, warrants and rights	Weighted average exercise price of outstanding options, stock awards, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,208,975	$1.23	397,425
Equity compensation plans not approved by security holders	—	—	n/a
Total	2,208,975	$1.23	397,425

Issuer Repurchases

The Company did not repurchase any of its equity securities during the fiscal year ended March 28, 2015.

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

Giga-tronics Division produces a broad line of test and measurement equipment used in the development, test and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems and automatic testing systems and designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. These products are used primarily in the design, production, repair and maintenance of radar, electronic warfare equipment and commercial telecommunications.

Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments and devices.

In fiscal 2015 the Giga-tronics Division received a $2.4 million order from the United States Navy (“Navy”) for its Model 8003 Precision Scalar Analyzers product (“8003”). The Navy was a significant customer for the Company in fiscal 2015. Also, in both fiscal 2015 and fiscal 2014 the Giga-tronics Division had a range of customers, both domestic and international, and one significant reseller.

In fiscal 2015 the Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”). On May 14, 2015 the Company finalized a multi-year follow-on order for $10.0 million associated with the production units, which are anticipated to start shipping in August of 2016.

In fiscal 2015 and fiscal 2014, almost all of the orders and sales for the Microsource business unit were from two large aerospace customers. Almost all the orders and revenue for the Microsource business is associated with programs for retrofitting radar filter components on existing military aircraft and radar filter components for new military aircraft. The timing of orders and milestone achievements associated with these customers causes significant differences in orders, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another.

The Company experienced significant improvements to net sales and results of operations in fiscal 2015, when compared to fiscal 2014, due to the Giga-tronics Division Navy 8003 order and Microsource NRE Order.

Since fiscal 2012, the Company has invested heavily in the development of a new Advanced Signal Generation System. This investment contributed to substantial losses in fiscal years 2012 to 2014 and has comprised a significant portion of the Company’s research and development expenses since fiscal 2012. Late in fiscal 2015, the Company achieved an important milestone when two customers formally accepted their initial units of the Company’s new product. The Company believes the new Advanced Signal Generation System will significantly contribute to the Company’s long term success.

Results of Operations

New orders by reporting segment are as follows for the fiscal years ended:

NEW ORDERS			% change
			2015	2014
			vs.	vs.
(Dollars in thousands)	2015	2014	2014	2013
Giga-tronics Division	$9,095	$8,684	5%	(4%	)
Microsource	8,416	4,947	70%	(43%	)
Total	$17,511	$13,631	28%	(23%	)

New orders received in fiscal 2015 increased 28% to $17.5 million from the $13.6 million received in fiscal 2014. The increase in orders was primarily due to Microsource’s receipt in fiscal 2015 of the approximately $6.5 million NRE order from a large aerospace company. The increase in new orders for the Giga-tronics Division in fiscal 2015 is primarily due to the $2.4 million order from the Navy, which was partially offset by decreases in orders associated with older legacy Giga-tronics Division products.

New orders received in fiscal 2014 decreased 23% to $13.6 million from the $17.7 million received in fiscal 2013. The decrease was primarily due to Microsource’s receipt in fiscal 2013 of $8.2 million in long term contracts from a large aerospace company compared to $4.0 million in fiscal 2014.

The following table shows order backlog and related information at fiscal year-end:

Backlog			% change
			2015		2014
			vs.		vs.
(Dollars in thousands)	2015	2014	2014		2013
Backlog of unfilled orders	$5,729	$6,669	(14%	)	(9%	)
Backlog of unfilled orders shippable within one year	5,208	5,438	(4%	)	(19%	)
Long term backlog reclassified during year as shippable within one year	521	931	(44%	)	(57%	)

The decreases in backlog at the end of fiscal 2015 and fiscal 2014 are primarily due to the timing of the Microsource business unit’s receipt of annual production contracts and production delivery schedules requested by customers.

The allocation of net sales by reporting segment was as follows for the fiscal years shown:

Allocation of Net Sales			% change
			2015	2014
			vs.	vs.
(Dollars in thousands)	2015	2014	2014	2013
Giga-tronics Division	$9,123	$7,290	25%	(22%)
Microsource	9,329	6,019	55%	25%
Total	$18,452	$13,309	39%	(6% )

Net sales in fiscal 2015 were $18.5 million, a 39% increase from $13.3 million in fiscal 2014. Sales for the Giga-tronics Division increased 25%, or $1.8 million, primarily due to the fulfillment of the $2.4 million Navy 8003 order. Sales for the Microsource business unit increased 55%, or $3.3 million, largely due to recognizing $4.7 million of sales associated with the $6.5 million NRE Order received during the year. This was partially offset by a $1.4 million decrease in the delivery of YIG filter production units associated with the contractual timing of shipments to a large aerospace company.

Net sales in fiscal 2014 were $13.3 million, a 6% decrease from $14.2 million in fiscal 2013. Sales for the Giga-tronics Division decreased 22%, or $2.1 million, primarily due to a decrease in SCPM switch product sales as a result of the sale of this product line during fiscal 2014 (see Note 5, Gain on Sale of Product Line). Sales for the Microsource business unit increased 25%, or $1.2 million, largely due to the contractual timing of shipments associated with long-term contracts from a large aerospace company.

The allocation of cost of sales by reporting segment was as follows for the fiscal years shown:

Cost of Sales			% change
			2015	2014
			vs.	vs.
(Dollars in thousands)	2015	2014	2014	2013
Giga-tronics Division	$5,600	$5,093	10%	(11%)
Microsource	4,845	3,718	30%	25%
Total	$10,445	$8,811	19%	1%

Cost of sales as a percentage of sales decreased in fiscal 2015 to 56.6%, from 66.2% for fiscal 2014.  The decrease in fiscal 2015 was primarily due to the fulfillment of the Microsource NRE Order, which had a lower cost of sales compared to product sales.

Cost of sales as a percentage of sales increased in fiscal 2014 to 66.2%, compared to 61.4% for fiscal 2013.  The increase in fiscal 2014 was primarily due to the change in product mix of Giga-tronics Division, which saw an increase in the sales of lower margin legacy products in fiscal 2014 when compared to fiscal 2013.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses			% change
			2015		2014
			vs.		vs.
(Dollars in thousands)	2015	2014	2014		2013
Engineering	$3,210	$3,897	(18%	)	(9%	)
Selling, general and administrative	4,783	4,809	(1%	)	(3%	)
Restructuring	—	331	(100%	)	(21%	)
Total	$7,993	$9,037	(12%	)	(7%	)

Operating expenses decreased 12%, or $1.0 million, in fiscal 2015 compared to fiscal 2014. Engineering expenses decreased $687,000 during fiscal 2015 when compared to fiscal 2014, which was primarily due to certain engineers being assigned to a Microsource nonrecurring engineering project that is recorded as cost of sales. Selling, general and administrative expenses were approximately $4.8 million for both fiscal 2015 and fiscal 2014. Restructuring expenses decreased $331,000 in fiscal 2015 when compared to fiscal 2014, primarily due to the Company’s completion of its closure of the Santa Rosa facility in May 2013. (see Note 13, Restructuring).

Operating expenses decreased 7%, or $639,000, in fiscal 2014 compared to fiscal 2013. Engineering expenses decreased $385,000 during fiscal 2014 when compared to fiscal 2013, which was primarily due to certain engineers being assigned to a Microsource nonrecurring engineering project that is recorded as cost of sales. Selling, general and administrative expenses decreased $167,000 in fiscal 2014 when compared to fiscal 2013, primarily due to reductions in personnel. Restructuring expenses decreased $87,000 in fiscal 2014 when compared to fiscal 2013, primarily due to the Company’s completion of its closure of the Santa Rosa facility in May 2013. (see Note 13, Restructuring).

Operating Income (Loss)

Giga-tronics had operating income of $14,000 in fiscal 2015 compared to an operating loss of $4.5 million for fiscal 2014. The $4.5 million improvement in the results of operation in fiscal 2015 compared to fiscal 2014 was primarily due to increased revenues associated with the Microsource NRE Order and the Navy 8003 order.

Gain on the Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (“Teradyne”), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $913,000 in fiscal 2014. (see Note 5, Gain on Sale of Product Line).

Warrant Charge Expense

In fiscal 2015 the Company recorded a $1.2 million one-time non-cash charge related to the issuance of new warrants in connection with a Stock Purchase Agreement and Warrant Agreement with Alara Capital dated February 16, 2015. Pursuant to the agreements, the Company received during February 2015 total cash proceeds of approximately $1.5 million through Alara’s exercise of its existing Series C and Series D warrants to purchase common shares, all of which had an exercise price of $1.43 per share for total cash proceeds of $1,434,000, which was recorded net of $42,000 of stock issuance costs. As part of the consideration for this exercise, the Company sold to Alara two new warrants to purchase an additional 898,634 and 194,437 common shares at an exercise price of $1.78 and $1.76 per share, respectively, for a total purchase price of $137,500 or $0.125 per share. The new warrants were accounted for and resulted in the charges described above. (see Note 17, Exercise of Series C and Series D Warrants).

Net Interest Expense

Net interest expense in fiscal 2015 was $406,000, an increase of $300,000 over fiscal 2014 and was primarily due to borrowings under the Silicon Valley Bank (“SVB”) line of credit and the loans from Partners For Growth IV, L.P. (“PFG”). For fiscal 2015, the Company also recorded $152,000 of interest expense related to accretion of discounts on the PFG Loan and Warrant Debt. There was no such accretion recorded in fiscal 2014 as the loan was funded in late fiscal 2014. (see Note 15, Term Loan, revolving Line of Credit and Warrants).

The SVB line of credit expired on April 15, 2015 and was replaced with a $2.5 million line of credit with Bridge Bank. (see Note 18, Subsequent Events).

Derivative Liability

For fiscal 2015 and 2014, there were no gains or losses recorded in association with the revaluation of the PFG debt derivative liability.

Net Loss

Giga-tronics recorded a pre-tax loss of $1.6 million for fiscal 2015 primarily due to the $1.2 million Alara Capital non-cash warrant charge described above. In fiscal 2014 Giga-tronics recorded a pre-tax loss of $3.7 million due to an operating loss of $4.5 million partially offset by a $913,000 gain on the sale of a product line described above.

Net Inventories

Inventories consisted of the following:

Net Inventories			% change
			2015
	March 28,	March 29,	vs.
(Dollars in thousands)	2015	2014	2014
Raw materials	$1,631	$1,501	9%
Work-in-progress	1,598	1,400	14%
Finished goods	15	353	(96%)
Demonstration inventory	121	67	81%
Total	$3,365	$3,321	1%

Net inventories increased by $44,000 from March 29, 2014 to March 28, 2015. The increase was primarily due to purchases of inventory for future product deliveries.

Financial Condition and Liquidity

As of March 28, 2015, Giga-tronics had $1.2 million in cash and cash-equivalents, compared to $1.1 million as of March 29, 2014.

Working capital at the end of fiscal year 2015 was $3.0 million as compared to $1.0 million at the end of fiscal year 2014. The current ratio (current assets divided by current liabilities) at March 28, 2015 was 1.69 as compared to 1.17 at March 29, 2014. The fiscal 2015 increase in working capital was primarily attributable to a $1.2 million decrease in the line of credit balance resulting from the receipt of $1.5 million in net cash proceeds from Alara Capital’s exercise of its warrants (see Note 17, Exercise of Series C and Series D Warrants) and the $508,000 increase in accounts receivable due to the increase in net sales.

Cash used in operating activities amounted to $542,000 in fiscal 2015, primarily due to the net loss of $1.7 million, a $508,000 increase in accounts receivable due to increased sales, and a $457,000 decrease in accounts payable associated with the timing of vendor payments. These were partially offset by non-cash charges of $1.2 million for the Alara Capital warrants and $827,000 for share based compensation. Cash used in operating activities was $2.5 million in fiscal 2014, primarily attributed to the net loss of $3.7 million for the year, which was partially offset by a $1.2 million decrease in inventories.

Additions to property and equipment were $16,000 in fiscal 2015 compared to $228,000 in fiscal 2014. The additions in fiscal 2015 were associated with equipment required to manufacture the new product platform. The additions in the prior year were primarily due to leasehold improvements associated with moving the Microsource manufacturing to the San Ramon facility.

Cash provided by financing activities in fiscal year 2015 was $669,000, primarily due to $1.5 million in net proceeds from the exercise of existing Alara Capital warrants and $500,000 in proceeds from a revolving line of credit with PFG. These proceeds were partially offset by a $1.2 million repayment of the Company’s line of credit with SVB and a $200,000 repayment on the term loan with PFG. Cash provided by financing activities in fiscal 2014 was $1.9 million which was primarily the result of $1.0 million in proceeds from the PFG term loan, and $817,000 in net proceeds from the issuance of Series D convertible preferred stock.

On February 16, 2015, the Company entered into a Securities Purchase Agreement and Warrant Agreement with Alara Capital AVI II, LLC (“Alara Capital”), an investment vehicle sponsored by AVI Partners, LLC (“AVI” ) (with both entities collectively referred to herein as “Alara”), in which the Company received total gross cash proceeds of approximately $1.5 million. Funds were received from Alara in separate closings dated February 16, 2015 and February 23, 2015 in which Alara exercised a total of 1,002,818 of its existing Series C and Series D warrants to purchase common shares, all of which had an exercise price of $1.43 per share for total cash proceeds of $1,434,000, which was recorded net of $42,000 of stock issuance costs. As part of the consideration for this exercise, the Company sold to Alara two new warrants to purchase an additional 898,634 and 194,437 common shares at an exercise price of $1.78 and $1.76 per share, respectively, for a total purchase price of $137,000 or $0.125 per share, The new warrants have a term of five years and may be paid in cash or through a cashless net share settlement. The Company and Alara amended the remaining 14,587 warrants as part of the February closings. On May 14, 2015, Alara exercised the remaining 14,587 warrants by acquiring 7,216 of shares of the Company’s common stock through a cashless net share settlement.

On June 16, 2014, Giga-tronics amended its loan agreement with PFG. Under the terms of the amendment, PFG made a revolving line of credit available to Giga-tronics in the amount of $500,000 and the Company borrowed the entire amount on June 17, 2014. The Company’s original agreement with PFG was entered into on March 13, 2014 under which the Company received $1.0 million from a three-year term loan. Pursuant to the amended loan agreement, the Company may borrow an additional $500,000. The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due.

In fiscal 2012 the Company began to invest heavily in the development of a new Giga-tronics Division product platform, the Advanced Signal Generation System. Delays in completing the Advanced Signal Generation System have contributed significantly to the losses of the Company. In fiscal 2015 the Company’s net loss was $1.7 million, which included a non-cash expense of $1.2 million related to the issuance of new warrants to Alara Capital and $152,000 of non-cash accretion of loan and warrant debt discounts. Also in fiscal 2015 the Company had operating income of $14,000, compared to an operating loss of $4.5 million in fiscal 2014.

In the fourth quarter of fiscal 2015 the Company received $1.5 million of net proceeds associated with Alara Capital exercising 1,002,818 of existing warrants (see Note 17, Exercise of Series C and Series D Warrants). Also in the fourth quarter of fiscal 2015 two customers formally accepted initial units of the Company’s new Advanced Signal Generation System. With initial customer acceptance of Advanced Signal Generation System units, similar units of the new platform are in production for potential future sales to customers. The Company could experience longer than anticipated sales cycles or delays in production and shipping volume quantities of the Advanced Signal Generation System, however, the Company believes the Advanced Signal Generation System will significantly contribute to the Company’s long term success. Furthermore management expects the Company’s cash and liquidity needs will be met through fiscal 2016, even if the Company experiences such delays. On June 1, 2015 the Company entered into a two year $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank N.A (“Bridge Bank”). The Bridge Bank credit facility replaced the line of credit with SVB, which expired April 15, 2015. The $2.5 million credit facility includes $500,000 of available borrowing not based on accounts receivables. (see Note 18, Subsequent Events).

Given the improved net loss and operating income in fiscal 2015, the $1.5 million of cash received in the fourth quarter of fiscal 2015 from the Alara Capital warrant exercise, the $2.5 million June 1, 2015 Bridge Bank Revolving Accounts Receivable Line of Credit agreement, and management’s forecasts of the Company’s cash flows for fiscal 2016, management believes the Company will have the necessary liquidity to continue its operations at least for the next twelve months.

 Contractual Obligations

The Company leases its facility under an operating lease that expires in December 2016 and leases certain equipment under operating leases. Total future minimum lease payments under these leases amount to approximately $1.3 million.

The Company leases equipment under capital leases that expire through May 2019. The future minimum lease payments under these leases are approximately $158,000.

The Company is committed to repay the PFG loan with a maturity date of January 2017. Future payments under this loan consist of $1.3 million in principal and $110,000 in interest.

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 28, 2015, total non–cancelable purchase orders were approximately $1.6 million and are scheduled to be delivered to the Company at various dates through March 2016.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and the results of operations are based upon the consolidated financial statements included in this report and the data used to prepare them. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make judgments, estimates and assumptions in the course of such preparation. The Summary of Significant Accounting Policies included with the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, the Company re-evaluates its judgments, estimates and assumptions. The Company bases its judgment and estimates on historical experience, knowledge of current conditions, and its beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Management of Giga-tronics has identified the following as the Company’s critical accounting policies:

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

Share Based Compensation

The Company has a stock incentive plan that provides for the issuance of stock options and restricted stock to employees and directors. The Company calculates share based compensation expense for stock options using a Black-Scholes-Merton option pricing model and records the fair value of stock option and restricted stock awards expected to vest over the requisite service period. In so doing, the Company makes certain key assumptions in making estimates used in the model. The Company believes the estimates used, which are presented in Note 10 of Notes to Consolidated Financial Statements, are appropriate and reasonable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 28, 2015	March 29, 2014
Assets
Current assets:
Cash and cash-equivalents	$1,170	$1,059
Trade accounts receivable, net of allowance of $45 and $44, respectively	2,354	1,846
Inventories, net	3,365	3,321
Prepaid expenses and other current assets	373	349
Total current assets	7,262	6,575
Property and equipment, net	718	949
Other long term assets	74	69
Total assets	$8,054	$7,593
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$—	$1,165
Current portion of long term debt	811	200
Accounts payable	973	1,430
Accrued payroll and benefits	678	755
Deferred revenue	1,127	1,329
Deferred rent	127	104
Capital lease obligations	69	147
Other current liabilities	501	472
Total current liabilities	4,286	5,602
Long term loan and warrant debt, net of discounts	392	672
Derivative liability, at estimated fair value	252	128
Long term obligations - deferred rent	111	237
Long term obligations - capital lease	58	77
Total liabilities	5,099	6,716
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value; Authorized - 1,000,000 shares
Series A - designated 250,000 shares; no shares at March 28, 2015 and March 29, 2014 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at March 28, 2015 and March 29, 2014 issued and outstanding; (liquidation preference of $3,540 at March 28, 2015 and March 29, 2014)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 6,706,065 shares at March 28, 2015 and 5,181,247 at March 29, 2014 issued and outstanding	19,975	16,224
Accumulated deficit	(19,931)	(18,258)
Total shareholders' equity	2,955	877
Total liabilities and shareholders' equity	$8,054	$7,593

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except per-share data)	March 28, 2015	March 29, 2014
Net sales	$18,452	$13,309
Cost of sales	10,445	8,811
Gross margin	8,007	4,498

Operating expenses:
Engineering	3,210	3,897
Selling, general and administrative	4,783	4,809
Restructuring	—	331
Total operating expenses	7,993	9,037

Operating income/(loss)	14	(4,539)

Gain on sale of product line	—	913
Warrant expense	(1,232)	—
Other loss	(2)	(8)
Interest expense:
Interest expense, net	(254)	(106)
Interest expense from accretion of loan and warrant debt discounts	(152)	—
Total interest expense	(406)	(106)
Loss before income taxes	(1,626)	(3,740)
Provision for income taxes	47	2
Net loss	$(1,673)	$(3,742)

Loss per common share – basic	$(0.32)	$(0.74)
Loss per common share – diluted	$(0.32)	$(0.74)

Weighted average common shares used in per share calculation:
Basic	5,279	5,058
Diluted	5,279	5,058

 See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 30, 2013	13,422	$2,454	5,079,747	$15,132	$(14,278)	$3,308
Net loss					(3,742)	(3,742)
Restricted stock granted			71,500
Stock granted without restrictions			30,000
Share based compensation				494		494
Series D preferred stock issuance, net of offering costs of $41	5,112	457		598	(238)	817
Balance at March 29, 2014	18,534	2,911	5,181,247	16,224	(18,258)	877
Net loss					(1,673)	(1,673)
Restricted stock granted			432,000	—
Option exercises			90,000	163		163
Share based compensation				827		827
Warrant charge expense			—	1,232		1,232
Warrant exercise and newly issued warrant, net of issuance cost			1,002,818	1,529		1,529
Balance at March 28, 2015	18,534	$2,911	6,706,065	$19,975	$(19,931)	$2,955

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net loss	$(1,673)	$(3,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issuance expense	1,232	—
Depreciation and amortization	311	284
Share based compensation	827	494
Accretion of discounts on loan and warrant debt	152	—
Change in deferred rent	(103)	(81)
Changes in operating assets and liabilities:
Trade accounts receivable	(508)	(180)
Inventories	(44)	1,239
Prepaid expenses and other assets	(29)	83
Accounts payable	(457)	642
Accrued payroll and benefits	(77)	(292)
Deferred revenue	(202)	(949)
Other current liabilities	29	(33)
Net cash used in operating activities	(542)	(2,535)

Cash flows from investing activities:
Purchases of property and equipment	(16)	(228)
Net cash used in investing activities	(16)	(228)

Cash flows from financing activities:
Proceeds from exercise and issuance of warrants, net of issuance costs of $42	1,529	—
Proceeds from exercise of stock options	163	—
Payments on capital leases	(158)	(185)
Proceeds from line of credit	8,624	5,917
Proceeds from issuance of debt	500	1,000
Repayments of line of credit	(9,789)	(5,609)
Repayments of debt	(200)	—
Proceeds from issuance of preferred stock, net of issuance costs of $41	—	817
Net cash provided by financing activities	669	1,940

Increase/(Decrease) in cash and cash-equivalents	111	(823)

Beginning cash and cash-equivalents	1,059	1,882
Ending cash and cash-equivalents	$1,170	$1,059

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$219	$106

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$61	$254

See Accompanying Notes to Consolidated Financial Statements

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1     Summary of Significant Accounting Policies

The Company The accompanying consolidated financial statements include the accounts of Giga-tronics Incorporated (“Giga-tronics”) and its wholly-owned subsidiary, Microsource Incorporated (“Microsource”), collectively the “Company”. The Company’s corporate office and manufacturing facilities are located in San Ramon, California. Giga-tronics and its subsidiary company design, manufacture and market a broad line of test and measurement equipment used in the development, test, and maintenance of wireless communications products and systems, flight navigational equipment, electronic defense systems, and automatic testing systems. The Company also manufactures and markets a line of test, measurement, and handling equipment used in the manufacturing of semiconductor devices. The Company’s products are sold worldwide to customers in the test and measurement and semiconductor industries. The Company currently has no foreign-based operations or material amounts of identifiable assets in foreign countries. Its gross margins on foreign and domestic sales are similar, and all non-U.S. sales are transacted in U.S. dollars.

Principles of Consolidation The consolidated financial statements include the accounts of Giga-tronics and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation The consolidated financial statements are presented on the assumption that the company will continue to operate as a going concern. Discussion of recent events that Management believes support this presentation are as follows:

In fiscal 2012 the Company began to invest heavily in the development of a new Giga-tronics Division product platform, the Advanced Signal Generation System. Delays in completing the Advanced Signal Generation System have contributed significantly to the losses of the Company. In fiscal 2015 the Company’s net loss was $1.7 million, which included a non-cash expense of $1.2 million related to the issuance of new warrants to Alara Capital and $152,000 of non-cash accretion of loan and warrant debt discounts. Also in fiscal 2015 the Company had operating income of $14,000, compared to an operating loss of $4.5 million in fiscal 2014.

In the fourth quarter of fiscal 2015 the Company received $1.5 million of net proceeds associated with Alara Capital exercising 1,002,818 of existing warrants (see Note 17, Exercise of Series C and Series D Warrants). Also in the fourth quarter of fiscal 2015 two customers formally accepted initial units of the Company’s new Advanced Signal Generation System. With initial customer acceptance of Advanced Signal Generation System units, similar units of the new platform are in production for potential future sales to customers. The Company could experience longer than anticipated sales cycles or delays in production and shipping volume quantities of the Advanced Signal Generation System, however, the Company believes the Advanced Signal Generation System will significantly contribute to the Company’s long term success. On June 1, 2015 the Company entered into a two year $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The Bridge Bank credit facility replaced the line of credit with SVB, which expired April 15, 2015. The $2.5 million credit facility includes $500,000 on a non-formula basis in addition to the Borrowing Base. (see Note 18, Subsequent Events).

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

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2015, ended on March 28, 2015 resulting in a 52 week year. Fiscal year 2014, ended on March 29, 2014 also resulting in a 52 week year. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones are based on product shipping while others are based on design review. In fiscal 2015 the Company’s Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis. The Company considered factors such as estimated completion dates and product acceptance of the order prior to accounting for the NRE Order as milestone revenue. During the fiscal years ended March 28, 2015 and March 29, 2014, revenue recognized on a milestone basis were $4.7 million and $486,000, respectively.

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

The activity in the reserve account for doubtful accounts is as follows for the years ending March 28, 2015 and March 29, 2014:

(Dollars in thousands)	March 28, 2015	March 29, 2014
Beginning balance	$44	$35
Provisions (reversals of previous provisions) for doubtful accounts	1	22
Write-off of doubtful accounts	—	(13)
Ending balance	$45	$44

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

Research and Development Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on the Company’s behalf and indirect costs are expensed as operating expenses when incurred. Research and development costs totaled approximately $3.2 million and $3.9 million for the years ended March 28, 2015 and March 29, 2014, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 28, 2015 and March 29, 2014, management believes there has been no impairment of the Company’s long-lived assets.

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

Product Development Costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other product development costs are charged to operations as incurred. Capitalized pre-production costs included in inventory were immaterial as of March 28, 2015 and March 29, 2014.

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

Share-based Compensation The Company has established the 2005 Equity Incentive Plan, which provides for the granting of options for up to 2,250,000 shares of Common Stock. In 2014, the term of the 2005 Equity Incentive Plan was extended to 2025. The Company records share-based compensation expense for the fair value of all stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the statements of cash flows. These excess tax benefits were not significant for the Company for the fiscal years ended March 28, 2015 or March 29, 2014.

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

Financial Instruments and Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist of cash, cash-equivalents and trade accounts receivable. The Company’s cash-equivalents consist of overnight deposits with federally insured financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security. At March 28, 2015, and March 29, 2014, three customers combined accounted for 65% of consolidated gross accounts receivable.

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

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At March 28, 2015 the carrying amounts of the Company’s term debt and warrant debt totaled $1.1 million and $82,000, respectively. At March 28, 2015 the estimated fair values of the Company’s term debt and warrant debt totaled $1.2 million and $112,000, respectively. At March 29, 2014, the carrying amounts of the Company’s term debt and warrant debt totaled $822,000 and $50,000, respectively, and the carrying amounts approximated fair value since the agreement was entered into near the balance sheet date. The fair value of the bifurcated conversion feature represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2). The Company had no assets or liabilities measured at fair value on a non-recurring basis, nor were there any transfers between Level 1 and Level 2 of the fair value hierarchy.

Recently Issued Accounting Standards

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this ASU by the Company will change the presentation of debt issuance costs, which will be reported as a direct offset to the applicable debt on the balance sheet.

2     Cash and Cash-Equivalents

Cash and cash-equivalents of $1.2 million and $1.1 million at March 28, 2015 and March 29, 2014, respectively, consisted of demand deposits with a financial institution that is a member of the Federal Deposit Insurance Corporation (FDIC). At March 28, 2015, $827,000 of the Company’s demand deposits exceeded FDIC insurance limits.

3     Inventories

Inventories, net of reserves, consisted of the following:

(Dollars in thousands)	March 28, 2015	March 29, 2014
Raw materials	$1,631	$1,501
Work-in-progress	1,598	1,400
Finished goods	15	353
Demonstration inventory	121	67
Total	$3,365	$3,321

4     Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

(Dollars in thousands)	March 28, 2015	March 29, 2014
Leasehold improvements	$327	327
Machinery and equipment	4,130	3,863
Computer and software	459	388
Furniture and office equipment	325	325
Construction in progress	—	227
	5,241	5,130
Less: accumulated depreciation and amortization	(4,523)	(4,181)
Total	$718	$949

 5     Gain on Sale of Product Line

On March 18, 2013, the Company entered into an Asset Purchase Agreement with Teradyne Inc. (Teradyne), whereby Teradyne agreed to purchase the Giga-tronics Division product line known as SCPM for $1.0 million, resulting in a net gain of $913,000 during fiscal 2014.

6     Selling and Advertising Expenses

Selling expenses consist primarily of salaries to employees and commissions paid to various sales representatives and marketing agencies. Commission expense totaled $237,000 and $196,000 for fiscal 2015 and 2014, respectively. Advertising costs, which are expensed as incurred, totaled $7,000 and $14,000 for fiscal 2015 and 2014, respectively.

7     Significant Customers and Industry Segment Information

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

The Company's reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different accounting systems. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income or loss by operating segment.

The tables below present information for the fiscal years ended in 2015 and 2014.

March 28, 2015 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$9,123	$9,329	$18,452
Other expense	(1,386)	—	(1,386)
Interest expense, net	(254)	—	(254)
Depreciation and amortization	277	34	311
Capital expenditures	81	—	81
Income/(Loss) before income taxes	(6,110)	4,484	(1,626)
Assets	6,103	1,951	8,054

March 29, 2014 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$7,290	$6,019	$13,309
Interest expense, net	(106)	—	(106)
Depreciation and amortization	251	33	284
Capital expenditures	482	—	482
Loss before income taxes	(3,531)	(209)	(3,740)
Assets	5,442	2,151	7,593

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense-related customers. In fiscal 2015 and 2014, U.S. government and U.S. defense-related customers accounted for 69% and 57% of sales, respectively. During fiscal 2015, one customer accounted for 28% of the Company’s consolidated revenues at March 28, 2015 and was included in the Microsource segment. A second customer accounted for 23% of the Company’s consolidated revenues at March 28, 2015 and was also included in the Microsource segment. A third customer accounted for 14% of the Company’s consolidated revenues during fiscal 2015 and was included in the Giga-tronics Division reporting segment.

During fiscal 2014, one customer accounted for 39% of the Company’s consolidated revenues at March 29, 2014 and was included in the Microsource segment. A second customer accounted for 16% of the Company’s consolidated revenues at March 29, 2014 and was included in the Giga-tronics Division.

Export sales accounted for 8% and 11% of the Company’s sales in fiscal 2015 and 2014, respectively. Export sales by geographical area for these fiscal years are shown below:

(Dollars in thousands)	March 28, 2015	March 29, 2014
Americas	$26	$169
Europe	179	661
Asia	1,085	507
Rest of world	177	140
Total	$1,467	$1,477

8     Loss per Common Share

Net loss and common shares used in per share computations for the fiscal years ended March 28, 2015 and March 29, 2014 are as follows:

(In thousands except per-share data)	March 28, 2015	March 29, 2014
Net loss	$(1,673)	$(3,742)

Weighted average:
Common shares outstanding	5,279	5,058
Potential common shares	—	—
Common shares assuming dilution	5,279	5,058

Loss per common share – basic	$(0.32)	$(0.74)
Loss per common share – diluted	$(0.32)	$(0.74)
Stock options not included in computation that could potentially dilute EPS in the future	1,727	1,739
Restricted stock awards not included in computation that could potentially dilute EPS in the future	482	122
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	1,368	1,317

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the fiscal years ended March 28, 2015 and March 29, 2014 is a result of the Company’s net loss and, therefore, the effect of these instrument would be anti-dilutive.

9     Income Taxes

Following are the components of the provision for income taxes:

Fiscal years ended (In thousands)	March 28, 2015	March 29, 2014
Current
Federal	$—	$—
State	47	2
Total current	47	2

Deferred
Federal	210	(568)
State	391	(330)
Total deferred	601	(898)

Change in liability for uncertain tax positions	23	1,579
Change in valuation allowance	(624)	(681)
Provision for income taxes	$47	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Fiscal years ended (In thousands)	March 28, 2015	March 29, 2014
Net operating loss carryforwards	$13,657	$14,300
Income tax credits	306	143
Inventory reserves and additional costs capitalized	1,974	2,051
Accrued vacation	133	129
Deferred rent	95	136
Non-qualified stock options and restricted stock	247	211
Other	48	114
Total deferred tax assets	16,460	17,084

Valuation allowance	(16,460)	(17,084)
Net deferred tax assets	$—	$—

The following summarizes the difference between the income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income tax. The items comprising these differences consisted of the following for the fiscal years ended March 28, 2015 and March 29, 2014:

Fiscal years ended (In thousands except percentages)	March 28, 2015		March 29, 2014
Statutory federal income tax (benefit)	$(553)	34%	$(1,256)	34%
Valuation allowance	(624)	38.4	681	(18.4)
State income tax, net of federal benefit	(95)	5.8	(216)	5.8
Net operating loss expiration	861	(53.0)	—	—
Non tax-deductible expenses	593	(36.5)	132	(3.6)
Tax credits	(187)	11.5	2,238	(60.6)
Liability for uncertain tax positions	23	(1.4)	(1,579)	42.8
Other	29	(1.8)	2	(0.1)
Effective income tax	$47	3.0%	$2	(0.1)%

The decrease in valuation allowance from March 29, 2014 to March 28, 2015 was $624,000.

As of March 28, 2015, the Company had pre-tax federal net operating loss carryforwards of $35.9 million and state net operating loss carryforwards of $25.0 million available to reduce future taxable income. The federal and state net operating loss carryforwards begin to expire from fiscal 2023 through 2035 and from 2015 through 2035, respectively. Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382. The federal income tax credits begin to expire from 2021 through 2035 and state income tax credit carryforwards are carried forward indefinitely.

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

As of March 28, 2015, the Company recorded unrecognized tax benefits of $93,000 related to uncertain tax positions. The unrecognized tax benefit is netted against the noncurrent deferred tax asset on the Consolidated Balance Sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

The Company files U.S federal and California state income tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2012 for federal purposes and fiscal year 2011 for California purposes, except in certain limited circumstances. The Company does have a California Franchise Tax Board audit that is pending. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes or penalties are due. However, as a result of the ongoing examination, the Company eliminated certain income tax credit carryovers in fiscal 2014.  The write-off of these income tax credit carryovers did not have a significant impact on total income tax expense as the majority had an uncertain tax position reserve with the balance having a full valuation allowance against the deferred tax asset.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(In thousands)	Fiscal Year 2015	Fiscal Year 2014
Balance as of beginning of year	$70	$1,649
Additions based on current year tax positions	23	—
(Reductions) additions for prior year tax positions	—	(1,579)
Balance as of end of year	$93	$70

The total amount of interest and penalties related to unrecognized tax benefits at March 28, 2015 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within next twelve (12) months.

10     Share-based Compensation and Employee Benefit Plans

Share-based Compensation The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,250,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 28, 2015, no SAR’s have been granted under the option plan. As of March 28, 2015, the total number of shares of common stock available for issuance is 397,425. All outstanding options have either a five year or a ten year life.

The weighted average grant date fair value of stock options granted during the fiscal years ended March 28, 2015 and March 29, 2014 was $1.66 and $1.07, respectively, and was calculated using the following weighted-average assumptions:

Fiscal years ended	March 28, 2015	March 29, 2014
Dividend yield	—	—
Expected volatility	92%	86%
Risk-free interest rate	1.61%	1.02%
Expected term (years)	8.34	7.91

A summary of the changes in stock options outstanding for the fiscal years ended March 28, 2015 and March 29, 2014 is presented below:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
(Dollars in thousands except share prices)	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 30, 2013	1,556,250	$1.62	6.8	$252
Granted	430,750	1.32
Exercised	—	—
Forfeited / Expired	248,250	1.72
Outstanding at March 29, 2014	1,738,750	$1.53	6.8	$113
Granted	306,500	2.01
Exercised	90,000	1.80
Forfeited / Expired	228,275	1.81
Outstanding at March 28, 2015	1,726,975	$1.57	6.9	$219

Exercisable at March 28, 2015	618,975	$1.62	6.1	$59

At March 28, 2015, expected to vest in the future	761,212	$1.54	7.4	$107

 As of March 28, 2015, there was $1.2 million of total unrecognized compensation cost related to non-vested options and restricted stock granted under the 2005 Plan and outside of the 2005 Plan. That cost is expected to be recognized over a weighted average period of 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. There were 280,650 and 320,525 options vested during the fiscal years ended March 28, 2015 and March 29, 2014 respectively. The total fair value of options vested during the fiscal years ended March 28, 2015 and March 29, 2014 was $120,000 and $365,000, respectively. Cash received from the exercise of stock options during fiscal 2015 was $163,000. No cash was received from the exercise of stock options in fiscal 2014. Share based compensation cost recognized in operating results for the fiscal years ended March 28, 2015 and March 29, 2014 totaled $370,000 and $310,000, respectively.

Included in the total options outstanding at March 28, 2015 are performance-based options for 100,000 shares granted, which were granted outside of the 2005 Plan. All of the options vest following the filing of the Company’s Form 10-K for fiscal 2015 given certain bookings goals that were achieved by the Company. Compensation cost recognized in fiscal 2015 related to these options were $29,000, and no compensation cost was recognized for these stock options during fiscal 2014 because management did not believe the performance criteria would be met.

During the year ended March 29, 2014, the vesting for 40,000 options was accelerated in connection with a termination agreement with a former employee. This modification did not result in any incremental compensation expense, however $7,000 of stock-based compensation expense was accelerated and recognized during the year ended March 29, 2014.

Restricted Stock

The Company granted 432,000 shares of restricted stock during fiscal 2015 to certain members of the Board of Directors in lieu of services to be performed in fiscal 2015 and fiscal 2016. The weighted average grant date fair value was $2.11. In fiscal 2014, the Company granted 71,500 shares of restricted stock to certain members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2014. The weighted average grant date fair value was $1.53. The Company also granted 30,000 shares of unrestricted stock during 2014 as part of a severance agreement with a former employee. The 30,000 shares did not have a restriction period because they vested immediately on the grant date, but are included in the roll forward schedule of restricted stock below because they were granted under the 2005 Plan. The Company granted 50,000 shares of restricted stock outside the 2005 Plan in fiscal 2013. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. Compensation cost recognized for restricted stock awards for 2015 and 2014 totaled $457,000 and $184,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the fiscal years ended March 28, 2015 and March 29, 2014 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Non-vested at March 30, 2013	50,000	$1.18
Granted	101,500	1.53
Forfeited or cancelled	30,000	1.53
Non-vested at March 29, 2014	121,500	$1.39
Granted	432,000	2.11
Vested	71,500	1.53
Forfeited or cancelled	—	—
Non-vested at March 28, 2015	482,000	$2.02

401(k) Plans The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans for up to 100% of their defined compensation. The Company matches a percentage of the participant’s contributions in accordance with the plan. Participants vest ratably in Company contributions over a four-year period. Company contributions to the plans for fiscal 2015 and 2014 were approximately $39,000 and $44,000, respectively.

11     Commitments and Contingencies

The Company leases a 47,300 square foot facility located in San Ramon, California that expires in December 31, 2016. The Company leased a 33,400 square foot facility located in Santa Rosa, California, under a lease that expired May 31, 2013. The Company did not extend the Santa Rosa lease and vacated the facility on May 31, 2013. All of the Company’s operations are in the San Ramon facility as of March 28, 2015.

The Company also leases certain other equipment under operating leases.

Total future minimum lease payments under these leases are as follows.

Fiscal year (Dollars in thousands)
2016	758
2017	523
2018	—
2019	—
Thereafter	—
Total	$1,281

The aggregate rental expense was $654,000 and $630,000 in fiscal 2015 and 2014, respectively.

The Company leases certain equipment under capital leases that expire through May 2019. Capital leases with costs totaling $319,000 and $456,000 are reported net of accumulated depreciation of $60,000 and $91,000 at March 28, 2015 and March 29, 2014, respectively.

Total future minimum lease payments under these capital leases are as follows.

Fiscal year (Dollars in thousands)	Principal	Interest	Total
2016	$69	$14	$83
2017	17	9	26
2018	20	6	26
2019	18	2	20
2020	3	—	3
Total	$127	$31	$158

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 28, 2015, total non–cancelable purchase orders were approximately $1.6 million and are scheduled to be delivered to the Company at various dates through March 2016.

A sole distributor of certain products has made a claim for commissions in connection with prior and future sales by the company for products that the Company believes are excluded from the distribution agreement. The potential liability from the claim, if any, cannot be reasonably estimated at this time.

12     Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(Dollars in thousands)	March 28, 2015	March 29, 2014
Balance at beginning of year	$61	$114
Provision, net	81	(5)
Warranty costs incurred	(66)	(48)
Balance at end of year	$76	$61

 13     Restructuring

During fiscal 2013, the Company took steps to reduce current and future expenses by reducing staff and by combining the operations in Santa Rosa into its San Ramon facility. This physical move was completed on May 31, 2013. Certain employee retention agreements were extended through December 2013. Substantially all of the restructuring costs were for the Microsource reportable segment. As of March 29, 2014 the Company had expensed $780,000 related to these restructuring costs. There were no restructuring costs during fiscal 2015 and the Company does not anticipate any additional restructuring costs. Restructuring costs during fiscal 2014 were $331,000.

14     Line of Credit

On June 11, 2013 the Company entered into an amendment to the Second Amended Credit Facility (the “New Amended Credit Facility”) with Silicon Valley Bank (the “Bank”). The New Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit, and extending the maturity date. The New Amended Credit Facility, which expired on April 15, 2015 and was replaced on June 1, 2015 with a $2.5 million line of credit with Bridge Bank (see Note 18, Subsequent Events), was secured by all assets of the Company and provided for a borrowing capacity equal to 80% of eligible accounts receivable (70% of eligible foreign accounts receivable) on an aggregate basis, up to a maximum $3.0 million, provided the Company maintained borrowing base eligibility, that is, a minimum of $750,000 of cash in excess of its line of credit liability.

The Second Amended Credit Facility and New Amended Credit Facility contained a collateral handling fee of one-tenth of one percent (0.10%) on outstanding financed receivables for each calendar month based upon a 360 day year. When the Company was borrowing base eligible, the collateral handling fee was not applicable. Interest accrued on the average outstanding borrowings at a floating per annum rate equal to the greater of the Prime Rate plus two percent (2.00%) or six percent (6.00%). When the Company was borrowing base eligible, any borrowings under the New Amended Credit Facility could be repaid and such repaid amounts re-borrowed until the maturity date. When the Company was not borrowing base eligible, advances were made on the New Amended Credit facility on individual accounts receivable and the Company was required to instruct its customers to remit payments to a lockbox at the Bank and when the Company was not borrowing base eligible, such payments are applied by the Bank to the line of credit to the extent monies were advanced to the Company based on such specific accounts receivable.  As of March 28, 2015, the Company was borrowing base eligible however there were no borrowings at March 28, 2015.

As of March 28, 2015, the maximum borrowing capacity under the Line of Credit was $1.8 million, of which the entire amount was available. The Bank may have terminated or suspended the Company’s right to advances under the line of credit if the Bank had determined there had been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay.

On June 16, 2014 the Company amended the term loan agreement with PFG creating a $500,000 revolving line of credit on which the Company drew $500,000. (see Note 15, Term Loan , Revolving Line of Credit and Warrants).

15       Term Loan, Revolving Line of Credit and Warrants

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

On June 3, 2015, the Company further amended its loan agreement with PFG (the “Second Amendment”). The Second Amendment cancelled the additional $500,000 that was available to the Company under the June 2014 Amendment (see Note 18, Subsequent Events).

Interest on the initial $1.0 million term loan is fixed at 9.75% and requires monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. As of March 28, 2015, the Company’s total outstanding debt associated with the initial PFG loan was $800,000.

Interest on the $500,000 revolving line with PFG is fixed, calculated on a daily basis at a rate of 12.50% per annum. The Company may prepay the loan at any time prior to the March 13, 2017 maturity date without a penalty. Beginning in October 2014, PFG had the right to convert the $500,000 revolving loan into a term loan and require principal payments to be amortized over the remaining loan term. On April 25, 2015, PFG exercised this right, and fully amortizing principal and interest payments are scheduled to begin in May 2015. As of March 28, 2015, the $500,000 revolving line was fully advanced.

The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the SVB position described in Note 14, and limits borrowing under the SVB credit line limit to $3.0 million. The Company paid a loan fee of $30,000 upon the initial draw (“First Draw”) and $15,000 for the June 2014 Amendment. The loan fees paid are recorded as prepaid expenses and amortized to interest expense over the remaining term of the PFG amended loan agreement.

The future payments under the initial loan and all the Amendments, were as follows as of March 28, 2015.

Fiscal year (Dollars in thousands)	Principal	Interest	Total
2016	$870	92	962
2017	430	18	448
Total	$1,300	$110	$1,410

The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. As of March 28, 2015, the Company was in compliance with all the financial covenants under the agreement.

The loan agreement also provided for the issuance of warrants convertible into 300,000 shares of the Company’s common stock, of which 180,000 were exercisable upon receipt of the initial $1.0 million from the First Draw, 80,000 became exercisable with the Amendment. The Second Amendment terminated the additional 40,000 warrants that would have become exercisable as part of cancelling the remaining $500,000 that was available under the Amendment. Each warrant issued under the loan agreement has a term of five years from the First Draw and an exercise price of $1.42 which was equal to the average NASDAQ closing price of the Company’s common stock for the ten trading days prior to the First Draw.

If the warrants are not exercised before expiration on March 13, 2019, the Company would be required to pay PFG $150,000 and $67,000 as settlement for warrants associated with the First Draw and the Amendment, respectively. The warrants could be settled for cash at an earlier date in the event of any acquisition or other change in control of the Company, future public issuance of Company securities or liquidation (or substantially similar event) of the Company. The Company currently has no plans for any of the aforementioned events, and as a result, the cash payment date is estimated to be the expiration date unless warrants are exercised before then. Due to the fixed payment amount on the expiration date, the warrant structure is in substance a debt arrangement (the “Warrant Debt”) with a zero interest rate, a fixed maturity date and a feature that makes the debt convertible to common stock. The conversion feature is an embedded derivative and due to the downward adjustment feature based on performance criteria is not considered indexed solely to the Company’s stock. Thus, for accounting purposes, the conversion feature is bifurcated and accounted for separately from the host debt instrument as a derivative liability measured at fair value which resulted in an initial carrying value of $128,000 for the derivative liability associated with the warrants issued in connection with the First Draw and an initial carrying value of $123,000 for the derivative liability associated with the warrants issued in connection with the Amendment.

As of March 28, 2015, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $174,000 and $78,000, respectively, for a combined value of $252,000. As of March 29, 2014, the estimated fair value of the derivative liability associated with the warrant issued in connection with the First Draw was $128,000. There was no derivative liability associated with the Amendment warrant at March 29, 2014. There was no change in the fair value of the derivative liabilities between fiscal 2015 and fiscal 2014 therefore there was no gains or losses on adjustment of derivative liability to fair value.

The proceeds from the initial $1.0 million draw were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $822,000 and $178,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at fair value resulting in a remaining carrying value of $50,000 associated with the Warrant Debt. The resulting discounts of $178,000 on the PFG Debt and $100,000 on the Warrant Debt will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt.

The proceeds from the $500,000 credit line issued in connection with the Amendment were allocated between the PFG Loan and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $365,000 and $135,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at its $123,000 estimated fair value resulting in a remaining carrying value of $12,000 associated with the Warrant Debt. The resulting discounts of $135,000 on the PFG Loan and $55,000 on the Warrant Debt is being accreted to interest expense under the effective interest method over the thirty-three month remaining term of the PFG Loan and the fifty-seven month remaining term of the Warrant Debt. For fiscal 2015, the Company recorded accretion of discount expense associated with the warrants issued with the PFG Loan of $152,000, there was no accretion of discount expense recorded in fiscal 2014 as the loan was funded in late fiscal 2014.

16       Series B, C, D Convertible Voting Perpetual Preferred Stock and Warrants

On November 10, 2011, the Company received $2,199,000 in cash proceeds from Alara Capital AVI II, LLC, a Delaware limited liability company (the “Investor”), an investment vehicle sponsored by Active Value Investors, LLC, under a Securities Purchase Agreement entered into on October 31, 2011. Under the terms of the Securities Purchase Agreement, the Company issued 9,997 shares of its Series B Convertible Voting Perpetual Preferred Stock (“Series B Preferred Stock”) to the Investor at a price of $220 per share. The Company has recorded $2.0 million as Series B Preferred Stock on the consolidated balance sheet which is net of stock offering costs of approximately $202,000 and represents the value attributable to both the convertible preferred stock and warrants issued to the Investor. After considering the value of the warrants, the effective conversion price of the preferred stock was greater than the common stock price on date of issue and therefore no beneficial conversion feature was present.

On February 19, 2013, the Company entered into a Securities Purchase Agreement pursuant to which it agreed to sell 3,424.65 shares of its Series C Convertible Voting Perpetual Preferred Stock (“Series C Preferred Stock”) to the Investor, for aggregate consideration of $500,000, which is approximately $146.00 per share. The Company has recorded $457,000 as Series C Preferred Stock on the consolidated balance sheet, which is net of stock offering costs of approximately $43,000. After considering the reduction in the value of the warrant, the effective conversion price of the preferred stock was greater than the common stock price on the date of issue and therefore no beneficial conversion feature was present.

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

Each share of Series B, Series C and Series D Preferred Stock is convertible into one hundred shares of the Company’s common stock. The investor also held warrants to purchase 1,017,405 shares at an exercise price of $1.43 per share, Warrants were exercised in part in February 2015 as discussed in Note 17, Exercise of Series C and Series D Warrants.

The table below presents information for the periods ended March 28, 2015 and March 29, 2014:

Preferred Stock

As of March 28, 2015 and March 29, 2014

				Liquidation
	Designated Shares	Shares Issued	Shares Outstanding	Preference (in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Total	19,500.00	18,533.51	18,533.51	$3,540

17       Exercise of Series C and Series D Warrants

On February 16, 2015, the Company entered into a Securities Purchase Agreement and Warrant Agreement with Alara Capital AVI II, LLC (“Alara Capital”), an investment vehicle sponsored by AVI Partners, LLC (“AVI” ) (with both entities collectively referred to herein as “Alara”), in which the Company received total gross cash proceeds of approximately $1.5 million. Funds were received from Alara in separate closings dated February 16, 2015 and February 23, 2015 in which Alara exercised a total of 1,002,818 of its existing Series C and Series D warrants to purchase common shares, all of which had an exercise price of $1.43 per share for total cash proceeds of $1,434,000, which was recorded net of $42,000 of stock issuance costs. As part of the consideration for this exercise, the Company sold to Alara two new warrants to purchase an additional 898,634 and 194,437 common shares at an exercise price of $1.78 and $1.76 per share, respectively, for a total purchase price of $137,000 or $0.125 per share, The new warrants have a term of five years and may be paid in cash or through a cashless net share settlement. The Company and Alara amended the remaining 14,587 warrants as part of the February closings. On May 14, 2015, Alara exercised the remaining 14,587 warrants by acquiring 7,216 of shares of the Company’s common stock through a cashless net share settlement. The Company recorded the issuance of the new Warrants using their estimated fair value on the date of issuance.  The Company estimated the fair value of the new Warrants using the Black-Scholes option valuation model with the following assumptions: expected term of 5 years, a risk-free interest rate of 1.54%, expected volatility of 90% and 0% expected dividend yield. The resulting $1.2 million from the issuance of the new Warrants was recorded as a charge to other expense in the current period.

18      Subsequent Events

On June1, 2015 the Company entered into a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The credit facility agreement replaced the line of credit with SVB which expired April 15, 2015. The agreement provides for a borrowing capacity of $2.5 million with the following sub-limits:

●	$500,000 on a Non-Formula basis in addition to the Borrowing Base
●	$100,000 under the Borrowing Base for International Services
●	$100,000 under the Borrowing Base for Cash Management Services

The loan is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2017 and bears an interest rate 1.5% over the prime rate of interest (which was 3.25% at the date of closing resulting in an interest rate of 4.75%). Interest is payable monthly with principal due upon maturity. The Company paid a commitment fee of $12,500, and an additional $12,500 is due on the first anniversary of the loan closing. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 135% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank N.A., plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principals of all obligations under the loan agreement). The amounts due under the facility could become immediately due in the event of default or in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the judgment of lender.

On June 3, 2015, concurrent with signing the $2.5 million Revolving Receivable Line of Credit with Bridge Bank, the Company amended its term loan agreement with PFG where PFG agreed to replace SVB with Bridge Bank as the holder of the first lien on the Company’s assets. The amended agreement also cancelled the additional $500,000 that was available to the Company under the June 2014 PFG Amendment. The Company agreed to pay PFG $150,000 principal payment towards the $500,000 outstanding revolving line of credit upon signing the amendment. The Company also agreed to pay PFG an additional $10,000 per month in principal payments until both loans are paid off, initially, the $10,000 will go against the $500,000 revolving line of credit, then against the term loan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Giga-tronics Incorporated

San Ramon, California

We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated (the “Company”) as of March 28, 2015 and March 29, 2014 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated as of March 28, 2015 and March 29, 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
San Francisco, California
June 9, 2015

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 28, 2015.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 28, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 Internal Control-Integrated Framework. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of March 28, 2015, the Company’s internal control over financial reporting was effective based on the criteria described in the 1992 “COSO Internal Control – Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 28, 2015, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 28, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 2015.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set for the under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2015 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 2015.

ITEM 13. CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the Proxy Statement under the section captioned “Appointment of Independent Registered Accounting Firm” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 28, 2015.

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

/s/ GARRETT A. GARRETTSON	Chairman of the Board	6/9/2015
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	6/9/2015
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ STEVEN D. LANCE	Vice President of Finance/	6/9/2015
Steven D. Lance	Chief Financial Officer & Secretary	Date
(Principal Financial Officer)

/s/ GORDON L. ALMQUIST	Director	6/9/2015
Gordon L. Almquist		Date

/s/ JAMES A. COLE	Director	6/9/2015
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	6/9/2015
Kenneth A. Harvey		Date

/s/ LUTZ P. HENCKELS	Director	6/9/2015
Lutz P. Henckels		Date

/s/ WILLIAM J. THOMPSON	Director	6/9/2015
William J. Thompson		Date

The following exhibits are filed by reference or herewith as a part of this report:

 INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

3.2

Certificate of Determination of Preferences of Preferred Stock Series A of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

3.3

Certificate of Determination of Series B Convertible Voting Perpetual Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011.

3.4

Certificate of Determination of Series C Convertible Voting Perpetual Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2013.

3.5

Certificate of Determination of Series D Convertible Voting Perpetual Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 3, 2013.

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008..

4.1

Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated January 23, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2013.

4.2

Amendment No. 1 to Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated June 27, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2013.

4.3

Amendment No. 2 to Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated February 16, 2015, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.1

Form of Indemnification Agreement between the Company and each of its directors and officers, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2010.

10.2

First Amendment to Office Lease Agreement between the Company and VIF/ZKS Norris Tech Center, LLC dated March 29, 2010 and relating to space located at 4650 Norris Canyon Road, San Ramon, CA, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2010.

10.3	2000 Stock Option Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 33-45476) filed on September 8, 2000. *

10.4	2005 Equity Incentive Plan, incorporated by reference to Attachment A to the Company’s Proxy Statement on Form DEF 14A filed on July 21, 2005. *

10.5

Amended and Restated Loan and Security Agreement between the Company and Partners for Growth IV, L.P. dated June 16, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

10.6

Amended and Restated Warrant between the Company and Partners for Growth IV, L.P. dated June 16, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014..

10.7

Amended and Restated Warrant between the Company and SVB Financial Group dated June 16, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

10.8

Amended and Restated Warrant between the Company and PFG Equity Investors, LLC dated June 16, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

10.9

Securities Purchase Agreement between the Company and Alara Capital AVI II, LLC dated June 27, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2013.

10.10

Securities Purchase Agreement between the Company and Alara Capital AVI II, LLC dated February 16, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.11

Warrant to Purchase 506,219 Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated July 8, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 12, 2013.

10.12

Warrant to Purchase 511,186 Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated July 8, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 12, 2013.

10.13

Warrant to Purchase 898,634 Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated February 16, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.14

Warrant to Purchase 194,437 Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated February 23, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2015.

10.15	Amended and Restated Warrant to Purchase 14,587 Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated February 23, 2015.

10.16

Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated November 10, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 14, 2011.

10.17

Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated July 8, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 12, 2013.

10.18

Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated February 16, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.19

Amendment No. 1 to Securities Purchase Agreement and Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated February 23, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2015.

10.20	Severance Agreement between the Company and John R. Regazzi dated June 3, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010. *

10.21	Severance Agreement between the Company and Michael R. Penta dated July 16, 2012*

10.22	Severance Agreement between the Company and Steven D. Lance dated June 1, 2015*

21	Significant Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following materials from the Company’s Annual Report on Form 10K for the year ended March 28, 2015, formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished but not filed).

*	Management contract or compensatory plan or arrangement.