Form 10-Q
period 2015-06-27
GIGA TRONICS INC
filed 2015-08-10
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 27, 2015

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [    ]     No [ X ]

There were a total of 6,725,281 shares of the Registrant’s Common Stock outstanding as of July 31, 2015.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 27, 2015 and March 28, 2015	2

	Unaudited Condensed Consolidated Statements of Operations, Three Months Ended June 27, 2015 and June 28, 2014	3

	Unaudited Condensed Consolidated Statements of Cash Flows, Three Months Ended June 27, 2015 and June 28, 2014	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other information	17
Item 6.	Exhibits	18

SIGNATURES		19

	Exhibit Index
	31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act.
	31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act.
	32.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act.
	32.2 Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act.

 i

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) risks related to customers’ credit worthiness/profiles; (4) changes in the Company’s credit profile and its ability to borrow; (5) a potential decline in demand for certain of the Company’s products; (6) potential product liability claims; (7) the potential loss of key personnel; and (8) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 28, 2015 or further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 27, 2015	March 28, 2015
Assets
Current assets:
Cash and cash-equivalents	$1,004	$1,170
Trade accounts receivable, net of allowance of $45, respectively	2,620	2,354
Inventories, net	3,789	3,365
Prepaid expenses and other current assets	337	373
Total current assets	7,750	7,262
Property and equipment, net	672	718
Other long term assets	69	74
Total assets	$8,491	$8,054
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$500	$—
Current portion of long term debt	808	811
Accounts payable	1,834	973
Accrued payroll and benefits	576	678
Deferred revenue	820	1,127
Deferred rent	132	127
Capital lease obligations	46	69
Other current liabilities	377	501
Total current liabilities	5,093	4,286
Long term loan and warrant debt, net of discounts	296	392
Derivative liability, at estimated fair value	315	252
Long term obligations - deferred rent	78	111
Long term obligations - capital lease	54	58
Total liabilities	5,836	5,099
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value Authorized - 1,000,000 shares;
Series A - designated 250,000 shares; no shares at June 27, 2015 and March 28, 2015 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at June 27, 2015 and March 28, 2015 issued and outstanding; (liquidation preference of $3,540 at June 27, 2015 and March 28, 2015)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 6,725,281 shares at June 27, 2015 and 6,705,065 at March 28, 2015 issued and outstanding	20,304	19,975
Accumulated deficit	(20,560)	(19,931)
Total shareholders' equity	2,655	2,955
Total liabilities and shareholders' equity	$8,491	$8,054

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands except per share data)	June 27, 2015	June 28, 2014
Net sales	$4,375	$4,508
Cost of sales	2,647	2,670
Gross margin	1,728	1,838

Operating expenses:
Engineering	746	929
Selling, general and administrative	1,455	1,027
Total operating expenses	2,201	1,956

Operating loss	(473)	(118)

Loss on adjustment of derivative liability to fair value	(63)	(193)
Other expense	—	(2)
Interest expense:
Interest expense, net	(51)	(59)
Interest expense from accretion of loan and warrant debt discounts	(42)	(24)
Total interest expense	(93)	(83)
Loss before income taxes	(629)	(396)
Provision for income taxes	—	47
Net loss	$(629)	$(443)

Loss per common share - basic	$(0.10)	$(0.09)
Loss per common share - diluted	$(0.10)	$(0.09)

Weighted average common shares used in per share calculation:
Basic	6,251	5,113
Diluted	6,251	5,113

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net loss	$(629)	$(443)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	74	75
Share based compensation	335	84
Loss on adjustment of derivative liability to fair value	63	193
Accretion of discounts on loan and warrant debt	42	24
Change in deferred rent	(28)	(21)
Changes in operating assets and liabilities	(349)	687
Net cash (used in) provided by operating activities	(492)	599

Cash flows from investing activities:
Purchases of property and equipment	(28)	—
Net cash used in investing activities	(28)	—

Cash flows from financing activities:
Payments on capital leases	(27)	(88)
Proceeds from line of credit	500	2,536
Proceeds from issuance of debt	—	500
Proceeds from exercise of stock options	22	22
Repayments of debt	(141)	—
Repayments of line of credit	—	(3,339)
Net cash provided by (used in) financing activities	354	(369)

(Decrease)/Increase in cash and cash-equivalents	(166)	230

Beginning cash and cash-equivalents	1,170	1,059
Ending cash and cash-equivalents	$1,004	$1,289

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$—	$2

Cash paid for interest	$43	$45

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$—	$49

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Organization and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 28, 2015.

Basis of Presentation The consolidated financial statements are presented on the assumption that the company will continue to operate as a going concern. Discussion of recent events that Management believes support this presentation are as follows:

In fiscal 2012 the Company began to invest heavily in the development of a new Giga-tronics Division product platform, the Advanced Signal Generation System. The Company has also experienced delays in completing the Advanced Signal Generation System which also contributed significantly to the losses of the Company. As of June 28, 2015 the Company had an accumulated deficit of $20.6 million.

The Company incurred a net loss of $629,000 for the first three months of fiscal 2016, which included non-cash expenses of $335,000 for stock based compensation and $105,000 of non-cash charges associated with the PFG warrant agreement due to accretion of loan and warrant debt discounts, and the adjustment of derivative liability to fair value. In fiscal 2015 the Company’s net loss was $1.7 million, which included a non-cash expense of $1.2 million related to the issuance of new warrants to Alara Capital and $152,000 of non-cash accretion of loan and warrant debt discounts.

In the fourth quarter of fiscal 2015 the Company received $1.5 million of net proceeds associated with Alara Capital exercising 1,002,818 of existing warrants (see Note 14, Exercise of Series C and Series D Warrants).

On June 1, 2015 the Company entered into a two year $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank N.A (“Bridge Bank”). The Bridge Bank credit facility replaced the line of credit with Silicon Valley Bank (“SVB”), which expired April 15, 2015. The $2.5 million credit facility includes $500,000 of available borrowing not based on accounts receivables (see Note 11, Accounts Receivable Line of Credit).

In the fourth quarter of fiscal 2015 two customers formally accepted initial units of the Company’s new Advanced Signal Generation System. In the first quarter of fiscal 2016 the Company received $522,000 of new orders for the Advanced Signal Generator. With customer acceptance of initial units, new customer orders received and the start of similar units in production for orders in backlog and potential future sales to customers, over the past two quarters the Advanced Signal Generation System has made progress towards becoming a viable commercial product. The Company could experience longer than anticipated sales cycles or delays in production and shipping volume quantities of the Advanced Signal Generation System, however, the Company believes the Advanced Signal Generation System will significantly contribute to the Company’s long term success.

In the first quarter of fiscal 2016 the Company received a $3.0 million Microsource production order, which is scheduled to start shipping in the second quarter of fiscal 2016 and be completed by the fourth quarter of fiscal 2016. In the first quarter of fiscal 2016 the Company also received the $1.5 million Navy 8003 order, which started shipping in the first quarter of fiscal 2016 and is expected to be completed in the second quarter of fiscal 2016.

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

New Accounting Standards In July 2015, the FASB issued ASU No, 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

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

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review. In fiscal 2015 the Company’s Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis. The Company considered factors such as estimated completion dates and product acceptance of the order prior to accounting for the NRE Order as milestone revenue. During the three month periods ended June 27, 2015 and June 28, 2014, revenue recognized on a milestone basis were $692,000 and $1.6 million, respectively. On certain contracts with several of the Company’s significant customers the Company receives payments in advance of manufacturing. Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above have been met.

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

(3)           Inventories

Inventories consisted of the following:

(In thousands)	June 27, 2015	March 28, 2015
Raw materials	$1,875	$1,631
Work-in-progress	1,764	1,598
Finished goods	42	15
Demonstration inventory	108	121
Total	$3,789	$3,365

 (4)          Loss Per Share

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

	Three Months Ended
(In thousands except per share data)	June 27, 2015	June 28, 2014
Net loss	$(629)	$(443)

Weighted average:
Common shares outstanding	6,251	5,113
Potential common shares	—	—
Common shares assuming dilution	6,251	5,113

Loss per common share – basic	$(0.10)	$(0.09)
Loss per common share – diluted	$(0.10)	$(0.09)
Stock options not included in computation that could potentially dilute EPS in the future	1,636	1,713
Restricted stock awards not included in computation that could potentially dilute EPS in the future	432	50
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	1,353	1,277

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the three month period ended June 27, 2015 and June 28, 2014 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(5)          Share Based Compensation

The Company has established the 2000 Stock Option Plan and the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,250,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 27, 2015, no SAR’s have been granted under the option plan. As of June 27, 2015, the total number of shares of common stock available for issuance was 347,702. All outstanding options have either a five year or a ten year life. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of the Company’s share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants. The risk-free interest rate is based on the U.S. Treasury rates with maturity similar to the expected term of the option on the date of grant. There were no options granted in the first quarter of fiscal 2016 and fiscal 2015.

A summary of the changes in stock options outstanding for the three month period ended June 27, 2015 and the year ended March 28, 2015 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 29, 2014	1,738,750	$1.53	6.8	$113
Granted	306,500	2.01
Exercised	90,000	1.80
Forfeited / Expired	228,275	1.81
Outstanding at March 28, 2015	1,726,975	$1.57	6.9	$219
Granted	—	—
Exercised	12,000	1.85	3.8
Forfeited / Expired	78,500	2.40
Outstanding at June 27, 2015	1,636,475	$1.53	7.5	$554

Exercisable at June 27, 2015	660,325	$1.49	6.8	$195

At June 27, 2015 expected to vest in the future	1,396,053	$1.52	7.4	$439

As of June 27, 2015, there was $650,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.90 years and will be adjusted for subsequent changes in estimated forfeitures. There were 38,500 options that vested during the quarter ended June 27, 2015, and 61,250 options that vested during the quarter ended June 28, 2014. The total fair value of options vested during each of the quarters ended June 27, 2015 and June 28, 2014 was $13,000 and $78,000 respectively. Options for 12,000 and 12,500 shares of common stock were exercised in the three month period ended June 27, 2015 and June 28, 2014 respectively. Share based compensation cost related to stock options recognized in operating results for the three months ended June 27, 2015 and June 28, 2014 totaled $114,000 and $81,000, respectively.

Restricted Stock

No restricted awards were granted during the first quarter of fiscal 2016 and fiscal 2015. The Company granted 50,000 shares of restricted stock outside the 2005 Plan in fiscal 2013 that vested in the first quarter of fiscal 2016. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. Compensation cost of $221,000 and $3,000 was recognized for the restricted and unrestricted stock awards during the first quarters of fiscal 2016 and 2015, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the three month period ended June 27, 2015 and the fiscal year ended March 28, 2015 is as follows:

		Weighted
		Average
	Shares	Fair Value
Non-vested at March 29, 2014	121,500	$1.39
Granted	432,000	2.11
Vested	71,500	1.53
Forfeited or cancelled	—	—
Non-Vested at March 28, 2015	482,000	$2.02
Granted	—	—
Vested	50,000	1.18
Forfeited or cancelled	—	—
Non-Vested at June 27, 2015	432,000	$2.11

(6)           Significant Customer and Industry Segment Information

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

The tables below present information for the three month periods ended June 27, 2015 and June 28, 2014:

	Three Month Periods Ended			Three Month Periods Ended
(In thousands)	At June 27, 2015	June 27, 2015		At June 28, 2014	June 28, 2014
			Net Income			Net Income
	Assets	Net Sales	(Loss)	Assets	Net Sales	(Loss)
Giga-tronics Division	$6,438	$2,117	$(1,645)	$6,052	$1,702	$(615)
Microsource	2,053	2,258	1,016	2,867	2,806	172
Total	$8,491	$4,375	$(629)	$8,919	$4,508	$(443)

During the first quarter of 2016, one customer accounted for 31% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 16% and was also included in the Microsource segment. A third customer accounted for 13% of the Company’s consolidated revenue and was included in the Giga-tronics Division. During the first quarter of 2015, one customer accounted for 24% of the Company’s consolidated revenues and was included in the Microsource segment. A second and third customer accounted for 34% and 16%, respectively, of the Company’s consolidated revenue and was included in the Giga-tronics Division.

(7)          Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.

The Company recorded no tax expense for the three months ended June 27, 2015. Income tax expense for the period ended June 28, 2014 was $47,000. The effective tax rate for the three months ended June 27, 2015 and June 28, 2014 was 0% and 12% primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of June 27, 2015, the Company had recorded $93,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due. However, as a result of the on-going examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015.

(8)        Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	Three Months Ended June 27, 2015	Three Months Ended June 28, 2014
Balance at beginning of period	$76	$61
Provision, net	17	4
Warranty costs incurred	(18)	(2)
Balance at end of period	$75	$63

(9)        Fair Value of Financial Instruments

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

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair values of term debt and warrant debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At June 27, 2015 the carrying amounts of the Company’s term debt and warrant debt totaled $1.0 million and $85,000, respectively. At June 27, 2015 the estimated fair values of the Company’s term debt and warrant debt totaled $1.1 million and $117,000, respectively. At June 28, 2014, the carrying amounts of the Company’s term debt and warrant debt totaled $844,000 and $53,000, respectively. At June 28, 2014 the estimated fair values of the Company’s term debt and warrant debt totaled $728,000 and $68,000, respectively. The fair value of the bifurcated conversion feature represented by the warrant derivative liability which is measured at fair value on a recurring basis is based on a Black Scholes option pricing model with assumptions for stock price, exercise price, volatility, expected term, risk free interest rate and dividend yield similar to those described previously for share-based compensation which were generally observable (Level 2). The Company had no assets or liabilities measured at fair value on a non-recurring basis, nor were there any transfers between Level 1 and Level 2 of the fair value hierarchy.

(10)        Line of Credit

On June 11, 2013 the Company further amended the Second Amended Credit Facility (the “Third Amended Credit Facility”) with SVB. The Third Amended Credit Facility amended the Second Amended Credit Facility by expanding the definition of eligible accounts, increasing the maximum limit, and extending the maturity date. The Third Amended Credit Facility, which expired on April 15, 2015 and was replaced on June 1, 2015 with a $2.5 million line of credit with Bridge Bank (see Note 11, Accounts Receivable Line of Credit). After replacing the SVB line of credit with the Bridge Bank line of credit, the Company no longer has any credit facilities with SVB.

 (11)      Accounts Receivable Line of Credit

On June 1, 2015 the Company entered into a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The credit facility agreement replaced the line of credit with SVB which expired April 15, 2015. The agreement provides for a maximum borrowing capacity of $2.5 million with a $500,000 on a Non-Formula basis in addition to the Borrowing Base.

The loan is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2017 and bears an interest rate, 1.5% over the bank’s prime rate of interest (which was 3.25% at the date of closing resulting in an interest rate of 4.75%). Interest is payable monthly with principal due upon maturity. The Company paid a commitment fee of $12,500, and an additional $12,500 is due on the first anniversary of the loan closing. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 135% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principals of all obligations under the loan agreement). As of June 27, 2015, the Company was in compliance with all the financial covenants under the agreement. The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the judgment of lender. As of June 27, 2015, the Company’s total outstanding borrowings and remaining borrowing capacity under the Bridge Bank line of credit was $500,000 and $1.5 million respectively.

(12)        Term Loan, Revolving Line of Credit and Warrants

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

On June 16, 2014, the Company amended its loan agreement with PFG (the “Amendment”). Under the terms of the Amendment, PFG made a revolving credit line available to Giga-tronics in the amount of $500,000, and the Company borrowed the entire amount on June 17, 2014. The revolving line has a 33 month term. The Amendment also reduced the Company’s potential future borrowing availability under the PFG Loan agreement from $1.0 million to $500,000.

On June 3, 2015, and following the Company’s new line of credit agreement with Bridge Bank (see Note 11, Accounts Receivable Line of Credit), the Company’s loan agreement with PFG was further amended (the “Second Amendment”). The Second Amendment cancelled the Company’s $500,000 of borrowing availability the June 2014 Amendment and required the Company to pay $150,000 towards its existing $500,000 outstanding balance under the revolving line of credit, in which the Company paid in July 2015. The Company also agreed to pay PFG an additional $10,000 per month towards its remaining credit line balance until repaid, followed by like payments towards its term loan balance until repaid.

Interest on the initial $1.0 million term loan is fixed at 9.75% and required monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining 30 months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. As of June 27, 2015, the Company’s total outstanding principal balance under the PFG term loan was $700,000.

Interest on the $500,000 revolving line with PFG is fixed, calculated on a daily basis at a rate of 12.50% per annum. The Company may prepay the loan at any time prior to the March 13, 2017 maturity date without a penalty. Beginning in October 2014, PFG had the right to convert the $500,000 revolving loan into a term loan and require principal payments to be amortized over the remaining loan term. On April 25, 2015, PFG exercised this right, and fully amortizing principal and interest payments began in May 2015. As of June 27, 2015, the Company’s total outstanding principal balance under the revolving credit line loan was $458,000.

The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the Bridge Bank debt agreement described in Note 11, and limits borrowing under the Bridge Bank credit line limit to $2.5 million. The Company paid a loan fee of $30,000 upon the initial draw (“First Draw”), $15,000 for the June 2014 Amendment and $5,000 for the Second Amendment. The loan fees paid are recorded as prepaid expenses and amortized to interest expense over the remaining term of the PFG amended loan agreement.

The PFG loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. As of June 27, 2015, the Company was in compliance with all the financial covenants under the agreement.

The loan agreement also provided for the issuance of warrants convertible into 300,000 shares of the Company’s common stock, of which 180,000 were exercisable upon receipt of the initial $1.0 million from the First Draw, and 80,000 became exercisable with the Amendment. The Second Amendment terminated the additional 40,000 warrants that would have become exercisable as part of cancelling the remaining $500,000 that was available under the Amendment. Each warrant issued under the loan agreement has a term of five years from the First Draw and an exercise price of $1.42 which was equal to the average NASDAQ closing price of the Company’s common stock for the ten trading days prior to the First Draw.

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

As of June 27, 2015, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $218,000 and $97,000, respectively, for a combined value of $315,000. The change in the fair value of the respective liabilities since their respective dates of issuance totaled $63,000 and is reported in earnings as a loss on adjustment of derivative liability to fair value.

The initial $1.0 million in proceeds under the term loan agreement were allocated between the PFG Debt and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $822,000 and $178,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at fair value resulting in a remaining carrying value of $50,000 associated with the Warrant Debt. The resulting discounts of $178,000 on the PFG Debt and $100,000 on the Warrant Debt will be accreted to interest expense under the effective interest method over the three-year term of the PFG Debt and the five-year term of the Warrant Debt.

The proceeds from the $500,000 credit line issued in connection with the Amendment were allocated between the PFG Loan and the Warrant Debt (inclusive of its conversion feature) based on their relative fair values on the date of issuance which resulted in initial carrying values of $365,000 and $135,000, respectively. The conversion feature was bifurcated from the Warrant Debt and recorded at its $123,000 estimated fair value resulting in a remaining carrying value of $12,000 associated with the Warrant Debt. The resulting discounts of $135,000 on the PFG Loan and $55,000 on the Warrant Debt is being accreted to interest expense under the effective interest method over the thirty-three month remaining term of the PFG Loan and the fifty-seven month remaining term of the Warrant Debt. For the three month period ended June 27, 2015 and June 28, 2014, the Company recorded accretion of discount expense associated with the warrants issued with the PFG Loan of $42,000 and $24,000 respectively.

(13)       Series B, C, D Convertible Voting Perpetual Preferred Stock and Warrants

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

On July 8, 2013 the Company received $817,000 in net cash proceeds from the Investor under a Securities Purchase Agreement. The Company sold to the Investor 5,111.86 shares of its Series D Convertible Voting Perpetual Preferred Stock (Series D Preferred Stock) and a warrant to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. The allocation of the $858,000 in gross proceeds from issuance of Series D Preferred Stock based on the relative fair values resulted in an allocation of $498,000 (which was recorded net of $41,000 of issuance costs) to Series D Preferred Stock and $360,000 to Common Stock.  In addition, because the effective conversion rate based on the $498,000 allocated to Series D Preferred Stock was $0.97 per common share which was less than the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $238,000 and was recorded as an increase of common stock and an increase to accumulated deficit.

Each share of Series B, Series C and Series D Preferred Stock is convertible into one hundred shares of the Company’s common stock. The investor also held warrants to purchase 1,017,405 shares at an exercise price of $1.43 per share which were exercised in February and May 2015 as discussed in Note 14, Exercise of Series C and Series D Warrants.

The table below presents information as of June 27, 2015 and March 28, 2015.

Preferred Stock

As of June 27, 2015 and March 28, 2015

				Liquidation
	Designated Shares	Shares Issued	Shares Outstanding	Preference (in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Total	19,500.00	18,533.51	18,533.51	$3,540

(14)        Exercise of Series C and Series D Warrants

On February 16, 2015, the Company entered into a Securities Purchase Agreement and Warrant Agreement with Alara Capital AVI II, LLC in which the Company received total gross cash proceeds of approximately $1.5 million. Funds were received from Alara in separate closings dated February 16, 2015 and February 23, 2015 in which Alara exercised a total of 1,002,818 of its existing Series C and Series D warrants to purchase common shares, all of which had an exercise price of $1.43 per share for total cash proceeds of $1,434,000, which was recorded net of $42,000 of stock issuance costs. As part of the consideration for this exercise, the Company sold to Alara two new warrants (“new Warrants”) to purchase an additional 898,634 and 194,437 common shares at an exercise price of $1.78 and $1.76 per share, respectively, for a total purchase price of $137,000 or $0.125 per share, The new warrants have a term of five years and may be paid in cash or through a cashless net share settlement. The Company and Alara amended the remaining 14,587 warrants as part of the February closings. On May 14, 2015, Alara exercised the remaining 14,587 warrants by acquiring 7,216 of shares of the Company’s common stock through a cashless net share settlement. The Company recorded the issuance of the new Warrants using their estimated fair value on the date of issuance.  The Company estimated the fair value of the new Warrants using the Black-Scholes option valuation model with the following assumptions: expected term of 5 years, a risk-free interest rate of 1.54%, expected volatility of 90% and 0% expected dividend yield. The resulting $1.2 million from the issuance of the new Warrants was recorded as a charge to other expense in the fourth quarter of fiscal 2015.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 28, 2015 Part I, under the heading “Certain Factors Which May Adversely Affect Future Operations or an Investment in Giga-tronics”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview

Giga-tronics produces instruments, subsystems and sophisticated microwave components that have broad applications in both defense electronics and wireless telecommunications. The Company has two reporting segments: Giga-tronics Division and Microsource.

Giga-tronics Division produces a broad line of test and measurement equipment used in the development, test and maintenance of electronic defense systems and automatic testing systems, wireless communications products and systems, flight navigational equipment, and designs, manufactures, and markets a line of switching devices that link together many specific purpose instruments that comprise automatic test systems. These products are used primarily in the design, production, repair and maintenance of commercial telecommunications, radar, and electronic warfare equipment. Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments and devices.

The Giga-tronics Division received orders of $1.5 million and $2.4 million in the first quarter of fiscal 2016 and 2015, respectively, from the United States Navy (“Navy”) for its Model 8003 Precision Scalar Analyzers and associated accessories (“8003”). In the first quarter of fiscal 2016 and fiscal 2015 the Navy was a significant customer for the Giga-tronics Division. The Company started shipping portions of the $1.5 million order in the first quarter of fiscal 2016, and expects to ship the remaining portions in the second quarter of fiscal 2016. The Company shipped all of the $2.4 million order in the first half of fiscal 2015.

In the first quarter of fiscal 2016, the Company’s Microsource division received a $3.0 million order (“Ongoing Production Order”) for its high performance YIG filters from a major aerospace company extending its ongoing production of the filters for the aerospace company. The Company expects to start shipments for this order in the second quarter of fiscal 2016, and complete it in the fourth quarter of fiscal 2016.

In the first quarter of fiscal 2015 the Microsource business unit received a $6.2 million order (“NRE Order”) for non-recurring engineering and for delivery of a limited number of flight-qualified prototype hardware from a major aerospace company to develop a variant of its high performance fast tuning YIG filters for an aircraft platform. In the first quarter of fiscal 2016 the Microsource business unit also finalized an associated multiyear $10.0 million YIG production order (“YIG Production Order”). The Company expects to start shipping the YIG Production Order in the summer of 2016.

In the first three months of fiscal 2016 and 2015 almost all of the orders and sales for the Microsource business unit were from two large aerospace customers. Almost all of the orders and revenue for the Microsource business is associated with programs for retrofitting radar filter components on existing military aircraft, and radar filter components for military aircraft being manufactured. The timing of orders and milestone achievements associated with these customers causes significant differences in orders, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another.

The Microsource NRE Order received in the first quarter of fiscal 2015 resulted in significant improvements to sales and results from operations when compared the first quarter of fiscal 2014. With a majority of the associated services from the NRE Order being completed in fiscal 2015 we do not expect to experience continued comparable increases in sales from fiscal 2015 to fiscal 2016, as we experienced from fiscal 2014 to fiscal 2015.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	June 27, 2015	June 28, 2014	% change
Giga-tronics Division	$3,508	$3,330	5%
Microsource	13,112	6,461	103%
Total	$16,620	$9,791	70%

New orders received in the first quarter of fiscal 2016 increased by 70% to $16.6 million from the $9.8 million received in the first quarter of fiscal 2015. The Giga-tronics Division saw a 5% increase in orders in the first quarter of fiscal 2016 due to a $575,000 increase in orders associated with the Company’s switching devices and $522,000 of orders for the new Advanced Signal Generator. These increases were partially offset by a $905,000 decrease in 8003 orders from the Navy. The Microsource business unit saw a 103% increase in the first quarter of fiscal 2016 due to the receipt of the $10.0 million YIG Production Order and the $3.0 million Ongoing Production Order, compared to the $6.2 million NRE Order received in the first quarter of fiscal 2015.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	June 27, 2015	June 28, 2014	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$3,662	$3,927	(7)%
Microsource	14,312	8,026	78%
Total	$17,974	$11,953	50%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$3,662	$3,927	(7)%
Microsource	4,179	6,155	(32)%
Total	$7,871	$10,082	(22)%

Backlog at the end of the first quarter of fiscal 2016 increased 50% compared to the end of the same period last year. The Giga-tronics Division saw a 7% decrease in backlog in the first quarter of fiscal 2016 due to an $836,000 decrease in 8003 backlog from the Navy, which was partially offset by an increase of the Company’s switching devices backlog of $575,000. Microsource saw a 78% increase in backlog in the first quarter of fiscal 2016 due to the receipt of the $10.0 million YIG Production Order and the $3.0 million Ongoing Production Order, which was partially offset by the $6.2 million NRE Order received in the first quarter of fiscal 2015 nearing completion.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	June 27, 2015	June 28, 2014	% Change
Giga-tronics Division	$2,117	$1,702	24%
Microsource	2,258	2,806	(20%)
Total	$4,375	$4,508	(3%)

Fiscal 2016 first quarter net sales were $4.4 million, a 3% decrease from the $4.5 million in the first quarter of fiscal 2015. Sales at Giga-tronics Division increased 24% or $415,000 primarily due to increases of $276,000 in sales of its switching devices and $204,000 of legacy signal generators. Sales at Microsource decreased 20% primarily due to a decrease of $835,000 of sales associated with the winding down of the NRE Order, which was partially offset by a $483,000 increase in production deliveries of YIG filters to a large aerospace company.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Month Periods Ended
(Dollars in thousands)	June 27, 2015	June 28, 2014	% change
Cost of sales	$2,647	$2,670	(1)%

 Cost of sales as a percentage of sales increased for the first quarter of fiscal 2016 to 60.5% compared to 59.2 % for the first quarter of fiscal 2015. This percentage increase was primarily due to the delivered NRE associated with the Microsource order during the first quarter of fiscal 2015 which had a lower cost of sales compared to product sales.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	June 27, 2015	June 28, 2014	% change
Engineering	$746	$929	(20%)
Selling, general and administrative	1,455	1,027	42%
Total	$2,201	$1,956	13%

Operating expenses increased 13% or $245,000 in the first quarter of fiscal 2016 over fiscal 2015. Engineering expenses decreased $183,000, primarily due to a $126,000 decrease in expenses in connection with our switch device development. The first quarter of fiscal 2015 saw increases in switch device spending for a new platform that is now in production and partially responsible for the increased switch device bookings and sales during the first quarter of fiscal 2016 discussed above. Selling, general and administrative increased by $428,000 primarily due to an additional $257,000 of non-cash stock based compensation, $38,000 related to increased officer salaries, $37,000 associated with the timing of audit and other accounting services, and $22,000 in increased related to commissions due to the higher Giga-tronics Division sales.

Derivative Liability

The Company recorded expense of $63,000 and $193,000 in the first quarter of fiscal 2016 and first quarter of fiscal 2015 respectively, related to revaluation of the derivative liability and accretion of discount, respectively, associated with warrants issued with the PFG Loan (see Note 12, Term Loan, Revolving Line of Credit and Warrants).

Net Interest Expense

Net interest expense in the first quarter of fiscal 2016 was $93,000, an increase of $10,000 over the first quarter of fiscal 2015, and was primarily due to the interest expense related to accretion of discounts on the PFG Loan and Warrant Debt.

Net Loss

Giga-tronics recorded a net loss of $629,000 for the first quarter of fiscal 2016 compared to a net loss of $443,000 the first quarter of fiscal 2015. The increased net loss was primarily due to the additional $257,000 of non-cash stock based compensation recorded within selling, general and administrative expenses in the first quarter of fiscal 2016 as discussed above.

Financial Condition and Liquidity

As of June 27, 2015, Giga-tronics had $1.0 million in cash and cash equivalents, compared to $1.2 million as of March 28, 2015.

Working capital was $2.7 million at June 27, 2015 compared to $3.0 million at March 28, 2015. The current ratio (current assets divided by current liabilities) at June 27, 2015 was 1.52 compared to 1.69 on March 28, 2015. The decrease in working capital was primarily due to the net loss during the period, an $861,000 increase in accounts payable caused primarily by a $424,000 increase in inventory needed to support orders of Giga-tronics switching devices and Advance Signal Generator received in the first quarter of fiscal 2016, and $500,000 of borrowing under the Bridge Bank line of credit as required to help fund the $266,000 increase in accounts receivable due to a significant portion of customer shipments occurring in the final month of the first quarter of fiscal 2016. Such invoicing typically has net 30 day payment terms. The increases in the current assets of inventory and accounts receivables were partially offset by the decreases in the current liabilities of accounts payable and line of credit.

Cash used in operating activities was $492,000 for the three month period ended June 27, 2015. Cash used in operating activities in the first quarter of fiscal 2016 resulted primarily from the net loss of $629,000, an increase in inventories of $424,000, a decrease in deferred revenue of $307,000 due to the completion of milestones associated with Microsource ongoing production contracts, and an increase in accounts receivable of $266,000. These uses of cash were partially offset by an increase to accounts payable of $861,000, and $335,000 of non-cash share based compensation expense which is included in the net loss.

Cash provided from operating activities was $599,000 for the three month period ended June 28, 2014. Cash provided from operating activities in the first quarter of fiscal 2015 resulted primarily from an increase in accounts payable of $1.2 million and deferred revenue of $773,000, which was partially offset by an increases in inventories of $605,000 and accounts receivables of $533,000, and the net loss of $443,000. Accounts payable increased due to the timing of payments to vendors, and due to the increased inventory purchases. Inventories increased as the Company purchased materials needed for the Navy 8003 order. Deferred revenue and accounts receivable increased due to invoicing associated with the Microsource New Order for NRE.

Additions to property and equipment were $28,000 in the first quarter of fiscal 2016 compared to $49,000 in the first quarter of fiscal 2015. The additions in the first quarter of fiscal 2015 were acquired through a capital lease. The additions in the first three months of fiscal 2016 and fiscal 2015 were associated with equipment needed to manufacture the new product platform.

Cash provided by financing activities for the quarter ended June 27, 2015 was $354,000, primarily due to $500,000 in proceeds from the accounts receivable line of credit with Bridge Bank (see Note 11, Accounts Receivable Line of Credit). These proceeds were partially offset by a $141,000 repayment of the Company’s term loan with PFG.

The Company incurred a net loss of $629,000 for the first three months of fiscal 2016, which contributed to an increase in our accumulated deficit of $20.6 million as of June 27, 2015.

In fiscal 2012 the Company began to invest heavily in the development of a new Giga-tronics Division product platform, the Advanced Signal Generation System. The Company has also experienced delays in completing the Advanced Signal Generation System which also contributed significantly to the losses of the Company. As of June 27, 2015 the Company had an accumulated deficit of $20.6 million.

The Company incurred a net loss of $629,000 for the first three months of fiscal 2016, which included non-cash expenses of $335,000 for stock based compensation and $105,000 of non-cash charges associated with the PFG warrant agreement due to accretion of loan and warrant debt discounts, and the adjustment of derivative liability to fair value. In fiscal 2015 the Company’s net loss was $1.7 million, which included a non-cash expense of $1.2 million related to the issuance of new warrants to Alara Capital and $152,000 of non-cash accretion of loan and warrant debt discounts. Also in fiscal 2015 the Company had operating income of $14,000, compared to an operating loss of $4.5 million in fiscal 2014.

In the fourth quarter of fiscal 2015 the Company received $1.5 million of net proceeds associated with Alara Capital exercising 1,002,818 of existing warrants (see Note 14, Exercise of Series C and Series D Warrants).

On June 1, 2015 the Company entered into a two year $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank N.A (“Bridge Bank”). The Bridge Bank credit facility replaced the line of credit with SVB, which expired April 15, 2015. The $2.5 million credit facility includes $500,000 of available borrowing not based on accounts receivables. Bridge Bank may terminate or suspend the Company’s right to advances if Bridge Bank determines there has been a material adverse change in the Company’s general affairs, financial forecasts or general ability to repay (see Note 11, Accounts Receivable Line of Credit).

In the fourth quarter of fiscal 2015 two customers formally accepted initial units of the Company’s new Advanced Signal Generation System. In the first quarter of fiscal 2016 the Company received $522,000 of new orders for the Advanced Signal Generator. With customer acceptance of initial units, new customer orders received and the start of similar units in production for orders in backlog and potential future sales to customers, over the past two quarters the Advanced Signal Generation System has made progress towards becoming a viable commercial product. The Company could experience longer than anticipated sales cycles or delays in production and shipping volume quantities of the Advanced Signal Generation System, however, the Company believes the Advanced Signal Generation System will significantly contribute to the Company’s long term success. Furthermore management expects the Company’s cash and liquidity needs will be met through the first quarter of fiscal 2017, even if the Company experiences such delays.

In the first quarter in fiscal 2016 the Company received the $3.0 million Microsource Ongoing Production Order, which is scheduled to start shipping in the second quarter of fiscal 2016 and be completed by the fourth quarter of fiscal 2016. In the first quarter of fiscal 2016 the Company also received the $1.5 million Navy 8003 order, which started shipping in the first quarter of fiscal 2016 and is expected to be completed in the second quarter of fiscal 2016.

Given the Alara Capital warrant exercise, the $2.5 million Bridge Bank Revolving Accounts Receivable Line of Credit agreement, the $3.0 million Microsource Ongoing Production Order, the $1.5 million Navy 8003 order and management’s forecasts of the Company’s cash flows for fiscal 2016, management believes the Company will have the necessary liquidity to continue its operations at least for the next twelve months.

ITEM 3 – QUANTITATI VE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of June 27, 2015, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework.”

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

A sole distributor of certain products has made a claim for commissions in connection with prior and future sales by the Company of products that the Company believes are excluded from the terms of the distribution agreement between the parties. As of June 27, 2015, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A - RISK FACTORS

The Company has a major customer that has the expectation the Company will have a Supplier Quality Management System certified to be AS9100C compliant. Divisions within the Company have held AS9100C certification for between six and fifteen years. The Company is currently undergoing an audit in connection with renewal of its certification that expires on August 28, 2015, and the initial findings include certain deficiencies in the Company’s procedures. The Company’s initial steps to mitigate these deficiencies were viewed favorably by the AS9100C auditors. If the Company’s certification is not renewed on August 28, 2015, the major customer would not be able to issue additional orders until such certification is regained, but the Company believes it could regain certification within a relatively short period without interruption in orders. If the Company was unable to regain AS9100C certification, the lack of certification could result in a loss of revenue and have a material adverse effect on results of operations.

There has been no other material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None other than as previously reported.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 10, 2015	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2015	/s/ Steven D. Lance
Steven D. Lance
Vice President of Finance
Chief Financial Officer & Secretary