Form 10-Q
period 2015-09-26
GIGA TRONICS INC
filed 2015-11-10
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 26, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [     ] No [ X ]

There were a total of 6,725,281 shares of the Registrant’s Common Stock outstanding as of September 26, 2015.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 26, 2015 and March 28, 2015	4

	Unaudited Condensed Consolidated Statements of Operations, Three and Six Months Ended September 26, 2015 and September 27, 2014	5

	Unaudited Condensed Consolidated Statements of Cash Flows, Six Months Ended September 26, 2015 and September 27, 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	24
Item 5.	Other information	24
Item 6.	Exhibits	24

SIGNATURES		25

.	Exhibit Index
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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations; (2) the potential loss of certain future orders and sales if the Company is unable to regain certification of AS9100C compliance or similar assurance of quality control within a reasonable time; (3) probable delisting of the Company’s common stock from the Nasdaq Capital Market; (4) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (5) risks related to customers’ credit worthiness/profiles; (6) changes in the Company’s credit profile and its ability to borrow; (7) a potential decline in demand for certain of the Company’s products; (8) potential product liability claims; (9) the potential loss of key personnel; and (10) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 28, 2015 or further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	September 26, 2015	March 28, 2015
Assets
Current assets:
Cash and cash-equivalents	$748	$1,170
Trade accounts receivable, net of allowance of $45, respectively	2,035	2,354
Inventories, net	4,367	3,365
Prepaid expenses and other current assets	273	373
Total current assets	7,423	7,262
Property and equipment, net	740	718
Other long term assets	100	74
Total assets	$8,263	$8,054
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$950	$—
Current portion of long term debt	629	811
Accounts payable	1,877	973
Accrued payroll and benefits	738	678
Deferred revenue	1,374	1,127
Deferred rent	138	127
Capital lease obligations	42	69
Other current liabilities	432	501
Total current liabilities	6,180	4,286
Long term loan, net of discount	101	392
Derivative liability, at estimated fair value	294	252
Long term obligations - deferred rent	39	111
Long term obligations - capital lease	115	58
Total liabilities	6,729	5,099
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value Authorized - 1,000,000 shares; Series A - designated 250,000 shares; no shares at September 26, 2015 and March 28, 2015 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at September 26, 2015 and March 28, 2015 issued and outstanding; (liquidation value of $3,540 at September 26, 2015 and March 28, 2015)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 6,725,281 shares at September 26, 2015 and 6,705,065 at March 28, 2015 issued and outstanding	20,489	19,975
Accumulated deficit	(21,866)	(19,931)
Total shareholders' equity	1,534	2,955
Total liabilities and shareholders' equity	$8,263	$8,054

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
(In thousands except per share data)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$3,063	$5,110	$7,438	$9,618
Cost of sales	2,186	2,794	4,833	5,464
Gross margin	877	2,316	2,605	4,154

Operating expenses:
Engineering	819	962	1,565	1,891
Selling, general and administrative	1,349	1,241	2,804	2,268
Total operating expenses	2,168	2,203	4,369	4,159

Operating income/( loss)	(1,291)	113	(1,764)	(5)

Gain/(loss) on adjustment of derivative liability to fair value	110	103	47	(90)
Other expense	—	—	—	(2)
Interest expense:
Interest expense, net	(60)	(78)	(111)	(137)
Interest expense from accretion of loan discount	(63)	(45)	(105)	(69)
Total interest expense	(123)	(123)	(216)	(206)
Income / (loss) before income taxes	(1,304)	93	(1,933)	(303)
Provision for income taxes	2	—	2	47
Net income/(loss)	$(1,306)	$93	$(1,935)	$(350)

Earnings/ (loss) per common share - basic	$(0.20)	$0.01	$(0.30)	$(0.07)
Earnings/(loss) per common share - diluted	$(0.20)	$0.01	$(0.30)	$(0.07)

Weighted average shares used in per share calculation:
Basic	6,472	5,178	6,361	5,145
Diluted	6,472	5,720	6,361	5,145

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Month Periods Ended
(In thousands)	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net loss	$(1,935)	$(350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	145	153
Share based compensation	533	311
Loss on adjustment of derivative liability to fair value	(47)	90
Accretion of discounts on loan and warrant debt	105	69
Change in deferred rent	(61)	(49)
Changes in operating assets and liabilities	489	322
Net cash (used in) provided by operating activities	(771)	546

Cash flows from investing activities:
Purchases of property and equipment	(89)	(16)
Net cash used in investing activities	(89)	(16)

Cash flows from financing activities:
Proceeds from line of credit	950	5,975
Repayments of debt	(490)	—
Payments on capital leases	(44)	(101)
Proceeds from exercise of stock options	22	145
Proceeds from issuance of debt	—	500
Repayments of line of credit	—	(6,577)
Net cash provided by (used in) financing activities	438	(58)

(Decrease)/Increase in cash and cash-equivalents	(422)	472

Beginning cash and cash-equivalents	1,170	1,059
Ending cash and cash-equivalents	$748	$1,531

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$81	$120

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$78	$49

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

Derivatives The Company’s derivatives are valued in accordance with US Generally Accepted Accounting Principles in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Changes in fair values are reported in earnings as gain or loss on adjustment of derivative liability to fair value.

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

(2)     Going Concern and Management’s Plan

The Company incurred net losses of $1.3 million for the second quarter of fiscal 2016 and $1.9 million for the first half of fiscal 2016, which have contributed to an accumulated deficit of $21.9 million as of September 26, 2015.

In the second quarter of fiscal 2016 the Company experienced delays in shipments of its legacy Giga-tronics Division test and measurement equipment and Microsource radar filter components due to late arriving materials from suppliers. The Company also experienced a delay in shipments for the Giga-tronics Division’s new Advanced Signal Generator product due to technical issues encountered prior to shipment. These delays in shipments have significantly contributed to a decrease in working capital of $3.0 million from March 28, 2015 to $1.2 million at September 26, 2015.

Many of the planned second quarter of fiscal 2016 shipments that were delayed, shipped early in the third quarter of fiscal 2016, including three units of the new Advanced Signal Generator product. The new Advanced Signal Generator product has now shipped to several customers, but potential delays in shipping volume quantities, or longer than anticipated sales cycles, could significantly contribute to additional future losses.

These matters raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

In the first quarter of fiscal 2016, the Company’s Microsource division received a $3.0 million order (“Ongoing Production Order”) for its high performance YIG filters from a major aerospace company extending its ongoing production of the filters for the aerospace company. The Company started shipments for this order in the second quarter of fiscal 2016, and expects to complete it in the fourth quarter of fiscal 2016.

●

Also in the first quarter of fiscal 2016, the Company’s the Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company expects to start shipping the YIG Production Order in the fall of 2016.

●

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

●

In October 2015 the Company received a $1.4 million order for the new Advanced Signal Generator product, which the Company expects to fulfill in the current fiscal year after achieving ISO9001 certification. With several customer shipments, new customer orders received, and the start of similar units in production for orders in backlog and potential future sales to customers, the Advanced Signal Generation System has made progress towards becoming a viable commercial product. The Company could experience longer than anticipated sales cycles or delays in production and shipping volume quantities of the Advanced Signal Generation System. Also, the Company has recently lost, and is seeking to regain its AS9100C Certification on its Supplier Quality Management System. Assuming the Company can regain AS9100C or ISO9001 certification (a requirement of certain customers) within a reasonable period of time, the Company believes the Advanced Signal Generation System will significantly contribute to the Company’s long term success.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into an advance payment arrangement with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In the first two quarters of fiscal 2016 the Company entered into advance payment arrangements totaling $1.1 million, and during the first two quarters of fiscal 2015 the Company entered into $1.3 million of advance payment arrangements. The Company will continue to seek similar terms in future agreements with this customer and other customers.

Management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

Management will also continue to seek additional working capital through debt, equity financing or possible product line sales, however there are no assurances that such financings or sales will be available at all, or on terms acceptable to the Company.

The current year loss has had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

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

Milestones are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review. In fiscal 2015 the Company’s Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis. The Company considered factors such as estimated completion dates and product acceptance of the order prior to accounting for the NRE Order as milestone revenue. During the three and six month periods ended September 26, 2015 and September 26, 2014, revenue recognized on a milestone basis were $18,000 and $710,000, and $1.3 million and $2.9 million, respectively.

On certain contracts with several of the Company’s significant customers, the Company receives payments in advance of manufacturing. Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above has been met.

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

(4)            Inventories

Inventories consisted of the following:

(In thousands)	September 26, 2015	March 28, 2015
Raw materials	$2,016	$1,631
Work-in-progress	2,176	1,598
Finished goods	87	15
Demonstration inventory	88	121
Total	$4,367	$3,365

(5)            Earnings/ Loss Per Share

Basic earnings (loss) per share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation were greater than the weighted average number of options outstanding multiplied by the average market price during the period. The shares used in per share computations are as follows:

	Three Month Periods Ended		Six Month Periods Ended
(In thousands except per share data)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income/(loss) as reported	$(1,306)	$93	$(1,935)	$(350)
Net income attributable to participating securities	—	(25)	—
Net income/(loss)	$(1,306)	$68	$(1,935)	$(350)

Weighted average:
Common shares outstanding	6,472	5,178	6,361	5,145
Potential common shares	—	542	—	—
Common shares assuming dilution	6,472	5,720	6,361	5,145

Net earnings/ loss per share - basic	$(0.20)	$0.01	$(0.30)	$(0.07)
Net earnings/ loss per share - diluted	$(0.20)	$0.01	$(0.30)	$(0.07)
Stock options not included in computation that could potentially dilute EPS in the future	1,636	957	1,636	1,770
Restricted stock awards not included in computation that could potentially dilute EPS in the future	245	187	245	237
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	—	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	1,353	—	1,353	1,277

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the three and six month periods ended September 26, 2015 and September 27, 2014 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(6)     Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of September 26, 2015, no SARs have been granted under the option plan. As of September 26, 2015, the total number of shares of common stock available for issuance is 947,702. All outstanding options have either a five year or a ten year life. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period. There were no options granted in the second quarter of fiscal 2016 and for the first half of fiscal 2016. There were 229,500 options granted in the second quarter of fiscal 2015 and for the first half of fiscal 2015 with weighted average grant date fair values of $1.75 per share.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Six Month Periods Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Dividend yield	None	None	None	None
Expected volatility	None	91.47%	None	91.47%
Risk-free interest rate	None	1.66%	None	1.66%
Expected term (years)	None	8.36	None	8.36

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

A summary of the changes in stock options outstanding for the six month period ended September 26, 2015 and the fiscal year ended March 28, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 29, 2014	1,738,750	$1.53	6.8	$113
Granted	306,500	2.01
Exercised	90,000	1.80
Forfeited / Expired	228,275	1.81
Outstanding at March 28, 2015	1,726,975	$1.57	6.9	$219
Granted	—	—
Exercised	12,000	1.85
Forfeited / Expired	78,500	2.40
Outstanding at September 26, 2015	1,636,475	$1.53	7.2	$4

Exercisable at September 26, 2015	912,975	$1.46	6.8	$2

At September 26, 2015, expected to vest in the future	1,473,945	$1.51	7.1	$3

As of September 26, 2015, there was $586,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.7 years. There were 252,650 options and 98,150 options that vested during the quarter ended September 26, 2015 and September 27, 2014, respectively. The total grant date fair value of options vested during the quarters ended September 26, 2015 and September 27, 2014 was $243,000 and $104,000, respectively. There were 291,150 and 159,400 options that vested during the six month period ended September 26, 2015 and September 27, 2014, respectively. The total grant date fair value of options vested during the six month periods ended September 26, 2015 and September 27, 2014 was $285,000 and $183,000, respectively. No shares were exercised in the three month period ended September 26, 2015 and 64,000 shares were exercised in the three month period ended September 27, 2014. Options of 12,000 shares were exercised in the six month period ended September 26, 2015 and 76,500 shares were exercised in the six month period ended September 27, 2014. Share based compensation cost recognized in operating results for the three month periods ended September 26, 2015 and September 27, 2014 totaled $109,000 and $96,000, respectively. Share based compensation cost recognized in operating results for the six month periods ended September 26, 2015 and September 27, 2014 totaled $223,000 and $177,000, respectively.

Restricted Stock

No restricted awards were granted in the second quarter or the first half of fiscal 2016. The Company granted 187,000 shares of restricted stock during the first half of fiscal 2015 to the members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2015. These restricted stock awards fully vested in the fiscal quarter ended September 26, 2015. The weighted average grant date fair value was $2.47. The Company granted 50,000 shares of restricted stock outside the 2005 Plan in fiscal 2013 that vested in the first quarter of fiscal 2016. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.

As of September 26, 2015, there was $149,000 of total unrecognized compensation cost related to restricted awards. That cost is expected to be recognized over a weighted average period of 0.5 years. Compensation cost was recognized for the restricted and unrestricted stock awards for the three and six month periods ended September 26, 2015 totaling $89,000 and $220,000, respectively. Compensation cost was recognized for the restricted and unrestricted stock awards for the three and six month periods ended September 27, 2014 totaling $131,000 and $134,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding at September 26, 2015 and at March 28, 2015 is as follows:

	Shares	Wt. Avg. Grant Date Fair Value
Non-Vested at March 29, 2014	121,500	$1.39
Granted	432,000	2.11
Vested	71,500	1.53
Forfeited or cancelled	—	—
Non-Vested at March 28, 2015	482,000	$2.02
Granted	—	—
Vested	237,000	2.02
Forfeited or cancelled	—	—
Non-Vested at September 26, 2015	245,000	$1.84

(7)      Significant Customer and Industry Segment Information

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

The tables below present information for the three and six month periods ended September 26, 2015 and September 27, 2014.

		Three Month Periods Ended			Three Month Periods Ended
(In thousands)	Sep. 26, 2015	Sep. 26, 2015		Sep. 27, 2014	Sep. 27, 2014
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,966	$2,099	$(1,609)	$5,834	$2,915	$(1,054)
Microsource	2,297	964	303	2,644	2,195	1,147
Total	$8,263	$3,063	$(1,306)	$8,478	$5,110	$93

		Six Month Periods Ended			Six Month Periods Ended
(In thousands)	Sep. 26, 2015	Sep. 26, 2015		Sep. 27, 2014	Sep. 27, 2014
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,966	$4,216	$(3,254)	$5,834	$4,617	$(2,696)
Microsource	2,297	3,222	1,319	2,644	5,001	2,346
Total	$8,263	$7,438	$(1,935)	$8,478	$9,618	$(350)

During the second quarter of fiscal 2016, two customers accounted for 62% of the Company’s consolidated revenues. One of the customers accounted for 31% of the Company’s consolidated revenue and was included in the Giga-tronics Division. A second customer accounted for another 31% of the Company’s consolidated revenue for the three months ended September 26, 2015 and was primarily included in the Microsource segment. A third customer accounted for 12% of the Company’s consolidated revenue for the three months ended September 26, 2015 and was primarily included in the Giga-tronics Division. During the second quarter of fiscal 2015, one customer accounted for 37% of the Company’s consolidated revenue and was primarily included in the Giga-tronics Division. A second customer accounted for 26% and was included in the Microsource segment.

During the first half of fiscal 2016, one customer accounted for 31% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 20% of the Company’s consolidated revenue for the six months ended September 26, 2015 and was included in the Giga-tronics Division. A third customer accounted for 10% of the Company’s consolidated revenue for the six months ended September 26, 2015 and was primarily included in the Microsource segment. One customer accounted for 31% of the Company’s consolidated revenues for the six months ended September 27, 2014 and was primarily included in the Microsource segment. A second customer accounted for 27% of the Company’s consolidated revenues for the six months ended September 27, 2014 and was included in the Giga-tronics Division.

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

The Company recorded $2,000 tax expense for the three months and six months ended September 26, 2015. The Company’s tax expense for the three and six months ended September 27, 2014 was $47,000. The effective tax rate for the three months and six months ended September 26, 2015 and September 27, 2014 was 0% and 12% primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of September 26, 2015, the Company had recorded $93,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due. However, as a result of the ongoing examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015

(9)        Warranty Obligations

The Company records a provision in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Balance at beginning of period	$75	$63	$76	$61
Provision, net	9	17	26	27
Warranty costs incurred	(17)	(7)	(35)	(15)
Balance at end of period	$67	$73	$67	$73

(10)      Fair Value

Fair Value Pursuant to the accounting guidance for fair value measurement and its subsequent updates, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The fair value hierarchy is broken down into the three input levels summarized below:

•

Level 1 —Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasuries and trading securities with quoted prices on active markets.

•

Level 2 —Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the- counter derivatives.

•	Level 3 —Valuations based on unobservable inputs in which there are little or no market data, which require us to develop our own assumptions.

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair values of term debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At September 26, 2015 and March 28, 2015, the carrying amounts of the Company’s term debt totaled $730,000 and $1.1 million respectively and the estimated fair value totaled $725,000 and $1.2 million respectively. The fair value was calculated using a discounted cash flow model and utilized an 18% discount rate which is commensurate with market rates given the remaining term, principal repayment schedule, the Company’s creditworthiness and outstanding loan balance.

The Company’s derivative warrant liability is measured at fair value on a recurring basis and is categorized as Level 3 in the fair value hierarchy. The derivative warrant liability is valued using the Monte Carlo simulation model, using the following assumptions as of September 26, 2015: (i) the remaining expected life of 3.5 years, (ii) the Company’s historical volatility rate of 105.7%, (iii) risk-free interest rate of 1.18%, and (iv) a discount rate of eighteen percent.

The Company’s assets and liabilities that are recognized and measured at fair value on a recurring basis are as follows:

Fair Value Measurements as of September 26, 2015 (In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$294
Total	$—	—	$294

Fair Value Measurements as of March 28, 2015 (In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$341
Total	$—	$—	$341

There were no transfers between Level 1, Level 2 or Level 3 for the three and six month periods ended September 26, 2015 and March 28, 2015.

The table below summarizes changes in gains and losses recorded in earnings for Level 3 assets and liabilities that are still held at September 26, 2015:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Warrant liability at beginning of period	$404	$444	$341	$251
Gains (recorded in other income/expense)	(110)	(103)	(47)	—
Losses (recorded in other income/expense)	—	—	—	90
Warrant liability at end of period	$294	$341	$294	$341

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at September 26, 2015 and March 28, 2015.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 26, 2015 and March 28, 2015:

September 26, 2015	Valuation Technique(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	18%

March 28, 2015	Valuation Techniques(s)	Unobservable Input
Warrant liability	Discounted cash flow	Discount rate	18%

The discount rate of eighteen percent is management’s estimate of the current cost of capital given the Company’s credit worthiness. A significant increase in the discount rate would significantly decrease the fair value, but the magnitude of this decrease would be less significant in a scenario where the Company’s stock price is significantly higher than the exercise price since the holder’s option to take a cash payment at maturity represents a smaller component of the total fair value when the Company’s stock price is higher. The Monte Carlo simulation model simulated the Company’s stock price through the maturity date of March 31, 2019. At the end of the simulated period, the value of the warrant was determined based on the greater of (1) the net share settlement value, (2) the net exercise value, or (3) the fixed cash put value.

(11)    Accounts Receivable Line of Credit

On June 1, 2015 the Company entered into a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The credit facility agreement replaced the line of credit with SVB which expired April 15, 2015. The agreement provides for a maximum borrowing capacity of $2.5 million of which $2.0 million is subject to a borrowing base calculation and $500,000 is non-formula based.

The loan is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2017 and bears an interest rate, equal to 1.5% over the bank’s prime rate of interest (which was 3.25% at the date of closing resulting in an interest rate of 4.75%). Interest is payable monthly with principal due upon maturity. The Company paid a commitment fee of $12,500, and an additional $12,500 is due on the first anniversary of the loan closing. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 135% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). As of September 26, 2015, the Company was in compliance with all the financial covenants under the agreement. The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of September 26, 2015, the Company’s total outstanding borrowings and remaining borrowing capacity under the Bridge Bank line of credit were $950,000 and $1.0 million, respectively.

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

On June 16, 2014, the Company amended its loan agreement with PFG (the “Amendment”). Under the terms of the Amendment, PFG made a revolving credit line available to Giga-tronics in the amount of $500,000, and the Company borrowed the entire amount on June 17, 2014. The revolving line had a 33 month term. The Amendment also reduced the Company’s potential future borrowing availability under the PFG Loan agreement from $1.0 million to $500,000. The interest on the PFG revolving credit line was fixed, calculated on a daily basis at a rate of 12.50% per annum. The Company was allowed to prepay the loan at any time prior to its March 13, 2017 maturity date without a penalty. Beginning in October 2014, PFG had the right to convert the $500,000 revolving loan into a term loan and require principal payments to be amortized over the remaining loan term. On April 25, 2015, PFG exercised this right, and fully amortizing principal and interest payments began in May 2015.

On June 3, 2015, and following the Company’s new line of credit agreement with Bridge Bank (see Note 11, Accounts Receivable Line of Credit), the Company’s loan agreement with PFG was further amended (the “Second Amendment”). The Second Amendment cancelled the Company’s $500,000 of borrowing availability under the June 2014 Amendment and required the Company to pay PFG $150,000 towards its existing $500,000 outstanding balance under the revolving line of credit, in which the Company paid in July 2015. The Company also agreed to pay PFG an additional $10,000 per month towards its remaining credit line balance until repaid, followed by like payments towards its term loan balance until repaid. The Company expects to pay off the credit line by April 1, 2016.

Interest on the initial $1.0 million term loan is fixed at 9.75% and required monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining 30 months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. As of September 26, 2015, the Company’s total outstanding principal balance under the PFG term loan was $600,000.

As of September 26, 2015, the Company’s total outstanding principal balance under the revolving credit line loan was $208,000.

The PFG loan is secured by all of the assets of the Company under a lien that is junior to the Bridge Bank debt agreement described in Note 11, and limits borrowing under the Bridge Bank credit line to $2.5 million. The Company paid a loan fee of $30,000 upon the initial draw (“First Draw”), $15,000 for the June 2014 Amendment and $5,000 for the Second Amendment. The loan fees paid are recorded as prepaid expenses and amortized to interest expense over the remaining term of the PFG amended loan agreement.

The PFG loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligations to PFG could become immediately due. As of the quarter ended September 26, 2015, the Company was not in compliance with the revenue financial covenant under the agreement. As a result, the Company notified PFG of the non-compliance and PFG provided the Company a waiver on October 8, 2015 related to the non-compliance which required a $10,000 cash payment by the Company. The Company paid this amount on October 13, 2015.

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

If the warrants are not exercised before expiration on March 13, 2019, the Company would be required to pay PFG $150,000 and $67,000 as settlement for warrants associated with the First Draw and the Amendment, respectively. The warrants could be settled for cash at an earlier date in the event of any acquisition or other change in control of the Company, future public issuance of Company securities or liquidation (or substantially similar event) of the Company. The Company currently has no plans for any of the aforementioned events, and as a result, the cash payment date is estimated to be the expiration date unless warrants are exercised before then. The warrants have the characteristics of both debt and equity and are accounted for as a derivative liability measured at fair value each reporting period with the change in fair value recorded in earnings. The initial fair value of the warrants associated with the First Draw and Amendment were $128,000 and $123,000, respectively.

As of September 26, 2015, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $176,000 and $118,000, respectively, for a combined value of $294,000. The change in the fair value of the warrant liability totaled $110,000 for the three month period ended September 26, 2015 and is reported in the accompanying statement of operations as a gain on adjustment of derivative liability to fair value.

The initial $1.0 million in proceeds under the term loan agreement were allocated between the PFG Loan and the warrants based on their relative fair values on the date of issuance which resulted in initial carrying values of $822,000 and $178,000, respectively. The resulting discount of $178,000 on the PFG Loan is being accreted to interest expense under the effective interest method over the three-year term of the PFG Loan.

The proceeds from the $500,000 credit line issued in connection with the Amendment were allocated between the PFG Loan and the warrants based on their relative fair values on the date of issuance which resulted in initial carrying values of $365,000 and $135,000, respectively. The resulting discounts of $135,000 on the PFG Loan is being accreted to interest expense under the effective interest method over the remaining term of the PFG Loan.

For the three month periods ended September 26, 2015 and September 27, 2014, the Company recorded accretion of discount expense associated with the PFG Loan of $63,000 and $45,000 respectively. For the six month period ended September 26, 2015 and September 27, 2014, the Company recorded accretion of discount expense associated with the PFG Loan of $105,000 and $69,000 respectively.

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

On February 19, 2013, the Company entered into a Securities Purchase Agreement pursuant to which it agreed to sell 3,424.65 shares of its Series C Convertible Voting Perpetual Preferred Stock (“Series C Preferred Stock”) to the Investor, for aggregate consideration of $500,000, which is approximately $146.00 per share. The Company has recorded $457,000 as Series C Preferred Stock on the consolidated balance sheet, which is net of stock offering costs of approximately $43,000.After considering the reduction in the value of the warrant, the effective conversion price of the preferred stock was greater than the common stock price on the date of issue and therefore no beneficial conversion feature was present.

On July 8, 2013 the Company received $817,000 in net cash proceeds from the Investor under a Securities Purchase Agreement. The Company sold to the Investor 5,111.86 shares of its Series D Convertible Voting Perpetual Preferred Stock (Series D Preferred Stock) and a warrant to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. The allocation of the $858,000 in gross proceeds from issuance of Series D Preferred Stock based on the relative fair values resulted in an allocation of $498,000 (which was recorded net of $41,000 of issuance costs) to Series D Preferred Stock and $360,000 to Common Stock. In addition, because the effective conversion rate based on the $498,000 allocated to Series D Preferred Stock was $0.97 per common share which was less than the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled$238,000 and was recorded as an increase of common stock and an increase to accumulated deficit.

Each share of Series B, Series C and Series D Preferred Stock is convertible into one hundred shares of the Company’s common stock. The investor also held warrants to purchase 1,017,405 shares at an exercise price of $1.43 per share which were exercised in February and May 2015 as discussed in Note 14, Exercise of Series C and Series D Warrants.

The table below presents information as of September 26, 2015 and March 28, 2015.

Preferred Stock as of September 26, 2015 and March 28, 2015

	Designated Shares	Shares Issued	Shares Outstanding	Liquidation Preference (in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Total	19,500.00	18,533.51	18,533.51	$3,540

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

(15)     Software Development Costs

On September 3, 2015, the Company entered into a software development agreement with a major aerospace and defense company whereby the aerospace company would develop and license its simulation software to the Company. The simulation software (also called Open Loop Simulator or OLS technology) is currently the aerospace’ company’s intellectual property. The OLS technology generates threat simulations and enables various hardware to generate signals for performing threat analysis on systems under test. The Company intends to license the OLS software as a bundled or integrated solution with its Advanced Signal Generator system. The Company is obligated to pay the aerospace company software development costs for OLS of $820,556 as well as a fixed fee of $98,467 ($919,023 in the aggregate), which is payable in monthly installments as the work is performed by the aerospace company through August 2016. The OLS technology is a perpetual license agreement that may be terminated by the Company at any time as long as the Company provides a notice to the aerospace company and pays for the development costs incurred through the notice termination date. The Company is also obligated to pay royalties to the aerospace company on net sales of its Advanced Signal Generator product sold with the OLS software equal to seven percent of net sales price of each ASG system sold or $20,000, whichever is greater. The agreement also provides for minimum calendar years royalties of $100,000 beginning six months from the date of delivery of the software data package to the Company, such amounts would be prorated for the fractional calendar year. In the event aggregate royalties in any calendar year are less than $100,000, the aerospace company may terminate the license agreement by giving the Company 30 day advance written notice. Royalties are payable within 30 days following each calendar quarter. The Company expenses research and development costs as they are incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs for the quarter ended September 26, 2015 were immaterial. The company intends to amortize the costs of capitalized software to cost of sales once the product is released to its customers

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 28, 2015 Part I, under the heading “Risk Factors”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

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

The Giga-tronics Division received orders of $1.5 million and $2.4 million in the first quarter of fiscal 2016 and 2015, respectively, from the United States Navy (“Navy”) for its Model 8003 Precision Scalar Analyzers and associated accessories (“8003”). In the first half of fiscal 2016 and fiscal 2015 the Navy was a significant customer for the Giga-tronics Division. The Company started shipping portions of the $1.5 million order in the first quarter of fiscal 2016, and completed the remaining portion in the second quarter of fiscal 2016. The Company shipped all of the $2.4 million order in the first half of fiscal 2015.

In the first quarter of fiscal 2016, the Company’s Microsource division received a $3.0 million order (“Ongoing Production Order”) for its high performance YIG filters from a major aerospace company extending its ongoing production of the filters for the aerospace company. The Company started shipments for this order in the second quarter of fiscal 2016, and expects to complete it in the fourth quarter of fiscal 2016.

In the first quarter of fiscal 2015 the Microsource business unit received a $6.2 million order (“NRE Order”) for non-recurring engineering and for delivery of a limited number of flight-qualified prototype hardware from a major aerospace company to develop a variant of its high performance fast tuning YIG filters for an aircraft platform. In the first quarter of fiscal 2016 the Microsource business unit also finalized an associated multiyear $10.0 million YIG production order (“YIG Production Order”). The Company expects to start shipping the YIG Production Order in the fall of 2016.

In the second quarter and first half of fiscal 2016 and 2015 almost all of the orders and sales for the Microsource business unit were from two large aerospace customers. Almost all of the orders and revenue for the Microsource business is associated with programs for retrofitting radar filter components on existing military aircraft, and radar filter components for military aircraft being manufactured. The timing of orders and milestone achievements associated with these customers causes significant differences in orders, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another.

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

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	September 26, 2015	September 27, 2014	% change
Giga-tronics Division	$781	$1,223	(36)%
Microsource	61	114	(46)%
Total	$842	$1,337	(37)%

	Six Month Periods Ended
(Dollars in thousands)	September 26, 2015	September 27, 2014	% change
Giga-tronics Division	$4,289	$4,553	(6)%
Microsource	13,173	6,575	100%
Total	$17,462	$11,128	57%

New orders received in the second quarter of fiscal 2016 decreased by 37% to $842,000 from the $1.3 million received in the second quarter of fiscal 2015. New orders for the Giga-tronics Division saw a $276,000 decrease associated with legacy Power Meter products due to less demand for the product line, and a $102,000 decrease associated with Switching products due to timing of orders placed by customers over the fiscal year. New orders for the Microsource Division decreased due to the timing of large Microsource orders for radar filter components from two aerospace companies.

New orders received in the first half of fiscal 2016 increased 57% to $17.5 million from the $11.1 million received in the first half of fiscal 2015. The Microsource business unit saw a 100% increase in the first half of fiscal 2016 due to the receipt of the $10.0 million YIG Production Order and the $3.0 million Ongoing Production Order, compared to the $6.2 million NRE Order received in the first half of fiscal 2015. The decrease in the Giga-tronics Division was primarily due to the timing of orders as described in the paragraph above.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	September 26, 2015	September 27, 2014	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$2,344	$2,235	5%
Microsource	13,409	5,945	126%
Total	$15,753	$8,180	93%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$2,344	$2,235	5%
Microsource	4,171	4,972	(16)%
Total	$6,515	$7,207	(10)%

Backlog at the end of the second quarter of fiscal 2016 increased 93% compared to the end of the same period last year. The increase in backlog is primarily due to the $10.0 million YIG Production Order the Microsource business unit received in the first quarter of fiscal 2016.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	September 26, 2015	September 27, 2014	% change
Giga-tronics Division	$2,099	$2,915	(28)%
Microsource	964	2,195	(56)%
Total	$3,063	$5,110	(40)%

	Six Month Periods Ended
(Dollars in thousands)	September 26, 2015	September 27, 2014	% change
Giga-tronics Division	$4,216	$4,617	(9)%
Microsource	3,222	5,001	(36)%
Total	$7,438	$9,618	(23)%

Net sales in the second quarter of fiscal 2016 were $3.1 million, a 40% decrease from the $5.1 million in fiscal 2015. Net sales for the Giga-tronics Division decreased 28% primarily due to the $900,000 decrease in the size of the Navy 8003 orders, from $2.4 million in fiscal 2014 to $1.5 million in fiscal 2015. Giga-tronics associated net sales to the Navy decreased $836,000 in the second quarter of fiscal 2016 when compared to the second quarter of fiscal 2015. Net sales for Microsource decreased 56% primarily due to the winding down of the NRE Order with a large aerospace company.

Net sales in the first half of fiscal 2016 decreased 23% to $7.4 million from the $9.6 million in the first half of fiscal 2015. Net sales for the Giga-tronics Division decreased 9% primarily due to the $900,000 decrease in sales associated with the size of the Navy 8003 orders, from $2.4 million in fiscal 2014 to $1.5 million in fiscal 2015. The decrease in Giga-tronics net sales was partially offset by $515,000 increase of the Company’s new 4600 Switch product. Net sales for Microsource decreased 36% primarily due to the winding down of the NRE Order with a large aerospace company.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Month Periods Ended
(Dollars in thousands)	September 26, 2015	September 27, 2014	% change
Cost of sales	$2,186	$2,794	(22)%

	Six Month Periods Ended
(Dollars in thousands)	September 27, 2015	September 27, 2014	% change
Cost of sales	$4,833	$5,464	(12)%

Cost of sales as a percentage of sales increased for the second quarter of fiscal 2016 to 71.4% compared to 54.7% for the second quarter of fiscal 2015. The percentage decrease was primarily due to lower shipments to absorb manufacturing fixed costs and the decrease net sales associated with the Microsource NRE Order, which had a lower cost of sales compared to product sales.

Cost of sales as a percentage of sales also increased for the six months ended September 26, 2015 to 65.0% compared to 56.8% from the first half of fiscal 2015. The percentage decreases were primarily due to the fulfilment of the Microsource NRE Order, which had a lower cost of sales compared to product sales.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	September 26, 2015	September 27, 2014	% change
Engineering	$819	$962	(15)%
Selling, general and administrative	1,349	1,241	9%
Total	$2,168	$2,203	(2)%

	Six Month Periods Ended
(Dollars in thousands)	September 26, 2015	September 27, 2014	% change
Engineering	$1,565	$1,891	(17)%
Selling, general and administrative	2,804	2,268	24%
Total	$4,369	$4,159	5%

Operating expenses decreased 2% or $35,000 in the second quarter of fiscal 2016 over fiscal 2015. Engineering expenses decreased $143,000 primarily due to development costs incurred in fiscal 2015 associated with the Company’s new 4600 Switch product which began shipping in late 2014. Selling, general and administrative expenses increased $108,000 due to increased marketing efforts associated with the Company’s new Advanced Signal Generator product.

Operating expenses increased 5% or $210,000 in the first half of fiscal 2016 over fiscal 2015. Engineering expenses decreased $326,000 primarily due to development costs incurred in fiscal 2015 associated with the Company’s new 4600 Switch product that is now shipping. Selling, general and administrative increased by $536,000 primarily due to an additional $231,000 in non-cash stock based compensation, $199,000 in sales and marketing expense associated with the Company’s new Advanced Signal Generator product, and a $75,000 increase in executive salaries.

Derivative Liability

The Company recorded a gain of $110,000 and $47,000 for the three and six month periods ended September 26, 2015 respectively, related to revaluation of the derivative liability, associated with warrants issued with the PFG Loan (see Note 12, Term Loan, Revolving Line of Credit and Warrants).

Interest Expense

Total interest expense for the second quarter of fiscal 2016 was consistent with the second quarter of fiscal 2015 at $123,000. Total interest expense for the first half of fiscal 2016 was $216,000, an increase of $10,000 over the first half of 2015. Interest expense decreased 23% or $18K in the second quarter of fiscal 2016 over fiscal 2015 primarily due to the lower interest rates associated with the Bridge Bank accounts receivable line of credit as compared to the SVB line of credit which expired in April 2015. Interest expense decreased 19% or $26K in the first half of fiscal 2016 over fiscal 2015 primarily due to the lower interest rates as described above. Interest expense from the accretion of loan discount increased 40% or $18K in the second quarter of fiscal 2016 over fiscal 2015 primarily due to the additional accretion expense recognized as a result of paying down the PFG line of credit in July 2015. Interest expense from the accretion of loan discount increased 52% or $36K in the first half of fiscal 2016 over fiscal 2015 primarily due to the additional accretion expense as described above.

Net Income and Net Loss

Giga-tronics recorded a net loss of $1.3 million for the second quarter of fiscal 2016 compared with net income of $93,000 in the second quarter of fiscal 2015. The loss in the second quarter of fiscal 2016 compared to the income in the second quarter of fiscal 2015 was primarily due to decreased revenues associated with the Microsource NRE Order and the Navy 8003 order.

Giga-tronics recorded a net loss of $1.9 million for the first half of fiscal 2016 compared with a net loss of $350,000 during the first half of fiscal 2015. The higher net loss in the first half of fiscal 2016 compared to the first half of fiscal 2015 was primarily due to decreased revenues associated with the Microsource NRE Order and the Navy 8003 order, and the increase in operating expenses discussed above.

Financial Condition and Liquidity

As of September 26, 2015, Giga-tronics had $748,000 in cash and cash equivalents, compared to $1.2 million as of March 28, 2015.

Working capital at September 26, 2015 and March 28, 2015 was $1.2 million and $3.0 million, respectively. The current ratio (current assets divided by current liabilities) at September 26, 2015 was 1.20 compared to 1.69 on March 28, 2015.

Cash used in operating activities was $771,000 for the six month period ended September 26, 2015. Cash used in operating activities in the first half of 2016 was primarily attributable to an operating loss of $1.9 million and a $1.0 million increase in inventory; partially offset by a $904,000 increase in accounts payable, $533,000 of non-cash share based compensation expense, a $319,000 decrease in accounts receivable and a $241,000 increase in deferred revenue. Inventories increased due to a delay of shipments in the quarter ended September 26, 2016, caused by the late arrival of certain components needed to complete work in process inventories and technical issues encountered prior to shipment of our new Advanced Signal Generator. The increase in inventory was also due to a buildup of raw materials needed for the production ramp of the new Advanced Signal Generator. Accounts payables increased as payments to vendors were deferred due to working capital constraints. The decrease in accounts receivable, and the increase in deferred revenue, were due to the delay of shipments in the quarter ended September 26, 2016.

Cash provided from operating activities was $546,000 for the six month period ended September 27, 2014. Cash provided from operating activities in the first half of 2015 primarily resulted from an increase in deferred revenue of $827,000 which was partially offset by an increase in inventory of $352,000. Deferred revenues and inventories increased due to advance payment arrangements from customers and the associated inventory purchases.

Additions to property and equipment were $89,000 in the first half of fiscal 2016 compared to $16,000 for the same period last year. The additions in the both periods were primarily associated with equipment needed to manufacture the new Advanced Signal Generator product.

Cash provided by financing activities for the first half ended September 27, 2015 was $438,000, primarily due to $950,000 in proceeds from the accounts receivable line of credit with Bridge Bank (see Note 12, Accounts Receivable Line of Credit) which was partially offset by a $490,000 repayment of the Company’s term loan with PFG.

Cash used in financing activities for the first half ended September 27, 2014 was $58,000, primarily due to a net decline of $602,000 in the use of the line of credit from Silicon Valley Bank which in large part was offset by $500,000 of additional debt proceeds received from PFG.

As of September 26, 2015, the Company’s outstanding borrowings under the accounts receivable line of credit with Bridge Bank (see Note 12, Accounts Receivable Line of Credit) was $950,000 with approximately $1.0 million remaining borrowing capacity. Management intends to draw upon the accounts receivable line of credit with Bridge Bank throughout fiscal 2016 to meet projected cash requirements.

The Company incurred net losses of $1.3 million for the second quarter of fiscal 2016 and $1.9 million for the first half of fiscal 2016, which have contributed to an accumulated deficit of $21.9 million as of September 26, 2015.

In the second quarter of fiscal 2016 the Company experienced delays in shipments of its legacy Giga-tronics Division test and measurement equipment and Microsource radar filter components due to late arriving materials from suppliers. The Company also experienced a delay in shipments for the Giga-tronics Division’s new Advanced Signal Generator product due to technical issues encountered prior to shipment. These delays in shipments have significantly contributed to a decrease in working capital of $3.0 million from March 28, 2015 to $1.2 million at September 26, 2015.

Many of the planned second quarter of fiscal 2016 shipments that were delayed, shipped early in the third quarter of fiscal 2016, including three units of the new Advanced Signal Generator product. The new Advanced Signal Generator product has now shipped to several customers, but potential delays in shipping volume quantities, or longer than anticipated sales cycles, could significantly contribute to additional future losses.

These matters raise substantial doubt as to the ability of the Company to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

In the first quarter of fiscal 2016, the Company’s Microsource division received a $3.0 million order (“Ongoing Production Order”) for its high performance YIG filters from a major aerospace company extending its ongoing production of the filters for the aerospace company. The Company started shipments for this order in the second quarter of fiscal 2016, and expects to complete it in the fourth quarter of fiscal 2016.

●

Also in the first quarter of fiscal 2016, the Company’s the Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company expects to start shipping the YIG Production Order in the fall of 2016.

●

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

●

In October 2015 the Company received a $1.4 million order for the new Advanced Signal Generator product, which the Company expects to fulfill in the current fiscal year after achieving ISO9001 certification. With several customer shipments, new customer orders received, and the start of similar units in production for orders in backlog and potential future sales to customers, the Advanced Signal Generation System has made progress towards becoming a viable commercial product. The Company could experience longer than anticipated sales cycles or delays in production and shipping volume quantities of the Advanced Signal Generation System. Also, the Company has recently lost, and is seeking to regain its AS9100C Certification on its Supplier Quality Management System. Assuming the Company can regain AS9100C or ISO9001 certification (a requirement of certain customers) within a reasonable period of time, the Company believes the Advanced Signal Generation System will significantly contribute to the Company’s long term success.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into an advance payment arrangement with a large customer, whereby the customer reimburses the Company for raw material purchases prior to the shipment of the finished products. In the first two quarters of fiscal 2016 the Company entered into advance payment arrangements totaling $1.1 million, and during the first two quarters of fiscal 2015 the Company entered into $1.3 million of advance payment arrangements. The Company will continue to seek similar terms in future agreements with this customer and other customers.

Management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

Management will also continue to seek additional working capital through debt, equity financing or possible product line sales, however there are no assurances that such financings or sales will be available at all, or on terms acceptable to the Company.

The current year loss has had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard based on uncertainties with respect to the continued manufacturing, re-attainment of required quality certifications by its customers and marketing efforts of the Company’s new Advanced Signal Generator product. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of September 26, 2015, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework.”

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

A sole distributor of certain products has made a claim for commissions in connection with prior and future sales by the Company of products that the Company believes are excluded from the terms of the distribution agreement between the parties. As of September 26, 2015, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A - RISK FACTORS

The Company has lost, and is seeking to regain its AS9100C Certification that is commonly required in the aircraft manufacturing industry. The Company’s Microsourse division sells components used on military aircrafts to two major customers that have the expectation the Company will have a Supplier Quality Management System certified to be AS9100C compliant. The Company has worked with one of the major customers to allow continued shipping and orders during the lapse in certification by allowing the customer to do their own quality inspections prior to the shipment of the Company’s products. The Company is working with the second customer for a similar solution during the lapse in certification.

The Company’s Giga-tronics division receives orders from time to time that require a Supplier Quality Management System certified to be AS9100C or ISO9001 compliant. The Company believes it can become ISO9001 compliant in a shorter amount of time than it will take to regain its AS9100C certification, and is currently pursuing this certification as well. If the Company was unable to regain AS9100C certification or become ISO9001 certified, the lack of certifications could result in a loss of revenue and have a material adverse effect on results of operations.

NASDAQ is likely to delist the Company’s Common Stock from the Nasdaq Capital Market. On October 26, 2015, based on its preliminary results, the Company gave notice to NASDAQ that it was likely that its shareholders’ equity at the quarter ended September 26, 2015 fell below NASDAQ’s listing requirement. The Company’s final results for the quarter end confirmed this. The Company expects NASDAQ to issue a Staff Delisting Determination letter. The Company is entitled to a prompt hearing on the subject, but the likelihood that the Company’s common stock will remain listed on the Nasdaq Capital Market at this time appears to be remote.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 10, 2015	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2015	/s/ Steven D. Lance
Steven D. Lance
Vice President of Finance
Chief Financial Officer & Secretary