Form 10-Q
period 2015-12-26
GIGA TRONICS INC
filed 2016-02-08
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 26, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [     ] No [ X ]

There were a total of 9,549,453 shares of the Registrant’s Common Stock outstanding as of February 1, 2016.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of December 26, 2015 and March 28, 2015	4

	Unaudited Condensed Consolidated Statements of Operations, Three and Nine Month Periods Ended December 26, 2015 and December 27, 2014	5

	Unaudited Condensed Consolidated Statements of Cash Flows, Nine Month Periods Ended December 26, 2015 and December 27, 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	26
Item 5.	Other information	26
Item 6.	Exhibits	26

SIGNATURES		27

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the potential loss of certain future orders and sales if the Company is unable to regain certification of AS9100C compliance or similar assurance of quality control within a reasonable time; (2) the Company’s potential inability to obtain necessary capital to finance its operations; (3) possible delisting of the Company’s common stock from the Nasdaq Capital Market; (4) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (5) risks related to customers’ credit worthiness/profiles; (6) changes in the Company’s credit profile and its ability to borrow; (7) a potential decline in demand for certain of the Company’s products; (8) potential product liability claims; (9) the potential loss of key personnel; and (10) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 28, 2015 for further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	December 26, 2015	March 28, 2015
Assets
Current assets:
Cash and cash-equivalents	$783	$1,170
Trade accounts receivable, net of allowance of $45, respectively	2,136	2,354
Inventories, net	4,311	3,365
Prepaid expenses and other current assets	171	373
Total current assets	7,401	7,262
Property and equipment, net	774	718
Other long term assets	68	74
Capitalized software development costs	440	—
Total assets	$8,683	$8,054
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$1,200	$—
Current portion of long term debt, net of discount	575	811
Accounts payable	2,431	973
Accrued payroll and benefits	582	678
Deferred revenue	1,394	1,127
Deferred rent	144	127
Capital lease obligations	48	69
Other current liabilities	584	501
Total current liabilities	6,958	4,286
Long term loan	—	392
Warrant liability, at estimated fair value	392	252
Long term obligations - deferred rent	—	111
Long term obligations - capital lease	177	58
Total liabilities	7,527	5,099
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value Authorized - 1,000,000 shares; Series A - designated 250,000 shares; no shares at December 26, 2015 and March 28, 2015 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at December 26, 2015 and March 28, 2015 issued and outstanding; (liquidation value of $3,540 at December 26, 2015 and March 28, 2015)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 6,752,581 shares at December 26, 2015 and 6,705,065 at March 28, 2015 issued and outstanding	20,713	19,975
Accumulated deficit	(22,468)	(19,931)
Total shareholders' equity	1,156	2,955
Total liabilities and shareholders' equity	$8,683	$8,054

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands except per share data)	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net sales	$4,483	$4,509	$11,921	$14,127
Cost of sales	2,868	2,637	7,701	8,101
Gross margin	1,615	1,872	4,220	6,026

Operating expenses:
Engineering	614	672	2,179	2,563
Selling, general and administrative	1,417	1,133	4,221	3,401
Total operating expenses	2,031	1,805	6,400	5,964

Operating income/( loss)	(416)	67	(2,180)	62

Gain/(loss) on adjustment of derivative liability to fair value	(98)	107	(51)	16
Interest expense:
Interest expense, net	(54)	(62)	(164)	(199)
Interest expense from accretion of loan discount	(34)	(45)	(140)	(115)
Total interest expense	(88)	(107)	(304)	(314)
Income / (loss) before income taxes	(602)	67	(2,535)	(236)
Provision for income taxes	—	—	2	47
Net income/(loss)	$(602)	$67	$(2,537)	$(283)

Earnings/ (loss) per common share - basic	$(0.09)	$0.01	$(0.40)	$(0.05)
Earnings/(loss) per common share - diluted	$(0.09)	$0.01	$(0.40)	$(0.05)

Weighted average shares used in per share calculation:
Basic	6,484	5,208	6,402	5,166
Diluted	6,484	5,463	6,402	5,166

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Month Periods Ended
(In thousands)	December 26, 2015	December 27, 2014
Cash flows from operating activities:
Net loss	$(2,537)	$(283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220	237
Share based compensation	717	545
Loss on adjustment of derivative liability to fair value	51	(16)
Accretion of discounts on loan	140	115
Change in deferred rent	(94)	(76)
Changes in operating assets and liabilities	708	(1,035)
Net cash used in operating activities	(795)	(513)

Cash flows from investing activities:
Purchases of property and equipment	(109)	(30)
Net cash used in investing activities	(109)	(30)

Cash flows from financing activities:
Proceeds from line of credit	1,200	8,125
Repayments of debt	(680)	(99)
Payments on capital leases	(65)	(123)
Proceeds from exercise of stock options	62	145
Proceeds from issuance of debt	—	500
Repayments of line of credit	—	(7,668)
Net cash provided by financing activities	517	880

(Decrease)/Increase in cash and cash-equivalents	(387)	337

Beginning cash and cash-equivalents	1,170	1,059
Ending cash and cash-equivalents	$783	$1,396

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$120	$172

Supplementary disclosure of noncash financing activities:
Equipment acquired under capital lease	$163	$49

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

In August 2015, the FASB delayed the effective date of ASU 2015-14 – “Revenue from Contracts with Customers” (Topic 606).

The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

Also in August 2015, the FASB amended ASU 2015-03 – “Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, Previously, on April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which required entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect a material impact on its financial statements as a result of the adoption of ASU No. 2015-03.

In November 2015, the FASB issued ASU 2015-17 – Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes”.

Topic 740 is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

(2)      Going Concern and Management’s Plan

The Company incurred net losses of $602,000 for the third quarter of fiscal 2016 and $2.5 million for the first nine months of fiscal 2016, which have contributed to an accumulated deficit of $22.5 million as of December 26, 2015.

The Company has experienced delays in the development of features, orders, and shipments for the new Advanced Signal Generator. These delays have significantly contributed to a decrease in working capital from $3.0 million at March 28, 2015, to $443,000 at December 26, 2015. The new Advanced Signal Generator product has now shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the ability to continue shipments in volume quantities, could significantly contribute to additional future losses. The losses in the first nine months of fiscal 2016 caused working capital restraints, resulting in delayed payments to suppliers. Many suppliers have since halted the shipment of raw materials to the Company until payments for past shipments are received.

The Company has lost, and is seeking to regain its AS9100C Certification that is commonly required in the aircraft manufacturing industry. The Company’s Microsource division sells components used on military aircrafts to two major customers that have the expectation the Company will have a Supplier Quality Management System certified to be AS9100C compliant. The Company has worked with one of the major customers to allow continued shipping and orders during the lapse in certification by allowing the customer to do its own quality inspections prior to the shipment of the Company’s products. The Company is working with the second customer for a similar solution during the lapse in certification. The Company’s Giga-tronics division receives orders from time to time that require a Supplier Quality Management System certified to be AS9100C. If the Company was unable to regain AS9100C certification, the lack of certifications could result in a loss of revenue and have a material adverse effect on results of operations and working capital.

These matters raise substantial doubt as to the ability of the Company to continue as a going concern.

To address these matters, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

On January 29, 2016, the Company completed the sale of approximately 2.7 million shares of Common Stock yielding gross proceeds of approximately $3.5 million. Net proceeds to the Company were approximately $3.2 million. The sale included Warrants to purchase approximately 2.4 million shares of Common Stock at $1.15 per share (see Note 17, Subsequent Events). The proceeds will be used to pay suppliers past due accounts, and to fund the forecasted increases in sales and manufacturing activities associated with the Advanced Signal Generator. There is no guarantee that payments to suppliers can be made in time to allow for materials to arrive at the Company in time for anticipated fourth quarter fiscal 2016 shipments.

●

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave Corporation (“Spanawave”), whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers and Legacy Signal Generators for $1.5 million with one-half of the payments ($750,000) expected to be received between June and July 2016 (see Note 16, Sale of Product Lines). The Company received $75,000 from Spanawave on January 4, 2016 upon the initiation of data transfer to Spanawave. Proceeds from the asset sale will be used for working capital and general corporate purposes.

●

To assist with regaining AS9100C certification, the Company has hired a Director of Quality to lead the recertification process and retained a consulting firm to advise the Company through the recertification process.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company expects to start shipping the YIG Production Order in the fall of 2016.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with two large customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In the first three quarters of fiscal 2016, the Company entered into advance payment arrangements totaling $2.0 million, and during the first three quarters of fiscal 2015 the Company entered into $1.4 million of advance payment arrangements. The Company will continue to seek similar terms in future agreements with these customers and other customers.

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

The current year loss has had a significant negative impact on the financial condition of the Company and raises substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

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

Milestones are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review. In fiscal 2015 the Company’s Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis. The Company considered factors such as estimated completion dates and product acceptance of the order prior to accounting for the NRE Order as milestone revenue. During the three and nine month periods ended December 26, 2015 and December 27, 2014, revenue recognized on a milestone basis were $6,000 and $716,000, and $1.6 million and $4.5 million, respectively.

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

(4)            Inventories

Inventories consisted of the following:

(In thousands)	December 26, 2015	March 28, 2015
Raw materials	$2,537	$1,631
Work-in-progress	1,667	1,598
Finished goods	22	15
Demonstration inventory	85	121
Total	$4,311	$3,365

(5)            Earnings/ Loss Per Share

Basic earnings (loss) per share (EPS) is calculated by dividing net income or loss allocated to common shareholders by the weighted average common shares outstanding during the period. Net income allocated to common shareholders excludes earnings allocated to certain non-vested restricted stock awards that have non forfeitable dividend rights and therefore are considered participating securities. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation were greater than the weighted average number of options outstanding multiplied by the average market price during the period. The shares used in per share computations are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands except per share data)	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net income/(loss)	$(602)	$67	$(2,537)	$(283)
Earnings allocated to participating securities	—	(18)	—	—
Net income/(loss) allocated to common shareholders	$(602)	$49	$(2,537)	$(283)

Weighted average:
Common shares outstanding	6,484	5,208	6,402	5,166
Potential common shares	—	255	—	—
Common shares assuming dilution	6,484	5,463	6,402	5,166

Net earnings/ loss per share - basic	$(0.09)	$0.01	$(0.40)	$(0.05)
Net earnings/ loss per share - diluted	$(0.09)	$0.01	$(0.40)	$(0.05)
Stock options not included in computation that could potentially dilute EPS in the future		1,376		1,759
Restricted stock awards not included in computation that could potentially dilute EPS in the future	245	187	245	237
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	—	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	1,353	—	1,353	1,277

The stock options, restricted stock, convertible preferred stock and warrants not included in the computation of diluted earnings per share (EPS) for the three month period ended December 26, 2015 and nine month periods ended December 26, 2015 and December 27, 2014 are a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive. The restricted stock awards and stock options not included in the computation of diluted earnings per share for the three month period ended December 27, 2014 are as a result of these instruments being anti-dilutive after application of the treasury method described above.

(6)     Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of December 26, 2015, no SARs have been granted under the option plan. As of December 26, 2015, the total number of shares of common stock available for issuance is 958,827. All outstanding options have either a five year or a ten year life. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period. There were 25,000 options granted in the third quarter of fiscal 2016 and for the first nine months of fiscal 2016 with weighted average grant day fair value of $1.07. There were 35,000 options granted in the third quarter of fiscal 2015 and 264,500 options were granted in the first nine months of fiscal 2015 with weighted average grant date fair values of $1.23 and $1.68 per share, respectively.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Nine Month Periods Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Dividend yield	—	—	—	—
Expected volatility	97.18%	93.03%	97.18%	91.68%
Risk-free interest rate	1.56%	1.62%	1.56%	1.65%
Expected term (years)	8.36	8.36	8.36	8.36

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

A summary of the changes in stock options outstanding for the nine month period ended December 26, 2015 and the fiscal year ended March 28, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 29, 2014	1,738,750	$1.53	6.8	$113
Granted	306,500	2.01
Exercised	90,000	1.80
Forfeited / Expired	228,275	1.81
Outstanding at March 28, 2015	1,726,975	$1.57	6.9	$219
Granted	25,000	1.25
Exercised	39,300	1.58
Forfeited / Expired	114,625	2.20
Outstanding at December 26, 2015	1,598,050	$1.52	7.05	$160

Exercisable at December 26, 2015	948,050	$1.46	6.62	$94

At December 26, 2015, expected to vest in the future	1,449,920	$1.51	6.95	$138

As of December 26, 2015, there was $527,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.7 years. There were 73,000 options and 71,750 options that vested during the quarter ended December 26, 2015 and December 27, 2014, respectively. The total grant date fair value of options vested during the quarters ended December 26, 2015 and December 27, 2014 was $98,000 and $97,000, respectively. There were 364,150 and 231,150 options that vested during the nine month period ended December 26, 2015 and December 27, 2014, respectively. The total grant date fair value of options vested during the nine month periods ended December 26, 2015 and December 27, 2014 was $383,000 and $280,000, respectively. Options of 27,300 shares were exercised in the three month period ended December 26, 2015 and no shares were exercised in the three month period ended December 27, 2014. Options of 39,300 shares were exercised in the nine month period ended December 26, 2015 and 76,500 shares were exercised in the nine month period ended December 27, 2014. Share based compensation cost recognized in operating results for the three month periods ended December 26, 2015 and December 27, 2014 totaled $93,000 and $103,000, respectively. Share based compensation cost recognized in operating results for the nine month periods ended December 26, 2015 and December 27, 2014 totaled $317,000 and $280,000, respectively.

Restricted Stock

No restricted awards were granted in the third quarter or the first nine months of fiscal 2016. The Company granted 187,000 shares of restricted stock during the first nine months of fiscal 2015 to the members of the Board of Directors in lieu of cash compensation for services to be performed in fiscal 2015. These restricted stock awards fully vested in the second quarter of fiscal 2016. The weighted average grant date fair value was $2.47. The Company granted 50,000 shares of restricted stock outside the 2005 Plan in fiscal 2013 that vested in the first quarter of fiscal 2016. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.

As of December 26, 2015, there was $60,000 of total unrecognized compensation cost related to restricted awards. That cost is expected to be recognized over a weighted average period of 0.2 years. Compensation cost was recognized for the restricted and unrestricted stock awards for the three and nine month periods ended December 26, 2015 totaling $90,000 and $400,000, respectively. Compensation cost was recognized for the restricted and unrestricted stock awards for the three and nine month periods ended December 27, 2014 totaling $131,000 and $265,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding at December 26, 2015 and at March 28, 2015 is as follows:

	Shares	Wt. Avg. Grant Date Fair Value
Non-Vested at March 29, 2014	121,500	$1.39
Granted	432,000	2.11
Vested	71,500	1.53
Forfeited or cancelled	—	—
Non-Vested at March 28, 2015	482,000	$2.02
Granted	—	—
Vested	237,000	2.20
Forfeited or cancelled	—	—
Non-Vested at December 26, 2015	245,000	$1.84

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

The tables below present information for the three and nine month periods ended December 26, 2015 and December 27, 2014.

		Three Month Periods Ended			Three Month Periods Ended
(In thousands)	Dec. 26, 2015	Dec. 26, 2015		Dec. 27, 2014	Dec. 27 , 2014
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$6,639	$2,692	$(1,306)	$5,431	$2,021	$(1,266)
Microsource	2,044	1,791	704	2,876	2,488	1,333
Total	$8,683	$4,483	$(602)	$8,307	$4,509	$67

		Nine Month Periods Ended			Nine Month Periods Ended
(In thousands)	Dec. 26, 2015	Dec. 26, 2015		Dec. 27, 2014	Dec. 27, 2014
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$6,639	$6,908	$(4,560)	$5,431	$6,638	$(3,962)
Microsource	2,044	5,013	2,023	2,876	7,489	3,679
Total	$8,683	$11,921	$(2,537)	$8,307	$14,127	$(283)

During the third quarter of fiscal 2016, one customer accounted for 40% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted 21% of the Company’s consolidated revenue for the three months ended December 26, 2015 and was primarily included in the Giga-tronics Division. During the third quarter of fiscal 2015, one customer accounted for 36% of the Company’s consolidated revenue and was primarily included in the Microsource Division. A second customer accounted for 16% and was included in the Giga-tronics Division.

During the first nine months of fiscal 2016, one customer accounted for 34% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 13% of the Company’s consolidated revenue for the nine months ended December 26, 2015 and was included in the Giga-tronics Division. One customer accounted for 32% of the Company’s consolidated revenues for the nine months ended December 27, 2014 and was primarily included in the Microsource segment. A second customer accounted for 19% of the Company’s consolidated revenues for the nine months ended December 27, 2014 and was included in the Giga-tronics Division.

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

The Company did not incur tax expense for the three months ended December 26, 2015 and December 27, 2014. The Company’s tax expense for the nine months ended December 26, 2015 and December 27, 2014 was $2,000 and $47,000, respectively. The effective tax rate for the three months ended December 26, 2015 and December 27, 2014 was 0% primarily due to a valuation allowance recorded against the net deferred tax asset balance. The effective tax rate for the nine months ended December 26, 2015 and December 27, 2014 was 0% and 20% primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of December 26, 2015 and March 28, 2015, the Company had recorded $93,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due. However, as a result of the ongoing examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015.

(9)        Warranty Obligations

The Company records a provision in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Months Ended		Nine Months Ended
(In thousands)	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Balance at beginning of period	$67	$73	$76	$61
Provision, net	14	29	40	56
Warranty costs incurred	(10)	(24)	(45)	(39)
Balance at end of period	$71	$78	$71	$78

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

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair values of term debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company (Level 3). At December 26, 2015 and March 28, 2015, the carrying amounts of the Company’s term debt totaled $575,000 and $1.1 million respectively and the estimated fair value totaled $590,000 and $1.2 million respectively. The fair value was calculated using a discounted cash flow model and utilized a 20% and 18% discount rate respectively. The rates are commensurate with market rates given the remaining term, principal repayment schedule, the Company’s creditworthiness and outstanding loan balance.

The Company’s derivative warrant liability is measured at fair value on a recurring basis and is categorized as Level 3 in the fair value hierarchy. The derivative warrant liability is valued using the Monte Carlo simulation model, using the following assumptions as of December 26, 2015: (i) the remaining expected life of 3.3 years, (ii) the Company’s historical volatility rate of 116.1%, (iii) risk-free interest rate of 1.38%, and (iv) a discount rate of twenty percent.

The Company’s assets and liabilities that are recognized and measured at fair value on a recurring basis are as follows:

Fair Value Measurements as of Dec. 26, 2015 (In Thousands) :
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$392
Total	$—	—	$392

Fair Value Measurements as of March 28, 2015 ( In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$341
Total	$—	$—	$341

There were no transfers between Level 1, Level 2 or Level 3 for the three and nine month periods ended December 26, 2015 and the twelve month periods ended March 28, 2015.

The table below summarizes changes in gains and losses recorded in earnings for Level 3 assets and liabilities that are still held at December 26, 2015:

	Three Months Ended		Nine Months Ended
(In thousands)	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Warrant liability at beginning of period	$294	$342	$341	$251
Net gains (recorded in other income/expense)	—	(107)	—	(16)
Losses (recorded in other income/expense)	98	—	51	—
Warrant liability at end of period	$392	$235	$392	$235

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at December 26, 2015 and March 28, 2015.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 26, 2015 and March 28, 2015:

December 26, 2015	Valuation Technique(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	20%

March 28, 2015	Valuation Techniques(s)	Unobservable Input
Warrant liability	Discounted cash flow	Discount rate	18%

The discount rate of twenty percent is management’s estimate of the current cost of capital given the Company’s credit worthiness. A significant increase in the discount rate would significantly decrease the fair value, but the magnitude of this decrease would be less significant in a scenario where the Company’s stock price is significantly higher than the exercise price since the holder’s option to take a cash payment at maturity represents a smaller component of the total fair value when the Company’s stock price is higher. The Monte Carlo simulation model simulated the Company’s stock price through the maturity date of March 31, 2019. At the end of the simulated period, the value of the warrant was determined based on the greater of (1) the net share settlement value, (2) the net exercise value, or (3) the fixed cash put value.

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

The loan is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2017 and bears an interest rate, equal to 1.5% over the bank’s prime rate of interest (which was 3.25% at the date of closing resulting in an interest rate of 4.75%). Interest is payable monthly with principal due upon maturity. The Company paid a commitment fee of $12,500, and an additional $12,500 is due on the first anniversary of the loan closing. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 135% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). As of December 26, 2015, the Company was in compliance with all the financial covenants under the agreement. The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of December 26, 2015, the Company’s total outstanding borrowings and remaining borrowing capacity under the Bridge Bank line of credit were $1.2 million and $895,000, respectively.

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

On June 3, 2015, and following the Company’s new line of credit agreement with Bridge Bank (see Note 11, Accounts Receivable Line of Credit), the Company’s loan agreement with PFG was further amended (the “Second Amendment”). The Second Amendment cancelled the Company’s $500,000 of borrowing availability under the June 2014 Amendment and required the Company to pay PFG $150,000 towards its existing $500,000 outstanding balance under the revolving line of credit, in which the Company paid in July 2015. The Company also agreed to pay PFG an additional $10,000 per month towards its remaining credit line balance until repaid, followed by like payments towards its term loan balance until repaid. The Company expects to pay off the credit line by April 1, 2016. As of December 26, 2015, the Company’s total outstanding principal balance under the revolving credit line loan was $120,000.

Interest on the initial $1.0 million term loan is fixed at 9.75% and required monthly interest only payments during the first nine months of the agreement followed by monthly principal and interest payments over the remaining 30 months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. As of December 26, 2015, the Company’s total outstanding principal balance under the PFG term loan was $500,000.

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

The PFG loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligations to PFG could become immediately due. As of the quarter ended December 26, 2015, the Company was in compliance with the financial covenant under the agreement.

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

As of December 26, 2015, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $235,000 and $157,000, respectively, for a combined value of $392,000. The change in the fair value of the warrant liability totaled $98,000 for the three month period ended December 26, 2015 and is reported in the accompanying statement of operations as a loss on adjustment of derivative liability to fair value.

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

For the three month periods ended December 26, 2015 and December 27, 2014, the Company recorded accretion of discount expense associated with the PFG Loan of $34,000 and $45,000 respectively. For the nine month period ended December 26, 2015 and December 27, 2014, the Company recorded accretion of discount expense associated with the PFG Loan of $140,000 and $115,000 respectively.

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

The table below presents information as of December 26, 2015 and March 28, 2015.

Preferred Stock as of December 26, 2015 and March 28, 2015

	Designated Shares	Shares Issued	Shares Outstanding	Liquidation Preference (in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Total	19,500.00	18,533.51	18,533.51	$3,540

(14) Exercise of Series C and Series D Warrants

On February 16, 2015, the Company entered into a Securities Purchase Agreement and Warrant Agreement with Alara Capital AVI II, LLC in which the Company received total gross cash proceeds of approximately $1.5 million. Funds were received from Alara in separate closings dated February 16, 2015 and February 23, 2015 in which Alara exercised a total of 1,002,818 of its existing Series C and Series D warrants to purchase common shares, all of which had an exercise price of $1.43 per share for total cash proceeds of $1,434,000, which was recorded net of $42,000 of stock issuance costs. As part of the consideration for this exercise, the Company sold to Alara two new warrants (“new Warrants”) to purchase an additional 898,634 and 194,437 common shares at an exercise price of $1.78 and $1.76 per share, respectively, for a total purchase price of $137,000 or $0.125 per share. The new warrants have a term of five years and may be paid in cash or through a cashless net share settlement. The Company and Alara amended the remaining 14,587 warrants as part of the February closings. On May 14, 2015, Alara exercised the remaining 14,587 warrants by acquiring 7,216 of shares of the Company’s common stock through a cashless net share settlement. The Company recorded the issuance of the new Warrants using their estimated fair value on the date of issuance. The Company estimated the fair value of the new Warrants using the Black-Scholes option valuation model with the following assumptions: expected term of 5 years, a risk-free interest rate of 1.54%, expected volatility of 90% and 0% expected dividend yield. The resulting $1.2 million from the issuance of the new Warrants was recorded as a charge to other expense in the fourth quarter of fiscal 2015.

(15)      Software Development Costs

On September 3, 2015, the Company entered into a software development agreement with a major aerospace and defense company whereby the aerospace company would develop and license its simulation software to the Company. The simulation software (also called Open Loop Simulator or OLS technology) is currently the aerospace company’s intellectual property. The OLS technology generates threat simulations and enables various hardware to generate signals for performing threat analysis on systems under test. The Company intends to license the OLS software as a bundled or integrated solution with its Advanced Signal Generator system. The Company is obligated to pay the aerospace company software development costs and fees for OLS of $919,000 in the aggregate, which is payable in monthly installments as the work is performed by the aerospace company through August 2016. The OLS technology is a perpetual license agreement that may be terminated by the Company at any time as long as the Company provides a notice to the aerospace company and pays for the development costs incurred through the notice termination date. The Company is also obligated to pay royalties to the aerospace company on net sales of its Advanced Signal Generator product sold with the OLS software equal to a percentage of net sales price of each ASG system sold and subject to certain minimums. The Company expenses research and development costs as they are incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs for the quarter ended December 26, 2015 were $440,000. The company intends to begin amortizing the costs of capitalized software to cost of sales once the product is released to its customers.

(16) Sale of Product Lines

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave Corporation (“Spanawave”), whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers and Legacy Signal Generators for $1.5 million. The product lines will transfer to Spanawave sequentially in phases beginning with certain sensor and amplifier products effective the fourth quarter of fiscal 2016, with the final product line transfer (legacy Signal Generators) estimated to be completed by August 2016. On January 4, 2016, the Company received $75,000 upon the initiation of data transfer to Spanawave. The Company expects to receive one-half of the payments ($750,000) between June and July 2016. In addition, the Company will sell to Spanawave existing inventory for these products in phases. The Company will continue to manufacture the related products until the respective product line transfer is complete. These product lines accounted for total revenues of $421,000 and $1.4 million respectively, for the three and nine month periods ended December 26, 2015. For the three and nine month periods ended December 27, 2014, revenues for the product lines were $749,000 and $1.6 million respectively. Due to the low profit margins on these product lines, the contribution to pre-tax results for the three and nine month periods ended December 26, 2015 and December 27, 2014 were immaterial to the consolidated financial statements.

(17) Subsequent Event

On January 19, 2016, the Company entered into a Securities Purchase Agreement for the sale of 2,787,872 Units, each consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, to approximately 20 private investors. The purchase price for each Unit was $1.24375. Gross proceeds were approximately $3.5 million. Net proceeds to the Company after fees was approximately $3.2 million. The portion of the purchase price attributable to the common shares included in each Unit was $1.15, the consolidated closing bid price for the Company’s common stock on January 15, 2016. The warrant price was $.09375 per Unit (equivalent to $0.125 per whole warrant share), with an exercise price of $1.15 per share. The term of the warrants is five years from the date of completion of the transaction. The Company expects to use the proceeds for working capital and general corporate purposes.

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

●

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

●

Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments and devices.

In an effort to improve profitability, the Company has changed the focus of the Giga-tronics Division. The Company has de-emphasized some of its legacy products in the Giga-tronics Division because of concerns over low margins and limited growth prospects. The Company sold its SCPM line to Teradyne in 2013. On December 15, 2015, the Company entered into an agreement for the sale of much of its power meter, amplifier and legacy signal generator business to Spanawave Corporation. See footnote 16 to the financial statements above. The Company will look for other opportunities in this direction.

In place of these legacy products, the Company has invested substantially in research and development of a new product line known in its early development stage as “Hydra” and now as known as its Advanced Signal Generator system or ASG. ASG has prospects for higher margins and greater growth than the de-emphasized legacy product lines. However, realization of the potential of ASG will require resolution of technical issues, broad customer acceptance and further investment in research, marketing and production at greater scale.

The Company will also remain focused on the Microsource high performance YIG filter business used in fighter jet radars. In recent years the Company has been producing these YIG filters for two fighter jet platforms, and will start production for a third platform in fiscal year 2017.

Results of Operations

The Giga-tronics Division received orders of $1.5 million and $2.4 million in the first quarter of fiscal 2016 and 2015, respectively, from the United States Navy (“Navy”) for its Model 8003 Precision Scalar Analyzers and associated accessories (“8003”). In the first half of fiscal 2016 and fiscal 2015 the Navy was a significant customer for the Giga-tronics Division. The Company shipped all of the $1.5 million order in the first half of fiscal 2016, and the $2.4 million order in the first half of fiscal 2015.

To date, the Company has received $3.3 million of orders for the new Advance Signal Generator, of which, $1.9 million has shipped to several customers. Orders and shipments for this new product may not be consistent when comparing one fiscal period to another due to delays in the development of features, longer than anticipated sales cycles, or the ability to ship volume quantities.

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

In the third quarter and first nine months of fiscal 2016 and 2015 almost all of the orders and sales for the Microsource business unit were from two large aerospace customers. Almost all of the orders and revenue for the Microsource business is associated with programs for retrofitting radar filter components on existing military aircraft, and radar filter components for military aircraft being manufactured. The timing of orders and milestone achievements associated with these customers causes significant differences in orders, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another.

The Microsource NRE Order received in the first quarter of fiscal 2015 resulted in significant improvements to sales and results from operations in Fiscal 2015 compared to the prior year. With a majority of the associated services from the NRE Order being completed in fiscal 2015, and the YIG Production Order not scheduled to ship until fiscal 2017, the Company has experienced a decrease in sales and results from operations in fiscal 2016.

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	December 26, 2015	December 27, 2014	% change
Giga-tronics Division	$2,875	$2,484	16%
Microsource	5	1,555	(100%)
Total	$2,880	$4,039	(29%)

	Nine Month Periods Ended
(Dollars in thousands)	December 26, 2015	December 27, 2014	% change
Giga-tronics Division	$7,164	$7,037	2%
Microsource	13,178	8,130	62%
Total	$20,342	$15,167	34%

New orders received in the third quarter of fiscal 2016 decreased by 29% to $2.9 million from the $4.0 million received in the third quarter of fiscal 2015. New orders for the Giga-tronics Division saw a $391,000 increase in orders due to a $1.4 million order for the new Advanced Signal Generator, partially offset by a decrease in orders for legacy Signal Generator products. New orders for the Microsource Division decreased due to the timing of large Microsource orders for radar filter components from two aerospace companies.

New orders received in the first nine months of fiscal 2016 increased 34% to $20.3 million from the $15.2 million received in the first nine months of fiscal 2015. The Microsource business unit saw a 62% increase in the first nine months of fiscal 2016 due to the receipt of the $10.0 million YIG Production Order and the $3.0 million Ongoing Production Order, compared to the $6.2 million NRE Order received in the first nine months of fiscal 2015. The increase in the Giga-tronics Division was primarily due to the $1.4 million increase in sales associated with the Advanced Signal Generator, partially offset by a $906,000 decrease in 8003 orders from the Navy.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	December 26, 2015	December 27, 2014	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$2,527	$2,698	(6%)
Microsource	11,623	5,012	132%
Total	$14,150	$7,710	84%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$2,527	$2,698	(6%)
Microsource	3,263	3,939	(17%)
Total	$5,790	$6,637	(13%)

Backlog at the end of the third quarter of fiscal 2016 increased 84% compared to the end of the same period last year. The increase in backlog is primarily due to the $10.0 million YIG Production Order the Microsource business unit received in the first quarter of fiscal 2016.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	December 26, 2015	December 27, 2014	% change
Giga-tronics Division	$2,692	$2,021	33%
Microsource	1,791	2,488	(28%)
Total	$4,483	$4,509	(1%)

	Nine Month Periods Ended
(Dollars in thousands)	December 26, 2015	December 27, 2014	% change
Giga-tronics Division	$6,908	$6,638	4%
Microsource	5,013	7,489	(33%)
Total	$11,921	$14,127	(16%)

Net sales in the third quarter of fiscal 2016 were $4.5 million, a 1% decrease from fiscal 2015. Net sales for the Giga-tronics Division increased 33% primarily due to the fulfillment of $1.3 million of sales associated with the shipment of the Advanced Signal Generator, partially offset by decreases in legacy product sales. Net sales for Microsource decreased 28% primarily due to the winding down of the NRE Order with a large aerospace company.

Net sales in the first nine months of fiscal 2016 decreased 16% to $11.9 million from the $14.1 million in the first nine months of fiscal 2015. Net sales for the Giga-tronics Division increased 4% primarily due to the $1.4 million increase in sales associated with the Advanced Signal Generator and $406,000 increase associated with the Switching product, partially offset by a $906,000 decrease in 8003 orders from the Navy. Net sales for Microsource decreased 33% primarily due to the winding down of the NRE Order with a large aerospace company.

Cost of sales was as follows for the periods shown:

COST OF SALES
	Three Month Periods Ended
(Dollars in thousands)	December 26, 2015	December 27, 2014	% change
Cost of sales	$2,868	$2,637	9%

	Nine Month Periods Ended
(Dollars in thousands)	December 27, 2015	December 27, 2014	% change
Cost of sales	$7,701	$8,101	(5%)

Cost of sales as a percentage of sales increased for the third quarter of fiscal 2016 to 64.0% compared to 58.5% for the third quarter of fiscal 2015. Cost of sales as a percentage of sales also increased for the nine months ended December 26, 2015 to 64.6% compared to 57.3% from the first nine months of fiscal 2015. The percentage increases were primarily due to the decrease in net sales associated with the Microsource NRE Order, which had a lower cost of sales compared to product sales.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	December 26, 2015	December 27, 2014	% change
Engineering	$614	$672	(9%)
Selling, general and administrative	1,417	1,133	25%
Total	$2,031	$1,805	13%

	Nine Month Periods Ended
(Dollars in thousands)	December 26, 2015	December 27, 2014	% change
Engineering	$2,179	$2,563	(15%)
Selling, general and administrative	4,221	3,401	24%
Total	$6,400	$5,964	7%

Operating expenses increased 13% or $226,000 in the third quarter of fiscal 2016 over fiscal 2015. Engineering expenses decreased $58,000 primarily due to less development associated with the Advanced Signal Generator as it moved to production. Selling, general and administrative expenses increased $284,000 primarily due to a $168,000 increase in sales and marketing efforts associated with the Advanced Signal Generator, and a $104,000 increase in outside services related to financial services and management consulting.

Operating expenses increased 7% or $436,000 in the first nine months of fiscal 2016 over fiscal 2015. Engineering expenses decreased $384,000 primarily due to development costs incurred in fiscal 2015 associated with the Company’s new 4600 Switch product that is now shipping. Selling, general and administrative increased by $820,000 primarily due to a $303,000 increase in sales and marketing efforts associated with the Advanced Signal Generator, a $186,000 increase in non-cash stock based compensation, a $131,000 increase in officer salaries, and a $110,000 increase in outside services related to financial services and management consulting.

Derivative Liability

The Company recorded a loss of $98,000 and $51,000 for the three and nine month periods ended December 26, 2015 respectively, related to revaluation of the derivative liability, associated with warrants issued with the PFG Loan (see Note 12, Term Loan, Revolving Line of Credit and Warrants).

Interest Expense

Total interest expense for the third quarter of fiscal 2016 was $88,000, a decrease of $19,000 over the third quarter of fiscal 2015. Total interest expense for the first nine months of fiscal 2016 was $304,000, a decrease of $10,000 over the first nine months of fiscal 2015. Interest expense decreased in the third quarter and first nine months of fiscal 2016 over fiscal 2015 primarily due to the lower principal balances in both loans with PFG.

Net Income and Net Loss

The Microsource NRE Order received in the first quarter of fiscal 2015 resulted in significant improvements to sales and results from operations when compared to the prior year. With a majority of the associated services from the NRE Order being completed in fiscal 2015, and the associated product production starting in fiscal 2017, the Company has experienced an overall decrease in sales and results from operations in fiscal 2016.

The Company recorded a net loss of $602,000 for the third quarter of fiscal 2016 compared with net income of $67,000 in the third quarter of fiscal 2015. The loss in the third quarter of fiscal 2016 compared to the income in the third quarter of fiscal 2015 was primarily due to a $257,000 decrease in gross margins, a $226,000 increase in operating expenses, and a $98,000 loss on the adjustment of derivative liability to fair value compared to a $107,000 gain in third quarter of fiscal 2015.

The Company recorded a net loss of $2.5 million for the first nine months of fiscal 2016 compared with a net loss of $283,000 during the first nine months of fiscal 2015. The higher net loss in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 was primarily due to decreased revenues associated with the Microsource NRE Order and the increase in operating expenses discussed above.

Financial Condition and Liquidity

As of December 26, 2015, Giga-tronics had $783,000 in cash and cash equivalents, compared to $1.2 million as of March 28, 2015.

Working capital at December 26, 2015 and March 28, 2015 was $443,000 and $3.0 million, respectively. The current ratio (current assets divided by current liabilities) at December 26, 2015 was 1.06 compared to 1.69 on March 28, 2015.

Cash used in operating activities was $795,000 for the nine month period ended December 26, 2015. Cash used in operating activities in the first nine months of 2016 was primarily attributable to an operating loss of $2.5 million, partially offset by a $1.5 million increase in accounts payable. Accounts payables increased as payments to vendors were deferred due to working capital constraints.

Cash used in operating activities was $513,000 for the nine month period ended December 27, 2014. Cash used in operating activities in the first nine months of fiscal 2015 primarily resulted from an increase in accounts receivable of $686,000 due to the increase in customer sales.

Additions to property and equipment were $109,000 in the first nine months of fiscal 2016 compared to $30,000 for the same period last year. The additions in the both periods were primarily associated with equipment needed to manufacture the new Advanced Signal Generator product.

Cash provided by financing activities for the first nine months December 26, 2015 was $517,000, primarily due to $1.2 million in proceeds from the accounts receivable line of credit with Bridge Bank (see Note 12, Accounts Receivable Line of Credit) which was partially offset by a $680,000 repayment of the Company’s term loan with PFG.

Cash provided by financing activities for the first nine months ended December 27, 2014 was $880,000, primarily due to $500,000 of debt proceeds received from PFG and $457,000 of net proceeds from the line of credit from Silicon Valley Bank.

As of December 26, 2015, the Company’s outstanding borrowings under the accounts receivable line of credit with Bridge Bank (see Note 12, Accounts Receivable Line of Credit) was $1.2 million with approximately $895,000 remaining borrowing capacity. Management intends to draw upon the accounts receivable line of credit with Bridge Bank throughout fiscal 2016 to meet projected cash requirements.

The Company incurred net losses of $602,000 for the third quarter of fiscal 2016 and $2.5 million for the first nine months of fiscal 2016, which have contributed to an accumulated deficit of $22.5 million as of December 26, 2015.

The Company has experienced delays in the development of features, orders, and shipments for the new Advanced Signal Generator. These delays have significantly contributed to a decrease in working capital from $3.0 million at March 28, 2015, to $443,000 at December 26, 2015. The new Advanced Signal Generator product has now shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the ability to continue shipments in volume quantities, could significantly contribute to additional future losses. The losses in the first nine months of fiscal 2016 caused working capital restraints, resulting in delayed payments to suppliers. Many suppliers have since halted the shipment of raw materials to the Company until payments for past shipments are received.

The Company has lost, and is seeking to regain its AS9100C Certification that is commonly required in the aircraft manufacturing industry. The Company’s Microsource division sells components used on military aircrafts to two major customers that have the expectation the Company will have a Supplier Quality Management System certified to be AS9100C compliant. The Company has worked with one of the major customers to allow continued shipping and orders during the lapse in certification by allowing the customer to do its own quality inspections prior to the shipment of the Company’s products. The Company is working with the second customer for a similar solution during the lapse in certification. The Company’s Giga-tronics division receives orders from time to time that require a Supplier Quality Management System certified to be AS9100C. If the Company was unable to regain AS9100C certification the lack of certifications could result in a loss of revenue and have a material adverse effect on results of operations and working capital.

These matters raise substantial doubt as to the ability of the Company to continue as a going concern.

To address these matters, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

On January 29, 2016, the Company completed the sale of approximately 2.7 million shares of Common Stock yielding gross proceeds of approximately $3.5 million. Net proceeds to the Company were approximately $3.2 million. The sale included Warrants to purchase approximately 2.4 million shares of Common Stock at $1.15 per share (see Note 17, Subsequent Events). The proceeds will be used to pay suppliers past due accounts, and to fund the forecasted increases in sales and manufacturing activities associated with the Advanced Signal Generator. There is no guarantee that payments to suppliers can be made in time to allow for materials to arrive at the Company in time for anticipated fourth quarter fiscal 2016 shipments.

●

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave Corporation (“Spanawave”), whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers and Legacy Signal Generators for $1.5 million with one-half of the payments ($750,000) expected to be received between June and July 2016 (see Note 16, Sale of Product Lines). The Company received $75,000 from Spanawave on January 4, 2016 upon the initiation of data transfer to Spanawave. Proceeds from the asset sale will be used for working capital and general corporate purposes.

●

To assist with regaining AS9100C certification, the Company has hired a Director of Quality to lead the recertification process and retained a consulting firm to advise the Company through the recertification process.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company expects to start shipping the YIG Production Order in the fall of 2016.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with two large customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In the first three quarters of fiscal 2016, the Company entered into advance payment arrangements totaling $2.0 million, and during the first three quarters of fiscal 2015 the Company entered into $1.4 million of advance payment arrangements. The Company will continue to seek similar terms in future agreements with these customers and other customers.

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of December 26, 2015, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework.”

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of December 26, 2015, the Company has no material pending legal proceedings. From time to time, Giga-tronics is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A - RISK FACTORS

The Company has lost, and is seeking to regain its AS9100C Certification that is commonly required in the aircraft manufacturing industry. The Company’s Microsource division sells components used on military aircrafts to two major customers that have the expectation the Company will have a Supplier Quality Management System certified to be AS9100C compliant. The Company has worked with one of the major customers to allow continued shipping and orders during the lapse in certification by allowing the customer to do its own quality inspections prior to the shipment of the Company’s products. The Company is working with the second customer for a similar solution during the lapse in certification. The Company’s Giga-tronics division receives orders from time to time that require a Supplier Quality Management System certified to be AS9100C. If the Company was unable to regain AS9100C certification the lack of certifications could result in a loss of revenue and have a material adverse effect on results of operations.

NASDAQ could delist the Company’s Common Stock from the Nasdaq Capital Market. On October 26, 2015, based on its preliminary results, the Company gave notice to NASDAQ that it was likely that its shareholders’ equity at the quarter ended September 26, 2015 fell below NASDAQ’s listing requirement. The Company’s final results for the quarter end confirmed this. The Company expects NASDAQ to issue a Staff Delisting Determination letter. The Company is entitled to a prompt hearing on the subject. At the hearing the Company will demonstrate that it currently in compliance with the shareholders equity requirement with the January 19, 2016 sale of approximately 2.7 million shares of Common Stock yielding gross proceeds of approximately $3.5 million. Net proceeds to the Company were approximately $3.2 million.

The Company has experienced delays in the development of features, orders, and shipments for the new Advanced Signal Generator. These delays have significantly contributed to a decrease in working capital from $3.0 million at March 28, 2015, to $443,000 at December 26, 2015. The new Advanced Signal Generator product has now shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the ability to continue shipments in volume quantities, could significantly contribute to additional future losses. The losses in the first nine months of fiscal 2016 caused working capital restraints, resulting in delayed payments to suppliers. Many suppliers have since halted the shipment of raw materials to the Company until payments for past shipments are received. These matters raise substantial doubt as to the ability of the Company to continue as a going concern. To address this matter, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to Consolidated Financial Statements (Note 2, Going Concern and Management’s Plan).

There has been no other material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None other than as previously reported. See Note 17, Subsequent Event to the financial statements above.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
10.1	Asset Purchase Agreement By and Among Spanawave Corporation and Giga-Tronics Incorporated.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 8, 2016	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2016	/s/ Steven D. Lance
Steven D. Lance
Vice President of Finance
Chief Financial Officer & Secretary