Form 10-K
period 2016-03-26
GIGA TRONICS INC
filed 2016-06-07
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ] Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Non-accelerated filer	[ ] [ ]	Accelerated filer Smaller reporting company	[ ] [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 24, 2015 was $6,455,711.

There were a total of 9,549,703 shares of the Registrant’s Common Stock outstanding as of June 2, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2016 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 26, 2016.

TABLE OF CONTENTS

i

Unless the context otherwise requires, we use the terms “Giga-tronics Incorporated,” “Giga-tronics,” “we,” “us,” “the Company” and “our” in this Annual Report on Form 10-K to refer to Giga-tronics Inc. and its wholly owned subsidiary.

FOWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to certain disclosures contained in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by the use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

PART 1

ITEM 1. BUSINESS

General

Giga-tronics Incorporated (Giga-tronics, or the Company) includes the operations of the Giga-tronics Division and Microsource Inc. (Microsource), a wholly owned subsidiary. Giga-tronics Division designs, manufactures and markets the new Advanced Signal Generator (ASG) for the electronic warfare market, and switching systems that are used in automatic testing systems primarily in aerospace, defense and telecommunications.

Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments and devices. Microsource’s two largest customers are prime contractors for which it develops and manufactures YIG RADAR filters used in fighter jet aircraft.

In an effort to improve long term sales growth and profitability, Giga-tronics has embarked on a strategy of concentrating our efforts on the Giga-tronics Division’s newly developed ASG, and Microsource YIG RADAR filters. Giga-tronics has started to move away from the Giga-tronics legacy products. These products were developed ten to twenty five years ago, and have been steadily decreasing in both sales and gross margins. For example, we sold our SCPM line to Teradyne in 2013, and in December 15, 2015 we entered into an agreement for the sale of much of our power meter, amplifier and legacy signal generator business to Spanawave Corporation. Both of these transactions will allow us to increase our focus on the ASG and Microsource YIG RADAR filters.

Giga-tronics was incorporated on March 5, 1980, and Microsource was acquired by Giga-tronics on May 18, 1998.

The combined Company principal executive offices are located at 4650 Norris Canyon Road, San Ramon, California, and our telephone number at that location is (925) 328-4650.

Operating Segments

The Company has two reporting segments: Giga-tronics Division and Microsource.

For more information regarding the Company’s two reporting segments, see “Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements-Significant Customers and Industry Segment Information.”

Products and Markets

Giga-tronics

Our Giga-tronics Division produces modular signal sources, up-converters, receivers and down-converters in the AXIe format covering a radio frequency (RF) range of 100 megahertz (MHz) to 18 gigahertz (GHz). The Company also produces a 5-slot and a 9-slot AXIe chassis and a high-performance AXIe frequency reference module for use with its signal sources. Available within each product family are a number of options allowing customers to select specialized capabilities, features and functions. The end-user markets for these products can be divided into three segments: RADAR Target Generation, Threat simulation and Surveillance. These instruments are used in the design, evaluation and calibration of RADAR, Electronic Countermeasures (ECM) and Direction Finding (DF) systems.

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

Microsource

Our Microsource segment develops and manufactures a broad line of YIG tuned oscillators, filters, filter components, and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments or devices. Microsource’s two largest customers are prime contractors for which it develops and manufactures YIG RADAR filters used in fighter jet aircraft.

Sources and Availability of Raw Materials and Components

Substantially all of the components required by Giga-tronics to make its assemblies are available from more than one source. We occasionally use sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume. In our opinion, the loss of any sole source arrangement we have would not be material to our operations. Some suppliers are also competitors of Giga-tronics. In the event a competitor-supplier chooses not sell its products to us, production delays could occur as we seek new suppliers or re-design components to our products.

Although extended delays in receipt of components from our suppliers could result in longer product delivery schedules for us, we believe that our protection against this possibility stems from our practices of dealing with well-established suppliers and maintaining good relationships with such suppliers.

Patents and Licenses

Our competitive position is largely dependent upon our ability to provide performance specifications for our instruments and systems that (a) are easy to use and effectively and reliably meet customers’ needs and (b) selectively surpass competitors’ specifications in competing products. Patents may occasionally provide some short-term protection of proprietary designs. However, because of the rapid progress of technological development in our industry, such protection is most often, although not always, short-lived. Therefore, although we occasionally pursue patent coverage, we place major emphasis on the development of new products with superior performance specifications and the upgrading of existing products toward this same end.

Our products are based on our own designs, which are derived from our own engineering abilities. If our new product engineering efforts fall behind, our competitive position weakens. Conversely, effective product development greatly enhances our competitive status.

We presently hold 31 patents. Capitalized costs relating to these patents were both incurred and fully amortized prior to March 27, 2011. Accordingly, these patents have no recorded value included in our consolidated financial statements for the fiscal years ended March 26, 2016 (“fiscal 2016”) and March 28, 2015 (“fiscal 2015”).

We are not dependent on trademarks, licenses or franchises. We utilize certain software licenses in certain functional aspects for some of our products. Such licenses are readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

In September 2015, we entered into a software development agreement with a major aerospace and defense company whereby the aerospace company would develop and license its simulation software to us. The simulation software (also called Open Loop Simulator or OLS technology) is currently the aerospace company’s intellectual property. The OLS technology generates threat simulations and enables various hardware to generate signals for performing threat analysis on systems under test. We intend to license the OLS software as a bundled or integrated solution with our ASG system.

Seasonal Nature of Business

Our business is not seasonal.

Working Capital Practices

We generally strive to maintain adequate levels of inventory and we generally sell to customers on 30-day payment terms in the U.S. and generally allow more time for overseas payments. Typically, we receive payment terms of 30 days from our suppliers. We believe that these practices are consistent with typical industry practices.

Importance of Limited Number of Customers

We are a supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2017. U.S. and international defense-related agencies accounted for 73% of net sales in both fiscal 2016 and 2015. Commercial business accounted for the remaining 27% of net sales in both fiscal 2016 and fiscal 2015.

At the Giga-tronics Division, U.S. defense agencies and their prime contractors accounted for 56% and 40% of net sales in fiscal 2016 and fiscal 2015, respectively. Microsource reported 98% of net sales to prime contractors of U.S. defense agencies in both fiscal 2016 and fiscal 2015.

During fiscal 2016, the Boeing Company accounted for 32% of our consolidated revenues and was included in the Microsource reporting segment. A second customer, Defense Finance and Accounting Services (DFAS) accounted for 11% of our consolidated revenues during fiscal 2016 and was included in the Giga-tronics Division reporting segment.

During fiscal 2015, Lockheed Martin accounted for 28% of our consolidated revenues. A second customer, the Boeing Company accounted for 23% of our consolidated revenues. Both were included in the Microsource reporting segment. A third customer, DFAS accounted for 14% of our consolidated revenues during fiscal 2015 and was included in the Giga-tronics Division reporting segment.

In management’s opinion, we could experience a material adverse effect on our financial stability if there was a significant loss of either our defense or commercial customers.

Our Giga-tronics Division products are largely capital investments for our customers, and our belief is that our customers have economic cycles in which capital investment budgets for the kinds of products that we produce expand and contract. We therefore, expect that a major Giga-tronics Division customer in one year will often not be a major customer in the following year. Accordingly, our net sales and earnings will decline if we are unable to find new customers or increase our business with other existing customers to replace declining net sales from the previous year’s major customers. A substantial decline in net sales to the U.S. government defense agencies and their prime contractors would also have a material adverse effect on our net sales and results of operations unless replaced by net sales in the commercial sector.

Backlog of Orders

On March 26, 2016, our backlog of unfilled orders was approximately $14.6 million compared to approximately

$5.7 million at March 28, 2015. As of March 26, 2016, there were approximately $8.6 million of orders scheduled for shipment beyond one year, compared to $521,000 at March 28, 2015. Orders for our products include program orders from prime contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single quarter may not be indicative of sales for any period. In April of 2016, Microsource received a $4.5 million YIG RADAR filter order that is not reflected in the backlog numbers above. In June 2016, the Gigatronics Division received a $3.3 million order from the United States Navy for our Real-Time Threat Emulation System (Real-Time TEmS) which is a combination of our new ASG Hardware Platform, along with software developed and licensed to us from a major aerospace and defense company. We expect to ship both orders throughout fiscal 2017.

Backlog includes only those customer orders for which binding agreement exists, a delivery schedule has been agreed upon between us and our customer and, in the case of U.S. government orders, for which funding has been appropriated.

Competition

Giga-tronics serves two very different markets.

The first is the electronic test equipment market with applications ranging from complex RF signal simulation used in the evaluation of military RADAR and Electronic Warfare systems to high performance signal switching used in the automated testing of commercial avionics. These applications represent niche segments within the broader test equipment market and their unique requirements allow Giga-tronics to win against a variety of larger competitors, such as Agilent/Keysight, Rohde & Schwarz and Anritsu, by focusing our limited resources squarely on the specific features needed. We do not attempt to compete ‘across the board’, but selectively based upon our particular strengths, the competitors’ perceived limitations, the customer’s needs and market opportunities. To maintain our position against competitors that have greater resources in research, development and manufacturing with substantially broader product lines and channels, we (a) place strong emphasis on maintaining a high degree of technical competence as it relates to the development of new products, (b) are highly selective in establishing technological objectives and (c) focus sales and marketing activities in the selected niche areas that are weakly served or underserved. Others competitors are of comparable size or have small product divisions with more limited product lines, such as Racal Instrument (a division of Astronics), VTI Instruments (a division of AMETEK), ELCOM (a division of Frequency Electronics Inc.), COMSTRON (a division of Cobham Plc) and EWST (a division of Ultra Electronics Plc).

The second is the aftermarket for operational hardware associated with the US Government’s RADAR Modernization Program (RMP) for prior generation fighter aircraft. The F/A-18E, the F-15D and F-16 jets are receiving new RADARs to extend their useful lives. Giga-tronics’ Microsource business unit supplies YIG filters specifically designed for military aircraft to solve interference problems. The prime contractors responsible for integrating the new RADARs have flight qualified our filters at considerable expense. Only a few companies possess the technical know-how to design and manufacture filters of this nature, such as Teledyne and Micro-Lambda Wireless, but the expense of requalifying a new component is prohibitive to the point where the integrator would only undertake such an effort when insurmountable technical deficiencies arose, which do not exist in this case. Microsource is the sole-source supplier of these filters and presently does not have any competition for this business. Microsource routinely maintains a “gold supplier” rating from its customers and received the Supplier of the Year award from one of the integrators. Microsource must maintain the Aerospace Industry’s AS9100C certification for its Quality Management System which it currently does. In October 2015, we announced a lapse in our AS9100C certification for our Supplier Quality Management System. In May 2016, our Microsource segment regained its AS9100C certification, during the lapse in certification we worked with one of the major customers to allow continued shipping and orders and we were pursuing a similar solution with the second customer, but this is no longer required since we regained certification.

Sales and Marketing

Giga-tronics and Microsource sell their products primarily direct to end customers and prime contractors.

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. Our future success is dependent on our ability to steadily incorporate advancements in component technologies into our new products. In fiscal 2016 and fiscal 2015, product development expenses totaled approximately $2.8 million and $3.2 million respectively.

Recent activities have focused primarily on the development of the new ASG product and the improvement of existing products. It is our intention to maintain product development at levels required to sustain our competitive position. Our product development activities are funded internally, through product line sales, or through outside equity investment and debt financing. Product development activities are expensed as incurred, except software development costs associated with the ASG.

We expect to continue to make significant investments in research and development. There can be no assurance that future technologies, processes or product developments will not render our current product offerings obsolete or that we will be able to develop and introduce new products or enhancements to existing products that satisfy customer needs in a timely manner or achieve market acceptance. Failure to do so could adversely affect our business.

Manufacturing

The assembly and testing of Giga-tronics Division and Microsource’s products are done at our San Ramon facility.

Environment

To the best of our knowledge, we are in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 26, 2016 and March 28, 2015, we employed 63 and 71 individuals on a full-time basis, respectively. We believe that our future success depends on our ability to attract and retain skilled personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Information about Foreign Operations

We sell to our international customers through a network of foreign technical sales representative organizations. All transactions between us and our international customers are in U.S. dollars.

Geographic Distribution of Net Sales
(Dollars in thousands)	2016	2015	2016	2015
Domestic	$13,998	$16,985	96%	92%
International	598	1,467	4%	8%
Total	$14,596	$18,452	100%	100%

See Item 8, (Note 12, Significant Customers and Industry Segment Information) of the consolidated financial statements for further breakdown of international sales for the last two years.

ITEM 1A. RISK FACTORS

Future liquidity is uncertain

We incurred net losses of $4.1 million in fiscal 2016, and $1.7 million in fiscal 2015. These losses have contributed to an accumulated deficit of $24.0 million as of March 26, 2016.

Beginning in fiscal 2012, we invested substantially in the research and development of our new product line, ASG. We anticipate long-term revenue growth and improved gross margins from the ASG platform, but delays in completing it have contributed to our losses. We also experienced delays in the development of features, orders, and shipments for the new ASG. These delays have significantly contributed to a decrease in working capital from $3.0 million at March 28, 2015, to $1.8 million at March 26, 2016. The new Advanced Signal Generator product has now shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the ability to continue shipments in volume quantities, could significantly contribute to additional future losses. The losses in fiscal 2016 caused working capital restraints, resulting in delayed payments to suppliers.

These matters raise substantial doubt as to our ability to continue as a going concern.

To address these matters, our management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the “Notes to the Consolidated Financial Statements” (Note 2, Going Concern and Management’s Plan).

Customer orders and production of new product platform

We invested heavily in the development of our new ASG product platform but delays in completing it have contributed to our losses. Longer than anticipated sales cycles in future fiscal years, or delays in production and shipping volume quantities, could significantly contribute to additional losses.

Ability to stay listed for trading on The NASDAQ Capital Market

Our Common Stock is current listed on the NASDAQ Capital Market. NASDAQ has minimum requirements that a Company must meet in order to remain listed on the NASDAQ Capital Market. These requirements include maintaining a minimum shareholders’ equity of $2.5 million. If our shareholders’ equity falls below $2.5 million, NASDAQ could delist us from the NASDAQ Capital Market. If our Common Stock were to be delisted, the liquidity of our Common Stock would be adversely affected and the market price of our Common Stock could decrease. If our Common Stock ceases to be listed for trading on the NASDAQ Capital Market, we expect that our Common Stock would be traded on the Over-the-Counter Bulletin Board on or about the same day.

Giga-tronics’ sales are substantially dependent on the defense industry

We have a significant number of defense-related orders. If the defense market demand decreases, actual shipments could be less than projected shipments with a resulting decline in sales. Our product backlog has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance and our ability to collect amounts due under these orders. If any of these events occur, actual shipments could be lower than projected shipments and revenues could decline which would have an adverse effect on our operating results and liquidity.

Giga-tronics’ markets involve rapidly changing technology and standards

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. We believe that our future success will depend in part upon our ability to develop and commercialize our existing products, and in part on our ability to develop, manufacture and successfully introduce new products and product lines with improved capabilities, and to continue to enhance existing products. There can be no assurance that we will successfully complete the development of current or future products, or that such products will achieve market acceptance. The inability to develop new products in a timely manner could have a material adverse impact on our operating performance and liquidity.

Giga-tronics’ common stock price is volatile

The market price of our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, reduction in revenues or lower earnings or increased losses and reduced levels of liquidity when compared to previous quarterly periods, and other factors such as announcements of technological innovations or new products by us or by our competitors, government regulations or developments in patent or other proprietary rights. In addition, NASDAQ and other stock markets have experienced significant price fluctuations in recent years. Some of these fluctuations often have been unrelated to the reported operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of our common stock.

Our stock at any time has historically traded on low volume on the NASDAQ Capital Market. Sales of a significant volume of stock could result in a decline of our share price.

Performance problems in Giga-tronics’ products or problems arising from the use of its products together with other vendors’ products may harm its business and reputation

Products as complex as those we produce may contain unknown and undetected defects or performance problems. For example, it is possible that a product might not comply with stipulated specifications under all circumstances. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in a combined environment, it may be difficult to identify the source of the problem. A defect or performance problem could result in lost revenues, increased warranty costs, diversion of engineering and management time and effort, impaired customer relationships and injury to our reputation generally. To date, performance problems in our products or in other products used together with our products have not had a material adverse effect on our business. However, management cannot be certain that a material adverse impact will not occur in the future.

Giga-tronics’ competition has greater resources

Our instrument, switch, oscillator and synthesizer products compete with Agilent/Keysight, Anritsu, and Rohde & Schwarz. All of these companies have substantially greater research and development, manufacturing, marketing, financial, and technological personnel and managerial resources than us. These resources also make these competitors better able to withstand difficult market conditions than us. There can be no assurance that any products developed by the competitors will not gain greater market acceptance than any developed by us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office and the marketing, sales and engineering offices and manufacturing facilities are located in a 47,300 square feet facility in San Ramon, California, which we occupy under a lease agreement expiring December 31, 2016. We believe that our facilities are adequate for our business activities.

We are currently evaluating staying at our existing facility or moving to a smaller facility in the San Ramon area at the expiration of our current lease.

ITEM 3. LEGAL PROCEEDINGS

As of March 26, 2016, we have no material pending legal proceedings. From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the Nasdaq Capital Market using the symbol ‘GIGA’. The number of record holders of our common stock as of March 26, 2016 was approximately 124. A significantly larger number of stockholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without mark-ups, mark-downs, or commission and may not reflect actual transactions.

	Fiscal Quarter			Fiscal Quarter
	2016	High	Low	2015	High	Low
First Quarter	(3/29 - 6/27)	$3.15	$1.43	(3/30 - 6/28)	$3.45	$1.16
Second Quarter	(6/28 - 9/26)	1.89	1.04	(6/29 - 9/27)	3.21	1.84
Third Quarter	(9/27 - 12/26)	3.85	0.86	(9/28 - 12/27)	2.00	1.40
Fourth Quarter	(12/27 - 3/26)	1.85	1.11	(12/28 - 3/28)	1.95	1.43

We have not paid cash dividends in the past and have no current plans to do so in the future, believing the best use of our available capital is in the enhancement of our product position. In addition, in the absence of positive retained earnings, California law permits payment of cash dividends only to the extent total assets exceed the sum of total liabilities and the liquidation preference amounts of preferred securities. At March 26, 2016, the Company’s assets were less than this sum by $560,000.

On January 29, 2016, we consummated the sale of 2,787,872 Units, each consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, to approximately 20 private investors pursuant to a Securities Purchase Agreement dated as of January 19, 2016. The purchase price for each Unit was $1.24375. Gross proceeds were approximately $3.5 million. Net proceeds to the Company after fees were approximately $3.1 million. The portion of the purchase price attributable to the common shares included in each Unit was $1.15, the consolidated closing bid price for our common stock on January 15, 2016. The warrant price was $.09375 per Unit (equivalent to $0.125 per whole warrant share), with an exercise price of $1.15 per share. The term of the warrants is five years from the date of completion of the transaction. Emerging Growth Equities, Ltd also received warrants to purchase 292,727 shares of common stock as part of its consideration for serving as placement agent in connection with the private placement. All such transactions were previously reported in current reports on Form 8-K.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 26, 2016.

Equity Compensation Plan Information
No. of
securities
remaining
available for
future issuance
under equity
	No. of		compensation
	securities to be	Weighted	plans
	issued upon	average	(excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,592,200	$1.52	955,427
Equity compensation plans not approved by security holders	—	—	n/a
Total	1,592,200	$1.52	955,427

(1)

Excludes warrants issued to purchasers of units consisting of stock and warrants in private placements, to a placement agent for services in connection with the private placement and to lenders in connection with debt financing.

Issuer Repurchases

We did not repurchase any of our equity securities during the fiscal year ended March 26, 2016.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K., the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview and Refocusing Giga-tronics

We produce sophisticated test and measurement equipment primarily used in the aerospace and defense markets. We also produce YIG (Yttrium, Iron, Garnet) RADAR filters used in fighter jet aircraft. We have two reporting segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division historically produces a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare.

●	Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors.

In an effort to improve long term sales growth and profitability, Giga-tronics has embarked on a strategy of concentrating our efforts on the Giga-tronics Division’s newly developed Advanced Signal Generator (ASG) and Microsource YIG RADAR filters. The ASG addresses a technology gap within the RADAR and electronic warfare market segment, and has prospects for greater growth in sales and margins than our legacy Giga-tronics division product lines. In fiscal 2016 Giga-tronics moved the ASG from development to manufacturing, and received $2.5 million in customer orders. The Microsource YIG RADAR filters provide us with long term production and development contracts with strong gross margins. In recent years we have produced these RADAR filters for two fighter jet platforms, and will start production for a third platform in fiscal year 2017.

Giga-tronics has started to move away from the Giga-tronics legacy products. These products were developed ten to twenty- five years ago, and have been steadily decreasing in both sales and gross margins. We sold our SCPM line to Teradyne in 2013, and in December 15, 2015 we entered into an agreement for the sale of much of our power meter, amplifier and legacy signal generator business to Spanawave Corporation (see Note 10, Sale of Product Lines). We expect these transactions will allow us to focus on the ASG and Microsource YIG RADAR filters, while providing additional cash for operations and reducing related personnel expenses. We will continue to aggressively look for other opportunities to sell product lines for additional cash.

The ASG has the potential to significantly grow sales and achieve strong gross margins. However, Giga-tronics has experienced significant delays developing, manufacturing and receiving ASG customer orders. The ASG is the most technically complex and advanced product Giga-tronics has developed and manufactured, and we have experienced delays in bringing the product to market. It is also priced significantly higher than any other Giga-tronics product, and we have experienced longer than anticipated procurement cycles in the electronic warfare market it services. The delays in the development and manufacturing of the ASG, along with the longer than anticipated procurement cycles, have contributed to the increased losses in fiscal 2016. Giga-tronics could experience similar losses in fiscal 2017 if there are further delays in ASG features currently being developed, manufacturing efficiencies are not achieved, and customer orders are delayed. To bring the ASG to its full potential, Giga-tronics may be required to seek additional working capital from product line sales, however, there are no assurances that such sales will be available, or on terms acceptable to the Company.

Significant Orders

Both the Giga-tronics Division and Microsource receive large customer orders each year. The timing of orders, and any associated milestones achievement, causes significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

Our Giga-tronics Division received orders of $1.5 million and $2.4 million in fiscal 2016 and 2015, respectively, from the United States Navy for our Model 8003 Precision Scalar Analyzers and associated accessories (“8003”). We shipped all of the $1.5 million order in fiscal 2016 and the $2.4 million order in fiscal 2015. The 8003 was designed about 25 years ago, and Giga-tronics is no longer able to purchase key components and materials used to manufacture the 8003. The Navy orders mark the end of life of the 8003.

Through fiscal 2016 we received $3.3 million of orders for the ASG, of which, $2.3 million shipped to several customers. Orders and shipments for the ASG may not be consistent when comparing one fiscal period to another due to delays in the development of features, longer than anticipated sales cycles, or the ability to ship volume quantities.

In June 2016, the Gigatronics Division received a $3.3 million order from the United States Navy for our Real-Time TemS which is a combination of the ASG hardware platform, along with software developed and licensed to the Company from a major aerospace and defense company. The complete order includes engineering services to integrate the Real-Time TEmS product with additional third party hardware and software for the customer. The Company expects to fulfill the order in the second half of the current fiscal year.

In May of 2015, Microsource received a $3.0 million order YIG RADAR filter order (Ongoing Production Order) associated with a fighter jet platform we have been manufacturing since fiscal 2014. We shipped all of the $3.0 million order in fiscal 2016. In April of 2016, Microsource received a $4.5 million YIG RADAR filter for the same fighter jet platform. We expect to ship this order throughout fiscal 2017.

In fiscal 2015 Microsource received a $6.5 million order (“NRE Order”) for non-recurring engineering and for delivery of a limited number of flight-qualified prototype hardware from a second prime defense contractor to develop a variant of our high performance fast tuning YIG RADAR filters for an aircraft platform. In fiscal 2016 our Microsource business unit also finalized an associated multiyear $10.0 million YIG production order (“YIG Production Order”). We expect to start shipping the YIG Production Order in the summer of 2016, and to continue shipping it through fiscal 2020.

The Microsource NRE Order received in fiscal 2015 resulted in significant improvements to sales and results from operations in fiscal 2015, compared to fiscal 2016. With a majority of the associated services from the NRE Order being completed in fiscal 2015, and the YIG Production Order not scheduled to ship until fiscal 2017, the Company experienced a decrease in sales and results from operations in fiscal 2016.

Results of Operations

New orders by reporting segment are as follows for the fiscal years ended:

Orders			% change
(Dollars in thousands)	2016	2015	2016 vs. 2015	2015 vs. 2014
Giga-tronics Division	$9,688	$9,095	7%	5%
Microsource	13,739	8,416	63%	70%
Total	$23,427	$17,511	34%	28%

New orders received in fiscal 2016 increased 34% to $23.4 million from the $17.5 million received in fiscal 2015. The increase in orders was primarily due to Microsource’s receipt of the $10.0 million YIG Production Order and the $3.0 million Ongoing Production Order in fiscal 2016, compared to the $6.5 million NRE order in fiscal 2015. The increase in the Giga-tronics Division was primarily due to the $2.3 million increase of orders for the ASG, partially offset by the decrease in the Navy 8003 order, and by decreasing orders for legacy products being sold to Spanawave Corporation (See Note 10, Sale of Product Lines).

New orders received in fiscal 2015 increased 28% to $17.5 million from the $13.6 million received in fiscal 2014. The increase was primarily due to Microsource’s receipt in fiscal 2015 of the $6.5 million NRE order.

The following table shows order backlog and related information at fiscal year-end:

Backlog			% change
(Dollars in thousands)	2016	2015	2016 vs. 2015	2015 vs. 2014
Backlog of unfilled orders	$14,560	$5,729	154%	(14%	)
Backlog of unfilled orders shippable within one year	5,984	5,208	15%	(4%	)
Backlog of unfilled orders shippable after one year	8,576	521	1546%	(44%	)

Backlog at the end of fiscal 2016 increased 154% compared to the end of fiscal 2015. The increase in backlog is primarily due to the $10.0 million YIG Production Order our Microsource business unit received in fiscal 2016. In April of 2016, Microsource received a $4.5 million YIG radar filter; in June 2016 Gigatronics received a $3.3 million order for Real-Time TEmS, both new orders are not reflected in the backlog numbers above. We expect to ship both orders throughout fiscal 2017.

The allocation of net sales by reporting segment was as follows for the fiscal years shown:

Allocation of Net Sales			% change
(Dollars in thousands)	2016	2015	2016 vs. 2015		2015 vs. 2014
Giga-tronics Division	$8,679	$9,123	(5%	)	25%
Microsource	5,917	9,329	(37%	)	55%
Total	$14,596	$18,452	(21%	)	39%

Net sales in fiscal 2016 were $14.6 million, a 21% decrease from $18.5 million in fiscal 2015. Sales for the Giga-tronics Division decreased 5%, or $444,000, primarily due to the $1.2 million decrease in the legacy products sold to Spanawave Corporation (See Note 10, Sale of Product Lines), the $905,000 decrease in the size of the Navy 8003 order in fiscal 2016, partially offset by a $1.3 million increase in ASG shipments and a $383,000 increase in 4600 Switch product shipments. Net sales for Microsource decreased 37% primarily due to the winding down of the NRE Order.

Net sales in fiscal 2015 were $18.5 million, a 39% increase from $13.3 million in fiscal 2014. Sales for the Giga-tronics Division increased 25%, or $1.8 million, primarily due to the fulfillment of the $2.4 million Navy 8003 order. Sales for the Microsource business unit increased 55%, or $3.3 million, largely due to recognizing $4.7 million of sales associated with the $6.5 million NRE Order received during the year. This was partially offset by a $1.4 million decrease in the delivery of YIG filter production units associated with the contractual timing of shipments to a prime defense contractor.

The allocation of gross margins by reporting segment was as follows for the fiscal years shown:

Gross Margin			% change
(Dollars in thousands)	2016	2015	2016 vs. 2015		2015 vs. 2014
Giga-tronics Division	$2,360	$3,523	(33%	)	63%
Microsource	2,261	4,484	(50%	)	95%
Total	$4,621	$8,007	(42%	)	79%

Gross margin decreased in fiscal 2016 to $4.6 million from $8.0 million for fiscal 2015. The decrease in Giga-tronics gross margin was due to rework associated with the initial pilot manufacturing run of the ASG, and overhead being absorbed by fewer shipments. The decrease in Microsource was primarily due to the decrease in net sales associated the NRE Order, which had a lower cost of sales compared to product sales and overhead being absorbed by fewer shipments.

Gross margin increased in fiscal 2015 to $8.0 million from $4.5 million for fiscal 2014. The increase in fiscal 2015 was primarily due to the fulfillment of the Microsource NRE Order, which had a lower cost of sales compared to product sales.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses			% change
(Dollars in thousands)	2016	2015	2016 vs. 2015	2015 vs. 2014
Engineering	$2,806	$3,210	(13% )	(18%	)
Selling, general and administrative	5,522	4,783	15%	(1%	)
Total	$8,328	$7,993	4%	(12%	)

Operating expenses increased 4%, or $335,000 in fiscal 2016 compared to fiscal 2015. Engineering expenses decreased $404,000 during fiscal 2016 when compared to fiscal 2015 primarily due to development costs incurred in fiscal 2015 associated with our Switch product which we are now shipping. Selling, general and administrative expenses increased 15% or $739,000 primarily due to a $200,000 increase in outside services related to financial services and management consulting,    a $167,000 increase in sales and marketing efforts associated with our new ASG, a $155,000 increase in officer salaries, and a $113,000 increase in non-cash stock based compensation.

Operating expenses decreased 12%, or $1.0 million, in fiscal 2015 compared to fiscal 2014. Engineering expenses decreased

$687,000 during fiscal 2015 when compared to fiscal 2014, which was primarily due to certain engineers being assigned to a Microsource nonrecurring engineering project that is recorded as cost of sales. Selling, general and administrative expenses were approximately $4.8 million for both fiscal 2015 and fiscal 2014. Restructuring expenses decreased $331,000 in fiscal 2015 when compared to fiscal 2014, primarily due to Giga-tronics completion of its closure of the Santa Rosa facility in fiscal 2014.

Operating Income (Loss)

Operating loss was $3.7 million in fiscal 2016 compared to an operating income of $14,000 in fiscal 2015. The decline in operating results in fiscal 2016 compared to fiscal 2015 was primarily due to decreased revenues associated with the Microsource NRE Order and the Navy 8003 order. Operating loss was also impacted by the delays in the development and manufacturing of the ASG, along with its longer than anticipated sales cycle.

Derivative Liability

In fiscal 2016, we recorded a loss of $12,000 related to revaluation of the derivative liability, associated with warrants issued with the PFG Loan. There was no gain or loss recorded in fiscal 2015 related to the revaluation of the PFG warrant liability (see Note 8, Term Loan, Revolving Line of Credit and Warrants).

Warrant Charge Expense

In fiscal 2015 we recorded a $1.2 million non-cash charge related to the issuance of new warrants in connection with a Stock Purchase Agreement and Warrant Agreement with Alara Capital dated February 16, 2015. Pursuant to the agreements, we received during February 2015 total cash proceeds of approximately $1.5 million through Alara’s exercise of its existing Series C and Series D warrants to purchase common shares, all of which had an exercise price of $1.43 per share for total cash proceeds of $1,434,000, which was recorded net of $42,000 of stock issuance costs. As part of the consideration for this exercise, we sold to Alara two new warrants to purchase an additional 898,634 and 194,437 common shares at an exercise price of $1.78 and $1.76 per share, respectively, for a total purchase price of $137,500 or $0.125 per share. The new warrants were accounted for and resulted in the charges described above (see Note 20, Exercise of Series C and Series D Warrants). There was no warrant charge expense recorded in fiscal 2016.

Net Interest Expense

Net interest expense in fiscal 2016 was $383,000 a decrease of $23,000 over fiscal 2015. Interest expense decreased in fiscal 2016 over fiscal 2015 primarily due to the lower principal balances in both loans with PFG. For fiscal 2016, interest expense includes $165,000 of accretion of discounts on the PFG Loan and Warrant Debt compared to $152,000 recorded in fiscal 2015 (see Note 8, Term Loan, Revolving Line of Credit and Warrants).

Net Loss

Net loss was $4.1 million in fiscal 2016, compared to a net loss of $1.7 million in fiscal 2015. The higher net loss recorded in fiscal 2016 was primarily due to decreased revenues associated with the Microsource NRE Order and the Navy 8003 orders. Net loss was also impacted by the delays in the development and manufacturing of the ASG, along with it’s longer than anticipated sales cycle. The net loss for fiscal 2015 was impacted by the $1.2 million Alara Capital non-cash warrant charge described above.

Net Inventories

Inventories consisted of the following:

Net Inventories			% change
	March 26,	March 28,	2016 vs.
(Dollars in thousands)	2016	2015	2015
Raw materials	$3,489	$1,631	114%
Work-in-progress	2,156	1,598	35%
Finished goods	2	15	(87%)
Demonstration inventory	47	121	(61%)
Total	$5,694	$3,365	69%

Net inventories increased by $2.3 million from March 28, 2015 to March 26, 2016. Inventories associated with the ASG increased by $1.3 million, as it moved from development to production. Microsource inventory also increased by $1.0 million primarily due to the raw material buy associated with the $10.0 million YIG Production Order. Giga-tronics has an advance payment arrangement with the customer associated with the YIG Production Order raw materials, allowing Giga-tronics to purchase all of the related raw materials prior to the start of manufacturing.

Financial Condition and Liquidity

As of March 26, 2016, Giga-tronics had $1.3 million in cash and cash-equivalents, compared to $1.2 million as of March 28, 2016. Working capital at the end of fiscal year 2016 was $1.7 million as compared to $3.0 million at the end of fiscal year 2015. The current ratio (current assets divided by current liabilities) at March 26, 2016 was 1.23 as compared to 1.69 at March 28, 2015. The fiscal 2016 decrease in working capital was primarily attributable to a $1.7 million increase in deferred revenue related to advance payment arrangements for raw materials for our customer, a $951,000 increase in accounts payable associated with inventory purchases and amounts due under a software development agreement with a major aerospace and defense company and $800,000 owed on the line of credit. This was partially offset by a $2.3 million increase in inventories described above.

Cash used in operating activities was $3.0 million in fiscal 2016. Cash used in operating activities is primarily due to the net loss of $4.1 million, partially offset by non-cash charges of $925,000 for stock based compensation, $321,000 for depreciation and amortization, and $165,000 for accretion of discounts on loan and warrant debt. Cash used in operating activities amounted to $542,000 in fiscal 2015, primarily due to the net loss of $1.7 million, a $508,000 increase in accounts receivable due to increased sales, and a $457,000 decrease in accounts payable associated with the timing of vendor payments. These were partially offset by non-cash charges of $1.2 million for the Alara Capital warrants and $827,000 for share based compensation.

Cash provided by investing activities was $183,000 and included $375,000 received from Spanawave for the initiation of data transfer pertaining to the sale of our legacy product lines as well as additions to property and equipment of $192,000 in fiscal 2016 compared to $16,000 in fiscal 2015. The additions in both fiscal 2016 and fiscal 2015 were associated with equipment required to manufacture the ASG.

Cash provided by financing activities in fiscal year 2016 was $3.0 million, primarily due to $3.1 million in net proceeds from a Private Placement completed in the fourth quarter of fiscal 2016. Cash provided by financing activities in fiscal year 2015 was $669,000, primarily due to $1.5 million in net proceeds from the exercise of existing Alara Capital warrants and $500,000 in proceeds from a line of credit with PFG. These proceeds were partially offset by a $1.2 million repayment of the Company’s line of credit with SVB and a $200,000 repayment on the term loan with PFG.

On January 29, 2016, we consummated the sale of 2,787,872 Units, each consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, to approximately 20 private investors pursuant to a Securities Purchase Agreement dated as of January 19, 2016. The purchase price for each Unit was $1.24375. Gross proceeds were approximately $3.5 million. Net proceeds to the Company after fees were approximately $3.1 million. The portion of the purchase price attributable to the common shares included in each Unit was $1.15, the consolidated closing bid price for the Company’s common stock on January 15, 2016. The warrant price was $.09375 per Unit (equivalent to $0.125 per whole warrant share), with an exercise price of $1.15 per share. The term of the warrants is five years from the date of completion of the transaction. Emerging Growth Equities, Ltd also received warrants to purchase 292,727 shares of common stock as part of its consideration for serving as placement agent in connection with the private placement.

On February 16, 2015, we entered into a Securities Purchase Agreement and Warrant Agreement with Alara Capital AVI II, LLC (“Alara Capital”), an investment vehicle sponsored by AVI Partners, LLC (“AVI”) (with both entities collectively referred to herein as “Alara”), in which we received total gross cash proceeds of approximately $1.5 million. Funds were received from Alara in separate closings dated February 16, 2015 and February 23, 2015 in which Alara exercised a total of 1,002,818 of its existing Series C and Series D warrants to purchase common shares, all of which had an exercise price of $1.43 per share for total cash proceeds of $1,434,000, which was recorded net of $42,000 of stock issuance costs. As part of the consideration for this exercise, we sold to Alara two new warrants to purchase an additional 898,634 and 194,437 common shares at an exercise price of $1.78 and $1.76 per share, respectively, for a total purchase price of $137,000 or $0.125 per share. The new warrants have a term of five years and may be paid in cash or through a cashless net share settlement. The Company and Alara amended the remaining 14,587 warrants as part of the February closings. On May 14, 2015, Alara exercised the remaining 14,587 warrants by acquiring 7,216 of shares of the Company’s common stock through a cashless net share settlement.

We incurred net losses of $4.1 million for fiscal 2016, which have contributed to an accumulated deficit of $24.0 million as of March 26, 2016.

We experienced delays in the development of features, orders, and shipments for the new ASG. These delays have significantly contributed to a decrease in working capital from $3.0 million at March 28, 2015, to $1.8 million at March 26, 2016. The new ASG product has now shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, we rely on advances under the line of credit with Bridge Bank. The line of credit expires on May 7, 2017. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in our business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of March 26, 2016, outstanding borrowings and additional borrowing capacity under the line of credit were $800,000 and $906,000, respectively.

These matters raise substantial doubt as to our ability to continue as a going concern.

To address these matters, our management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

In April 2016 the Microsource Business Unit regained AS9100C certification of its Supplier Quality Management System. The AS9100C Certification is commonly required in the aircraft manufacturing industry. The Company’s Microsource division sells components used on military aircrafts to two major customers that require such certification. During the lapse in certification the Company worked with one of the major customers to allow continued shipping and orders. The Company was pursuing a similar solution with the second customer, but this is no longer required with the regained certification.

●	Giga-tronics plans to work with Bridge Bank to renew the line of credit prior to its May 7, 2017 expiration.

●

On January 29, 2016, we completed the sale of approximately 2.7 million shares of Common Stock yielding gross proceeds of approximately $3.5 million. Net proceeds to the Company were approximately $3.1 million. The sale included Warrants to purchase approximately 2.4 million shares of Common Stock at $1.15 per share (see Note 18, Private Placement Offering). The proceeds were used to pay suppliers past due accounts, and will be used to fund operations and the forecasted increases in sales and manufacturing activities associated with the Advanced Signal Generator.

●

On December 15, 2015, we entered into an Asset Purchase Agreement with Spanawave, whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers and Legacy Signal Generators for $1.5 million. (see Note 10, Sale of Product Lines). As of March 26, 2016, we had received $375,000 from Spanawave under the agreement. We are entitled to receive another $375,000 between July and September 2016, the final installment of $750,000 is expected to be paid between July and December 2016. Proceeds from the asset sale will be used for working capital and general corporate purposes.

●

In the first quarter of fiscal 2016, our Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). We expect to start shipping the YIG Production Order in the fall of 2016.

●

In April of 2016, Microsource received a $4.5 million YIG RADAR filter order for the same fighter jet platform, which we expect to ship throughout fiscal 2017. This was a $1.5 million increase compared to the order received in fiscal 2016 for the same platform. In June 2016, the Gigatronics Division also received a $3.3 million order from the United States Navy for the Real-Time TEmS which we also expect to ship in the second half of fiscal 2017.

●

To assist with the upfront purchases of inventory required for future product deliveries, we entered into advance payment arrangements with two large customers, whereby the customers reimburse us for raw material purchases prior to the shipment of the finished products. In fiscal 2016, we entered into advance payment arrangements totaling $3.9 million. We will continue to seek similar terms in future agreements with these customers and other customers.

Management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

Management will also continue to seek additional working capital through product line sales, debt, or possible equity financing. However, there are no assurances that such financings or sales will be available at all, or on terms acceptable to the Company.

The current year loss has had a significant negative impact on the financial condition of the Company and raises substantial doubt about our ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, we should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard based on uncertainties with respect the ASG associated with potential delays in the development of features, longer than anticipated sales cycles, or the ability to efficiently manufacture it. No assurances can be given that we can renew the Bridge Bank line of credit. The Consolidated Financial Statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result if we were unable to do so.

Contractual Obligations

We lease our facility under an operating lease that expires in December 2016 and lease certain equipment under operating leases. Total future minimum lease payments under these leases amount to approximately $553,000, of which $529,000 is scheduled to be paid in fiscal 2017.

We lease equipment under capital leases that expire through September 2020. The future minimum lease payments under these leases are approximately $271,000.

We are committed to repay the PFG loan with a maturity date of January 2017. Future payments under this loan consist of $400,000 in principal and $17,000 in interest.

We are committed to purchase certain inventory under non-cancelable purchase orders. As of March 26, 2016, total non–cancelable purchase orders were approximately $2.3 million and are scheduled to be delivered to the Company at various dates through March 2017.

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of operations are based upon the consolidated financial statements included in this report and the data used to prepare them. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and management is required to make judgments, estimates and assumptions in the course of such preparation. The Summary of Significant Accounting Policies included with the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments, estimates and assumptions. We base our judgment and estimates on historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Revenue Recognition

Revenues are recognized when there is evidence of an arrangement, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. This generally occurs when products are shipped and the risk of loss has passed. Revenue related to products shipped subject to customers’ evaluation is recognized upon final acceptance. Revenue recognized under the milestone method is recognized once milestones are met. Determining whether a milestone is substantive is a matter of judgment and that assessment is performed only at the inception of the arrangement. The consideration earned from the achievement of a milestone must meet all of the following for the milestone to be considered substantive:

a.	It is commensurate with either of the following:
1.	Our performance to achieve the milestone
2.	The enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone.
b.	It relates solely to past performance.
c.	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review.

On certain contracts with one of our significant customers we receive payments in advance of manufacturing. Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above have been met.

Product Warranties

Our warranty policy generally provides one to three years of coverage depending on the product. We record a liability for estimated warranty obligations at the date products are sold. The estimated cost of warranty coverage is based on our actual historical experience with our current products or similar products. For new products, the required reserve is based on historical experience of similar products until sufficient historical data has been collected on the new product. Adjustments are made as new information becomes available.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their net realizable values. We have estimated an allowance for uncollectible accounts based on our analysis of specifically identified problem accounts, outstanding receivables, consideration of the age of those receivables, our historical collection experience, and adjustments for other factors management believes are necessary based on perceived credit risk.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. We periodically review inventory on hand to identify and write down excess and obsolete inventory based on estimated product demand.

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

We consider all tax positions recognized in the consolidated financial statements for the likelihood of realization. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amounts of the positions that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, if any, would be reflected as unrecognized tax benefits, as applicable, in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We also recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of the provision for income taxes in the consolidated statements of operations.

Share Based Compensation

We have a stock incentive plan that provides for the issuance of stock options and restricted stock to employees and directors. We calculate share based compensation expense for stock options using a Black-Scholes-Merton option pricing model and record the fair value of stock option and restricted stock awards expected to vest over the requisite service period. In so doing, we make certain key assumptions in making estimates used in the model. We believe the estimates used, which are presented in the Notes to Consolidated Financial Statements, are appropriate and reasonable.

Going Concern

We evaluate our relevant conditions and events that is known and reasonably knowable at the date that our financial statements are issued. This includes Management’s preparation and review of a robust forecasting process that evaluates a twelve month horizon period. Management responds to the known and reasonably knowable circumstances that give rise to our initial doubt as a going concern by implementing plans that are reasonably sufficient to overcome the conditions that give rise to our ability to continue as a going concern. Our Consolidated Financial Statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result if we were unable to do so.

Software Development Costs

We expense development costs included in the research and development of new products and enhancements to existing products as incurred, until technological feasibility in the form of a working model has been established. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning our product’s technological feasibility has been established and ending when the product is available for general release to our customers.

Off-Balance-Sheet Arrangements

We have no other off-balance-sheet arrangements (including standby letters of credit, guaranties, contingent interests in transferred assets, contingent obligations indexed to its own stock or any obligation arising out of a variable interest in an unconsolidated entity that provides credit or other support to the Company), that have or are likely to have a material effect on its financial conditions, changes in financial conditions, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIGA-TRONICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 26, 2016	March 28, 2015
Assets
Current assets:
Cash and cash-equivalents	$1,331	$1,170
Trade accounts receivable, net of allowance of $45, respectively	2,129	2,354
Inventories, net	5,694	3,365
Prepaid expenses and other current assets	327	373
Total current assets	9,481	7,262
Property and equipment, net	837	718
Other long term assets	8	74
Capitalized software development costs	876	—
Total assets	$11,202	$8,054
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$800	$—
Current portion of long term debt, net of discount	379	811
Accounts payable	1,924	973
Accrued payroll and benefits	647	678
Deferred revenue	2,804	1,127
Deferred rent	110	127
Capital lease obligations	44	69
Other current liabilities	996	501
Total current liabilities	7,704	4,286
Long term loan	—	392
Warrant liability, at estimated fair value	353	252
Long term obligations - deferred rent	—	111
Long term obligations - capital lease	165	58
Total liabilities	8,222	5,099
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value; Authorized - 1,000,000 shares
Series A - designated 250,000 shares; no shares at March 26, 2016 and March 28, 2015 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at March 26, 2016 and March 28, 2015 issued and outstanding; (liquidation preference of $3,540 at March 26, 2016 and March 28, 2015)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 9,549,703 shares at March 26, 2016 and 6,706,065 at March 28, 2015 issued and outstanding	24,104	19,975
Accumulated deficit	(24,035)	(19,931)
Total shareholders' equity	2,980	2,955
Total liabilities and shareholders' equity	$11,202	$8,054

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands except per share data)	March 26, 2016	March 28, 2015
Net sales	$14,596	$18,452
Cost of sales	9,975	10,445
Gross margin	4,621	8,007

Operating expenses:
Engineering	2,806	3,210
Selling, general and administrative	5,522	4,783
Total operating expenses	8,328	7,993

Operating (loss)/income	(3,707)	14

Loss on adjustment of warrant liability to fair value	(12)	—
Warrant expense	—	(1,232)
Other loss	—	(2)
Interest expense:
Interest expense, net	(218)	(254)
Interest expense from accretion of loan discount	(165)	(152)
Total interest expense, net	(383)	(406)
Loss before income taxes	(4,102)	(1,626)
Provision for income taxes	2	47
Net loss	$(4,104)	$(1,673)

Loss per common share - basic	$(0.59)	$(0.32)
Loss per common share - diluted	$(0.59)	$(0.32)

Weighted average common shares used in per share calculation:
Basic	6,941	5,279
Diluted	6,941	5,279

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 29, 2014	18,534	$2,911	5,181,247	$16,224	$(18,258)	$877
Net loss					(1,673)	(1,673)
Restricted stock granted			432,000	—
Option exercises			90,000	163		163
Share based compensation				827		827
Warrant charge expense			—	1,232		1,232
Warrant exercise and newly issued warrant, net of issuance cost			1,002,818	1,529		1,529
Balance at March 28, 2015	18,534	2,911	6,706,065	19,975	(19,931)	2,955
Net loss					(4,104)	(4,104)
Restricted stock granted			—	—
Option exercises			48,550	77		77
Share based compensation				925		925
Shares issued for net settlement of warrant			7,216	—		—
Proceeds from common offering, net of issuance cost			2,787,872	3,127		3,127
Balance at March 26, 2016	18,534	$2,911	9,549,703	$24,104	$(24,035)	$2,980

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years Ended March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net loss	$(4,104)	$(1,673)
Adjustments to reconcile net loss to net cash used in operating activities: Warrant issuance expense	—	1,232
Depreciation and amortization	321	311
Share based compensation	925	827
Accretion of discounts on debt	165	152
Adjustment of warrant liability to fair value	12	—
Capitalized software development costs	(876)	—
Change in other long term assets	66	(5)
Change in deferred rent	(128)	(103)
Changes in operating assets and liabilities:
Trade accounts receivable	225	(508)
Inventories	(2,329)	(44)
Prepaid expenses and other assets	(3)	(24)
Accounts payable	915	(457)
Accrued payroll and benefits	(31)	(77)
Deferred revenue	1,677	(202)
Other current liabilities	120	29
Net cash used in operating activities	(3,045)	(542)

Cash flows from investing activities:
Purchases of property and equipment	(192)	(16)
Cash received from sale of product line	375	—
Net cash provided by (used in) investing activities	183	(16)

Cash flows from financing activities:
Proceeds from exercise and issuance of warrants, net of issuance costs of $42	—	1,529
Proceeds from exercise of stock options	77	163
Payments on capital leases	(81)	(158)
Proceeds from line of credit	1,800	8,624
Proceeds from issuance of debt	—	500
Repayments of line of credit	(1,000)	(9,789)
Repayments of debt	(900)	(200)
Proceeds from issuance of common stock, net of issuance costs of $278	3,127	—
Net cash provided by financing activities	3,023	669

Increase in cash and cash-equivalents	161	111

Beginning cash and cash-equivalents	1,170	1,059
Ending cash and cash-equivalents	$1,331	$1,170

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$165	$219
Supplementary disclosure of noncash investing and financing activities:
Equipment acquired under capital lease	$163	$61
Equipment acquired with reduction of other current asset	$49	$—
Equipment acquired with an increase in accounts payable	$36	$—

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Giga-tronics Incorporated (“Giga- tronics”) and its wholly-owned subsidiary, Microsource Incorporated (“Microsource”), collectively the “Company”. The Company’s corporate office and manufacturing facilities are located in San Ramon, California.

Giga-tronics Division designs, manufactures and markets the new Advanced Signal Generator (ASG) for the electronic warfare market, and switching systems that are used in automatic testing systems primarily in aerospace, defense and telecommunications.

Microsource develops and manufactures a broad line of YIG (Yttrium, Iron, Garnet) tuned oscillators, filters and microwave synthesizers, which are used by its customers in operational applications and in manufacturing a wide variety of microwave instruments and devices. Microsource’s two largest customers are prime contractors for which it develops and manufactures YIG RADAR filters used in fighter jet aircraft.

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

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2016 ended on March 26, 2016 resulting in a 52 week year. Fiscal year 2015 ended on March 28, 2015, also resulting in a 52 week year. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones are based on product shipping while others are based on design review. In fiscal 2015 the Company’s Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis. The Company considered factors such as estimated completion dates and product acceptance of the order prior to accounting for the NRE Order as milestone revenue. During the fiscal years ended March 26, 2016 and March 28, 2015, revenue recognized on a milestone basis were $1.0 million and $4.7 million, respectively.

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

The activity in the allowance account for doubtful accounts is as follows for the years ended March 26, 2016 and March 28, 2015:

(Dollars in thousands)	March 26, 2016	March 28, 2015
Beginning balance	$45	$44
Provisions for doubtful accounts	—	1
Write-off of doubtful accounts	—	—
Ending balance	$45	$45

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

Research and Development Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on the Company’s behalf and indirect costs are expensed as operating expenses when incurred. Research and development costs totaled approximately $2.8 million and $3.2 million for the years ended March 26, 2016 and March 28, 2015, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 26, 2016 and March 28, 2015, management believes there has been no impairment of the Company’s long-lived assets.

Derivatives The Company accounts for certain of its warrants as derivatives. Changes in fair values are reported in earnings as gain or loss on adjustment of warrant liability to fair value.

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

Product Development Costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other product development costs are charged to operations as incurred. Capitalized pre-production costs included in inventory were immaterial as of March 26, 2016 and March 28, 2015.

Software Development Costs Development costs included in the research and development of new software products and enhancements to existing software products are expensed as incurred, until technological feasibility in the form of a working model has been established. Capitalized development costs are amortized over the expected life of the product and evaluated each reporting period for impairment. As of March 26, 2016, capitalized software development costs were $876,000 and there was no amortization for the year ended March 26, 2016. There were no software development costs capitalized as of March 28, 2015.

Share-based Compensation The Company has established the 2005 Equity Incentive Plan, which provides for the granting of options for up to 2,850,000 shares of Common Stock. In 2014, the term of the 2005 Equity Incentive Plan was extended to 2025. The Company records share-based compensation expense for the fair value of all stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the statements of cash flows. These excess tax benefits were not significant for the Company for the fiscal years ended March 26, 2016 or March 28, 2015.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The computation of expected volatility used in the Black-Scholes- Merton option-pricing model is based on the historical volatility of Giga-tronics’ share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants. The risk free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected dividend yield was not considered in the option pricing formula since the Company has not paid dividends and has no current plans to do so in the future.

The fair value of restricted stock awards is based on the fair value of the underlying shares at the date of the grant. Management makes estimates regarding pre-vesting forfeitures that will impact timing of compensation expense recognized for stock option and restricted stock awards.

Earnings or Loss Per Common Share Basic earnings or loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. Anti-dilutive options are not included in the computation of diluted earnings per share. Non-vested shares of restricted stock have non-forfeitable dividend rights and are considered participating securities for the purpose of calculating basic and diluted earnings per share under the two-class method.

Comprehensive Income or Loss There are no items of comprehensive income or loss other than net income or loss.

Financial Instruments and Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist of cash, cash-equivalents and trade accounts receivable. The Company’s cash-equivalents consist of overnight deposits with federally insured financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security. At March 26, 2016, and March 28, 2015, three customers combined accounted for 52% and 65% of consolidated gross accounts receivable respectively.

Fair Value of Financial Instruments and Fair Value Measurements The Company’s financial instruments consist principally of cash and cash-equivalents, line of credit, term debt, and warrant derivative liability. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date (Level 1), significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data (Level 2), or significant unobservable inputs reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability (Level 3), depending on the nature of the item being valued.

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this ASU by the Company, along with the adoption of ASU 2015-15 which amended ASU 2015-03 and is discussed on the next page will change the presentation of certain debt issuance costs, which will be reported as a direct offset to the applicable debt on the balance sheet.

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

In August 2015, the FASB issued ASU 2015-14 – “Revenue from Contracts with Customers” (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 affects any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

Also in August 2015, the FASB issued ASU 2015-15 – “ Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, Previously, on April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which required entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect a material impact on its financial statements as a result of the adoption of ASU No. 2015-03 or 2015-15, however certain debt issuance costs will be reported as a direct offset to the applicable debt on the balance sheet.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. The recognition and measurement standard will take effect for public companies for fiscal years beginning after Dec. 15, 2017, including interim periods within those fiscal years. The standard takes effect for private companies, not-for-profits, and employee benefit plans for fiscal years beginning after Dec. 15, 2018, and for interim periods within fiscal years beginning after Dec. 15, 2019. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations for leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods ending after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. For public business entities, the amendments in ASU 2016-06 are effective for financial statements issued for fiscal years beginning after 15 December 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payments, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company has not determined the impact of adoption on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 addresses implementation issues identified under ASC Topic 606. The amendments in ASU 2016-10 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements in ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU is effective for public business entities with annual reporting periods beginning after 15 December 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

2	Going Concern and Management’s Plan

The Company incurred net losses of $4.1 million and $1.7 million in the fiscal years ended March 26, 2016 and March 28, 2015, respectively. These losses have contributed to an accumulated deficit of $24.0 million as of March 26, 2016.

The Company has experienced delays in the development of features, orders, and shipments for the new ASG. These delays have significantly contributed to a decrease in working capital from $3.0 million at March 28, 2015, to $1.8 million at March 26, 2016. The new ASG product has now shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank. The line of credit expires on May 7, 2017. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of March 26, 2016, the line of credit had a balance of $800,000, and additional borrowing capacity of $906,000.

These matters raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these matters, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

In April 2016 the Microsource Business Unit regained AS9100C certification of its Supplier Quality Management System. The AS9100C Certification is commonly required in the aircraft manufacturing industry. The Company’s Microsource division sells components used on military aircrafts to two major customers that require such certification. During the lapse in certification the Company worked with one of the major customers to allow continued shipping and orders. The Company was pursuing a similar solution with the second customer, but this is no longer required with the regained certification.

●	Giga-tronics plans to work with Bridge Bank to renew the line of credit prior to its May 7, 2017 expiration.

●

On January 29, 2016, the Company completed the sale of approximately 2.7 million shares of Common Stock yielding gross proceeds of approximately $3.5 million. Net proceeds to the Company were approximately $3.1 million. The sale included Warrants to purchase approximately 2.4 million shares of Common Stock at $1.15 per share (see Note 18, Private Placement Offering). The proceeds were used to pay suppliers past due accounts, and will be used to fund operations and the forecasted increases in sales and manufacturing activities associated with the Advanced Signal Generator.

●

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave, whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers and Legacy Signal Generators for $1.5 million (see Note 10, Sale of Product Lines). As of March 26, 2016, the Company had received $375,000 from Spanawave under the agreement. The Company is entitled to receive another $375,000 between July and September 2016, the final installment of $750,000 is expected to be paid between July and December 2016. Proceeds from the asset sale will be used for working capital and general corporate purposes.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company expects to start shipping the YIG Production Order in the fall of 2016.

●

In April of 2016, Microsource received a $4.5 million YIG RADAR filter order for the same fighter jet platform, which the Company expects to ship throughout fiscal 2017. This was a $1.5 million increase compared to the order received in fiscal 2016 for the same platform. In June 2016, the Gigatronics Division also received a $3.3 million order from the United States Navy for the Real-Time TEmS which the Company also expects to ship in the second half of fiscal 2017.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with two large customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In fiscal 2016, the Company entered into advance payment arrangements totaling $3.9 million. The Company will continue to seek similar terms in future agreements with these customers and other customers.

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

The current year losses has had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

3	Cash and Cash-Equivalents

Cash and cash-equivalents of $1.3 million and $1.2 million at March 26, 2016 and March 28, 2015, respectively, consisted of demand deposits with a financial institution that is a member of the Federal Deposit Insurance Corporation (FDIC). At March 26, 2016, $1.0 million of the Company’s demand deposits exceeded FDIC insurance limits.

4	Inventories

Inventories, net of reserves, consisted of the following:

	March 26,	March 28,
(Dollars in thousands)	2016	2015
Raw materials	$3,489	$1,631
Work-in-progress	2,156	1,598
Finished goods	2	15
Demonstration inventory	47	121
Total	$5,694	$3,365

5	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

	March 26,	March 28,
(Dollars in thousands)	2016	2015
Leasehold improvements	$327	327
Machinery and equipment	4,604	4,334
Computer and software	647	459
Furniture and office equipment	121	121
	5,699	5,241
Less: accumulated depreciation and amortization	(4,862)	(4,523)
Total	$837	$718

6	Software Development Costs

On September 3, 2015, the Company entered into a software development agreement with a major aerospace and defense company whereby the aerospace company would develop and license its simulation software to the Company. The simulation software (also called Open Loop Simulator or OLS technology) is currently the aerospace company’s intellectual property. The OLS technology generates threat simulations and enables various hardware to generate signals for performing threat analysis on systems under test. The Company intends to license the OLS software as a bundled or integrated solution with its Advanced Signal Generator system. The Company is obligated to pay the aerospace company software development costs and fees for OLS of $919,000 in the aggregate, which is payable in monthly installments as the work is performed by the aerospace company through August 2016. The OLS technology is a perpetual license agreement that may be terminated by the Company at any time as long as the Company provides a notice to the aerospace company and pays for the development costs incurred through the notice termination date. The Company is also obligated to pay royalties to the aerospace company on net sales of its Advanced Signal Generator product sold with the OLS software equal to a percentage of net sales price of each ASG system sold and subject to certain minimums. The Company expenses research and development costs as they are incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Capitalized software costs for the fiscal year ended March 26, 2016 were $876,000. The Company intends to begin amortizing the costs of capitalized software to cost of sales once the product is released to its customers.

7	Accounts Receivable Line of Credit

On June 1, 2015 the Company entered into a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The credit facility agreement replaced the line of credit with Silicon Valley Bank which expired April 15, 2015. The agreement provides for a maximum borrowing capacity of $2.5 million of which $2.0 million is subject to a borrowing base calculation and $500,000 is non-formula based.

The loan is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2017 and bears an interest rate, equal to 1.5% over the bank’s prime rate of interest (which was 3.5% March 26, 2016 resulting in an interest rate of 5.0%). Interest is payable monthly with principal due upon maturity. The Company paid a commitment fee of $12,500, and an additional $12,500 is due in May 2016. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 135% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). As of March 26, 2016, the Company was in compliance with all the financial covenants under the agreement. The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of March 26, 2016, the Company’s total outstanding borrowings and remaining borrowing capacity under the Bridge Bank line of credit were $800,000 and $906,000, respectively.

8	Term Loan, Revolving Line of Credit and Warrants

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

On June 16, 2014, the Company amended its loan agreement with PFG (the “Amendment”). Under the terms of the Amendment, PFG made a revolving credit line available to Giga-tronics in the amount of $500,000, and the Company borrowed the entire amount on June 17, 2014. The revolving line had a thirty-three month term. The Amendment reduced the future amount potentially available for the Company to borrow under the PFG Loan agreement from $1.0 million to $500,000. The interest on the PFG revolving credit line was fixed, calculated on a daily basis at a rate of 12.50% per annum. The Company was allowed to prepay the loan at any time prior to its March 13, 2017 maturity date without a penalty.

On June 3, 2015, the Company further amended its loan agreement with PFG (the “Second Amendment”). The Second Amendment cancelled the Company’s $500,000 of borrowing availability under the June 2014 Amendment and required the Company to pay PFG $150,000 towards its existing $500,000 outstanding balance under the revolving line of credit, which the Company paid in July 2015. The Company also agreed to pay PFG an additional $10,000 per month towards its remaining credit line balance until repaid, followed by like payments towards its term loan balance until repaid. As of March 26, 2016, the $500,000 borrowed with the June 2014 Amendment had been fully repaid.

Interest on the initial $1.0 million term loan is fixed at 9.75% and required monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. As of March 26, 2016, the Company’s total outstanding debt associated with the initial PFG loan was $400,000.

The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the Bridge Bank debt described in Note 7, and limits borrowing under the Bridge Bank credit line limit to $2.5 million. The Company paid a loan fee of $30,000 upon the initial draw (“First Draw”) and $15,000 for the June 2014 Amendment. The loan fees paid are recorded as prepaid expenses and amortized to interest expense over the remaining term of the PFG amended loan agreement, although the loan fee for the June 2014 Amendment was fully amortized because that portion of the PFG loan was fully repaid as March 26, 2016.

The future payments under the initial loan and all the Amendments, were $400,000 in principal payments and $17,000 in interest as of March 26, 2016, all of which is due during fiscal year 2017 since the second Amendment described above requires an accelerated repayment schedule which should fully repay the loan in January 2017.

The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. As of March 26, 2016, the Company was in compliance with all the financial covenants under the agreement.

The loan agreement also initially provided for the issuance of warrants convertible into 300,000 shares of the Company’s common stock, of which 180,000 were exercisable upon receipt of the initial $1.0 million from the First Draw, 80,000 became exercisable with the First Amendment and 40,000 were cancelled as a result of the Second Amendment. Each warrant issued under the loan agreement has a term of five years and an exercise price of $1.42 which was equal to the average NASDAQ closing price of the Company’s common stock for the ten trading days prior to the First Draw.

If the warrants are not exercised before expiration on March 13, 2019, the Company would be required to pay PFG $150,000 and $67,000 as settlement for warrants associated with the First Draw and the Amendment, respectively. The warrants could be settled for cash at an earlier date in the event of any acquisition or other change in control of the Company, future public issuance of Company securities or liquidation (or substantially similar event) of the Company. The Company currently has no definitive plans for any of the aforementioned events, and as a result, the cash payment date is estimated to be the expiration date unless warrants are exercised before then. The warrants have the characteristics of both debt and equity and are accounted for as a derivative liability measured at fair value each reporting period with the change in fair value recorded in earnings. The initial fair value of the warrants associated with the First Draw and Amendment were $173,000 and $168,000, respectively.

As of March 26, 2016, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $212,000 and $141,000, respectively, for a combined value of $353,000. As of March 28, 2015, the estimated fair value of the derivative liability associated with the warrant issued in connection with the First Draw and Amendment was $235,000 and $106,000, respectively for a combined value of $341,000, of which $89,000 was reported as part of the PFG Loan on the balance sheet. The change in the fair value of the warrant liability totaled $12,000 for the fiscal year ended March 26, 2016 and is reported in the accompanying statement of operations as a loss on adjustment of derivative liability to fair value.

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

The proceeds from the $500,000 credit line issued in connection with the Amendment were allocated between the PFG Loan and the warrants based on their relative fair values on the date of issuance which resulted in initial carrying values of $365,000 and $135,000, respectively. The resulting discount of $135,000 on the PFG Loan was being accreted to interest expense under the effective interest method over the remaining term of the PFG Loan, and as of March 26,2016 had been fully accreted since the $500,000 from the Amendment had been fully repaid.

For the fiscal years ended March 26, 2016 and March 28, 2015, the Company recorded accretion of discount expense associated with the warrants issued with the PFG Loan of $165,000 and $152,000, respectively.

9	Fair Value

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

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments, and generally result in inputs categorized as Level 1 within the fair value hierarchy. The fair values of term debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company, and generally result in inputs categorized as Level 3 within the fair value hierarchy. At March 26, 2016 and March 28, 2015, the carrying amounts of the Company’s term debt totaled $379,000 and $1.1 million, respectively and the estimated fair value totaled $384,000 and $1.2 million, respectively. The fair value was calculated using a discounted cash flow model and utilized a 20% and 18% discount rate, respectively. The rates are commensurate with market rates given the remaining term, principal repayment schedule, the Company’s creditworthiness and outstanding loan balance.

The Company’s derivative warrant liability is measured at fair value on a recurring basis and is categorized as Level 3 in the fair value hierarchy. The derivative warrant liability is valued using a Monte Carlo simulation model, which used the following assumptions as of March 26, 2016: (i) the remaining expected life of 3.0 years, (ii) the Company’s historical volatility rate of 115.1%, (iii) risk-free interest rate of 1.05%, and (iv) a discount rate of twenty percent.

The aforementioned derivative warrant liability is the Company’s only asset and liability recognized and measured at fair value on a recurring or non-recurring basis and was follows:

Fair Value Measurements as of Mar. 26, 2016 (In Thousands) :
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$353
Total	$—	—	$353

Fair Value Measurements as of March 28, 2015 ( In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$341
Total	$—	$—	$341

There were no transfers between Level 1, Level 2 or Level 3 for the fiscal years ended March 26, 2016 and March 28, 2015.

The table below summarizes changes in gains and losses recorded in earnings for Level 3 assets and liabilities that are still held at March 26, 2016:

	Years Ended
(In thousands)	Mar. 26, 2016	Mar. 28, 2015
Warrant liability at beginning of year	$341	$173
Additional warrant liability from warrants issued with June 2014 Amendment	—	168
Losses on adjustment of warrant liability to fair value	12	—
Warrant liability at end of period	$353	$341

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at December 26, 2015 and March 28, 2015.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 26, 2015 and March 28, 2015:

March 26, 2016	Valuation Technique(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	20%

March 28, 2015	Valuation Techniques(s)	Unobservable Input
Warrant liability	Black Scholes Merton with discounted cash flow	Discount rate	18%

The discount rate of twenty percent is management’s estimate of the cost of capital given the Company’s credit worthiness. A significant increase in the discount rate would significantly decrease the fair value, but the magnitude of this decrease would be less significant in a scenario where the Company’s stock price is significantly higher than the exercise price since the holder’s option to take a cash payment at maturity represents a smaller component of the total fair value when the Company’s stock price is higher. The Monte Carlo simulation model simulated the Company’s stock price through the maturity date of March 31, 2019. At the end of the simulated period, the value of the warrant was determined based on the greater of (1) the net share settlement value, (2) the net exercise value, or (3) the fixed cash put value.

10	Sale of Product Lines

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave, whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers and Legacy Signal Generators for $1.5 million. The product lines will transfer to Spanawave sequentially in six phases beginning with certain sensor and amplifier products effective the fourth quarter of fiscal 2016, with the final product line transfer (legacy Signal Generators) estimated to be completed by December 2016. As of March 26, 2016, the Company had received $375,000 in connection with the initiation of data transfer to Spanawave for phases 1 through 5, this amount is included in other current liabilities in the consolidated financial statements. No gain was recognized in fiscal 2016 as the Company had not fully completed the asset transfer as required by the provisions of the agreement and final acceptance by Spanawave was pending. The Company is entitled to receive another $375,000 between July and September 2016 upon the initiation of the last phase. The final installment of $750,000 is expected to be paid between July and December 2016. In addition, the Company will sell to Spanawave existing inventory for these products in phases. The Company will continue to manufacture the related products until the respective product line transfer is complete. These product lines accounted for total revenues of $1.7 million and $2.7 million respectively, for the fiscal years ended March 26, 2016 and March 28, 2015. Due to the low profit margins on these product lines, the contribution to pre-tax operating results for the fiscal years ended March 26, 2016 and March 28, 2015 were immaterial to the consolidated financial statements.

11	Selling and Advertising Expenses

Selling expenses consist primarily of salaries to employees and commissions paid to various sales representatives and marketing agencies. Commission expense totaled $172,000 and $237,000 for fiscal 2016 and 2015, respectively. Advertising costs, which are expensed as incurred, totaled $123,000 and $7,000 for fiscal 2016 and 2015, respectively.

12	Significant Customers and Industry Segment Information

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

The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies". The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes. Segment net sales include sales to external customers. Inter-segment activities are eliminated in consolidation. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses and other long- term assets. The Company accounts for inter-segment sales and transfers at terms that allow a reasonable profit to the seller. During the periods reported there were no significant inter-segment sales or transfers.

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

The tables below present information for the fiscal years ended in 2016 and 2015.

March 26, 2016 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$8,679	$5,917	$14,596
Interest expense, net	383	—	383
Depreciation and amortization	301	20	321
Capital expenditures	192	—	192
Income/(Loss) before income taxes	(4,119)	17	(4,102)
Assets	8,068	3,134	11,202

March 28, 2015 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$9,123	$9,329	$18,452
Other expense	1,386	—	1,386
Interest expense, net	406	—	406
Depreciation and amortization	277	34	311
Capital expenditures	81	—	81
Income/(Loss) before income taxes	(3,068)	1,442	(1,626)
Assets	6,103	1,951	8,054

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense- related customers. In fiscal 2016 and 2015, U.S. government and U.S. defense-related customers accounted for 71% and 69% of sales, respectively. During fiscal 2016, the Boeing Company accounted for 32% of the Company’s consolidated revenues at March 26, 2016 and was included in the Microsource segment. A second customer, DFAS accounted for 11% of the Company’s consolidated revenues at March 26, 2016 was included in the Giga-tronics Division reporting segment.

During fiscal 2015, Lockheed Martin accounted for 28% of the Company’s consolidated revenues at March 28, 2015 and was included in the Microsource segment. A second customer, the Boeing Company accounted for 23% of the Company’s consolidated revenues at March 28, 2015 and was also included in the Microsource segment. A third customer, DFAS accounted for 14% of the Company’s consolidated revenues during fiscal 2015 and was included in the Giga-tronics Division reporting segment.

Export sales accounted for 4% and 8% of the Company’s sales in fiscal 2016 and 2015, respectively. Export sales by geographical area for these fiscal years are shown below:

(Dollars in thousands)	March 26, 2016	March 28, 2015
Americas	$10	$26
Europe	326	179
Asia	140	1,085
Rest of world	122	177
Total	$598	$1,467

13	Loss per Common Share

Net loss and common shares used in per share computations for the fiscal years ended March 26, 2016 and March 28, 2015 are as follows:

(In thousands except per-share data)	March 26, 2016	March 28, 2015
Net loss	$(4,104)	$(1,673)

Weighted average: Common shares outstanding	6,941	5,279
Potential common shares	—	—
Common shares assuming dilution	6,941	5,279
Loss per common share – basic	$(0.59)	$(0.32)
Loss per common share – diluted	$(0.59)	$(0.32)
Stock options not included in computation that could potentially dilute EPS in the future	1,592	1,727
Restricted stock awards not included in computation that could potentially dilute EPS in the future	—	482
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	3,737	1,368

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the fiscal years ended March 26, 2016 and March 28, 2015 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

14	Income Taxes

Following are the components of the provision for income taxes:

Fiscal years ended (in thousands)	March 26, 2016	March 28, 2015

Current
Federal	$—	$—
State	2	47
	2	47
Deferred
Federal	(1,297)	210
State	215	391
	(1,082)	601

Change in liability for uncertain tax positions	13	23
Change in valuation allowance	(1,069)	(624)
Provision for income taxes	$2	$47

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Fiscal years ended (In thousands)	March 26, 2016	March 28, 2015
Net operating loss carryforwards	$15,065	$13,657
Income tax credits	296	306
Inventory reserves and additional costs capitalized	1,935	1,974
Accrued vacation	131	133
Deferred rent	44	95
Non-qualified stock options and restricted stock	(10)	247
Other	68	48
Total deferred tax assets	17,529	16,460

Valuation allowance	(17,529)	(16,460)
Net deferred tax assets	$—	$—

The following summarizes the difference between the income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income tax. The items comprising these differences consisted of the following for the fiscal years ended March 26, 2016 and March 28, 2015:

Fiscal years ended (In thousands except percentages)	March 26, 2016		March 28, 2015
Statutory federal income tax (benefit)	$(1,395)	34.0%	$(553)	34.0%
Valuation allowance	1,069	(26.1)	(624)	38.4
State income tax, net of federal benefit	(239)	5.8	(95)	5.8
Net operating loss expiration	451	(11.0)	861	(53.0)
Non tax-deductible expenses	107	(2.6)	593	(36.5)
Tax credits	(35)	0.9	(187)	11.5
Liability for uncertain tax positions	13	(0.3)	23	(1.4)
Other	31	(0.8)	29	(1.8)
Effective income tax	$2	(0.1)	$47	(3.0% )

The increase in valuation allowance from March 28, 2015 to March 26, 2016 was $1.1 million.

As of March 26, 2016, the Company had pre-tax federal net operating loss carryforwards of $40.5 million and state net operating loss carryforwards of $21.9 million available to reduce future taxable income. The federal and state net operating loss carryforwards begin to expire from fiscal 2023 through 2036 and from 2016 through 2036, respectively. Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382. The federal income tax credits begin to expire from 2023 through 2036 and state income tax credit carryforwards are carried forward indefinitely.

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

As of March 26, 2016, the Company recorded unrecognized tax benefits of $106,000 related to uncertain tax positions. The unrecognized tax benefit is netted against the noncurrent deferred tax asset on the Consolidated Balance Sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

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

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(In thousands)	Fiscal Year 2016	Fiscal Year 2015
Balance as of beginning of year	$93	$70
Additions based on current year tax positions	13	23
(Reductions) additions for prior year tax positions	—	—
Balance as of end of year	$106	$93

The total amount of interest and penalties related to unrecognized tax benefits at March 26, 2016 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within next twelve (12) months.

15	Share-based Compensation and Employee Benefit Plans

Share-based Compensation The Company has established the 2005 Equity Incentive Plan, which provides for the granting of stock options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 26, 2016, no SAR’s have been granted under the option plan. As of March 26, 2016, the total number of shares of common stock available for issuance is 955,427. All outstanding options have a ten year life from the date of grant.

Stock Options

The weighted average grant date fair value of stock options granted during the fiscal years ended March 26, 2016 and March 28, 2015 was $1.04 and $1.66, respectively, and was calculated using the following weighted-average assumptions:

Fiscal years ended	March 26, 2016	March 28, 2015
Dividend yield	—	—
Expected volatility	98%	92%
Risk-free interest rate	1.55%	1.61%
Expected term (years)	8.36	8.34

A summary of the changes in stock options outstanding for the fiscal years ended March 26, 2016 and March 28, 2015 is presented below:

		Weighted	Weighted Average
(Dollars in thousands except share prices)	Shares	Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 29, 2014	1,738,750	$1.53	6.8	$113
Granted	306,500	2.01
Exercised	90,000	1.80
Forfeited / Expired	228,275	1.81
Outstanding at March 28, 2015	1,726,975	$1.57	6.9	$219
Granted	35,000	1.22
Exercised	48,550	1.59
Forfeited / Expired	121,225	2.15
Outstanding at March 26, 2016	1,592,200	$1.52	6.8	$69

Exercisable at March 26, 2016	900,350	$1.47	6.4	$41

At March 26, 2016, expected to vest in the future	467,071	$1.58	7.4	$15

As of March 26, 2016, there was $414,000 of total unrecognized compensation cost related to non-vested options granted under the 2005 Plan and outside of the 2005 Plan. That cost is expected to be recognized over a weighted average period of 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. There were 419,050 and 280,650 options vested during the fiscal years ended March 26, 2016 and March 28, 2015 respectively. The total fair value of options vested during the fiscal years ended March 26, 2016 and March 28, 2015 was $104,000 and $120,000, respectively. Cash received from the exercise of stock options during fiscal 2016 and fiscal 2015 was $77,000 and $163,000, respectively. Share based compensation cost recognized in operating results for the fiscal years ended March 26, 2016 and March 28, 2015 totaled $403,000 and $370,000, respectively.

Restricted Stock

The Company granted 432,000 shares of restricted stock during fiscal 2015 to certain members of the Board of Directors in lieu of cash fees for services performed in fiscal 2015 and fiscal 2016. These restricted stock fully vested in fiscal 2016 and the vesting date fair value totaled $761,000. The weighted average grant date fair value was $2.11. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. Compensation cost recognized for restricted stock awards for fiscal 2016 and fiscal 2015 totaled $522,000 and $457,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the fiscal years ended March 26, 2016 and March 28, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 29, 2014	121,500	$1.39
Granted	432,000	2.11
Vested	71,500	1.53
Forfeited or cancelled	—	—
Non-vested at March 28, 2015	482,000	$2.02
Granted	—	—
Vested	482,000	2.02
Forfeited or cancelled	—	—
Non-vested at March 26, 2016	—	$—

401(k) Plans The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans for up to 100% of their defined compensation. The Company matches a percentage of the participant’s contributions in accordance with the plan. Participants vest ratably in Company contributions over a four- year period. Company contributions to the plans for fiscal 2016 and 2015 were approximately $41,000 and $39,000, respectively.

16	Commitments and Contingencies

The Company leases a 47,300 square foot facility located in San Ramon, California that expires in December 31, 2016. All of the Company’s operations are in the San Ramon facility as of March 26, 2016.

The Company also leases certain other equipment under operating leases.

Total future minimum lease payments under these leases are as follows. Fiscal year (Dollars in thousands)

Fiscal year (Dollars in thousands)
2017	529
2018	6
2019	6
2020	6
Thereafter	6
Total	$553

The aggregate rental expense was $677,000 and $654,000 in fiscal 2016 and 2015, respectively.

The Company leases certain equipment under capital leases that expire through May 2021. Capital leases with costs totaling $249,000 and $319,000 are reported net of accumulated depreciation of $32,000 and $60,000 at March 26, 2016 and March 28, 2015, respectively.

Total future minimum lease payments under these capital leases are as follows.

Fiscal year (Dollars in thousands)	Principal	Interest	Total
2017	$44	$25	$69
2018	50	19	69
2019	52	12	64
2020	40	5	45
2021	23	1	24
Total	$209	$62	$271

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 26, 2016, total non–cancelable purchase orders were approximately $2.3 million and are scheduled to be delivered to the Company at various dates through March 2017.

17	Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	March 26, 2016	March 28, 2015
Balance as of beginning of year	$76	$61
Provision, net	55	81
Warranty costs incurred	(71)	(66)
Balance as of end of year	$60	$76

18	Private Placement Offering

On January 19, 2016, the Company entered into a Securities Purchase Agreement for the sale of 2,787,872 Units, each consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, to approximately 20 private investors. The purchase price for each Unit was $1.24375. Gross proceeds were approximately $3.5 million. Net proceeds to the Company after fees was approximately $3.1 million. The portion of the purchase price attributable to the common shares included in each Unit was $1.15, the consolidated closing bid price for the Company’s common stock on January 15, 2016. The warrant price was $.09375 per Unit (equivalent to $0.125 per whole warrant share), with an exercise price of $1.15 per share. The term of the warrants is five years from the date of completion of the transaction. Emerging Growth Equities, Ltd also received warrants to purchase 292,727 shares of common stock at an exercise price of $1.15 per share as part of its consideration for serving as placement agent in connection with the private placement.

19	Series B, C, D Convertible Voting Perpetual Preferred Stock and Warrants

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

On February 19, 2013, the Company entered into a Securities Purchase Agreement pursuant to which it agreed to sell 3,424.65 shares of its Series C Convertible Voting Perpetual Preferred Stock (“Series C Preferred Stock”) to the Investor, for aggregate consideration of $500,000, which is approximately $146.00 per share. The Company has recorded $457,000 as Series C Preferred Stock on the consolidated balance sheet, which is net of stock offering costs of approximately $43,000. As part of this transaction, the Company and the Investor agreed to reduce the number of shares exercisable under the previously issued warrant, and after considering the reduction in the value of the warrant, the effective conversion price of the preferred stock was greater than the common stock price on the date of issue and therefore no beneficial conversion feature was present.

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

Each share of Series B, Series C and Series D Preferred Stock is convertible into one hundred shares of the Company’s common stock. In connection with the preferred stock issuance described above, the Company issued to the investor warrants to purchase a total of 1,017,405 common shares at an exercise price of $1.43 per share. These warrants were exercised in February 2015, and May 2015 as discussed in Note 20, Exercise of Series C and Series D Warrants.

The table below present information for the periods ended March 26, 2016 and March 28, 2015:

 Preferred Stock

As of March 26, 2016 and March 28, 2015

				Liquidation
	Designated	Shares	Shares	Preference
	Shares	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Total	19,500.00	18,533.51	18,533.51	$3,540

20	Exercise of Series C and Series D Warrants

On February 16, 2015, the Company entered into a Securities Purchase Agreement and Warrant Agreement with Alara Capital AVI II, LLC (“Alara Capital”), an investment vehicle sponsored by AVI Partners, LLC (“AVI” ) (with both entities collectively referred to herein as “Alara”), in which the Company received total gross cash proceeds of approximately $1.5 million. Funds were received from Alara in separate closings dated February 16, 2015 and February 23, 2015 in which Alara exercised a total of 1,002,818 of its existing Series C and Series D warrants to purchase common shares, all of which had an exercise price of $1.43 per share for total cash proceeds of $1,434,000, which was recorded net of $42,000 of stock issuance costs. As part of the consideration for this exercise, the Company sold to Alara two new warrants to purchase an additional 898,634 and 194,437 common shares at an exercise price of $1.78 and $1.76 per share, respectively, for a total purchase price of $137,000 or $0.125 per share, The new warrants have a term of five years and may be paid in cash or through a cashless net share settlement. The Company and Alara amended the remaining 14,587 warrants as part of the February closings. On May 14, 2015, Alara exercised the remaining 14,587 warrants by acquiring 7,216 of shares of the Company’s common stock through a cashless net share settlement. The Company recorded the issuance of the new Warrants using their estimated fair value on the date of issuance. The Company estimated the fair value of the new Warrants using the Black-Scholes option valuation model with the following assumptions: expected term of 5 years, a risk-free interest rate of 1.54%, expected volatility of 90% and 0% expected dividend yield. The resulting $1.2 million from the issuance of the new Warrants was recorded as a charge to other expense in the fiscal year ended March 28, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Giga-tronics Incorporated

San Ramon, California

We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated (the “Company”) as of March 26, 2016 and March 28, 2015 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Giga-tronics Incorporated as of March 26, 2016 and March 28, 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $4.1 million for the year ended March 26, 2016, had an accumulated deficit of $24.0 million as of March 26, 2016, has experienced delays in the development of features, orders and shipments of its new product line, and has relied on its line of credit to fund operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

San Francisco, California

June 7, 2016

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 26, 2016.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 26, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 Internal Control-Integrated Framework. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of March 26, 2016, the Company’s internal control over financial reporting was effective based on the criteria described in the 1992 “COSO Internal Control – Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 26, 2016, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter ended March 26, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set for the under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2016 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2016.

ITEM 13. CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the Proxy Statement under the section captioned “Appointment of Independent Registered Accounting Firm” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 26, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of Giga-tronics Incorporated and the related independent registered public accounting firm are filed herewith:

1.

Financial Statements. See Index to Financial Statements on page 23. The financial statements and Report of Independent Registered Public Accounting Firm are included in Item 8 are filed as part of this report.

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

/s/ GARRETT A. GARRETTSON	Chairman of the Board	June 7, 2016
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	June 7, 2016
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ STEVEN D. LANCE	Vice President of Finance/	June 7, 2016
Steven D. Lance	Chief Financial Officer & Secretary	Date
(Principal Financial Officer)

/s/ GORDON L. ALMQUIST	Director	June 7, 2016
Gordon L. Almquist		Date

/s/ JAMES A. COLE	Director	June 7, 2016
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	June 7, 2016
Kenneth A. Harvey		Date

/s/ LUTZ P. HENCKELS	Director	June 7, 2016
Lutz P. Henckels		Date

/s/ WILLIAM J. THOMPSON	Director	June 7, 2016
William J. Thompson		Date

The following exhibits are filed by reference or herewith as a part of this report:

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

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

10.20	Severance Agreement between the Company and John R. Regazzi dated June 3, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010. *

10.21	Severance Agreement between the Company and Michael R. Penta dated July 16, 2012, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on June 9, 2015.*

10.22	Severance Agreement between the Company and Steven D. Lance dated June 1, 2015, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on June 9, 2015.*

10.23	Asset Purchase Agreement between the Company and Spanawave Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2016.

10.24

Form of Securities Purchase Agreement dated January 19, 2016, between the Company and individual investors, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333-210157) filed on March 14, 2016.

10.25

Form of Warrant Agreement dated January 29, 2016, between the Company and individual investors, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (File No. 333-210157) filed on March 14, 2016.

10.26	Form of Rights Agreement dated January 29, 2016, between the Company and individual investors

21     Significant Subsidiaries.

23     Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 The following materials from the Company’s Annual Report on Form 10K for the year ended March 26, 2016, formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished but not filed).

*     Management contract or compensatory plan or arrangement.