Form 10-K/A
period 2016-03-26
GIGA TRONICS INC
filed 2016-07-21
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Annual Report on Form 10-K for the fiscal year ended March 26, 2016, which Giga-tronics, Inc. (the "Company") previously filed with the Securities and Exchange Commission ("SEC") on June 7, 2016. We are filing this amendment to include the information required in Part III, Items 10 through 14, that was previously omitted from the Form 10-K.Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the original filing on Form 10-K and the Company's other filings with the SEC.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of Giga-tronics. For the fiscal year ended March 26, 2016, the names of our executive officers, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

Name	Age	Position
John R. Regazzi	61	Chief Executive Officer and Director
Steven D. Lance	51	Vice President of Finance, Chief Financial Officer and Secretary
Jeffrey T. Lum	70	Chief Technology Officer (1)
Mark A. Elo	48	Vice President of Marketing (2)
Michael R. Penta	52	Vice President of Sales

(1) Resigned effective July 1, 2016.

(2) Resigned effective April 29, 2016.

John R. Regazzi, age 61, has served as the Chief Executive Officer and a member of the Board of Giga-tronics since 2006. Prior to that, Mr. Regazzi held the following positions within Giga-tronics Instrument Division: President and General Manager, Vice President of Operations, and Vice President of Engineering. Prior to Giga-tronics Mr. Regazzi was with Hewlett Packard and Keysight for 22 years in various design and management positions associated with their microwave sweeper and synthesizer product lines. Mr. Regazzi holds a Bachelor of Science in Electrical Engineering from Rutgers University and a Master of Science in Electrical Engineering from Lehigh University.

Mr. Regazzi’s current role as Chief Executive Officer, his RF and Microwave expertise, and his depth of experience in engineering and manufacturing management also qualifies him to serve as a director of Giga-tronics Incorporated.

Steven D. Lance, age 51, has served as Vice President of Finance, Chief Financial Officer and Secretary of Giga-tronics since 2013. He has 27 years of financial experience with technology companies. Prior to Giga-tronics, Mr. Lance was the Vice President of Finance at Taulia Inc. from 2011 to 2013 and Vice President of Finance and Administration at SugarCRM Inc. from 2006 to 2011, both SaaS software companies. Mr. Lance was Corporate Controller at Entrisphere from 2005 to 2006, a telecommunications equipment manufacturer. From 2000 to 2005 Mr. Lance was the Vice President and Corporate Controller at SumTotal Systems (formerly Docent Inc.), a publicly traded software company. Prior to 2000, Mr. Lance held Financial Management positions with the publicly traded companies ADAC Laboratories Inc., Phoenix Technologies and KLA-Tencor. Mr. Lance is a Certified Public Accountant (inactive) in the State of California, and holds a Bachelor of Sciences in Business Accounting from San Jose State University.

Jeffrey T. Lum, age 70, served as the Chief Technology Officer of Giga-tronics from April 2007 through July 2016. Mr. Lum was a founder and President of ASCOR, which was purchased by Giga-tronics. Mr. Lum was a founder and Vice President of Autek Systems Corporation, a manufacturer of precision waveform analyzers. Mr. Lum holds a Bachelor of Sciences in Electrical Engineering from San Jose State University.

Mark A. Elo, age 48, served as Vice President of Marketing of Giga-tronics from September 2011 through April 2016. From 2009 to 2011, Mr. Elo was an Engineering Director for Agilent Technologies. Mr. Elo served as an Engineering Director at Keithley Instruments from 2007 to 2009, concluding with a sale and integration of the RF Instrumentation business to Agilent Technologies. From 2004 to 2007 Mr. Elo was the Business Development Director managing Keithey’s entrance into the RF Test market. Prior to 2004, Mr. Elo held Engineering Management and Marketing Management positions with Agilent Technologies focusing on RF and Microwave Test Equipment. Originally a British citizen, he was educated in England and holds an Honors Degree in Electrical Engineering from the University of Salford, England and an MBA from Herriot Watt University in Scotland.

Michael R. Penta, age 52, has served as the Vice President of Sales of Giga-tronics since July 2012. From 2010 to 2012, Mr. Penta held the position of Director of Business Development at Tektronix, a Danaher Corporation. From 2004 to 2010, Mr. Penta served as Vice President of Sales at SyntheSys Research, concluding with the sale and integration of the company to Tektronix. From 1999 to 2004, Mr. Penta served as Vice President of Sales at Escend Technologies. Prior to 1999, Mr. Penta held Sales Management positions with LeCroy Corporations and Nicolet Instruments. Mr. Penta holds a Bachelor of Science in Mechanical Engineering from Northeastern University.

Our Directors

The Board consists of seven directors. The names of our directors, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

			Director
Name	Age	Positions and Offices Held with Company	Since
Garrett A. Garrettson	73	Director, Chairman of the Board	2006
John R. Regazzi	61	Chief Executive Officer and Director	2006
Gordon L. Almquist	66	Director	2012
James A. Cole	73	Director	1994
Kenneth A. Harvey	52	Director	2002
Lutz P. Henckels	75	Director	2011
William J. Thompson	51	Director	2011

Set forth below is a brief biographical description of each of our directors, including their business experience, director positions held currently or at any time during the last five years, involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the nominating and corporate governance committee and our Board to determine that each nominee should serve as one of our directors.

Garrett A. Garrettson, age 73, has served as a member of our Board since 2006.  Dr. Garrettson is currently the President of G. Garrettson Consulting LLC, providing management consulting to public and private companies.  Dr. Garrettson has over 20 years’ experience serving as President and Chief Executive Officer of the private and public technology companies Fresco Technologies, Clairvoyante Laboratories, Spectrian Corporation, and Censtor Corp.  Dr. Garrettson also held senior management positions at Seagate Technology and Control Data. He began his career as a Director at HP Laboratories after being an Assistant Professor of Physics, Naval Postgraduate School. Dr. Garrettson was educated at Stanford in Engineering Physics, receiving his PhD in Nuclear Engineering. Dr. Garrettson has been a director of over 17 public and private companies.

Dr. Garrettson’s extensive knowledge and experience as a Chief Executive Officer of numerous technology companies qualifies him to serve as a director of Giga-tronics Incorporated.

Member: Nominating and Governance Committee, and Compensation Committee

John R. Regazzi, age 61, biography is set forth under the heading “Our Executive Officers.”

Gordon L. Almquist, age 66, has served as a member of our Board since 2012. Mr. Almquist has more than 30 years of experience in senior financial management roles at public and private technology companies.  From August 2009 to June 2016, Mr. Almquist served as Vice President and Chief Financial Officer of Keyssa, Inc. (formerly known as WaveConnex, Inc.), a semiconductor technology company headquartered in Campbell, CA. Prior to Keyssa, he held similar positions at Strix Systems, where he was also a Co-founder, and publicly-traded companies including Vertel Corporation and 3D Systems Corporation. Mr. Almquist also served on the board of directors for CAP Wireless (acquired by TriQuint Semiconductor). Mr. Almquist is a certified public accountant (inactive) in the State of California and holds a bachelor's degree in business administration (accounting) from California State University, Northridge.

Mr. Almquist’s expertise and knowledge of financial and audit matters and public company experience qualifies him to serve as a director of Giga-tronics Incorporated.

Member: Audit Committee, and Compensation Committee

James A. Cole, age 73, has served as a member of our Board since 1994. Mr. Cole is General Partner of Windward Ventures and Spectra, and a former Partner at New Enterprise Associates. Mr. Cole was a Founder and Executive Vice President of the publicly traded company Amplica Inc. (acquired by Comsat). Mr. Cole served as a director of Syntricity, Inc., CAP Wireless (acquired by TriQuint Semiconductor) and serves as a director of WhoKnows.com.

Mr. Cole’s skills in business and financial matters, and his experience as a director of public companies, qualifies him to serve as a director of Giga-tronics Incorporated.

Member: Audit Committee, and Compensation Committee

Kenneth A. Harvey, age 52, has served as a member of our Board since 2002. Mr. Harvey was appointed CEO of Nexaware Technologies in 2015; he is also the President of Peak Consulting Group. Mr. Harvey was also the Chief Executive Officer of Advanced Wireless & Telecom, and Modulation Instruments, where he was also a Co-founder. Mr. Harvey also served as Vice President and General Manager of Credence Systems Corporation. Mr. Harvey holds a Bachelor of Science in Electrical Engineering from The University of Akron and a Masters of Business Administration from Santa Clara University.

Mr. Harvey’s extensive knowledge and experience as a Chief Executive Officer of numerous technology companies qualifies him to serve as a director of Giga-tronics Incorporated.

Member: Nominating and Governance Committee, and Audit Committee

Lutz P. Henckels, age 75, has served as a member of our Board since 2011. Dr. Henckels is currently the Chief Executive Officer and Chairman of the Board of HiQ Solar, and a Venture Partner with Alara Capital Partners, formerly Guggenheim Venture Partners. Dr. Henckels has over 20 years’ experience serving as Chief Executive Officer of the private and public technology companies SyntheSys Research (acquired by Tektronix/Danaher), LeCroy Corporation, and HHB Systems. Dr. Henckels is the recipient of the first John Fluke Sr. Memorial Award, along with David Packard, Joe Keithley, and Alex D’Arbeloff. The John Fluke Sr. Memorial Award was established in 1986 to honor executives who have led their companies with innovative engineering or business management. Dr. Henckels holds a Bachelor of Science and Master of Science in Electrical Engineering and PhD in Computer Science from the Massachusetts Institute of Technology. He graduated Eta Kappa Nu and Tau Beta Pi, and is also a graduate of the ONP program of Harvard Business School. Dr. Henckels has been a director of multiple publicly traded companies, including Ikos, Inframetrics, and LeCroy.

Dr. Henckels provides valuable insight and perspective on strategic and business matters. Dr. Henckels’ knowledge and experience in the technology industry qualifies him to serve as a director of Giga-tronics Incorporated.

Member: Compensation Committee, and Nominating and Governance Committee

William J. Thompson, age 51, has served as a member of our Board since 2011. Dr. Thompson is a Managing Member of Alara Capital AVI II and is Director of Research for Jacobi Capital Management.  Dr. Thompson co-founded Circadiant Systems (acquired by JDS Uniphase Corporation), a venture capital backed test and measurement company that designed and manufactured instrumentation for optical communication.   Dr. Thompson also served as a Member of Technical Staff at Lucent Technologies where he designed analog RF optoelectronic components for high speed optical communication, and as a researcher with the University of Maryland. Dr. Thompson graduated summa cum laude with a Bachelor of Science in Physics from University of North Carolina at Charlotte and holds a Ph.D. in Physics from Stony Brook University. He graduated as a Palmer Scholar with an MBA in Finance from the Wharton School.

Dr. Thompson’s extensive knowledge and experience with RF and the test and measurement industry, and his valuable insight and knowledge in financial matters qualifies him to serve as a director of Giga-tronics Incorporated.

Member: Nominating and Governance Committee, and Audit Committee

INFORMATION ABOUT THE BOARD

AND COMMITTEES OF THE BOARD

Meetings

There were 19 meetings of the Board during the last fiscal year. During the fiscal year, each director attended 75% or more of the aggregate number of meetings of the Board and meetings of Board committees of which the director was a member. Directors are expected to attend the Annual Meeting except for good cause, and all but one of the directors attended the Annual Meeting in 2015.

Committees

The Giga-tronics Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

Audit Committee: During fiscal 2016, the Audit Committee consisted of directors Gordon L. Almquist (Chairman), James A. Cole, Kenneth A. Harvey and William J. Thompson, all of whom were independent under the director independence standards of NASDAQ. The Audit Committee serves to monitor the effectiveness of the independent audit, as well as the Company's accounting, financial controls and financial reports. The Audit Committee must pre-approve all non-audit services provided by the Independent Registered Public Accounting Firm. The Audit Committee held four meetings during the past fiscal year. For fiscal 2016 the board has determined that Gordon L. Almquist as the financial expert had:

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

Therefore, the Board determined that Mr. Almquist is the Audit Committee’s financial expert for purposes of NASDAQ rules and requirements of the Sarbanes-Oxley Act of 2002.

The charter of the Audit Committee is available on the Company’s website at http://investor.gigatronics.com/governance.cfm.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee of the Board of Directors is responsible for providing independent, objective oversight of Giga-tronics’ accounting functions and internal controls. The Audit Committee operates under a written charter approved by the Board of Directors that is available on the Investor Relations section our website at http://investor.gigatronics.com/governance.cfm.

Management is responsible for the Company’s internal controls and financial reporting process. The Independent Registered Public Accounting Firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) and issuing a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

In connection with these responsibilities, the Audit Committee has reviewed and discussed with management and the independent auditors the consolidated financial statements included in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 26, 2016. The Audit Committee also discussed, with the Independent Registered Public Accounting Firm, the matters required to be discussed by Auditing Standards No. 16, “Communication with Audit Committees” issued by the Public Company Accounting Oversight Board (PCAOB). The Audit Committee also received written disclosures and the letter from the Independent Registered Public Accounting Firm pursuant to the applicable requirements of the PCAOB regarding the independent auditors’ communications with the Audit Committee concerning independence and the Audit Committee discussed with the auditors their independence. .

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 26, 2016 for filing with the Securities and Exchange Commission. The Audit Committee approved the engagement of Crowe Horwath LLP as the Company’s auditors for the fiscal year ended 2016.

Respectfully submitted,

AUDIT COMMITTEE

Gordon L. Almquist, Chairman

James A. Cole

Kenneth A. Harvey

William J. Thompson

Compensation Committee: During fiscal year 2016, the Compensation Committee consisted of directors Lutz P. Henckels (Chairman), Gordon L. Almquist, James A. Cole, and Garrett A. Garrettson, all of whom were independent under the director independence standards of NASDAQ. The Compensation Committee formulates recommendations to the Board regarding levels of compensation for management. In addition, in order to recognize the expected future contributions of key employees and provide an additional incentive for them to remain with Giga-tronics over the long-term, the Compensation Committee awards options to purchase shares of our common stock and other forms of equity awards. The Compensation Committee reviews and approves all stock options and executive compensation.

The Compensation Committee did not engage any compensation consultants in determining or recommending executive officer compensation for fiscal 2016.

The Compensation Committee charter is available on the Company’s website at http://investor.gigatronics.com/governance.cfm.

Compensation Committee Interlocks and Insider Participation

No executive officer of Giga-tronics serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Giga-tronics Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

General Compensation Policy

Giga-tronics’ executive compensation philosophy rests on two fundamental principles. First, the program is intended to provide fully competitive levels of compensation - at expected levels of performance - in order to attract, motivate and retain talented executives. Second, the program is intended to create an alignment of interest between Giga-tronics’ executives and its shareholders such that a significant portion of each executive’s compensation is linked directly to the creation of shareholder value.

The executive compensation program is intended to place heavy emphasis on variable pay, which is pay that varies with performance, and less focus on a fixed base salary. The incentive pay programs are intended to reward performance that is directly relevant to the Company’s short term and long term success. The three primary components of the program include base salary, annual incentive, which is a performance-based bonus, and long-term incentives such as stock options.

Factors

The process involved and the factors considered in the executive compensation determination for fiscal year 2015 are summarized below. It is expected that this process will remain the same in fiscal year 2016. However, the Compensation Committee may, at its discretion, apply a different set of factors in setting executive compensation in the future in order to further enhance the basic concept of “pay-for-performance”.

Base Salary

Base salaries are based primarily on individual performance, and each individual’s role within Giga-tronics. Employees with higher levels of sustained performance over time and/or those assuming greater responsibilities will be paid correspondingly higher salaries.

On the basis of its knowledge of the industry, and after reviewing published compensation surveys, this Committee believes that the base salary levels in effect for Giga-tronics’ executive officers after giving effect to recent increases are competitive with comparable companies within and outside its industry with which Giga-tronics competes for executive talent. However, the Compensation Committee did not engage an independent third party to confirm the specific percentiles at which the base salary levels in effect for Giga-tronics’ executive officers stood in relation to other comparable companies in its industry.

Salaries are reviewed annually based on individual performance, overall financial results and the general level of increases in the marketplace. Salary increases are granted within a pay-for-performance framework.

Annual Performance (Non-Stock) Based Incentive Compensation

Giga-tronics’ annual incentive bonus plan is intended to:

●	reward key employees based upon company and individual performance;
●	motivate; and
●	provide competitive cash compensation opportunities.

Incentive awards are paid annually in cash based upon achievement of individual performance objectives for the most recently completed fiscal year.

Other than sales incentive bonuses, there were no bonus payments earned in fiscal year 2016.

Long-Term (Stock Based) Incentive Compensation

Giga-tronics has always believed that stock ownership or stock option participation is the most effective way of aligning its management and shareholder interests. Options are generally issued with an exercise price at 100% of market value, for ten year terms, exercisable for 20% of the total grant per year after the first year. The right to exercise options granted from the Giga-tronics Incorporated 2005 Stock Option Plan (the “2005 Plan”), unless otherwise specified in the option grant, expires 90 days after termination of employment, and in case of death an optionee’s estate would have twelve months to exercise. No option or stock appreciation right shall be exercised after its expiration date in accordance with its terms.

CEO Compensation

The CEO compensation is based on the same considerations as any other senior executive. Other compensation factors, including salary increases, incentive bonus and option participation are performance-based.

In fiscal year 2016 the Compensation Committee established a $250,000 annual base salary for the CEO.

Deduction Limit for Executive Compensation

Effective January 1, 1994, Section 162(m) of the Internal Revenue Code limits federal income tax deductions for compensation paid to the chief executive officer and the four other most highly compensated officers of a public company to $1 million per individual per year, but contains an exception for performance-based compensation that satisfies certain conditions.

The 2005 Plan restricts the maximum number of shares of common stock for which any one participant may be granted stock options and awards, and the stockholders approved this plan. As a result, stock options granted to Giga-tronics’ executive officers with an exercise price not less than the fair market value of the underlying shares on the grant date will generally qualify as performance-based compensation which is not subject to the $1 million limitation.

BY THE COMPENSATION COMMITTEE:

Lutz P. Henckels, Chairman

Gordon L. Almquist

James A. Cole

Garrett A. Garrettson

Nominating and Governance Committee: During fiscal 2016 the Nominating and Governance Committee (“NG Committee”) is comprised of directors William J. Thompson (Chairman), Garrett A. Garrettson, Kenneth A. Harvey, and Lutz P. Henckels, all of whom are independent under the director independence standards of NASDAQ. The purpose of the NG Committee is to recommend persons for membership on the Board, to establish criteria and procedures for the selection of new directors, and to evaluate and recommend to our Board any revisions to our corporate governance guidelines.

The NG Committee has no formal process for identifying and evaluating candidates. Existing directors identify suitable candidates as the need arises. The Board’s policy is to consider any director candidate nominated or recommended by a shareholder in the same manner that it would consider a candidate nominated by the Board or NG Committee. In the past year, the Company did not receive any recommendations for director candidates from any shareholders. Shareholder recommendations should be submitted in writing to the Company by mail at its main office at least 120 days in advance of the anniversary date of the mailing of notice of the previous year’s annual meeting and should include sufficient biographical information (including all information that would be required to be disclosed in a proxy statement for a shareholder meeting at which directors are to be elected) for the committee to make an initial evaluation of the candidate’s qualifications. The Company has never engaged or paid a fee to a third party search firm in connection with the nomination of a candidate for director.

The NG Committee considers the following criteria in proposing nominations for director to the full Board: independence; high personal and professional ethics and integrity; ability to devote sufficient time to fulfilling duties as a director; impact on diversity of the Board, including skills and other factors relevant to the Company’s business; overall experience in business, education, and other factors relevant to the Company’s business. At a minimum, the NG Committee must be satisfied that each nominee, both those recommended by the NG Committee and any recommended by shareholders, meets the following minimum qualifications:

●	The nominee should have a reputation for integrity and honesty.
●	The nominee should have demonstrated business experience and the ability to exercise sound judgment.
●	The nominee should have an understanding of the Company and its industry.
●	The nominee should have the ability and willingness to act in the interests of the Company and its shareholders.
●	The nominee should not have a conflict of interest that would impair the nominee’s ability to fulfill the responsibilities of a director.

The NG Committee has adopted a Code of Ethics applicable to all directors, officers and employees. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics upon written request mailed to the Company at its main office, to the attention of the Corporate Secretary. The NG Committee has no formal policy on the consideration to be given to diversity in the nomination process, other than to seek candidates who have skills and experience that are appropriate to the position and complementary to those of the other board members or candidates.

The Nominating Committee charter is available on the Company’s website at http://investor.gigatronics.com/governance.cfm.

Board Leadership Structure

The positions of Chairman of the Board and Chief Executive Officer are currently held by different persons. The Board believes that having a separate chairman will help enable the board to maintain an independent perspective on the activities of the Company and executive management. Periodically, the Board assesses the roles and the Board leadership structure to ensure the interests of the Company and the shareholders are best served.

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

Communications with Directors

The Company does not have a formal process for shareholders to send communications to the Board or to specific individual directors. Shareholders may send communications to the full board or to individual directors at the Company’s main office at 4650 Norris Canyon Road, San Ramon, California 94583. Communications will be forwarded unopened to the director to whom it is addressed or to the Chairman of the Board if addressed to the Board. The Board believes that this informal process is adequate to ensure that shareholder communications are received by the intended recipients.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and holders of more than 10% of Giga-tronics’ common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish Giga-tronics with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by Giga-tronics, or written representations from certain reporting persons, we believe that during the fiscal year ended March 26, 2016, the Company’s officers, directors and greater than 10% shareholders complied with all applicable filing requirements.

CODE OF ETHICS

The NG Committee has adopted a Code of Ethics applicable to all directors, officers and employees. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics upon written request mailed to the Company at its main office, to the attention of the Corporate Secretary. The NG Committee has no formal policy on the consideration to be given to diversity in the nomination process, other than to seek candidates who have skills and experience that are appropriate to the position and complementary to those of the other board members or candidates.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

The following table provides information concerning compensation paid or accrued by the Company, to or on behalf of Giga-tronics’ chief executive officer and the other executive officers during the last fiscal year ended March 26, 2016, and for the fiscal year ended March 28, 2015:

Summary Compensation Table
Name and	Fiscal		Bonus	Option Awards	All Other Compensation
Position	Year	Salary ($)	($)	(1)($)	(2)($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)
John R. Regazzi	2016	$254,615	—	$—	$1,900	$256,515
Chief Executive Officer	2015	$225,000	—	$—	$1,817	$226,817
Steven D. Lance	2016	$224,654	—	$—	$2,247	$226,901
Vice President Finance,	2015	$180,000	—	$128,948	$1,800	$310,748
Chief Financial Officer & Secretary
Jeffrey T. Lum (3)	2016	$164,846	—	$—	$1,206	$166,052
Chief Technical Officer	2015	$145,000	—	$—	$1,227	$146,227
Mark A. Elo (4)	2016	$199,692	—	$—	$1,997	$201,689
Vice President, Marketing	2015	$160,000	—	$128,948	$1,600	$290,548
Michael R. Penta	2016	$199,654	$77,611	$—	$11,374	$288,369
Vice President, Sales	2015	$154,858	$50,610	$—	$11,149	$216,617

(1)

Stock options granted under the 2005 Plan. The value for Stock Option Awards in the table above represents grant date fair value of Stock Option Awards for fiscal year 2016 and 2015. For Option Awards, the dollar amount for each individual varies depending on the number of options granted, the fair value of such options, and the vesting terms of such options. See Note 1 of the audited consolidated financial statements for the fiscal year ended March 26, 2016 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under ASC 718.

(2)	Includes contributions made by Giga-tronics to its 401(k) Plan which match in part the pre-tax elective deferral contributions included under Salary made to the 401(k) plan by the executive officers.
(3)	Officer through July 1, 2016.
(4)	Officer through April 29, 2016.

Stock Options

The following table sets forth information about stock options held by the named executive officers outstanding at the end of fiscal year 2016. All option exercise prices were based on market price on the date of grant.

Outstanding Equity Awards at Fiscal Year-End
Name	Shares subject to Unexercised Options (#) Exercisable	Shares subject to Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Expiration Date
(a)	(b)	(c)	(e)	(f) (1)
John R. Regazzi	80,000	20,000	$1.64	12/15/2021
	59,750	40,000	$1.42	8/22/2022
	60,000	40,000	$1.65	3/13/2023
Steven D. Lance	32,000	48,000	$1.25	7/24/2023
	8,000	12,000	$1.25	7/24/2023
	13,100	52,400	$2.08	8/1/2024
	1,900	7,600	$2.08	8/1/2024
Jeffrey T. Lum	12,000	3,000	$1.64	12/15/2021
	6,000	4,000	$1.42	8/22/2022
Mark A. Elo	30,000	20,000	$1.01	6/20/2022
	20,000	5,000	$1.47	8/29/2021
	9,800	39,200	$2.08	8/1/2024
	5,200	20,800	$2.08	8/1/2024
Michael R. Penta	60,000	40,000	$1.18	7/16/2022
	100,000	—	$1.18	7/16/2022

(1) Column (f) shows the contractually scheduled expiration date. In case of the termination of employment of Messrs. Lum and Elo, their respective exercise periods will expire 90 days after termination of employment rather than on the original contractually scheduled expiration dates.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Change-In-Control Arrangements

All outstanding options may accelerate and become exercisable for fully vested shares of common stock upon a change in control of Giga-tronics, whether effected through merger, sale of substantially all of Giga-tronics’ assets, the successful completion of a hostile tender offer for 30% or more of Giga-tronics’ outstanding common stock, or a change in the majority of the Board as a result of one or more contested elections for Board membership.

In order to reinforce and encourage the continued attention and dedication of certain key members of management, we have entered into several change in control agreements and severance agreements with certain executive officers. We entered into change in control agreements with Messrs Regazzi, Lance, Penta, Elo and Lum.  Under the Company’s termination of employment and change of control agreements, officers are entitled to receive the following benefits: severance pay, payment of coverage premiums for health, dental, and vision benefits for and executive officers and their covered dependents, if any, pursuant to COBRA and accelerated vesting of any unvested restricted stock awards or options to purchase our common stock as of the date of termination.

Under Mr. Regazzi’s agreement, he receives such salary and benefits for 15 months for a change of control and 12 months for an involuntary termination other than for cause; both Mr. Lance and Mr. Penta will each receive such salary and benefits for 12 months for a change of control and 9 months for an involuntary termination other than for cause; Mr. Lum received such salary and benefits for 6 months under his agreement after his July 1, 2016 termination date and Mr. Elo’s agreement was cancelled upon his termination in April 2016 .

 COMPENSATION OF DIRECTORS

The following table summarizes compensation paid to directors (other than Mr. Regazzi, whose compensation in all capacities is included in the Executive Compensation Table that follows) in fiscal year 2016.

Name	Fees Earned or Cash Paid ($)	Option Awards (1) ($)	Restricted Stock Awards (2) ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation (3) ($)	Total ($)
(a)	(b)	(d)	(e)	(f)	(g)	(h)
Gordon L. Almquist	--	$10,710	$86,000	--	--	$96,710
James A. Cole	--	$8,415	$66,000	--	--	$74,415
Garrett A. Garrettson	--	$12,240	$99,000	--	$118,750	$229,990
Kenneth A. Harvey	--	$8,415	$66,000	--	--	$74,415
Lutz P. Henckels	--	$8,415	$66,000	--	--	$74,415
William J. Thompson	--	$8,415	$66,000	--	--	$74,415

(1)

The value for stock option awards in the table above represents grant date fair value of stock option awards. For option awards, the dollar amount for each individual varies depending on the number of options granted, the fair value of such options, and the vesting terms of such options. See Note 1 of the audited consolidated financial statements for the fiscal year ended March 26, 2016 for information on the assumptions used to calculate the grant date fair value of option awards and the expense recognized under ASC 718. At March 26, 2016, Mr. Garrettson held options to purchase 63,000 shares of common stock, Mr. Cole, Mr. Harvey, Mr. Henckels and Mr. Thompson held options to purchase 44,000 shares of common stock each, while Mr. Almquist held options to purchase 47,500 shares of common stock.

(2)	Restricted shares were granted in lieu of cash compensation for fiscal year 2016 with the weighted average grant date fair value of $1.84 per share.
(3)	Consulting Fees.

Giga-tronics has entered into indemnification agreements with all of its officers and directors.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 26, 2016.

Equity Compensation Plan Information
	No. of securities to be issued upon exercise of outstanding options, stock awards, warrants and rights (1)	Weighted average exercise price of outstanding options, stock awards, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,592,200	$1.52	955,427
Equity compensation plans not approved by security holders-options	—	—	n/a
Total	1,592,200	$1.52	955,427

(1)

Excludes warrants issued to purchasers of units consisting of stock and warrants in private placements, to a placement agent for services in connection with the private placement and to lenders in connection with debt financing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table includes information as of March 26, 2016, concerning the beneficial ownership of Giga-tronics’ common stock for: each person known by Giga-tronics to own beneficially more than 5% of Giga-tronics’ outstanding common stock and common stock equivalents; each director and nominee; each executive officer named in the Summary Compensation Table above; and all directors and executive officers of Giga-tronics as a group:

Stock Ownership of Certain Beneficial Owners
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Total Outstanding Common Stock
Gordon L. Almquist	107,700	(1)	1.13%
4650 Norris Canyon Road
San Ramon, California 94583
James A. Cole	199,594	(2)	2.08%
4650 Norris Canyon Road
San Ramon, California 94583
Garrett A. Garrettson	130,870	(3)	1.37%
4650 Norris Canyon Road
San Ramon, California 94583
Mark A. Elo	—	(4)	—%
4650 Norris Canyon Road
San Ramon, California 94583
Kenneth A. Harvey	116,554	(5)	1.22%
4650 Norris Canyon Road
San Ramon, California 94583
Lutz P. Henckels	4,004,260	(6)	31.98%
1045 First Avenue
King of Prussia, PA 19406
Steven D. Lance	55,000	(7)	0.57%
4650 Norris Canyon Road
San Ramon, California 94583
Jeffrey T. Lum	31,364	(8)	0.33%
4650 Norris Canyon Road
San Ramon, California 94583
Michael R. Penta	189,000	(9)	1.95%
4650 Norris Canyon Road
San Ramon, California 94583
John R. Regazzi	407,700	(10)	4.16%
4650 Norris Canyon Road
San Ramon, California 94583
William J. Thompson	4,074,076	(11)	32.54%
1045 First Avenue
King of Prussia, PA 19406
All executive officers and directors as a group	1,403,206	(12)	13.76%
(12 persons, including those above)
Alara Capital AVI II, LC	3,956,456	(13)	31.66%
1045 First Avenue
King of Prussia, PA 19406
Thomas Leonard	1,407,000	(14)	13.86%
1617 John F. Kennedy Blvd 19th Floor
Philadelphia, PA 19103

(1)	Includes 22,700 shares issuable under options exercisable within 60 days of March 26, 2016.
(2)	Includes 25,000 shares issuable under options exercisable within 60 days of March 26, 2016.
(3)	Includes 35,400 shares issuable under options exercisable within 60 days of March 26, 2016.
(4)	Includes 0 shares issuable under options exercisable within 60 days of March 26, 2016.
(5)	Includes 25,000 shares issuable under options exercisable within 60 days of March 26, 2016.
(6)	Includes 25,000 shares issuable under options exercisable within 60 days of March 26, 2016.

Also includes 3,956,456 shares beneficially owned by Alara Capital AVI II, LLC with respect to which Mr. Henckels shares voting and dispositive power as a managing member of Alara Capital AVI II, LLC as set forth in the following table and the accompanying footnote.

(7)	Includes 55,000 shares issuable under options exercisable within 60 days of March 26, 2016.
(8)	Includes 18,000 shares issuable under options exercisable within 60 days of March 26, 2016.
(9)	Includes 160,000 shares issuable under options exercisable within 60 days of March 26, 2016.
(10)	Includes 200,000 shares issuable under options exercisable within 60 days of March 26, 2016; also includes warrants exercisable for 60,300 common shares.
(11)	Includes 25,000 shares issuable under options exercisable within 60 days of March 26, 2016.

Also includes 3,956,456 shares beneficially owned by Alara Capital AVI II, LLC with respect to which Mr. Thompson shares voting and dispositive power as a managing member of Alara Capital AVI II, LLC as set forth in the following table and the accompanying footnote.

(12)	Includes 651,400 shares issuable under options exercisable within 60 days of March 26, 2016.
Excludes 3,956,456 shares beneficially owned by Alara Capital AVI II, LLC as set forth in the table and accompanying footnote.
(13)	Includes 1,010,034 common shares, preferred shares convertible to 1,853,351 common shares and warrants exercisable for 1,093,071 common shares, totaling 3,956,456 beneficially owned shares.
(14)	Includes 804,000 common shares and warrants exercisable for 603,000 common shares, totaling 1,407,000 beneficially owned shares.

ITEM 13. CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Any transaction or arrangement involving an amount exceeding $120,000 and in which a director, executive officer or immediate family member of either has or will have a direct or indirect material financial interest must be approved by a majority of the disinterested members of the Board.

The Board has determined that Messrs. Almquist, Cole, Garrettson, Harvey, Henckels, and Thompson, representing a majority of the Board, are independent under the independence standards of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees billed for professional services rendered by Crowe Horwath LLP in fiscal year 2016 and in fiscal year 2015 in the following categories:

	2016	2015
Audit fees (1)	$204,500	$170,500
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

(1)

Audit fees consist of fees for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of consolidated financial statements included in the Company’s quarterly reports (on Form10-Q) and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

/s/ JOHN R. REGAZZI
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act, this annual report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRETT A. GARRETTSON	Chairman of the Board	July 21, 2016
Garrett A. Garrettson	of Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer	July 21, 2016
John R. Regazzi	(Principal Executive Officer)	Date
and Director

/s/ STEVEN D. LANCE	Vice President of Finance/	July 21, 2016
Steven D. Lance	Chief Financial Officer & Secretary	Date
(Principal Financial Officer)

/s/ GORDON L. ALMQUIST	Director	July 21, 2016
Gordon L. Almquist		Date

/s/ JAMES A. COLE	Director	July 21, 2016
James A. Cole		Date

/s/ KENNETH A. HARVEY	Director	July 21, 2016
Kenneth A. Harvey		Date

/s/ LUTZ P. HENCKELS	Director	July 21, 2016
Lutz P. Henckels		Date

/s/ WILLIAM J. THOMPSON	Director	July 21, 2016
William J. Thompson		Date