Form 10-Q
period 2016-06-25
GIGA TRONICS INC
filed 2016-08-09
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 25, 2016

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [    ]     No [ X ]

There were a total of 9,549,703 shares of the Registrant’s Common Stock outstanding as of July 31, 2016.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 25, 2016 and March 26, 2016	4

	Unaudited Condensed Consolidated Statements of Operations, Three Months Ended June 25, 2016 and June 27, 2015	5

	Unaudited Condensed Consolidated Statements of Cash Flows, Three Months Ended June 25, 2016 and June 27, 2015	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other information	23
Item 6.	Exhibits	23

SIGNATURES		24

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) risks related to customers’ credit worthiness/profiles; (4) changes in the Company’s credit profile and its ability to borrow; (5) a potential decline in demand for certain of the Company’s products; (6) potential product liability claims; (7) the potential loss of key personnel; and (8) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 26, 2016 or further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 25, 2016	March 26, 2016
Assets
Current assets:
Cash and cash-equivalents	$1,796	$1,331
Trade accounts receivable, net of allowance of $45, respectively	1,825	2,129
Inventories, net	6,247	5,694
Prepaid expenses and other current assets	258	318
Total current assets	10,126	9,472
Property and equipment, net	776	837
Other long term assets	8	8
Capitalized software development costs	1,210	876
Total assets	$12,120	$11,193
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$800	$800
Current portion of long term debt, net of discount and issuance costs	254	370
Accounts payable	1,751	1,924
Accrued payroll and benefits	728	647
Deferred revenue	3,905	2,804
Deferred rent	78	110
Capital lease obligations	45	44
Deferred liability related to asset sale	750	375
Other current liabilities	399	621
Total current liabilities	8,710	7,695
Warrant liability, at estimated fair value	307	353
Long term obligations - capital lease	153	165
Total liabilities	9,170	8,213
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value Authorized - 1,000,000 shares; Series A - designated 250,000 shares; no shares at June 25, 2016 and March 26, 2016 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at June 25, 2016 and March 26, 2016 issued and outstanding; (liquidation preference of $3,540 at June 25, 2016 and March 26, 2016)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 9,549,703 shares at June 25, 2016 and March 26, 2016 issued and outstanding	24,176	24,104
Accumulated deficit	(24,137)	(24,035)
Total shareholders' equity	2,950	2,980
Total liabilities and shareholders' equity	$12,120	$11,193

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands except per share data)	June 25, 2016	June 27, 2015
Net sales	$3,442	$4,375
Cost of sales	2,517	2,647
Gross margin	925	1,728

Operating expenses:
Engineering	530	746
Selling, general and administrative	1,305	1,455
Total operating expenses	1,835	2,201

Operating loss	(910)	(473)

Gain on sale of product line	802	—
Gain/(loss) on adjustment of warrant liability to fair value	46	(63)
Interest expense:
Interest expense, net	(29)	(51)
Interest expense from accretion of loan discount	(11)	(42)
Total interest expense, net	(40)	(93)
Loss before income taxes	(102)	(629)
Provision for income taxes	—	—
Net loss	$(102)	$(629)

Loss per common share - basic	$(0.01)	$(0.10)
Loss per common share - diluted	$(0.01)	$(0.10)

Weighted average common shares used in per share calculation:
Basic	9,550	6,251
Diluted	9,550	6,251

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net loss	$(102)	$(629)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	91	74
Share based compensation	72	335
Adjustment of warrant liability to fair value	(46)	63
Capitalized software development costs	(334)	—
Accretion of discounts on debt	11	42
Change in deferred rent	(32)	(28)
Gain on sale of product line	(802)	—
Changes in operating assets and liabilities:
Trade accounts receivable	304	(266)
Inventories	(553)	(424)
Prepaid expenses and other assets	63	41
Accounts payable	(173)	861
Accrued payroll and benefits	81	(102)
Deferred revenue	1,101	(307)
Other current liabilities	(270)	(152)
Net cash used in operating activities	(589)	(492)

Cash flows from investing activities:
Cash received from sale of product lines	1,225	—
Purchases of property and equipment	(30)	(28)
Net cash provided by (used in) investing activities	1,195	(28)

Cash flows from financing activities:
Payments on capital leases	(11)	(27)
Proceeds from line of credit	—	500
Proceeds from exercise of stock options	—	22
Repayments of debt	(130)	(141)
Net cash (used in) provided by financing activities	(141)	354

(Decrease)/Increase in cash and cash-equivalents	465	(166)

Beginning cash and cash-equivalents	1,331	1,170
Ending cash and cash-equivalents	$1,796	$1,004

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$23	$43

Supplementary disclosure of noncash investing and financing activities:
Equipment disposal	$67	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Organization and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 26, 2016.

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

Discontinued Operations The Company reviews its reporting and presentation requirements for discontinued operations in accordance with the guidance provided by ASC 205-20 as it moves to newer technology within the test and measurement market from legacy products to the newly developed Advanced Signal Generator. The disposal of these product line sales represent an evolution of the Company’s Giga-tronics Division to a more sophisticated product offered to the same customer base. The Company has evaluated the sales of product lines (see Note 9, Sale of Product Lines) concluding that each product line does not meet the definition of a “component of an entity” as defined by ASC 205-20.The Company is able to distinguish revenue and gross margin information as disclosed in Note 9, Sale of Product Lines to the accompanying financial statements however, operations and cash flow information is not clearly distinguishable and the company is unable to present meaningful information about results of operations and cash flows from those product lines.

New Accounting Standards In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 addresses implementation issues identified under ASC Topic 606. The amendments in ASU 2016-10 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements in ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU is effective for public business entities with annual reporting periods beginning after 15 December 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this accounting standard update may have on its financial statements.

(2)          Going Concern and Management’s Plan

The Company incurred net losses of $102,000 and $629,000 in the first quarter of fiscal 2017 and fiscal 2016, respectively. These losses have contributed to an accumulated deficit of $24.1 million as of June 25, 2016.

The Company has experienced delays in the development of features, orders, and shipments for the new Advanced Signal Generator (“ASG”). These delays have contributed, in part to a decrease in working capital from $1.8 million at March 26, 2016, to $1.4 million at June 25, 2016. The new ASG product has shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank. The line of credit expires on May 7, 2017. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of June 25, 2016, the line of credit had a balance of $800,000, and additional borrowing capacity of $902,000.

These matters raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these matters, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

On June 20, 2016, the Company entered into an Asset Purchase Agreement with Astronics Test Systems Inc. (Astronics), (see Note 9, Sale of Product Lines). Upon signing, Astronics paid $850,000 for the intellectual property of the product line. Astronics also agreed to purchase approximately $500,000 of related materials inventory from the Company during July and August of 2016. Proceeds from the asset sale will be used for working capital and general corporate purposes.

●

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. The Company expects to deliver the NRE services over the next twelve months.

●

In June 2016, the Giga-tronics Division also received a $3.3 million order from the United States Navy for the Real-Time Threat Emulation Systems (“TEmS”) which the Company also expects to ship in the second half of fiscal 2017. In July 2016, the Giga-tronics Division also received a $542,000 from the United States Navy for the ASG hardware only platform. The Company expects to fulfill the order within the next few months.

●

In April 2016, Microsource received a $4.5 million order for YIG RADAR filters for a fighter jet platform, representing a 50% year increase in the order size when comparing fiscal 2017 to fiscal 2016. We expect to ship this order throughout fiscal 2017.

●

With the proceeds received to date from sales of Giga-tronics Switch, Power Meter, Amplifier, and Signal Generator legacy product lines the Company has been able to reduce its number of employees by approximately 20%, from 71 in November 2015 to 56 on July 31, 2016, while providing additional cash for operations from the proceeds of the sales.

●	Giga-tronics plans to work with Bridge Bank to renew the line of credit prior to its May 7, 2017 expiration.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company expects to start shipping the YIG Production Order in the second quarter of fiscal 2017.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In the first quarter of fiscal 2017, the Company entered into advance payment arrangements totaling $1.2 million. The Company will continue to seek similar terms in future agreements with these customers and other customers.

Management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

Management will also continue to seek additional working capital through debt, or equity financing, however there are no assurances that such financings will be available at all, or on terms acceptable to the Company.

Cumulative losses have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

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

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review. In fiscal 2015 the Company’s Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis. The Company considered factors such as estimated completion dates and product acceptance of the order prior to accounting for the NRE Order as milestone revenue. During the three month periods ended June 25, 2016 and June 27, 2015, revenue recognized on a milestone basis were $145,000 and $692,000, respectively.

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

(4)           Inventories

Inventories consisted of the following:

(In thousands)	June 25, 2016	March 26, 2016
Raw materials	$3,635	$3,489
Work-in-progress	2,424	2,156
Finished goods	147	2
Demonstration inventory	41	47
Total	$6,247	$5,694

(5)          Software Development Costs

On September 3, 2015, the Company entered into a software development agreement with a major aerospace and defense company whereby the aerospace company would develop and license its simulation software to the Company. The simulation software (also called Open Loop Simulator or OLS technology) is currently the aerospace company’s intellectual property. The OLS technology generates threat simulations and enables various hardware to generate signals for performing threat analysis on systems under test. The Company intends to license the OLS software as a bundled or integrated solution with its Advanced Signal Generator system. The Company is obligated to pay the aerospace company software development costs and fees for OLS of $919,000 in the aggregate, which is payable in monthly installments as the work is performed by the aerospace company through July 2016. The OLS technology is a perpetual license agreement that may be terminated by the Company at any time as long as the Company provides a notice to the aerospace company and pays for the development costs incurred through the notice termination date. The Company is also obligated to pay royalties to the aerospace company on net sales of its Advanced Signal Generator product sold with the OLS software equal to a percentage of net sales price of each ASG system sold and subject to certain minimums. The Company expenses research and development costs as they are incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of the first quarter ended June 25, 2016 capitalized software costs were $1.2 million. The Company intends to begin amortizing the costs of capitalized software to cost of sales once the product is released to its customers. The Company signed an amendment to the software development agreement in July of 2016 for additional features and functionality at an estimated cost of $265,000 that would be payable in monthly installments as the work is performed by the aerospace company through the fall of 2016.

 (6)      Accounts Receivable Line of Credit

On June 1, 2015 the Company entered into a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The agreement provides for a maximum borrowing capacity of $2.5 million of which $2.0 million is subject to a borrowing base calculation and $500,000 is non-formula based.

The loan is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 7, 2017 and bears an interest rate, equal to 1.5% over the bank’s prime rate of interest (which was 3.5% at June 25, 2016 resulting in an interest rate of 5.0%). Interest is payable monthly with principal due upon maturity. The Company paid a commitment fee of $12,500, and an additional $12,500 which was due in May 2016. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 135% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). As of June 25, 2016, the Company was in compliance with all the financial covenants under the agreement. The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of June 25, 2016, the Company’s total outstanding borrowings and remaining borrowing capacity under the Bridge Bank line of credit were $800,000 and $902,000, respectively.

(7)        Term Loan, Revolving Line of Credit and Warrants

On March 13, 2014 the Company entered into a three year, $2.0 million term loan agreement with PFG (Partners For Growth IV, L.P.) under which the Company received $1.0 million on March 14, 2014 (“First Draw”). Pursuant to the agreement, the Company had the ability to borrow an additional $1.0 million following the Company’s achievement of certain performance milestones which included achieving $7.5 million in net sales during the first half of fiscal 2015 and two consecutive quarters of net income greater than zero during fiscal 2015.

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

On June 3, 2015, the Company further amended its loan agreement with PFG (the “Second Amendment”). The Second Amendment cancelled the Company’s $500,000 of borrowing availability under the June 2014 Amendment and required the Company to pay PFG $150,000 towards its existing $500,000 outstanding balance under the revolving line of credit, which the Company paid in July 2015. The Company also agreed to pay PFG an additional $10,000 per month towards its remaining credit line balance until repaid, followed by like payments towards its term loan balance until repaid. The $500,000 borrowed with the June 2014 Amendment was fully repaid in March 2016.

Interest on the initial $1.0 million term loan is fixed at 9.75% and required monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. As of June 25, 2016, the Company’s total outstanding debt associated with the initial PFG loan was $270,000.

The PFG Loan is secured by all of the assets of the Company under a lien that is junior to the Bridge Bank debt described in Note 6, and limits borrowing under the Bridge Bank credit line limit to $2.5 million. The Company paid a loan fee of $30,000 upon the initial draw, the loan fees paid are recorded as a direct reduction from the carrying amount of the debt liability and amortized to interest expense over the remaining term of the PFG loan agreement.

The loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. As of June 25, 2016, the Company was in compliance with all the financial covenants under the agreement.

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

As of June 25, 2016, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $184,000 and $123,000, respectively, for a combined value of $307,000. As of March 26, 2016, the estimated fair value of the derivative liability associated with the warrant issued in connection with the First Draw and Amendment was $212,000 and $141,000, respectively for a combined value of $353,000. The change in the fair value of the warrant liability totaled $46,000 for the first quarter ended June 25, 2016 and is reported in the accompanying statement of operations as a gain on adjustment of derivative liability to fair value. The change in the fair value of the warrant liability totaled $63,000 for the first quarter ended June 27, 2015 and is reported in the accompanying statement of operations as a loss on adjustment of derivative liability to fair value.

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

For the quarter ended June 25, 2016 and June 27, 2015, the Company recorded accretion of discount expense associated with the warrants issued with the PFG Loan of $11,000 and $42,000, respectively.

(8)        Fair Value

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

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments, and generally result in inputs categorized as Level 1 within the fair value hierarchy. The fair values of term debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company, and generally result in inputs categorized as Level 3 within the fair value hierarchy. At June 25, 2016 and March 26, 2016, the carrying amounts of the Company’s term debt totaled $254,000 and $370,000, respectively and the estimated fair value totaled $268,000 and $393,000, respectively. The fair value was calculated using a discounted cash flow model and utilized a 20% discount rate. The rates are commensurate with market rates given the remaining term, principal repayment schedule, the Company’s creditworthiness and outstanding loan balance.

The Company’s derivative warrant liability is measured at fair value on a recurring basis and is categorized as Level 3 in the fair value hierarchy. The derivative warrant liability is valued using a Monte Carlo simulation model, which used the following assumptions as of June 25, 2016: (i) the remaining expected life of 2.8 years, (ii) the Company’s historical volatility rate of 117.8%, (iii) risk-free interest rate of 0.73%, and (iv) a discount rate of twenty percent.

The aforementioned derivative warrant liability is the Company’s only asset and liability recognized and measured at fair value on a recurring or non-recurring basis and was follows:

Fair Value Measurements as of June 25, 2016 (In Thousands) :
	Level 1	Level 2	Level 3
Warrant Liability	$—	$—	$307
Total	$—	$—	$307

Fair Value Measurements as of March 26, 2016 ( In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	$—	$353
Total	$—	$—	$353

There were no transfers between Level 1, Level 2 or Level 3 for the quarter ended June 25, 2016.

The table below summarizes changes in gains and losses recorded in earnings for Level 3 assets and liabilities that are still held at June 25, 2016:

	Quarter Ended	Quarter Ended
(In thousands)	June 25, 2016	June 27, 2015
Warrant liability at beginning of year	$353	$252
Gains on adjustment of warrant liability to fair value	(46)	—
Losses on adjustment of warrant liability to fair value	—	63
Warrant liability at end of period	$307	$315

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at June 25, 2016 and March 26, 2016.

The following table presents quantitative information about recurring Level 3 fair value measurements at June 25, 2015 and March 26, 2016:

June 25, 2016	Valuation Technique(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	20%

March 26, 2016	Valuation Techniques(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	20%

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

(9)        Sale of Product Lines

On June 20, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Switch product line to Astronics Test Systems Inc. (Astronics). Upon signing the agreement, Astronics paid $850,000 for the intellectual property of the product line. The Company recognized a net gain of $802,000 in the quarter ending June 25, 2016 after related expenses were subtracted from the sales price. The following table presents the breakdown of the gain recognized in the quarter related to the asset sale:

(In thousands)	Quarter Ended June 25, 2016
Cash received from Astronics	$850
Cash paid to buy out future commission obligation	(170)
Employee severance	(97)
Legal fees	(13)
Commissions	(46)
Warranty Liability released	278
Net gain recognized in the quarter	$802

In calculating the gain included in the accompanying consolidated financial statements, the Company released $278,000 of deferred warranty obligations related to the Switch asset. Pursuant to the terms of the agreement, Astronics assumed all the warranty obligations for the Switch product line, including the products sold prior to the asset being transferred to Astronics. The deferred warranty obligation was previously included in other current liabilities in the consolidated financial statements. The Company also had a previous agreement with a consultant supporting the Switch product line, which included a three percent commission on the sales of the Switch product line for a period of 4 years ending in January 2020. The agreement allowed for a buyout of future commissions associated with the Switch product, which the Company exercised in connection with the Astronics sales in June 2016 which resulted in a payment by the Company during June of $170,000. Astronics also agreed to purchase approximately $500,000 of related materials inventory from Giga-tronics between July and August of 2016. The Switch product line accounted for $1.1 million in revenue for the fiscal quarter ended June 25, 2016 and $489,000 for the fiscal quarter June 27, 2015. The Switch product line’s gross margin on these revenues was $437,000 for the fiscal quarter ended June 25, 2016 and $217,000 for the fiscal quarter June 27, 2015. While the Company is able to distinguish revenue and gross margin information related to the sale of the Switch product line, the company is unable to present meaningful information about results of operation and cash flows from the Switch product line.

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave, whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers and Legacy Signal Generators for $1.5 million. The agreement provided for the transfer of these product lines to Spanawave sequentially in six phases beginning with certain sensor and amplifier products. The final product line transfer (legacy Signal Generators) is currently estimated to be completed by December 2016. As of June 25, 2016, the Company had received $750,000 from Spanawave under the agreement (of which $375,000 was received during the quarter ended June 25, 2016), which is included in deferred liability related to asset sale in the consolidated balance sheet. In addition, the Company received approximately $275,000 in exchange for raw materials as of June 25, 2016. The purchase price of the raw materials approximated its carrying value, therefore no gain or loss was recognized. After the end of the reporting period, the Company and Spanawave have been engaged in a dispute as to whether the Company has fulfilled all the requirements to close phases one through five and become entitled to the $375,000 received during the first quarter of fiscal 2017. The parties are currently attempting to resolve this dispute. On July 28, 2016, as part of its effort to resolve the dispute, the Company returned the $375,000 received during the quarter to Spanawave. No gain has been recognized in connection with this product line sale as the Company had not fully completed the asset transfer as required by the provisions of the agreement and final acceptance by Spanawave was pending. The final installment of $1.1 million is expected to be paid in fiscal 2017. In addition, the Company will sell to Spanawave approximately $350,000 of existing inventory for the remaining phase. The Company has stopped manufacturing these product lines. These product lines accounted for $275,000 in revenue for the fiscal quarter ended June 25, 2016 and $780,000 for the fiscal quarter June 27, 2015.Gross margin on these revenue was zero for the fiscal quarter ended June 25, 2016 and $240,000 for the fiscal quarter June 27, 2015. While the Company is able to distinguish revenue and gross margin information related to the sale of these product lines, the company is unable to present meaningful information about results of operation and cash flows from these product lines.

(10)          Loss Per Share

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

	Three Months Ended
(In thousands except per share data)	June 25, 2016	June 27, 2015
Net loss	$(102)	$(629)

Weighted average:
Common shares outstanding	9,550	6251
Potential common shares	—	—
Common shares assuming dilution	9,550	6251

Loss per common share – basic	$(0.01)	$(0.10)
Loss per common share – diluted	$(0.01)	$(0.10)
Stock options not included in computation that could potentially dilute EPS in the future	1,529	1,623
Restricted stock awards not included in computation that could potentially dilute EPS in the future	—	432
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	3,737	1,353

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the three month period ended June 25, 2016 and June 27, 2015 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(11)          Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. The 2005 Plan has been extended to be effective until 2025. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 25, 2016, no SAR’s have been granted under the option plan. As of June 25, 2016, the total number of shares of common stock available for issuance was 1,018,627. All outstanding options have a ten year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended
	June 25, 2016	June 27, 2015
Dividend yield	—	—
Expected volatility	98.95%	—
Risk-free interest rate	1.38%	—
Expected term (years)	8.36	—

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

A summary of the changes in stock options outstanding for the three month period ended June 25, 2016 and the year ended March 26, 2016 is as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 28, 2015	1,726,975	$1.57	6.9	$219
Granted	35,000	1.22
Exercised	48,550	1.59
Forfeited / Expired	121,225	2.15
Outstanding at March 26, 2016	1,592,200	$1.52	6.8	$69
Granted	50,000	1.26
Exercised	—	—
Forfeited / Expired	113,200	1.73
Outstanding at June 25, 2016	1,529,000	$1.49	6.7	$5

Exercisable at June 25, 2016	997,000	$1.46	6.2	$5

At June 25, 2016 expected to vest in the future	423,054	$1.53	7.3	$—

As of June 25, 2016, there was $376,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.59 years and will be adjusted for subsequent changes in estimated forfeitures. There were 28,500 options that vested during the quarter ended June 25, 2016, and 38,500 options that vested during the quarter ended June 27, 2015. The total fair value of options vested during each of the quarters ended June 25, 2016 and June 27, 2015 was $1,000 and $13,000 respectively. There were no options exercised in the three month period ended June 25, 2016. Options for 12,500 shares of common stock were exercised in the three month period ended June 27, 2015. Share based compensation cost related to stock options recognized in operating results for the three months ended June 25, 2016 and June 27, 2015 totaled $72,000 and $114,000, respectively.

Restricted Stock

No restricted awards were granted during the first quarter of fiscal 2017 and fiscal 2016. No restricted awards vested during the first quarter of fiscal 2017. The Company granted 50,000 shares of restricted stock outside the 2005 Plan in fiscal 2013 that vested in the first quarter of fiscal 2016. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. There was no compensation recognized for the restricted and unrestricted stock awards during the first quarter of fiscal 2017. Compensation cost recognized for the restricted and unrestricted stock awards during the first quarter of 2016 was $221,000.

A summary of the changes in non-vested restricted stock awards outstanding for the three month period ended June 25, 2016 and the fiscal year ended March 26, 2016 is as follows:

	Shares	Weighted Average Fair Value
Non-vested at March 28, 2015	482,000	$2.02
Granted	—
Vested	482,000	2.02
Forfeited or cancelled	—	—
Non-Vested at March 26, 2016	—	$—
Granted	—	—
Vested	—
Forfeited or cancelled	—	—
Non-Vested at June 25, 2016	—	$—

(12)           Significant Customer and Industry Segment Information

The Company has two reportable segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division historically produces a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare.

●	Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors.

The tables below present information for the three month periods ended June 25, 2016 and June 27, 2015:

	Three Month Periods Ended			Three Month Periods Ended
(In thousands)	At June 25, 2016	June 25, 2016		At June 27, 2015	June 27, 2015
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$8,233	$2,125	$(554)	$6,438	$2,117	$(1,645)
Microsource	3,887	1,317	452	2,053	2,258	1,016
Total	$12,120	$3,442	$(102)	$8,491	$4,375	$(629)

During the first quarter of fiscal 2017, one customer accounted for 30% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 22% and was included in the Giga-tronics Division. A third customer accounted for 17% of the Company’s consolidated revenue and was also included in the Giga-tronics Division. During the first quarter of fiscal 2016, one customer accounted for 31% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 16% and was also included in the Microsource segment. A third customer accounted for 13% of the Company’s consolidated revenue and was included in the Giga-tronics Division.

(13)          Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.

The Company recorded no tax expense for the three months ended June 25, 2016 and June 27, 2015. The effective tax rate for the three months ended June 25, 2016 and June 27, 2015 was 0% respectively, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of June 25, 2016, the Company had recorded $106,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due. However, as a result of the on-going examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015.

(14)        Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	Three Months Ended June 25, 2016	Three Months Ended June 27, 2015
Balance at beginning of period	$60	$76
Provision, net	112	17
Warranty costs incurred	(112)	(18)
Balance at end of period	$60	$75

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

Each share of Series B, Series C and Series D Preferred Stock is convertible into one hundred shares of the Company’s common stock. The investor also held warrants to purchase 1,017,405 shares at an exercise price of $1.43 per share which were exercised in February and May 2015 as discussed in Note 17, Exercise of Series C and Series D Warrants.

The table below presents information as of June 25, 2016 and March 26, 2016.

Preferred Stock

As of June 25, 2016 and March 26, 2016

				Liquidation
	Designated Shares	Shares Issued	Shares Outstanding	Preference (in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Total	19,500.00	18,533.51	18,533.51	$3,540

(16)        Private Placement Offering

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

(17)        Exercise of Series C and Series D Warrants

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 26, 2016 Part I, under the heading “Risk Factors”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Company Overview

We produce an Advanced Signal Generator (ASG) for the electronic warfare market and YIG (Yttrium, Iron, Garnet) RADAR filters used in fighter jet aircraft. We have two reporting segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division over the past thirty five years has produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. Giga-tronics has recently completed a move within the test and measurement market from legacy products to the newly developed Advanced Signal Generator (ASG). As part of this evolution certain legacy product lines were sold to raise additional capital. In December of 2015 Giga-tronics sold its Power Meters, Amplifiers and Legacy Signal Generators to Spanawave (see Note 9, Sale of Product Lines). In June of 2016 Giga-tronics sold its Switch product line to Astronics (see Note 9, Sale of Product Lines). With the sales of these legacy product lines, as of July 31, 2016 the Giga-tronics Division is solely focused on the ASG product in the test and measurement equipment market.

●

Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors. The Microsource YIG RADAR filters provide us with long term production and development contracts with strong gross margins. In recent years we have produced these RADAR filters for two fighter jet platforms, and will start production for a third platform in the current fiscal year.

The ASG has the potential to significantly grow sales and achieve strong gross margins. However, Giga-tronics has experienced significant delays developing, manufacturing and receiving ASG customer orders. The ASG is the most technically complex and advanced product Giga-tronics has developed and manufactured, and we have experienced delays in bringing the product to market and efficiently manufacturing it. It is also priced significantly higher than any other Giga-tronics product, and we have experienced longer than anticipated procurement cycles in the electronic warfare market it services. The delays in the development and manufacturing of the ASG, along with the longer than anticipated procurement cycles, have contributed to the increased operating losses in fiscal 2017 and prior years. Giga-tronics could experience similar losses in the current fiscal year if there are further delays in ASG features currently being developed, manufacturing efficiencies are not achieved, and customer orders are delayed. To bring the ASG to its full potential, Giga-tronics may be required to seek additional working capital, however, there are no assurances that such working capital will be available, or on terms acceptable to the Company.

Significant Orders

Both the Giga-tronics Division and Microsource receive large customer orders each year. The timing of orders, and any associated milestones achievement, causes significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

In June 2016, the Giga-tronics Division received a $3.3 million order from the United States Navy for our Real-Time TemS which is a combination of the ASG hardware platform, along with software developed and licensed to the Company from a major aerospace and Defense Company. The complete order includes two ASG chassis and seven ASG blades, along with engineering services to integrate the Real-Time TEmS product with additional third party hardware and software for the customer. The Company expects to fulfill the order over the second half of the current fiscal year.

In July 2016, the Giga-tronics Division received a $542,000 from the United States Navy for our ASG hardware only platform. The Company expects to fulfill the order within the next few months. This order is not reflected in the orders and backlog numbers reported below since it was received after June 25, 2016.

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. The Company expects to deliver the NRE services over the next twelve months. This order is not reflected in the orders and backlog numbers reported below since it was received after June 25, 2016.

In October 2015, the Giga-tronics Division received a $1.4 million from a major prime contractor for our ASG. In January 2016 a $433,000 ASG follow-on order was received from the major prime contractor. The combined order was for four chassis and thirteen ASG blades. Giga-tronics started delivering these chassis and blades in December 2015. As of June 25, 2016, one blade had yet to be delivered and the Company expects it to be delivered in the next few months.

Since the introduction of the ASG, the Company has received $7.2 million in associated ASG orders and shipped $3.0 million of associated ASG products through June 25, 2016. The $7.2 million in associated ASG orders includes the $542,000 order from the United States Navy received in July 2016.

Our Giga-tronics Division received a $1.5 million order in the first quarter of fiscal 2016 from the United States Navy for our legacy Model 8003 Precision Scalar Analyzers and associated accessories (“8003”). We shipped all of the $1.5 million order in the first and second quarters of fiscal 2016. The 8003 was designed about 25 years ago, and Giga-tronics is no longer able to purchase key components and materials used to manufacture the 8003. The Navy orders marked the end of life of the 8003.

In May 2015, Microsource received a $3.0 million YIG RADAR filter order (Ongoing Production Order) associated with a fighter jet platform we have been manufacturing since fiscal 2014. We shipped all of the $3.0 million order in fiscal 2016. In April 2016, Microsource received a $4.5 million YIG RADAR filter order for the same fighter jet platform, representing a 50% year increase in the order size when comparing fiscal 2017 to fiscal 2016. We expect to ship this order throughout fiscal 2017.

In fiscal 2015 Microsource received a $6.5 million order (“NRE Order”) for non-recurring engineering and for delivery of a limited number of flight-qualified prototype hardware from a second prime defense contractor to develop a variant of our high performance fast tuning YIG RADAR filters for an aircraft platform. In fiscal 2016 our Microsource business unit also finalized an associated multiyear $10.0 million YIG production order (“YIG Production Order”). The Company will start shipping the YIG Production Order in the second quarter of fiscal 2017, and will continue shipping it through fiscal 2020.

The majority of the deliverables under the Microsource NRE Order occurred in fiscal 2015 and early fiscal 2016. The Company will be delivering a limited number of flight-qualified prototype hardware in the second quarter of fiscal 2017 and other NRE deliverables associated with the YIG RADAR filters moving from the NRE Order to the YIG Production Order.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 26, 2016 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended June 25, 2016, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. While we believe that these accounting policies and estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates and forecasts.

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	June 25, 2016	June 27, 2015	% change
Giga-tronics Division	$4,729	$3,508	35%
Microsource	4,543	13,112	(65%)
Total	$9,272	$16,620	(44%)

New orders received in the first quarter of fiscal 2017 decreased by 44% to $9.3 million from the $16.6 million received in the first quarter of fiscal 2016. The Giga-tronics Division saw a 35% increase in orders in the first quarter of fiscal 2017 due to a $3.3 million order from the US Navy associated with the Company’s ASG. The remaining orders of $1.4 million were associated with the Switch Product Line sold to Astronics in June of 2016 (see Note 9, Sale of Product Lines). The $3.5 million of new orders in the first quarter of fiscal 2016 were all for legacy product the Company no longer manufactures, including the $1.5 million 8003 order from the United States Navy. The Microsource business unit saw a 65% decrease in the first quarter of fiscal 2017 due to the receipt of a $4.5 million YIG Order in comparison to the $10.0 million YIG Production Order and the $3.0 million Ongoing Production Order, received in the first quarter of fiscal 2016.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	June 25, 2016	June 27, 2015	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$3,861	$3,662	5%
Microsource	14,506	14,312	1%
Total	$18,367	$17,974	2%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$3,861	$3,662	5%
Microsource	5,668	4,179	36%
Total	$9,529	$7,841	22%

Backlog at the end of the first quarter of fiscal 2017 increased 2% compared to the end of the same period last year. The Giga-tronics ASG backlog at June 25, 2016 was $3.68 million, a $3.3 million increase of ASG backlog since June 27, 2015. Microsource saw a 1% increase in backlog in the first quarter of fiscal 2017. The increase is primarily due to the receipt of a $4.5 million YIG production Order in the current period in comparison to the $3.0 million Order for the same platform in the prior year.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	June 25, 2016	June 27, 2015	% Change
Giga-tronics Division	$2,125	$2,117	0%
Microsource	1,317	2,258	(42%)
Total	$3,442	$4,375	(21%)

Fiscal 2017 first quarter net sales were $3.4 million, a 21% decrease from the $4.4 million in the first quarter of fiscal 2016. Sales at Microsource decreased 42% primarily due to a decrease of $547,000 of sales associated with the winding down of the NRE Order until other deliverables became due in July of 2017 as the YIG RADAR filter moves to production.  Net sales for the Company’s Giga-tronics business unit were $2.1 million for both quarters. Sales for the Company’s Advanced Signal Generator (“ASG”) were $674,000 in the first quarter of fiscal 2017 compared to none in the first quarter of fiscal 2016, this increase was offset by lower sales associated with the legacy product lines sold to Spanawave and Astronics. The Switch product line accounted for $1.1 million in revenue for the fiscal quarter ended June 25, 2016 and $489,000 for the fiscal quarter June 27, 2015. The Switch product line’s gross margin on these revenue was $437,000 for the fiscal quarter ended June 25, 2016 and $217,000 for the fiscal quarter June 27, 2015.

Gross margins was as follows for the periods shown:

GROSS MARGIN
	Three Month Periods Ended
(Dollars in thousands)	June 25, 2016	June 27, 2015	% change
Total	$925	$1,728	(46%)

Gross margin decreased in the first quarter of fiscal 2017 to $925,000 from $1.7 million for the first quarter of fiscal 2016. The decrease was due to the decrease in net sales, overhead being absorbed by fewer shipments and production variances associated with the ASG. The Switch product line’s gross margin was $437,000 for the fiscal quarter ended June 25, 2016 and $217,000 for the fiscal quarter June 27, 2015.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	June 25, 2016	June 27, 2015	% change
Engineering	$530	$746	(29%)
Selling, general and administrative	1,305	1,455	(10%)
Total	$1,835	$2,201	17%

Operating expenses decreased 17% or $366,000 in the first quarter of fiscal 2017 over fiscal 2016. Engineering expenses decreased $216,000, primarily due to less development hours associated with ASG in comparison to the same period in the prior year. Selling, general and administrative decreased by $150,000 primarily due to a decrease of $263,000 associated with non-cash stock based compensation, partially offset by $100,000 of severance associated with an officer departing the Company.

Gain on Sale of Product Line

On June 20, 2016, the Company entered into an Asset Purchase agreement for the sale of its Switch product line to Astronics. Upon signing the agreement, Astronics paid $850,000 to the Company for the intellectual property of the product line. The Company recognized a net gain of $802,000 in the first quarter ending June 25, 2016 after related expenses were subtracted from the sales price. The gain is included in the accompanying consolidated financial statements. During the three month periods ended June 25, 2016 and June 27, 2015, net Switch sales were $1.1 million and $498,000, respectively (see Note 9, Sale of Product Lines).

Derivative Liability

The Company recorded a gain of $46,000 in the first quarter of fiscal 2017 related to revaluation of the derivative liability associated with warrants issued with the PFG Loan (see Note 7, Term Loan, Revolving Line of Credit and Warrants). The Company recorded a loss of $63,000 in the first quarter of fiscal 2016 related to revaluation of the derivative liability associated with warrants issued with the PFG Loan.

Net Interest Expense

Net interest expense in the first quarter of fiscal 2017 was $40,000, a decrease of $53,000 over the first quarter of fiscal 2016. Interest expense decreased primarily due to the lower principal balance on the PFG loan. For the first quarter of fiscal 2017, interest expense includes $11,000 of accretion of discounts on the PFG Loan and Warrant Debt compared to $42,000 recorded in the first quarter of fiscal 2016.

Net Loss

Net loss was for the first quarter of fiscal 2017 was $102,000, compared to a net loss of $629,000 recorded in the first quarter of fiscal 2016. The decrease in net loss was primarily due to the $802,000 gain recorded associated with the sale of the Switch product line in the first quarter of fiscal 2017 as discussed above.

Financial Condition and Liquidity

As of June 25, 2016, Giga-tronics had $1.8 million in cash and cash equivalents, compared to $1.3 million as of March 26, 2016. Working capital was $1.4 million at June 25, 2016 compared to $1.8 million at March 26, 2016. The current ratio (current assets divided by current liabilities) at June 25, 2016 was 1.16 compared to 1.23 at March 28, 2015. The first quarter of fiscal 2017 decrease in working capital was primarily attributable to a $1.1 million increase in deferred revenue related to advance payment arrangements for raw materials for our customer, which was partially offset by a $553,000 increase in inventories associated with the advance payment arrangements for raw materials for our customer.

Cash used in operating activities was $589,000 for the three month period ended June 25, 2016. Cash used in operating activities in the first quarter of fiscal 2017 resulted primarily from our net loss of $102,000, an increase in inventories of $553,000, and partially offset by an increase in deferred revenue of $1.1 million due to advance payment arrangements for raw materials. These uses of cash were partially offset by a decrease to accounts payable of $173,000.

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

Cash provided by investing activities was $1.2 million for the three month period ended June 25, 2016. Cash provided by investing activities in the first quarter of fiscal 2017 resulted primarily from a cash payment from Astronics of $850,000 pertaining to the sale of our Switch product line as well as a cash payment from Spanawave of $375,000 pertaining to the sale of our legacy product lines. After the end of the reporting period, the Company and Spanawave have been engaged in a dispute as to whether the Company has fulfilled all the requirements to close phases one through five and become entitled to the $375,000 which was received during the first quarter of fiscal 2017. The parties are attempting to resolve this dispute, and the Company returned the $375,000 to Spanawave on July 28, 2016. The cash payments were offset by additions to property and equipment of $30,000 in the first quarter of fiscal 2017 compared to $28,000 in the first quarter of fiscal 2016. The additions in both first quarter ended fiscal 2017 and fiscal 2016 were associated with equipment required to manufacture the ASG.

Cash used in by financing activities for the quarter ended June 25, 2016 was $141,000, primarily due to the repayment of the Company’s term loan with PFG.

Cash provided by financing activities for the quarter ended June 27, 2015 was $354,000, primarily due to $500,000 in proceeds from the accounts receivable line of credit with Bridge Bank (see Note 6, Accounts Receivable Line of Credit). These proceeds were partially offset by a $141,000 repayment of the Company’s term loan with PFG.

The Company incurred a net loss of $102,000 for the first three months of fiscal 2017, which contributed to an increase in our accumulated deficit of $24.1 million as of June 25, 2016.

The Company has experienced delays in the development of features, orders, and shipments for the new ASG. These delays have contributed, in part, to a decrease in working capital from $1.8 million at March 26, 2016, to $1.4 million at June 25, 2016. The new ASG product has shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank. The line of credit expires on May 7, 2017. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of June 25, 2016, the line of credit had a balance of $800,000, and additional borrowing capacity of $902,000.

These matters raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these matters, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

On June 20, 2016, the Company entered into an Asset Purchase Agreement with Astronics, (see Note 9, Sale of Product Lines). Upon signing, Astronics paid $850,000 for the intellectual property of the product line. Astronics is also purchasing approximately $500,000 of related materials inventory from the Company. The materials inventory will transfer throughout July and August of 2016. Proceeds from the asset sale will be used for working capital and general corporate purposes.

●

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. The Company expects to deliver the NRE services over the next twelve months.

●

In June 2016, the Giga-tronics Division also received a $3.3 million order from the United States Navy for the Real-Time TEmS which the Company also expects to ship in the second half of fiscal 2017. In July 2016, the Giga-tronics Division also received a $542,000 from the United States Navy for the ASG hardware only platform. The Company expects to fulfill the order within the next few months.

●

In April 2016, Microsource received a $4.5 million YIG RADAR filter order for a fighter jet platform, representing a 50% year increase in the order size when comparing fiscal 2017 to fiscal 2016. We expect to ship this order throughout fiscal 2017.

●

With the sales Giga-tronics Switch, Power Meter, Amplifier, and Signal Generator legacy product lines we have been able to reduce its number of employees by approximately 20%, from 71 in November 2015 to 56 on July 31, 2016, while providing additional cash for operations from the proceeds of the sales.

●	Giga-tronics plans to work with Bridge Bank to renew the line of credit prior to its May 7, 2017 expiration.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company expects to start shipping the YIG Production Order in the second quarter of fiscal 2017.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In the first quarter of fiscal 2017, the Company entered into advance payment arrangements totaling $1.2 million. The Company will continue to seek similar terms in future agreements with these customers and other customers.

Management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

Management will also continue to seek additional working capital through debt and equity financing, however there are no assurances that such financings will be available at all, or on terms acceptable to the Company.

Cumulative losses have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

ITEM 3 – QUANTITATI VE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

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

Based on the above described procedures and actions taken, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer have concluded that as of June 25, 2016, the Company’s internal control over financial reporting was effective based on the criteria described in the “COSO Internal Control – Integrated Framework.”

II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of June 25, 2016, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave, whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers and Legacy Signal Generators for $1.5 million (see Note 9, Sale of Product Lines). As of June 25, 2016, the Company had received $750,000 from Spanawave under the agreement. After the end of the reporting period, the Company and Spanawave have been engaged in a dispute as to whether the Company has fulfilled all the requirements to close phases one through five and become entitled to the $375,000 which was received during the first quarter of fiscal 2017. The parties are attempting to resolve this dispute, and the Company has returned the $375,000 to Spanawave on July 28, 2016.

ITEM 1A – RISK FACTORS

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 26, 2016.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 9, 2016	/s/ John R. Regazzi
John R. Regazzi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2016	/s/ Steven D. Lance
Steven D. Lance
Vice President of Finance
Chief Financial Officer & Secretary