Form 10-Q
period 2016-12-24
GIGA TRONICS INC
filed 2017-02-06
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 24, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 0-12719

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Norris Canyon Road, San Ramon, CA 94583	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [     ] No [X]

There were a total of 9,549,703 shares of the Registrant’s Common Stock outstanding as of February 1, 2017.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of December 24, 2016 and March 26, 2016	4

	Unaudited Condensed Consolidated Statements of Operations, Three and Nine Months Ended December 24, 2016 and December 26, 2015	5

	Unaudited Condensed Consolidated Statements of Cash Flows, Nine Months Ended December 24, 2016 and December 26, 2015	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other information	26
Item 6.	Exhibits	26

SIGNATURES		27

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations and to continue as a going concern; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) the results of pending or threatened litigation; (4) risks related to customers’ credit worthiness/profiles; (5) changes in the Company’s credit profile and its ability to borrow; (6) a potential decline in demand for certain of the Company’s products; (7) potential product liability claims; (8) the potential loss of key personnel; and (9) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 26, 2016 or further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	December 24, 2016	March 26, 2016
Assets
Current assets:
Cash and cash-equivalents	$1,640	$1,331
Trade accounts receivable, net of allowance of $45, respectively	2,534	2,129
Inventories, net	6,088	5,694
Prepaid expenses and other current assets	150	318
Total current assets	10,412	9,472
Property and equipment, net	602	837
Other long term assets	8	8
Capitalized software development costs	1,176	876
Total assets	$12,198	$11,193
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$704	$800
Current portion of long term debt, net of discount	10	370
Accounts payable	1,287	1,924
Accrued payroll and benefits	423	647
Deferred revenue	6,463	2,804
Deferred rent	—	110
Capital lease obligations	49	44
Deferred liability related to asset sale	375	375
Other current liabilities	417	621
Total current liabilities	9,728	7,695
Warrant liability, at estimated fair value	217	353
Long term obligations - capital lease	128	165
Total liabilities	10,073	8,213
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value Authorized - 1,000,000 shares; Series A - designated 250,000 shares; no shares at December 24, 2016 and March 26, 2016 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at December 24, 2016 and March 26, 2016 issued and outstanding; (liquidation value of $3,540 at December 24, 2016 and March 26, 2016)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 9,549,703 shares at December 24, 2016 and March 26, 2016 issued and outstanding	24,322	24,104
Accumulated deficit	(25,108)	(24,035)
Total shareholders' equity	2,125	2,980
Total liabilities and shareholders' equity	$12,198	$11,193

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands except per share data)	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
Net sales	$3,202	$4,483	$11,037	$11,921
Cost of sales	2,108	2,868	7,788	7,701
Gross margin	1,094	1,615	3,249	4,220

Operating expenses:
Engineering	627	614	1,724	2,179
Selling, general and administrative	1,077	1,417	3,429	4,221
Total operating expenses	1,704	2,031	5,153	6,400

Operating loss	(610)	(416)	(1,904)	(2,180)

Gain on sale of product line	—	—	802	—
Gain/(loss) on adjustment of warrant liability to fair value	62	(98)	136	(51)
Interest expense:
Interest expense, net	(24)	(54)	(84)	(164)
Interest expense from accretion of loan discount	(3)	(34)	(21)	(140)
Total interest expense, net	(27)	(88)	(105)	(304)
Loss before income taxes	(575)	(602)	(1,071)	(2,535)
Provision for income taxes	—	—	2	2
Net loss	$(575)	$(602)	$(1,073)	$(2,537)

Loss per common share - basic	$(0.06)	$(0.09)	$(0.11)	$(0.40)
Loss per common share - diluted	$(0.06)	$(0.09)	$(0.11)	$(0.40)

Weighted average shares used in per share calculation:
Basic	9,550	6,484	9,550	6,402
Diluted	9,550	6,484	9,550	6,402

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Month Periods Ended
(In thousands)	December 24, 2016	December 26, 2015
Cash flows from operating activities:
Net loss	$(1,073)	$(2,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	306	220
Share based compensation	218	717
Adjustment of warrant liability to fair value	(136)	51
Capitalized software development costs	(334)	—
Accretion of discounts and issuance costs on debt	30	140
Change in deferred rent	(110)	(94)
Gain on sale of product line	(802)
Changes in operating assets and liabilities:
Trade accounts receivable	(405)	218
Inventories	(394)	(946)
Prepaid expenses and other assets	168	(236)
Accounts payable	(637)	1,458
Accrued payroll and benefits	(224)	(96)
Deferred revenue	3,659	267
Other current liabilities	(252)	43
Net cash provided by (used in) operating activities	14	(795)

Cash flows from investing activities:
Cash received from sale of product lines	1,225	—
Cash returned related to sale of product line	(375)	—
Purchases of property and equipment	(37)	(109)
Net cash provided by ( used in ) investing activities	813	(109)

Cash flows from financing activities:
Proceeds from line of credit	—	1,200
Repayments of debt	(390)	(680)
Repayments of line of credit	(96)	—
Payments on capital leases	(32)	(65)
Proceeds from exercise of stock options	—	62
Net cash (used in) provided by financing activities	(518)	517

Increase /(Decrease) in cash and cash-equivalents	309	(387)

Beginning cash and cash-equivalents	1,331	1,170
Ending cash and cash-equivalents	$1,640	$783

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$63	$120

Supplementary disclosure of noncash financing activities:
Equipment disposal	$174	$—
Equipment acquired under capital lease	$—	$163

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

 (2)          Going Concern and Management’s Plan

The Company incurred net losses of $575,000 for the third quarter of fiscal 2017 and $1.1 million for the first nine months of fiscal 2017, respectively. These losses have contributed to an accumulated deficit of $25.1 million as of December 24, 2016.

The Company has experienced delays in the development of features, orders, and shipments for the new Advanced Signal Generator (“ASG”). These delays have contributed, in part, to a decrease in working capital from $1.8 million at March 26, 2016, to $684,000 at December 24, 2016. The new ASG product has shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies, in part, on advances under the line of credit with Bridge Bank. The line of credit expires on May 7, 2017. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgment. As of December 24, 2016, the line of credit had an outstanding balance of $704,000, and additional borrowing capacity of $1.7 million.

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

●

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. The Company delivered NRE services for approximately $256,000 and $663,000, respectively, during the three and nine months ended December 24, 2016 and expects to continue such services over the next nine to twelve months.

●

In June 2016, the Giga-tronics Division received a $3.3 million order from the United States Navy for the Company’s Real-Time Threat Emulation Systems (“TEmS”) (which combines the Company’s ASG hardware platform along with software developed and licensed to the Company from a major aerospace and defense company) which the Company expects to ship in the fourth quarter of fiscal 2017. In July 2016, the Giga-tronics Division also received an order for $542,000 from the United States Navy for the ASG hardware only platform. The Company fulfilled the ASG hardware only order in the second quarter ended September 24, 2016.

●

In April 2016, Microsource received a $4.5 million order for YIG RADAR filters for a fighter jet platform, representing a 50% increase compared to the customer’s previous jet platform order in fiscal 2016. We shipped approximately $1.4 million and $3.3 million, respectively of the fiscal 2017 order during the three and nine months ended December 24, 2016, respectively, and we expect to ship the remainder over the next three to six months.

●

With the elimination of Giga-tronics Switch, Power Meter, Amplifier, and Signal Generator legacy product lines resulting from the Asset Purchase Agreements with Spanawave and Astronics, (see Note 9, Sale of Product Lines), we have been able to reduce the number of employees by approximately 20%, from 71 in November 2015 to 56 on December 24, 2016, while providing additional cash for operations from the proceeds of the sales.

●	Giga-tronics plans to work with Bridge Bank to renew the line of credit prior to its May 7, 2017 expiration.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company started shipping the YIG Production Order in the second quarter of fiscal 2017. We shipped approximately $431,000 and $898,000 during the three and nine months ended December 24, 2016, respectively, and we expect to ship the remainder through 2020.

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

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review. In fiscal 2015 the Company’s Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis. The Company considered factors such as estimated completion dates and product acceptance of the order prior to accounting for the NRE Order as milestone revenue. There was no revenue recognized during the three month period ended December 24, 2016 as the Company had delivered all milestones associated with this contract. During the nine month period ended December 24, 2016, revenue recognized on a milestone basis were $478,000. During the three and nine month periods ended December 26, 2015, revenue recognized on a milestone basis were $6,000 and $716,000, respectively.

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

The Company provides for estimated costs that may be incurred for product warranties at the time of shipment. The Company’s warranty policy generally provides twelve to eighteen months depending on the customer. The estimated cost of warranty coverage is based on the Company’s actual historical experience with its current products or similar products. For new products such as the Company’s new ASG, the required reserve is based on historical experience of similar products until such time as sufficient historical data has been collected on the new product. The actual cost that the Company may have to pay and the timing of the repairs to be carried out are uncertain. Actual results could differ from the estimated amount and such differences could be material. Adjustments are made as new information becomes available.

(4)            Inventories

Inventories consisted of the following:

(In thousands)	December 24, 2016	March 26, 2016
Raw materials	$2,086	$3,489
Work-in-progress	3,522	2,156
Finished goods	228	2
Demonstration inventory	252	47
Total	$6,088	$5,694

(5)          Software Development Costs

On September 3, 2015, the Company entered into a software development agreement with a major aerospace and defense company whereby the aerospace company would develop and license its simulation software to the Company. The simulation software (also called Open Loop Simulator or OLS technology) is currently the aerospace company’s intellectual property. The OLS technology generates threat simulations and enables various hardware to generate signals for performing threat analysis on systems under test. The Company will license the OLS software as a bundled or integrated solution with its Advanced Signal Generator system. The Company is obligated to pay the aerospace company software development costs and fees for OLS of $1.2 million in the aggregate (this includes an amendment to the software development agreement for additional features and functionality), which is payable in monthly installments as the work is performed by the aerospace company. The OLS technology is a perpetual license agreement that may be terminated by the Company at any time as long as the Company provides a notice to the aerospace company and pays for the development costs incurred through the notice termination date. The Company is also obligated to pay royalties to the aerospace company on net sales of its Advanced Signal Generator product sold with the OLS software equal to seven percent of net sales price of each ASG system sold and subject to certain minimums. The Company expenses research and development costs as they are incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 24, 2016, capitalized software costs were $1.2 million. There was no additional costs capitalized in the three months ended December 24, 2016 as the development was substantially complete. The Company began amortizing the costs of capitalized software to cost of sales in the three months ended December 24, 2016, using a straight line methodology over a three year period. Amortization of capitalized software costs were $34,000 during three and nine month periods ended December 24, 2016.

 (6)      Accounts Receivable Line of Credit

On June 1, 2015 the Company entered into a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The agreement provides for a maximum borrowing capacity of $2.5 million of which $2.0 million is subject to a borrowing base calculation and $500,000 is non-formula based.

The loan is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 7, 2017 and bears an interest rate equal to 1.5% over the bank’s prime rate of interest (which was 3.75% at December 24, 2016 resulting in an interest rate of 5.25%). Interest is payable monthly with principal due upon maturity. In connection with the agreement, the Company paid a commitment fee of $12,500. The loan agreement also contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 135% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). As of December 24, 2016, the Company was in compliance with all the financial covenants under the agreement. The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of December 24, 2016, the Company’s total outstanding borrowings and remaining borrowing capacity under the Bridge Bank line of credit were $704,000 and $1.7 million, respectively.

(7)        Term Loan, Revolving Line of Credit and Warrants

On March 13, 2014 the Company entered into a three year, $2.0 million term loan agreement with PFG (Partners For Growth IV, L.P.) under which the Company received $1.0 million on March 14, 2014 (“Initial Borrowing”). Interest on the $1.0 million term loan borrowing was fixed at 9.75% and required monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company could prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. As of December 24, 2016, the Company’s total outstanding debt associated with the initial PFG loan was $10,000.

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

The PFG loan agreement contains financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. As of December 24, 2016, the Company was in compliance with all the financial covenants under the agreement.

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

As of December 24, 2016, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the Initial Borrowing and Amendment were $130,000 and $87,000, respectively, for a combined value of $217,000. As of March 26, 2016, the estimated fair value of the derivative liability associated with the warrant issued in connection with the Initial Borrowing and Amendment was $212,000 and $141,000, respectively for a combined value of $353,000.

During the three and nine month periods ended December 24, 2016, the change in the fair value of the warrant liability totaled $62,000 and $136,000 respectively. These changes are reported in the accompanying statement of operations as a gain on adjustment of derivative liability to fair value. During the three and nine month periods ended December 26, 2015, the change in the fair value of the warrant liability totaled $98,000 and $51,000, respectively. These changes are reported in the accompanying statement of operations as a loss on adjustment of derivative liability to fair value.

The initial $1.0 million in proceeds under the term loan agreement were allocated between the PFG loan and the warrants based on their relative fair values on the date of issuance which resulted in initial carrying values of $822,000 and $178,000, respectively. The resulting discount of $178,000 on the PFG loan is being accreted to interest expense under the effective interest method over the term of the PFG loan. During the three and nine month periods ended December 24, 2016, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $3,000 and $21,000 respectively. During the three and nine month periods ended December 26, 2015, the Company recorded accretion of discount expense associated with the warrants issued with the PFG loan of $34,000 and $140,000, respectively.

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

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments, and generally result in inputs categorized as Level 1 within the fair value hierarchy. The fair values of term debt are based on the present value of expected future cash flows and assumptions about current interest rates and the creditworthiness of the Company and generally result in inputs categorized as Level 3 within the fair value hierarchy. At December 24, 2016 and March 26, 2016, the carrying amounts of the Company’s term debt totaled $10,000 and $370,000, respectively and the estimated fair value totaled $10,000 and $384,000, respectively. The fair value was calculated using a discounted cash flow model and utilized a 14% and 20% discount rate, respectively. The rates are commensurate with market rates given the remaining term, principal repayment schedule, the Company’s creditworthiness and outstanding loan balance.

The Company’s derivative warrant liability is measured at fair value on a recurring basis and is categorized as Level 3 in the fair value hierarchy. The derivative warrant liability is valued using a Monte Carlo simulation model, which used the following assumptions as of December 24, 2016: (i) the remaining expected life of 2.3 years, (ii) the Company’s historical volatility rate of 96.9%, (iii) risk-free interest rate of 1.30%, and (iv) a discount rate of 14%.

The aforementioned derivative warrant liability is the Company’s only asset and liability recognized and measured at fair value on a recurring or non-recurring basis. The following table presents the fair value measurements for warrant liability:

Fair Value Measurements as of December 24, 2016 (In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$217
Total	$—	—	$217

Fair Value Measurements as of March 26, 2016 (In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$353
Total	$—	$—	$353

There were no transfers between Level 1, Level 2, or Level 3 for the three and nine month periods ended December 24, 2016 and March 26, 2016.

The table below summarizes changes in gains and losses recorded in earnings for Level 3 assets and liabilities that are still held at December 24, 2016:

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands)	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
Warrant liability at beginning of period	$279	$294	$353	$341
Gains (recorded in other income/expense)	(62)	—	(136)	—
Losses (recorded in other income/expense)	—	98	—	51
Warrant liability at end of period	$217	$392	$217	$392

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at December 24, 2016 or March 26, 2016.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 24, 2016 and March 26, 2016:

December 24, 2016	Valuation Technique(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	14%

March 26, 2016	Valuation Techniques(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	20%

The discount rate of fourteen percent is management’s estimate of the current cost of capital given the Company’s credit worthiness. A significant increase in the discount rate would significantly decrease the fair value, but the magnitude of this decrease would be less significant in a scenario where the Company’s stock price is significantly higher than the exercise price since the holder’s option to take a cash payment at maturity represents a smaller component of the total fair value when the Company’s stock price is higher. The Monte Carlo simulation model simulated the Company’s stock price through the maturity date of March 31, 2019. At the end of the simulated period, the value of the warrant was determined based on the greater of (1) the net share settlement value, (2) the net exercise value, or (3) the fixed cash put value.

(9)         Sale of Product Lines

On June 20, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Switch product line to Astronics Test Systems Inc. (Astronics). Upon signing the agreement, Astronics paid $850,000 for the intellectual property of the product line. The Company recognized a net gain of $802,000 in the first quarter ended June 25, 2016 after related expenses were subtracted from the sales price. The following table presents the breakdown of the gain recognized related to the asset sale:

(In thousands)
Cash received from Astronics	$850
Cash paid to buy out future commission obligation	(170)
Employee severance	(97)
Legal fees	(13)
Commissions	(46)
Warranty Liability released	278
Net gain recognized	$802

In calculating the gain included in the accompanying consolidated financial statements, the Company released $278,000 of deferred warranty obligations related to the Switch asset. Pursuant to the terms of the agreement, Astronics assumed all the warranty obligations for the Switch product line, including the products sold prior to the asset being transferred to Astronics. The deferred warranty obligation was previously included in other current liabilities in the consolidated financial statements. The Company also had an existing agreement with a consultant supporting the Switch product line which included a three percent commission on the sales of the Switch product line for a period of 4 years ending in January 2020. The agreement allowed for a buyout of future commissions associated with the Switch product which the Company exercised in connection with the Astronics transaction in June 2016 resulting in a payment of $170,000 by the Company.

During the three month period ended December 24, 2016, the Switch product line did not account for any product revenue. During the nine month period ended December 24, 2016, the Switch product line accounted for $2.1 million in product revenue. Gross margins of the Switch product line for the nine month period ended December 24, 2016 was $437,000. During the three and nine month periods ended December 26, 2015, the Switch product line accounted for approximately $714,000 and $1.8 million in product revenue, respectively, and related margins were $280,000 and $668,000, respectively. While the Company is able to distinguish revenue and gross margin information related to the sale of the Switch product line to Astronics, the Company is unable to present meaningful information about results of operation and cash flows from the Switch product line.

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

During the nine months ended December 24, 2016, the Company had received $750,000 from Spanawave under the agreement. Of this amount, the Company returned $375,000 to Spanawave on July 28, 2016 resulting from the dispute regarding the status of phases one through five. The remaining $375,000 is included in deferred liability related to asset sales in the consolidated balance sheet. In addition, in June 2016, the Company received approximately $275,000 in exchange for raw material purchases. The purchase price of the raw materials approximated its carrying value, therefore no gain or loss was recognized. The parties are currently attempting to resolve this dispute. No gain has been recognized in connection with this product line sale because of the aforementioned dispute. These product lines accounted for approximately $75,000 and $425,000 in revenue during the three and nine month periods ended December 24, 2016, respectively. These product lines also accounted for $637,000 and $2.1 million, respectively, during the three and nine month periods ended December 26, 2015. There was no margin associated with the revenue for the first nine months of fiscal 2017 as the revenues were primarily related to inventory transfer at book value. For the three and nine month periods ended December 26, 2015, gross margins on these revenues were $106,000 and $462,000, respectively. While the Company is able to distinguish revenue and gross margin information related to the sale of these product lines, the Company is unable to present meaningful information about results of operation and cash flows from these product lines.

(10)   Loss Per Share

Basic loss per share (EPS) is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period. The shares used in per share computations are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands except per share data)	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
Net loss	$(575)	$(602)	$(1,073)	$(2,537)

Weighted average:
Common shares outstanding	9,550	6,484	9,550	6,402
Potential common shares	—	—	—	—
Common shares assuming dilution	9,550	6,484	9,550	6,402

Net earnings/ loss per share - basic	$(0.06)	$(0.09)	$(0.11)	$(0.40)
Net earnings/ loss per share - diluted	$(0.06)	$(0.09)	$(0.11)	$(0.40)
Stock options not included in computation that could potentially dilute EPS in the future	1,137	1,598	1,137	1,598
Restricted stock awards not included in computation that could potentially dilute EPS in the future	45	245	45	245
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,853	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	3,737	1,353	3,737	1,353

The exclusion of stock options, restricted stock, convertible preferred stocks and warrants from the computation of diluted earnings per share (EPS) for the three and nine month periods ended December 24, 2016 and December 26, 2015 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(11)     Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provides for the granting of options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. The 2005 Plan has been extended to be effective until 2025. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed (or during the service period in the case of non-employees) by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of December 24, 2016, no SAR’s have been granted under the option plan. As of December 24, 2016, the total number of shares of common stock available for issuance was 1,257,927. All outstanding options have a ten year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Nine Month Periods Ended
	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
Dividend yield	—	—	—	—
Expected volatility	98.51%	97.18%	98.73%	97.18%
Risk-free interest rate	1.35%	1.56%	1.36%	1.36%
Expected term (years)	8.36	8.36	8.36	8.36

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

A summary of the changes in stock options outstanding for the nine month periods ended December 24, 2016 and the fiscal year ended March 26, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 28, 2015	1,726,975	$1.57
Granted	35,000	1.22
Exercised	48,550	1.59
Forfeited / Expired	121,225	2.15
Outstanding at March 26, 2016	1,592,200	$1.52	6.8	$69
Granted	103,000	1.03
Exercised	—	—
Forfeited / Expired	558,100	1.56
Outstanding at December 24, 2016	1,137,100	$1.45	6.2	$—

Exercisable at December 24, 2016	815,450	$1.47	5.7	$—

At December 24, 2016, expected to vest in the future	213,435	$1.40	7.4	$—

As of December 24, 2016, there was $179,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.8 years. There were 56,150 options and 73,000 options that vested during the quarter ended December 24, 2016 and December 26, 2015, respectively. The total grant date fair value of options vested during the quarters ended December 24, 2016 and December 26, 2015 was $73,000 and $98,000, respectively. There were 187,300 and 364,150 options that vested during the nine month periods ended December 24, 2016 and December 26, 2015, respectively. The total grant date fair value of options vested during the nine month periods ended December 24, 2016 and December 26, 2015 was $233,000 and $383,000, respectively. No shares were exercised in the three month and nine month periods ended December 24, 2016. Options for 27,300 and 39,300 were exercised in the three and nine month periods ended December 26, 2015, respectively. Share based compensation cost recognized in operating results for the three month periods ended December 24, 2016 and December 26, 2015 totaled $61,000 and $93,000, respectively. Share based compensation cost recognized in operating results for the nine month periods ended December 24, 2016 and December 26, 2015 totaled $211,000 and $317,000, respectively.

Restricted Stock

The Company granted 44,500 restricted awards during the third quarter and the first nine months of fiscal 2017. No restricted awards were granted in the third quarter or the first nine months of fiscal 2016. No restricted awards vested during the third quarter or first nine months of fiscal 2017. The Company granted 50,000 shares of restricted stock outside the 2005 Plan in fiscal 2013 that vested in the first quarter of fiscal 2016. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.

As of December 24, 2016, there was $19,000 of total unrecognized compensation cost related to restricted awards. That cost is expected to be recognized over a weighted average period of 0.2 years. Compensation cost recognized for restricted and unrestricted stock awards during the three and nine month periods ended December 24, 2016 was $7,000. Compensation cost recognized for the restricted and unrestricted stock awards for the three and nine month periods ended December 26, 2015 was $90,000 and $400,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding at December 24, 2016 and March 28, 2016 is as follows:

	Shares	Wt. Avg. Grant Date Fair Value
Non-Vested at March 28, 2015	482,000	$2.02
Granted	—	—
Vested	482,000	2.02
Forfeited or cancelled	—	—
Non-Vested at March 26, 2016	—	$—
Granted	44,500	0.66
Vested	—	—
Forfeited or cancelled	—	—
Non-Vested at December 24, 2016	45,500	$0.66

(12)      Significant Customer and Industry Segment Information

The Company has two reportable segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division has historically produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. The Giga-tronics Division recently transitioned within the test and measurement market from legacy products to its newly developed Advanced Signal Generator product for the electronic warfare market (see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Overview).

●	Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors.

The tables below present information for the three and nine month periods ended December 24, 2016 and December 26, 2015.

		Three Month Period Ended			Three Month Period Ended
(In thousands)	Dec. 24, 2016	Dec. 24, 2016		Dec. 26, 2015	Dec. 26, 2015
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$8,666	$838	$(1,471)	$6,639	$2,692	$(1,306)
Microsource	3,532	2,364	896	2,044	1,791	704
Total	$12,198	$3,202	$(575)	$8,683	$4,483	$(602)

		Nine Month Period Ended			Nine Month Period Ended
(In thousands)	Dec. 24, 2016	Dec. 24, 2016		Dec. 26, 2015	Dec. 26, 2015
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$8,666	$4,660	$(3,435)	$6,639	$6,908	$(4,560)
Microsource	3,532	6,377	2,362	2,044	5,013	2,023
Total	$12,198	$11,037	$(1,073)	$8,683	$11,921	$(2,537)

During the third quarter of fiscal 2017, two customers accounted for 76% of the Company’s consolidated revenues. One of the customers accounted for 52% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 24% of the Company’s consolidated revenue and was included in the Giga-tronics Division. A third customer accounted for 13% of the Company’s consolidated revenue and was primarily included in the Microsource segment. During the third quarter of fiscal 2016, one customer accounted for 40% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 21% of the Company’s consolidated revenue for the three months ended December 26, 2015 and was primarily included in the Giga-tronics Division.

During the first nine months of fiscal 2017, one customer accounted for 38% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 15% of the Company’s consolidated revenue and was also included in the Microsource segment. During the first nine months of fiscal 2016, one customer accounted for 34% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 13% of the Company’s consolidated revenue and was included in the Giga-tronics Division.

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

The Company recorded $2,000 tax expense for the three and nine month periods ended December 24, 2016 and December 26, 2015. The effective tax rate for the three and nine month periods ended December 24, 2016 and December 26, 2015 was 0%, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of December 24, 2016, the Company had recorded $106,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties or fees are due. However, as a result of the on-going examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015.

(14)        Warranty Obligations

The Company records a provision in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands)	December 24, 2016	December 26, 2015	December 24, 2016	December 26, 2015
Balance at beginning of period	$60	$67	$60	$76
Provision, net	3	14	115	40
Warranty costs incurred	(2)	(10)	(114)	(45)
Balance at end of period	$61	$71	$61	$71

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

Each share of Series B, Series C, and Series D Preferred Stock is convertible into one hundred shares of the Company’s common stock. The investor also held warrants to purchase 1,017,405 shares of common stock at an exercise price of $1.43 per share which were exercised in February and May 2015 as discussed in Note 17, Exercise of Series C and Series D Warrants.

The table below presents information as of December 24, 2016 and March 26, 2016.

Preferred Stock as of December 24, 2016 and March 26, 2016

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

(18)      Subsequent Event

On January 5, 2017, the Company entered into a seventy seven month commercial building lease agreement for a 23,873 square feet facility in Dublin, California. The lease, estimated to begin on or about April 1, 2017, provides for base rent of approximately $41,000 per month. Total base rent payable over the lease period is approximately $3.2 million. The Company has an option to extend the term of the lease for an additional five year period. On January 12, 2017, the Company extended its current lease agreement for its 47,300 square foot facility located in San Ramon, California (which expired on December 31, 2016) through April 30, 2017 at a monthly rate of $88,000, which is equal to 150% of its previous monthly rent. The Company expects to relocate to its new facility before April 30th, 2017.

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

The ASG has the potential to significantly grow our sales and achieve strong gross margins. However, we have experienced significant delays developing, manufacturing, and receiving ASG customer orders. The ASG is the most technically complex and advanced product Giga-tronics has developed and manufactured, and we have experienced delays in bringing the product to market and efficiently manufacturing it. It is also priced significantly higher than any other previous Giga-tronics product, and we have experienced longer than anticipated procurement cycles in the electronic warfare market it services. The delays in the development and manufacturing of the ASG, along with the longer than anticipated procurement cycles, have contributed to the increased operating losses in fiscal 2017 and prior years. Giga-tronics could continue to experience similar losses in the current fiscal year if there are further delays in ASG features currently being developed, manufacturing efficiencies are not achieved, and customer orders are delayed. To bring the ASG to its full potential, Giga-tronics may be required to seek additional working capital; however, there are no assurances that such working capital will be available, or on terms acceptable to the Company.

Significant Orders

Both the Giga-tronics Division and Microsource receive large customer orders each year. The timing of orders, and any associated milestone achievement, causes significant differences in orders received, backlog, sales, deferred revenue, inventory, and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

In June 2016, the Giga-tronics Division received a $3.3 million order from the United States Navy for our Real-Time TEmS which is a combination of the ASG hardware platform, along with software developed and licensed to the Company from a major Aerospace and Defense Company. The complete order includes two ASG chassis and seven ASG blades, along with engineering services to integrate the Real-Time TEmS product with additional third party hardware and software for the customer. We expect to fulfill the order during the fourth quarter of the current fiscal year. An additional order for $542,000 was received in July 2016 from the United States Navy for our ASG hardware only platform. We fulfilled this order in the quarter ended September 24, 2016.

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. Of this NRE service order, we delivered approximately $256,000 and $663,000 in services during the three and nine months ended December 24, 2016 respectively, and we expect to continue such services over the next nine to twelve months.

In December 2016, the Giga-tronics Division received a $764,000 Real-Time TEmS order from one of our customers. The order was fulfilled in the quarter ended December 24, 2016.

In October 2015, the Giga-tronics Division received a $1.4 million order from a major prime contractor for our ASG. In January 2016, a $433,000 ASG follow-on order was received from the major prime contractor. The combined order was for four chassis and thirteen ASG blades. We delivered these chassis and blades in December 2015 and April 2016, respectively.

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

In the first quarter of fiscal 2016, the Microsource business unit received a $3.0 million YIG RADAR filter order (Ongoing Production Order) associated with a fighter jet platform for which we have been manufacturing since fiscal 2014. We shipped all of the $3.0 million order in fiscal 2016. In the first quarter of fiscal 2017, the Microsource business unit received a $4.5 million YIG RADAR filter order for the same fighter jet platform, representing a 50% year over year increase in the order size compared to the fiscal 2016 order. We shipped approximately $1.4 million and $3.3 million of the fiscal 2017 order during the three and nine months ended December 24, 2016, respectively, and we expect to ship the remainder over the next three to six months.

In fiscal 2015 Microsource received a $6.5 million order (“NRE Order”) for non-recurring engineering and for delivery of a limited number of flight-qualified prototype hardware from a second prime defense contractor to develop a variant of our high performance fast tuning YIG RADAR filters for an aircraft platform. We completed the final milestone for the NRE Order in the second quarter of fiscal 2017. In fiscal 2016 our Microsource business unit also finalized an associated multiyear $10.0 million YIG production order (“YIG Production Order”). We started shipping a portion of the YIG Production Order in the second quarter of fiscal 2017, and we expect to continue shipping the balance through fiscal 2020.

The majority of the deliverables under the Microsource NRE Order occurred in fiscal 2015 and early fiscal 2016. We started delivering the flight-qualified prototype hardware in the second quarter of fiscal 2017.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 26, 2016 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three and nine month periods ended December 24, 2016, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies.

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

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	December 24, 2016	December 26, 2015	% change
Giga-tronics Division	$1,298	$2,875	(55)%
Microsource	50	5	900%
Total	$1,348	$2,880	(53)%

	Nine Month Periods Ended
(Dollars in thousands)	December 24, 2016	December 26, 2015	% change
Giga-tronics Division	$7,439	$7,164	4%
Microsource	7,159	13,178	(46)%
Total	$14,598	$20,342	(28)%

New orders received in the third quarter of fiscal 2017 decreased by 53% to $1.3 million from the $2.9 million received in the third quarter of fiscal 2016. The Giga-tronics Division saw a $1.5 million or 55% decrease in orders. Approximately $1.1 million of the decrease is related to legacy products the Company no longer manufactures. The additional decrease is primarily driven by the timing of the receipt of orders. The Microsource business unit saw a $45,000 increase in orders in comparison to the same period in the prior year. The new orders received for both periods were all related to radar filter components.

New orders received in the first nine months of fiscal 2017 decreased by 28% to $14.6 million from the $20.3 million received in the first nine months of fiscal 2016. The Giga-tronics Division saw a $275,000 or 4% increase in orders primarily due to a $1.9 million increase in orders associated with the Company’s ASG product in comparison to the first nine months of fiscal 2016. The Microsource business unit saw a 46% decrease in the first nine months of fiscal 2017 due to the receipt of a $4.5 million order for YIG RADAR filters and the receipt of a $1.9 million non-recurring engineering order in comparison to the larger $10.0 million YIG Production Order and the $3.0 million Ongoing Production Order received in the first nine months of fiscal 2016.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	December 24, 2016	December 26, 2015	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$4,036	$2,527	60%
Microsource	12,062	11,623	4%
Total	$16,098	$14,150	14%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$4,036	$2,527	60%
Microsource	5,222	3,263	60%
Total	$9,258	$5,790	60%

Backlog at the end of the third quarter of fiscal 2017 increased 14% compared to the same period end in the prior year. The Giga-tronics division saw a 60% increase in backlog primarily due to the ASG orders discussed above. Microsource saw a 4% increase in backlog in the third quarter of fiscal 2017. The increase is primarily due to the receipt of a $4.5 million YIG production Order and the receipt of a $1.9 million non-recurring engineering order in the current period.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	December 24, 2016	December 26, 2015	% change
Giga-tronics Division	$838	$2,692	(69)%
Microsource	2,364	1,791	32%
Total	$3,202	$4,483	(29)%

	Nine Month Periods Ended
(Dollars in thousands)	December 24, 2016	December 26, 2015	% change
Giga-tronics Division	$4,660	$6,908	(33)%
Microsource	6,377	5,013	27%
Total	$11,037	$11,921	(7)%

Net sales in the third quarter of fiscal 2017 were $3.2 million, a 29% decrease from the $4.5 million in fiscal 2016. Net sales for the Giga-tronics Division decreased by $1.9 million or 69% primarily due to lower sales associated with the Company’s new ASG product. ASG sales were $764,000 for the quarter compared to the $1.3 million in the third quarter of fiscal 2016. Net sales were also lower due to legacy products divestitures to Spanawave and Astronics, and a decrease associated with the Navy 8003 orders, from $1.5 million in fiscal 2016 to none in fiscal 2017 due the end of life status of the 8003 product (see Significant Orders above). Net sales for Microsource increased by $573,000 or 32% primarily due to the YIG Production Order which started shipping in the second quarter of fiscal 2017.

Net sales in the first nine months of fiscal 2017 decreased 7% to $11.0 million from the $11.9 million in the first nine months of fiscal 2016. Net sales for the Giga-tronics Division decreased by $2.2 million or 33% primarily due to the decrease in sales associated with the legacy products sold to Spanawave and Astronics, and the decrease in sales associated with the size of the Navy 8003 orders discussed above. The decrease in Giga-tronics net sales were partially offset by a $659,000 increase associated with the Company’s new ASG product. Net sales for Microsource increased by $1.4 million or 27% primarily due an increase in the size of the YIG RADAR filter order over fiscal 2016 and the YIG Production Order as the filter moved into production in fiscal 2017.

Gross margin was as follows for the periods shown:

GROSS MARGIN
	Three Month Periods Ended
(Dollars in thousands)	December 24, 2016	December 26, 2015	% change
Gross Margin	$1,094	$1,615	(32)%

	Nine Month Periods Ended
(Dollars in thousands)	December 24, 2016	December 26, 2015	% change
Gross Margin	$3,249	$4,220	(23)%

Gross margin decreased in the third quarter of fiscal 2017 to $1.1 million from $1.6 million for the third quarter of fiscal 2016. The decrease was commensurate with the decrease in net sales. For the nine months ended December 24, 2016, gross margin decreased to $3.2 million from $4.2 million for the nine months ended December 26, 2015. Gross margins were negatively impacted by higher manufacturing overhead costs needed to absorb factory variances as well as the decrease in sales.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	December 24, 2016	December 26, 2015	% change
Engineering	$627	$614	2%
Selling, general and administrative	1,077	1,417	(24)%
Total	$1,704	$2,031	(16)%

	Nine Month Periods Ended
(Dollars in thousands)	December 24, 2016	December 26, 2015	% change
Engineering	$1,724	$2,179	(21)%
Selling, general and administrative	3,429	4,221	(19)%
Total	$5,153	$6,400	(19)%

Total operating expenses decreased 16% or $327,000 in the third quarter of fiscal 2017 over fiscal 2016. Engineering expenses was relatively flat in the third quarter of fiscal 2017 in comparison to the third quarter of fiscal 2016. Selling, general and administrative expenses decreased $340,000 or 24% primarily due to a decrease of $116,000 associated with the non-cash stock based compensation; a $60,000 decrease in personnel related expenses as a result of the departure of one of our officers; a $46,000 decrease in outside services related to marketing and tradeshows and a $65,000 decrease in bonuses and commissions as a result of the sale of the legacy products to Astronics and Spanawave.

Total operating expenses decreased 19% or $1.2 million in the first nine months of fiscal 2017 over fiscal 2016. Engineering expenses decreased $455,000 or 21% primarily due to a $415,000 decrease in personnel related expenses as a result of the sale of the Switch and Legacy product lines. Selling, general and administrative decreased by $792,000 or 19% primarily due to a decrease of $495,000 associated with the non-cash stock based compensation (primarily in connection with director compensation); a $116,000 decrease in personnel related charges as a result of the departure of one of our officers; a $74,000 decrease in outside services related to management consulting and a decrease of $68,000 in bonuses and commissions as a result of the sale of the legacy products to Astronics and Spanawave.

Gain on Sale of Product Line

On June 20, 2016, the Company entered into an Asset Purchase agreement for the sale of its Switch product line to Astronics. Upon signing the agreement, Astronics paid $850,000 to the Company for the intellectual property of the product line. The Company recognized a net gain of $802,000 in the first quarter ended June 25, 2016 after related expenses were subtracted from the sales price. The gain is included in the accompanying consolidated financial statements. During the three and nine month periods ended December 24, 2016, net Switch sales were zero and $2.1 million, respectively. During the three and nine month periods ended December 26, 2015, net Switch sales were $714,000 and $1.8 million, respectively (see Note 9, Sale of Product Lines).

Derivative Liability

The Company recorded a gain of $62,000 and $136,000 in the three and nine month periods ended December 24, 2016, related to revaluation of the derivative liability associated with warrants issued with the PFG loan (see Note 7, Term Loan, Revolving Line of Credit and Warrants). The Company recorded a loss of $98,000 and $51,000 in the three and nine month periods ended December 26, 2015, related to revaluation of the derivative liability associated with warrants issued with the PFG loan.

Interest Expense

Net interest expense in the third quarter of fiscal 2017 was $27,000, a decrease of $61,000 over the third quarter of fiscal 2016. Interest expense decreased primarily due to the lower principal balance on the PFG loan. For the third quarter of fiscal 2017, interest expense includes $3,000 of accretion of discounts on the PFG loan and warrant debt compared to $34,000 recorded in the third quarter of fiscal 2016. Net interest expense in the first nine months of fiscal 2017 was $105,000, a decrease of $199,000 over the first nine months of fiscal 2016. For the first nine months of fiscal 2017, interest expense includes $21,000 of accretion of discounts on the PFG loan and warrant debt compared to $140,000 recorded in the first nine months of fiscal 2016.

Net Loss

Net loss for the third quarter of fiscal 2017 was $575,000, compared to a net loss of $602,000 recorded in the third quarter of fiscal 2016. The decrease in net loss was primarily due to the lower operating expenses in the current period in comparison to the same prior year period as discussed above. Net loss for the first nine months of fiscal 2017 was $1.1 million compared to a net loss of $2.5 million recorded in the first nine months of fiscal 2016. The decrease in net loss was primarily due to the $802,000 gain recorded associated with the sale of the Switch product line in the first quarter of fiscal 2017 as well as lower operating expenses as discussed above.

Financial Condition and Liquidity

As of December 24, 2016, Giga-tronics had $1.6 million in cash and cash equivalents, compared to $1.3 million as of March 26, 2016. Working capital was $684,000 at December 24, 2016 compared to $1.8 million at March 26, 2016. The current ratio (current assets divided by current liabilities) at December 24, 2016 was 1.07 compared to 1.23 at March 26, 2016. The decrease in working capital was primarily attributable to our net loss.

Cash provided by operating activities was $14,000 for the nine month period ended December 24, 2016. Cash provided by operating activities in the first nine months of fiscal 2017 resulted primarily from an increase of $3.7 million in deferred revenue due to advance payment arrangements for raw materials with customers, which was partially offset by a $637,000 decrease in accounts payable, increase of accounts receivable of $405,000, and increase in inventory of $394,000.

Cash used in operating activities was $795,000 for the nine month period ended December 26, 2015. Cash used in operating activities in the first nine months of 2016 was primarily attributable to an operating loss of $2.5 million, which was partially offset by a $1.5 million increase in accounts payable. Accounts payables increased as payments to vendors were deferred due to working capital constraints.

Cash provided by investing activities was $813,000 for the nine month period ended December 24, 2016. Cash provided by investing activities in the first nine months of fiscal 2017 resulted primarily from a cash payment from Astronics of $850,000 pertaining to the sale of our Switch product line, as well as a cash payment from Spanawave of $750,000 pertaining to the sale of our legacy product lines. The Company and Spanawave have been engaged in a dispute as to whether the Company has fulfilled all the requirements to close phases one through five and to the application of $375,000 related to the proposed commencement of phase 6 which was received during the first quarter of fiscal 2017. The parties are attempting to resolve this dispute, and the Company returned the $375,000 to Spanawave on July 28, 2016. The cash payments were partially offset by additions to property and equipment of $37,000 in the nine month period ended December 24, 2016.

Cash used in investing activities was $109,000 for the nine month period ended December 26, 2015. Cash used was for the equipment additions to manufacture the ASG.

Cash used in financing activities for the nine month period ended December 24, 2016 was $518,000, primarily due to the repayment of the Company’s term loan with PFG and a portion of the line of credit with Bridge Bank.

Cash provided by financing activities for the nine months ended December 26, 2015 was $517,000, primarily due to $1.2 million in proceeds from the accounts receivable line of credit with Bridge Bank (see Note 6, Accounts Receivable Line of Credit) which was partially offset by a $680,000 repayment of the Company’s term loan with PFG.

The Company incurred net losses of $575,000 for the third quarter of fiscal 2017 and $1.1 million for the first nine months of fiscal 2017, which contributed to an increase in our accumulated deficit of $25.1 million as of December 24, 2016.

The Company has experienced delays in the development of features, orders, and shipments for the new ASG. These delays have contributed, in part, to a decrease in working capital from $1.8 million at March 26, 2016, to $684,000 at December 24, 2016. The new ASG product has shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies, in part, on advances under the line of credit with Bridge Bank. The line of credit expires on May 7, 2017. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgment. As of December 24, 2016, the line of credit had an outstanding balance of $704,000, and additional borrowing capacity of $1.7 million.

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

●

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. The Company delivered NRE services for approximately $256,000 and $663,000, respectively, during the three and nine months ended December 24, 2016 and expects to continue such services over the next nine to twelve months.

●

In June 2016, the Giga-tronics Division received a $3.3 million order from the United States Navy for the Company’s Real-Time Threat Emulation Systems (“TEmS”) (which combines the Company’s ASG hardware platform along with software developed and licensed to the Company from a major aerospace and defense company) which the Company expects to ship in the fourth quarter of fiscal 2017. In July 2016, the Giga-tronics Division also received an order for $542,000 from the United States Navy for the ASG hardware only platform. The Company fulfilled the ASG hardware only order in the quarter ended September 24, 2016.

●

In April 2016, Microsource received a $4.5 million YIG RADAR filter order for a fighter jet platform, representing a 50% increase compared to the customer’s previous jet platform order in fiscal 2016. We shipped approximately $1.4 million and $3.3 million, respectively of fiscal 2017 order during the three months and nine months ended December 24, 2016, respectively, and we expect to ship the remainder over the next three to six months.

●

With the elimination of Giga-tronics Switch, Power Meter, Amplifier, and Signal Generator legacy product lines resulting from the Asset Purchase Agreements with Spanawave and Astronics, (see Note 9, Sale of Product Lines), we have been able to reduce the number of employees by approximately 20%, from 71 in November 2015 to 56 on December 24, 2016, while providing additional cash for operations from the proceeds of the sales.

●	Giga-tronics plans to work with Bridge Bank to renew the line of credit prior to its May 7, 2017 expiration.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company started shipping the YIG Production Order in the second quarter of fiscal 2017. We shipped approximately $431,000 and $898,000 during the three and nine months ended December 24, 2016, respectively, and we expect to ship the remainder through 2020.

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

Based on the above described procedures and actions taken, the Company’s management, including its Acting Chief Executive Officer and its Principal Financial & Accounting Officer have concluded that as of December 24, 2016, the Company’s internal control over financial reporting was effective based on the criteria described in the “2013 COSO Internal Control – Integrated Framework.”

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

The Company is party to an Asset Purchase Agreement dated November 25, 2015 with Spanawave Corporation under which Spanawave agreed to purchase certain product lines and associated business and assets from the Company. The Company and Spanawave have been engaged in a dispute over their respective rights and obligations under the agreement and have negotiated in an effort to resolve the dispute. The agreement calls for an aggregate purchase of $1,500,000 plus the value of inventory. The Company has received $375,000, against a contract price of $750,000, plus certain inventory payment for phases 1 through 5 of the subject businesses. Because of the dispute, the status of phase 6 (legacy signal generators), which has a contract price of another $750,000 plus the value of inventory is uncertain. On August 19, 2016, Spanawave filed an action against the Company in Contra Costa Superior Court for alleged breach of contract and alleged breach of the implied covenant of good faith and fair dealing. The complaint seeks specific performance of the agreement and damages. Spanawave’s affiliate Liberty Test Equipment also filed an arbitration claim for $440,000 under a distribution agreement between the Company and Liberty. The Company has filed cross-complaints in both the litigation and arbitration asserting breach of the respective agreements by Spanawave and Liberty. The Company had previously asserted that the distribution agreement does not extend to the products with respect to which the claim has been made. Certain customers of the lines of business sold to Spanawave are also customers of the Company’s ongoing ASG business. Continued disruption of the phase 6 signal generator business could have an adverse effect on the ASG business. The parties have negotiated in an effort to settle the dispute notwithstanding the filings. The expenses and potential liability of negotiation, any settlement or continued litigation or arbitration could have a material adverse effect on the Company.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 6, 2017	/s/ William J. Thompson
William J. Thompson
Acting Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2017	/s/ Temi Oduozor
Temi Oduozor
Corporate Controller
(Principal Accounting & Financial Officer)