Form 10-K
period 2017-03-25
GIGA TRONICS INC
filed 2017-06-20
CIK 719274

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 25, 2017

 Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

 Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X] Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 24, 2016 was $8,703,636.

There were a total of 9,784,203 shares of the Registrant’s Common Stock outstanding as of June 2, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2017 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 25, 2017.

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

PART 1

ITEM 1. BUSINESS

General

Giga-tronics Incorporated (Giga-tronics, or the Company) includes the operations of the Giga-tronics Division and Microsource Inc. (Microsource), a wholly owned subsidiary. Giga-tronics Division designs, manufactures and markets the Advanced Signal Generator (ASG) for the electronic warfare market. The Giga-tronics Division over the past thirty-five years has produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. Giga-tronics has recently completed a move within the test and measurement market from legacy test and measurement products to the newly developed ASG. As part of this evolution certain legacy product lines were sold to raise additional capital. For example, we sold our SCPM product line to Teradyne in 2013, and in December of 2015 we sold our Power Meters, Amplifiers, and Legacy Signal Generators to Spanawave Corporation (see Note 10, Sale of Product Lines). In June of 2016 we sold our Switch product line to Astronics (see Note 10, Sale of Product Lines). These transactions will allow us to increase our focus on the ASG and Microsource YIG RADAR filters. With the sales of these legacy product lines, the Giga-tronics Division is solely focused on the ASG product in the test and measurement equipment market.

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

Giga-tronics was incorporated on March 5, 1980, and Microsource was acquired by Giga-tronics on May 18, 1998.

The combined Company principal executive offices are located at 5990 Gleason Drive, Dublin, California, and our telephone number at that location is (925) 328-4650.

Operating Segments

The Company has two reporting segments: Giga-tronics Division and Microsource.

For more information regarding the Company’s two reporting segments, see “Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements-Significant Customers and Industry Segment Information.”

Products and Markets

Giga-tronics

Our Giga-tronics Division produces modular signal sources, up-converters, receivers and down-converters in the AXIe format covering a radio frequency (RF) range of 100 megahertz (MHz) to 18 gigahertz (GHz). The Company also produces a 5-slot and a 9-slot AXIe chassis and a high-performance AXIe frequency reference module for use with its signal sources. Available within each product family are a number of options allowing customers to select specialized capabilities, features and functions. The end-user markets for these products can be divided into three segments: RADAR Target Generation, Threat Emulation and Surveillance. These instruments are used in the design, evaluation and calibration of RADAR, Electronic Countermeasures (ECM) and Direction Finding (DF) systems.

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

Sources and Availability of Raw Materials and Components

Substantially all the components required by Giga-tronics to make its assemblies are available from more than one source. We occasionally use sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume. In our opinion, the loss of any sole source arrangement we have would not be material to our operations. Some suppliers are also competitors of Giga-tronics. In the event a competitor-supplier chooses not sell its products to us, production delays could occur as we seek new suppliers or re-design components to our products.

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

We presently hold 31 patents. Capitalized costs relating to these patents were both incurred and fully amortized prior to March 27, 2011. Accordingly, these patents have no recorded value included in our consolidated financial statements for the fiscal years ended March 25, 2017 (“fiscal 2017”) and March 26, 2016 (“fiscal 2016”).

We are not dependent on trademarks, licenses or franchises. We utilize certain software licenses in certain functional aspects for some of our products. Such licenses are readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

In September 2015, we entered a software development agreement with a major aerospace and defense company whereby the aerospace company developed and licensed its simulation software to us. The simulation software (also called Open Loop Simulator or OLS technology) is the aerospace company’s intellectual property. The OLS technology generates threat simulations and enables various hardware to generate signals for performing threat analysis on systems under test. We license the OLS software as a bundled or integrated solution with our ASG system.

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

Importance of Limited Number of Customers

We are a supplier of microwave and RF test instruments to various United States (U.S.) government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2018. U.S. and international defense-related agencies accounted for 78% of net sales in fiscal 2017 and 73% of net sales in fiscal 2016. Commercial business accounted for the remaining 22% of net sales in fiscal 2017 and 27% of net sales in fiscal 2016.

At the Giga-tronics Division, U.S. defense agencies and their prime contractors accounted for 58% and 42% of net sales in fiscal 2017 and 56% and 40% of net sales in fiscal 2016, respectively. Microsource reported 97% and 98% of net sales to prime contractors of U.S. defense agencies in fiscal 2017 and fiscal 2016, respectively.

During fiscal 2017, the Boeing Company accounted for 33% of our consolidated revenues and was included in the Microsource reporting segment. A second customer, CSRA LLC (CSRA acted as Prime Contractor for the United States Navy) accounted for 20% of our consolidated revenues during fiscal 2017 and was included in the Giga-tronics Division reporting segment.

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

Backlog of Orders

On March 25, 2017, our backlog of unfilled orders was approximately $11.4 million compared to approximately $14.6 million at March 26, 2016. As of March 25, 2017, there were approximately $5.7 million of orders scheduled for shipment beyond one year, compared to $8.6 million at March 26, 2016. Orders for our products include program orders from prime contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single quarter may not be indicative of sales for any period.

Backlog includes only those customer orders for which binding agreement exists, a delivery schedule has been agreed upon between us and our customer and, in the case of U.S. government orders, for which funding has been appropriated.

Competition

Giga-tronics serves two very different markets.

The first is the electronic test equipment market with applications in complex RF signal simulation used in the evaluation of military RADAR and Electronic Warfare systems. These applications represent niche segments within the broader test equipment market and their unique requirements allow Giga-tronics to win against a variety of larger competitors, such as Agilent/Keysight, Rohde & Schwarz and Anritsu, by focusing our limited resources squarely on the specific features needed. We do not attempt to compete ‘across the board’, but selectively based upon our strengths, the competitors’ perceived limitations, the customer’s needs and market opportunities. To maintain our position against competitors that have greater resources in research, development and manufacturing with substantially broader product lines and channels, we (a) place strong emphasis on maintaining a high degree of technical competence as it relates to the development of new products, (b) are highly selective in establishing technological objectives and (c) focus sales and marketing activities in the selected niche areas that are weakly served or underserved. Other competitors are of comparable size or have small product divisions with more limited product lines, such as Racal Instrument (a division of Astronics), VTI Instruments (a division of AMETEK), ELCOM (a division of Frequency Electronics Inc.), COMSTRON (a division of Cobham Plc) and EWST (a division of Ultra Electronics Plc).

The second is the aftermarket for operational hardware associated with the US Government’s RADAR Modernization Program (RMP) for prior generation fighter aircraft. The F/A-18E, the F-15D and F-16 jets are receiving new RADARs to extend their useful lives. Giga-tronics’ Microsource business unit supplies YIG filters specifically designed for military aircraft to solve interference problems. The prime contractors responsible for integrating the new RADARs have flight qualified our filters at considerable expense. Only a few companies possess the technical know-how to design and manufacture filters of this nature, such as Teledyne and Micro-Lambda Wireless, but the expense of requalifying a new component is prohibitive to the point where the integrator would only undertake such an effort when insurmountable technical deficiencies arose, which do not exist in this case. Microsource is the sole-source supplier of these filters and presently does not have any competition for this business. Microsource routinely maintains a “gold supplier” rating from its customers and received the Supplier of the Year award from one of the integrators. Microsource must maintain the Aerospace Industry’s AS9100C certification for its Quality Management System which it currently holds.

Sales and Marketing

Giga-tronics and Microsource sell their products primarily direct to end customers and prime contractors.

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. Our future success is dependent on our ability to steadily incorporate advancements in component technologies into our new products. In fiscal 2017 and fiscal 2016, product development expenses totaled approximately $2.3 million and $2.8 million, respectively.

Recent activities have focused primarily on the development of the ASG product. It is our intention to maintain product development at levels required to sustain our competitive position. Our product development activities are funded internally, through product line sales, or through outside equity investment and debt financing. Product development activities are expensed as incurred, except software development costs associated with the ASG.

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

Manufacturing

The assembly and testing of Giga-tronics Division and Microsource’s products are done at our Dublin facility.

Environment

To the best of our knowledge, we are in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 25, 2017, and March 26, 2016, we employed 57 and 63 individuals on a full-time basis, respectively. We believe that our future success depends on our ability to attract and retain skilled personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Information about Foreign Operations

We sell to our international customers through a network of foreign technical sales representative organizations. All transactions between us and our international customers are in U.S. dollars.

Geographic Distribution of Net Sales
(Dollars in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2017	Fiscal 2016
Domestic	$15,938	$13,998	98%	96%
International	329	598	2%	4%
Total	$16,267	$14,596	100%	100%

See Item 8, (Note 12, Significant Customers and Industry Segment Information) of the consolidated financial statements for further breakdown of international sales for the last two fiscal years.

ITEM 1A. RISK FACTORS

Future liquidity is uncertain

We incurred net losses of $1.5 million in fiscal 2017, and $4.1 million in fiscal 2016. These losses have contributed to an accumulated deficit of $25.6 million as of March 25, 2017.

Beginning in fiscal 2012, we invested substantially in the research and development of our new product line, ASG. We anticipate long-term revenue growth and improved gross margins from the ASG platform, but delays in completing it have contributed to our losses. We also experienced delays in the development of features, orders, and shipments for the new ASG. These delays have significantly contributed to a decrease in working capital from $1.8 million at March 26, 2016, to $620,000 at March 25, 2017. The Advanced Signal Generator product has now shipped to several customers, but potential delays in the refinement of features, longer than anticipated sales cycles, or the ability to continue shipments in volume quantities, could significantly contribute to additional future losses.

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

Ability to stay listed for trading on The NASDAQ Capital Market

On May 4, 2017, we received a notification letter from The NASDAQ Stock Market (“NASDAQ”) advising the Company that it has initiated proceedings to delist the Company from NASDAQ for the Company’s failure to comply with NASDAQ’s bid price rule. As previously reported on November 1, 2016, NASDAQ notified the Company that the bid price of its listed security had closed at less than $1 per share over the previous 30 consecutive business days, and, thus, did not comply with Listing Rule 5550(a)(2) (the “Rule”).

The Company was provided 180 calendar days, or until May 1, 2017, to regain compliance with the Rule.

Additionally, the Company reported on February 8, 2017, that it received a notification letter from NASDAQ advising the Company of its failure to comply with the required minimum of either $2,500,000 in shareholders’ equity, $35,000,000 market value of listed securities or $500,000 net income from continuing operations for continued listing on The Nasdaq Capital Market, pursuant to NASDAQ listing rule 5550(b). NASDAQ listing rules provided the Company with 45 calendar days in which to submit a plan to regain compliance. The Company submitted a plan on March 24, 2017, and NASDAQ notified the Company on April 20, 2017 of NASDAQ’s acceptance of the plan and the granting of an extension through August 7, 2017; however, because the Company was not able to comply with the Rule, NASDAQ has determined that the Company is not eligible for a second 180 calendar day extension to comply with the Rule.

The Company may request an appeal of this determination or be scheduled for delisting; the Company appealed the determination before the NASDAQ deadline and attended a hearing on June 15, 2017. The Company is awaiting a determination from the hearing.

There can be no assurance that the Company’s plans to comply with the required bid price, minimum shareholders’ equity, market value of listed securities or net income from continuing operations will be successful. There can also be no assurance that the Company’s appeal of the determination would be successful. If the Company’s Common Stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its Common Stock would be traded on the Over-the-Counter Bulletin Board on or about the same day.

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

Giga-tronics’ competition has greater resources

Our instrument, oscillator and synthesizer products compete with Agilent/Keysight, Anritsu, and Rohde & Schwarz. All these companies have substantially greater research and development, manufacturing, marketing, financial, and technological personnel and managerial resources than us. These resources also make these competitors better able to withstand difficult market conditions than us. There can be no assurance that any products developed by the competitors will not gain greater market acceptance than any developed by us.

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

We are dependent on our management team and development and operations personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. The loss of one or more of our key employees or groups could seriously harm our business.

Impairment Loss on Capitalized Software Development Costs

The Company has capitalized certain software development costs. These costs are amortized over the expected life of the product and evaluated each reporting period for impairment. The Company examines the possibility of recovering the book value of assets based on the future cash flow to be generated from the asset. It may be necessary to recognize impairment of such asset if insufficient cash flow is generated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office and the marketing, sales and engineering offices and manufacturing facilities was previously in a 47,300 square feet facility in San Ramon, California, which we occupied under a lease agreement that expired April 30, 2017. On January 5, 2017, we entered into a seventy-seven-month commercial building lease agreement for a 23,873 square feet facility in Dublin, California which began on April 1, 2017. In April 2017, we completed our move from the San Ramon facility to the Dublin facility. We believe that our Dublin facility is adequate for our business activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

The Company is party to an Asset Purchase Agreement dated November 25, 2015 with Spanawave Corporation under which Spanawave agreed to purchase certain product lines and associated business and assets from the Company. The Company and Spanawave have been engaged in a dispute over their respective rights and obligations under the agreement and have negotiated in an effort to resolve the dispute. The agreement provides for an aggregate purchase of $1,500,000 which includes six phases plus the value of inventory. To date, the Company has received $375,000, against a contract price of $750,000, plus certain inventory payment for phases 1 through 5 of the subject businesses. Because of the dispute, the status of phase 6 (legacy signal generators), which has a contract price of another $750,000 plus the value of inventory is uncertain. On August 19, 2016, Spanawave filed an action against the Company in Contra Costa Superior Court for alleged breach of contract and alleged breach of the implied covenant of good faith and fair dealing. The complaint seeks specific performance of the agreement and damages. Spanawave’s affiliate Liberty Test Equipment also filed an arbitration claim for $440,000 under a distribution agreement between the Company and Liberty. The Company has filed cross-complaints in both the litigation and arbitration asserting breach of the respective agreements by Spanawave and Liberty. The Company had previously asserted that the distribution agreement does not extend to the products with respect to which the claim has been made. Certain customers of the lines of business sold to Spanawave are also customers of the Company’s ongoing ASG business. Continued disruption of the phase 6 signal generator business could have an adverse effect on the ASG business. The parties have negotiated in an effort to settle the dispute notwithstanding the filings. The expenses and potential liability of negotiation, any settlement or continued litigation or arbitration could have a material adverse effect on the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the Nasdaq Capital Market using the symbol ‘GIGA’. The number of record holders of our common stock as of March 25, 2017 was approximately 114. A significantly larger number of stockholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without mark-ups, mark-downs, or commission and may not reflect actual transactions.

	Fiscal Quarter			Fiscal Quarter
	2017	High	Low	2016	High	Low
First Quarter	(3/27 - 6/25)	$1.47	$1.06	(3/29 - 6/27)	$3.15	$1.43
Second Quarter	(6/26 - 9/24)	1.15	0.93	(6/28 - 9/26)	1.89	1.04
Third Quarter	(9/25 - 12/24)	0.95	0.63	(9/27 - 12/26)	3.85	0.86
Fourth Quarter	(12/25 - 3/25)	1.07	0.65	(12/27 - 3/26)	1.85	1.11

We have not paid cash dividends in the past and have no current plans to do so in the future, believing the best use of our available capital is in the enhancement of our product position. In addition, in the absence of positive retained earnings, California law permits payment of cash dividends only to the extent total assets exceed the sum of total liabilities and the liquidation preference amounts of preferred securities. At March 25, 2017, the Company’s assets were less than this sum by $1.7 million.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 25, 2017.

Equity Compensation Plan Information
No. of
securities
remaining
available for
future issuance
under equity
	No. of		compensation
	securities to be	Weighted	plans
	issued upon	average	(excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,104,500	$1.41	1,285,127
Equity compensation plans not approved by security holders	—	—	n/a
Total	1,104,500	$1.41	1,285,127

(1)

Excludes warrants issued to purchasers of units consisting of stock and warrants in private placements, to a placement agent for services in connection with a private placement and to lenders in connection with debt financing.

Issuer Repurchases

We did not repurchase any of our equity securities during the fiscal year ended March 25, 2017.

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

●

The Giga-tronics Division over the past thirty-five years has produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. Giga-tronics has recently completed a move within the test and measurement market from its legacy products to the newly developed ASG product. As part of this evolution certain legacy product lines were sold to raise additional capital. For example, we sold our SCPM product line to Teradyne in 2013, and in December of 2015, Giga-tronics sold its Power Meters, Amplifiers, and Legacy Signal Generators to Spanawave (see Note 10, Sale of Product Lines). In June of 2016, Giga-tronics sold its Switch product line to Astronics (see Note 10, Sale of Product Lines). With the sales of these legacy product lines, the Giga-tronics Division is solely focused on the ASG product in the test and measurement equipment market.

●

Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors. The Microsource YIG RADAR filters provide us with long term production and development contracts with strong gross margins.

The ASG has the potential to significantly grow our sales and achieve strong gross margins. However, we have experienced significant delays developing, manufacturing, and receiving ASG customer orders. The ASG is the most technically complex and advanced product Giga-tronics has developed and manufactured, and we have experienced delays in bringing the product to market and efficiently manufacturing it. It is also priced significantly higher than any other previous Giga-tronics product, and we have experienced longer than anticipated procurement cycles in the electronic warfare market it services. The delays in the refinement and manufacturing of the ASG, along with the longer than anticipated procurement cycles, have contributed to the increased operating losses in fiscal 2017 and prior years. Giga-tronics could continue to experience similar losses in the current fiscal year if there are further delays in ASG features currently being refined, manufacturing efficiencies are not achieved, and customer orders are delayed. To bring the ASG to its full potential, Giga-tronics may be required to seek additional working capital; however, there are no assurances that such working capital will be available, or on terms acceptable to the Company.

Significant Orders

Both the Giga-tronics Division and Microsource receive large customer orders each year. The timing of orders, and any associated milestones achievement, causes significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

In the first quarter of fiscal 2016, the Microsource business unit received a $3.0 million YIG RADAR filter order (Ongoing Production Order) associated with a fighter jet platform for which we have been manufacturing since fiscal 2014. We shipped all the $3.0 million order in fiscal 2016. In the first quarter of fiscal 2017, the Microsource business unit received a $4.5 million YIG RADAR filter order for the same fighter jet platform, representing a 50% year over year increase in the order size compared to the fiscal 2016 order. We shipped approximately $4.1 million of the fiscal 2017 order, and we expect to ship the remainder in the first quarter of fiscal 2018.

In June 2016, the Giga-tronics Division received a $3.3 million order from the United States Navy for our Real-Time Threat Emulation System (TEmS) which is a combination of the ASG hardware platform, along with software developed and licensed to the Company from a major Aerospace and Defense Company. The complete order included ASG blades, along with engineering services to integrate the Real-Time TEmS product with additional third party hardware and software for the customer. We fulfilled the order during the fourth quarter of the current fiscal year. An additional order for $542,000 was received in July 2016 from the United States Navy for our ASG hardware only platform. We fulfilled the $542,000 order in the second quarter of fiscal 2017.

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. Of this NRE service order, we delivered approximately $884,000 in services during the fiscal year ended March 25, 2017, and we expect to continue such services over the next nine to twelve months.

In December 2016, the Giga-tronics Division received a $764,000 Real-Time TEmS order from one of our customers. The order was fulfilled in the third quarter ended December 24, 2016.

In March 2017, Microsource received a $404,000 YIG RADAR filter order from one of our customers. We expect to fulfil this order in fiscal 2018.

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

Most of the deliverables under the Microsource NRE Order occurred in fiscal 2015 and early fiscal 2016. We started delivering the flight-qualified prototype hardware in the second quarter of fiscal 2017.

Results of Operations

New orders by reporting segment are as follows for the fiscal years ended:

New orders			% change
(Dollars in thousands)	2017	2016	2017 vs. 2016	2016 vs. 2015
Giga-tronics Division	$7,527	$9,668	(22)%	7%
Microsource	7,567	13,739	(45)%	63%
Total	$15,094	$23,427	(36)%	34%

New orders received in fiscal 2017 decreased by 36% to $15.1 million from the $23.4 million received in fiscal 2016. The Giga-tronics Division saw a 22% decrease in orders primarily due to the decreasing orders for the legacy and switch products which the Company no longer manufactures. The Microsource business unit saw a 45% decrease in fiscal 2017 primarily due to the receipt of a $4.5 million order for YIG RADAR filters and the receipt of a $1.9 million non-recurring engineering order in comparison to the larger $10.0 million YIG Production Order and the $3.0 million Ongoing Production Order received in fiscal 2016.

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

The following table shows order backlog and related information at fiscal year-end:

Backlog			% change
			2017 vs.	2016 vs.
(Dollars in thousands)	2017	2016	2016	2015
Backlog of unfilled orders	$11,364	$14,560	(22)%	154%
Backlog of unfilled orders shippable within one year	5,680	5,984	(5)%	15%
Backlog of unfilled orders shippable after one year	5,684	8,576	(34)%	1546%

Backlog at the end of fiscal 2017 decreased 22% compared to the end of fiscal 2016. The decrease in backlog is primarily due to the completion of the NRE order for the Microsource reporting segment as well as the fulfillment of ASG orders for the Giga-tronics division. Backlog also decreased due to the fulfillment of the legacy and switch product lines as the Company sold these products lines in fiscal 2017.

The allocation of net sales by reporting segment was as follows for the fiscal years shown:

Allocation of Net Sales			% change
			2017 vs.	2016 vs.
(Dollars in thousands)	2017	2016	2016	2015
Giga-tronics Division	$8,021	$8,679	(8)%	(5)%
Microsource	8,246	5,917	39%	(37)%
Total	$16,267	$14,596	11%	(21)%

Net sales for the fiscal year ended March 25, 2017 were $16.3 million, an increase of 11%, compared to $14.6 million for the fiscal year ended March 26, 2016. Microsource saw an increase of approximately $2.3 million in net sales, from $5.9 million in fiscal 2016 to $8.2 million in fiscal 2017. The increase in net sales for Microsource over the prior fiscal year was primarily due to an increase in YIG RADAR filter shipments and completion of certain related nonrecurring engineering (NRE) services.

The Giga-tronics division saw a decrease of approximately $700,000 in net sales, from $8.7 million in fiscal 2016 to $8.0 million in fiscal 2017. The decrease in net sales for the Giga-tronics division over the prior fiscal year was primarily due to lower legacy product sales mainly due to recent product line divestitures which was partially offset by an increase in the ASG product shipments. In fiscal 2017, the Company recorded $5.2 million of sales associated with the ASG product compared to $1.8 million recorded in fiscal 2016.

Net sales in fiscal 2016 were $14.6 million, a 21% decrease from $18.5 million in fiscal 2015. Sales for the Giga-tronics Division decreased 5%, or $444,000, primarily due to the $1.2 million decrease in the legacy products sold to Spanawave Corporation (See Note 10, Sale of Product Lines), the $905,000 decrease in the size of the Navy 8003 order in fiscal 2016, which were partially offset by a $1.3 million increase in ASG shipments and a $383,000 increase in 4600 Switch product shipments. Net sales for Microsource decreased 37% primarily due to the winding down of the NRE Order.

The allocation of gross margins by reporting segment was as follows for the fiscal years shown:

Gross Margin			% change
			2017 vs.	2016 vs.
(Dollars in thousands)	2017	2016	2016	2015
Giga-tronics Division	$1,512	$2,360	(36)%	(33)%
Microsource	3,039	2,261	34%	(50)%
Total	$4,551	$4,621	(2)%	(42)%

Gross margin remained relatively flat year over year. The Giga-tronics gross margin was negatively impacted by inventory parts which were transferred to Astronics and Spanawave at cost, non-cash charges totaling approximately $477,000 associated with the amortization of capitalized software costs as the Company started shipping its ASG TEmS units in fiscal 2017 and unabsorbed factory overhead variances. The increase in Microsource gross margin was primarily due to the increase in net sales.

Gross margin decreased in fiscal 2016 to $4.6 million from $8.0 million for fiscal 2015. The decrease in Giga-tronics gross margin was due to rework associated with the initial pilot manufacturing run of the ASG, and overhead being absorbed by fewer shipments. The decrease in Microsource was primarily due to the decrease in net sales associated with the NRE Order, which had a lower cost of sales compared to product sales and overhead being absorbed by fewer shipments.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses			% change
(Dollars in thousands)	2017	2016	2017 vs. 2016	2016 vs. 2015
Engineering	$2,254	$2,806	(20)%	(13)%
Selling, general and administrative	4,641	5,522	(16)%	15%
Total	$6,895	$8,328	(17)%	44%

Operating expenses decreased 17%, or $1.4 million in fiscal 2017 compared to fiscal 2016. Engineering expenses decreased $552,000 during fiscal 2017 when compared to fiscal 2017 primarily due to a decrease in personnel related expenses as a result of the sale of the Switch and Legacy product lines. Engineering expenses were also lower in fiscal 2017 due to certain engineers having been assigned to a Microsource nonrecurring engineering project that is recorded as cost of sales. Selling, general and administrative expenses decreased 16% or $881,000 primarily due to a decrease of $631,000 associated with the non-cash stock based compensation (primarily in connection with director compensation); a decrease in outside services related to management consulting, and a decrease in bonuses and commissions as a result of the sale of the legacy products to Astronics and Spanawave.

Operating expenses increased 4%, or $335,000 in fiscal 2016 compared to fiscal 2015. Engineering expenses decreased $404,000 during fiscal 2016 when compared to fiscal 2015 primarily due to development costs incurred in fiscal 2015 associated with the Switch product. Selling, general and administrative expenses increased 15% or $739,000 primarily due to a $200,000 increase in outside services related to financial services and management consulting, a $167,000 increase in sales and marketing efforts associated with our new ASG, a $155,000 increase in officer salaries, and a $113,000 increase in non-cash stock based compensation.

Derivative Liability

In fiscal 2017, we recorded a gain of $131,000 related to revaluation of the derivative liability, associated with warrants issued with the PFG Loan. In fiscal 2016, we recorded a loss of $12,000 related to revaluation of the derivative liability, associated with warrants issued with the PFG Loan (see Note 8, Term Loan, Revolving Line of Credit and Warrants).

Gain on Sale of Product Line

On June 20, 2016, the Company entered into an Asset Purchase agreement for the sale of its Switch product line to Astronics. Upon signing the agreement, Astronics paid $850,000 to the Company for the intellectual property of the product line. The Company recognized a net gain of $802,000 in the first quarter ended June 25, 2016 after related expenses were subtracted from the sales price. The gain is included in the accompanying consolidated financial statements (see Note 10, Sale of Product Lines).

Net Interest Expense

Net interest expense in fiscal 2017 was $133,000 a decrease of $250,000 over fiscal 2016. Interest expense decreased in fiscal 2017 over fiscal 2016 primarily due to the lower principal balances on the PFG loan. For fiscal 2017, interest expense includes $22,000 of accretion of discounts on the PFG Loan and Warrant Debt compared to $165,000 recorded in fiscal 2016 (see Note 8, Term Loan, Revolving Line of Credit and Warrants).

Net Loss

Net loss was $1.5 million in fiscal 2017, compared to a net loss of $4.1 million in fiscal 2016. The lower net loss recorded in fiscal 2017 was primarily due to increased revenues as well as lower operating expenses discussed above. Net loss was also lower due to the $802,000 gain recorded associated with the sale of the Switch product line in the first quarter of fiscal 2017 as discussed above.

Net Inventories

Inventories consisted of the following:

Net Inventories			% change
	March 25,	March 26,	2017 vs.
(Dollars in thousands)	2017	2016	2016
Raw materials	$1,775	$3,489	(49)%
Work-in-progress	2,155	2,156	—
Finished goods	473	2	2355%
Demonstration inventory	408	47	768%
Total	$4,811	$5,694	(16)%

Net inventories decreased by $883,000 from March 26, 2016 to March 25, 2017. Raw materials inventory decreased primarily due to the sale of the legacy and switch product lines. The increase in finished goods inventory is primarily driven by the timing of YIG filter production, demonstration inventory increased due to the addition of demo units to support ASG sales efforts.

Financial Condition and Liquidity

As of March 25, 2017, Giga-tronics had $1.4 million in cash and cash-equivalents, compared to $1.3 million as of March 26, 2016. Working capital at the end of fiscal year 2017 was $620,000 as compared to $1.8 million at the end of fiscal year 2016. The current ratio (current assets divided by current liabilities) at March 25, 2017 was 1.09 as compared to 1.23 at March 26, 2016. The fiscal 2017 decrease in working capital was primarily attributable to our net losses.

Cash used in operating activities was $56,000 in fiscal 2017. Cash used in operating activities is primarily attributable to our net loss, a decrease of $1.2 million in accounts receivable, a decrease of $817,000 in accounts payable, a decrease of $883,000 in inventory and a decrease of $810,000 in deferred revenue. These were partially offset by non-cash charges of $286,000 for stock based compensation and $827,000 for depreciation and amortization. Cash used in operating activities was $3.0 million in fiscal 2016. Cash used in operating activities was primarily due to the net loss of $4.1 million, partially offset by non-cash charges of $925,000 for stock based compensation, $321,000 for depreciation and amortization, and $165,000 for accretion of discounts on loan and warrant debt.

Cash provided by investing activities was $809,000. Cash provided by investing activities in fiscal 2017 resulted primarily from a cash payment from Astronics of $850,000 pertaining to the sale of our Switch product line, as well as a cash payment from Spanawave of $750,000 pertaining to the sale of our legacy product lines. The Company and Spanawave have been engaged in a dispute as to whether the Company has fulfilled all the requirements to close phases one through five and to the application of $375,000 related to the proposed commencement of phase 6 which was received during the first quarter of fiscal 2017. The parties are attempting to resolve this dispute, and the Company returned the $375,000 to Spanawave on July 28, 2016. The cash payments were partially offset by additions to property and equipment of $41,000. Cash provided by investing activities was $183,000 and included $375,000 received from Spanawave for the initiation of data transfer pertaining to the sale of our legacy product lines as well as additions to property and equipment of $192,000 in fiscal 2016 compared to $16,000 in fiscal 2015. The additions in both fiscal 2017 and fiscal 2016 were associated with equipment required to manufacture the ASG.

Cash used in financing activities in fiscal year 2017 was $663,000, primarily due to the repayment of the Company’s term loan with PFG and a portion of the line of credit with Bridge Bank. Cash provided by financing activities in fiscal year 2016 was $3.0 million, primarily due to $3.1 million in net proceeds from a Private Placement completed in the fourth quarter of fiscal 2016.

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

We incurred net losses of $1.5 million for fiscal 2017, which have contributed to an accumulated deficit of $25.6 million as of March 25, 2017.

We experienced delays in the development of features, orders, and shipments for the new ASG. These delays have significantly contributed to a decrease in working capital from $1.8 million on March 26, 2016, to $620,000 on March 25, 2017. The new ASG product has now shipped to several customers, but potential delays in the refinement of features, longer than anticipated sales cycles, or the ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, we rely on advances under the line of credit with Bridge Bank. The line of credit which expired on May 7, 2017, was renewed through May 6, 2019 (see Note 20, Subsequent Events). The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in our business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of March 25, 2017, outstanding borrowings and additional borrowing capacity under the line of credit were $582,000 and $234,000, respectively.

These matters raise substantial doubt as to our ability to continue as a going concern.

To address these matters, our management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs:

●

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. The Company delivered NRE services for approximately $884,000 during fiscal 2017 and we expect to continue such services over the next nine to twelve months.

●

On April 27, 2017, we entered into a loan agreement with Partners For Growth V, L.P. (“PFG”). Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000, with funding occurring on April 28, 2017. The loan has a two-year term, with interest only payments for the term of the loan (see Note 20, Subsequent Events).

●

With the elimination of Giga-tronics Switch, Power Meter, Amplifier, and Signal Generator legacy product lines resulting from the Asset Purchase Agreements with Spanawave and Astronics, (see Note 10, Sale of Product Lines), we have been able to reduce the number of employees from 71 in fiscal 2016 to 57 in fiscal 2017, while providing additional cash for operations from the proceeds of the sales. We are also anticipating reductions in overhead costs by relocating our operations into a smaller facility beginning in fiscal 2018.

●	In May 2017, we renewed our accounts receivable line of credit with Bridge Bank through May 6, 2019.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG Production Order. We started shipping the YIG Production Order in the second quarter of fiscal 2017, and we expect to ship the remainder through fiscal 2020.

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

Our historical operating results and forecasting uncertainties indicate that substantial doubt exists related to our ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, we should have the necessary liquidity to continue operations at least twelve months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. Forecasting uncertainties also exist with respect to the ASG product line due to the potential longer than anticipated sales cycles, as well as with potential delays in the refinement of certain features, and/or our ability to efficiently manufacture it in a timely manner.

Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The accompanying Consolidated Financial Statements do not include any adjustments that might result if we were unable to do so.

Contractual Obligations

We leased our San Ramon facility under an operating lease that expired in April 2017. On January 5, 2017, we entered a seventy-seven-month commercial building lease agreement for a 23,873 square feet facility in Dublin, California. The new lease began on April 1, 2017. We also lease certain equipment under operating leases. Total future minimum lease payments under these leases amount to approximately $2.9 million, of which $421,000 is scheduled to be paid in fiscal 2018.

We lease equipment under capital leases that expire through September 2020. The future minimum lease payments under these leases are approximately $202,000.

We are committed to purchase certain inventory under non-cancelable purchase orders. As of March 25, 2017, total non– cancelable purchase orders were approximately $541,000 and are scheduled to be delivered to the Company at various dates through March 2018.

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

Going Concern

We evaluate our relevant conditions and events that are known and reasonably knowable at the date that our financial statements are issued. This includes Management’s preparation and review of a forecasting process that evaluates a twelve-month horizon period post issuance of the consolidated financial statements. Management responds to the known and reasonably knowable circumstances that give rise to our initial doubt as a going concern by implementing plans that are reasonably sufficient to overcome the conditions that give rise to our ability to continue as a going concern. Our Consolidated Financial Statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result if we were unable to do so.

Software Development Costs

We expense development costs included in the research and development of new products and enhancements to existing products as incurred, until technological feasibility in the form of a working model has been established. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when our product’s technological feasibility has been established and ending when the product is available for general release to our customers.

Discontinued Operations

We review reporting and presentation requirements for discontinued operations in accordance with the guidance provided by ASC 205-20 as we move to newer technology within the test and measurement market from legacy products to the newly developed Advanced Signal Generator. The disposal of these product line sales represent an evolution of the Company’s Giga-tronics Division to a more sophisticated product offered to the same customer base. The Company has evaluated the sales of product lines (see Note 10, Sale of Product Lines) concluding that each product line does not meet the definition of a “component of an entity” as defined by ASC 205-20.We are able to distinguish revenue and gross margin information as disclosed in Note 10, Sale of Product Lines to the accompanying financial statements; however, operations and cash flow information is not clearly distinguishable and the company is unable to present meaningful information about results of operations and cash flows from those product lines.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIGA-TRONICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)	March 25, 2017	March 26, 2016
Assets
Current assets:
Cash and cash-equivalents	$1,421	$1,331
Trade accounts receivable, net of allowance of $45, respectively	954	2,129
Inventories, net	4,811	5,694
Prepaid expenses and other current assets	452	318
Total current assets	7,638	9,472
Property and equipment, net	528	837
Other long term assets	175	8
Capitalized software development costs, net	733	876
Total assets	$9,074	$11,193
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$582	$800
Current portion of long term debt, net of discount	—	370
Accounts payable	1,107	1,924
Accrued payroll and benefits	583	647
Deferred revenue	3,614	2,804
Deferred rent	—	110
Capital lease obligations	50	44
Deferred Liability related to asset sale	375	375
Other current liabilities	707	621
Total current liabilities	7,018	7,695
Warrant liability, at estimated fair value	222	353
Long term obligations - capital lease	114	165
Total liabilities	7,354	8,213
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value; Authorized - 1,000,000 shares
Series A - designated 250,000 shares; no shares at March 25, 2017 and March 26, 2016 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at March 25, 2017 and March 26, 2016 issued and outstanding; (liquidation preference of $3,540 at March 25, 2017 and March 26, 2016)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 9,594,203 shares at March 25, 2017 and 9,549,703 at March 26, 2016 issued and outstanding	24,390	24,104
Accumulated deficit	(25,581)	(24,035)
Total shareholders' equity	1,720	2,980
Total liabilities and shareholders' equity	$9,074	$11,193

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	March 25,	March 26,
(In thousands except per share data)	2017	2016

Net sales	$16,267	$14,596
Cost of sales	11,716	9,975
Gross margin	4,551	4,621

Operating expenses:
Engineering	2,254	2,806
Selling, general and administrative	4,641	5,522
Total operating expenses	6,895	8,328

Operating loss	(2,344)	(3,707)

Gain/(loss) on adjustment of warrant liability to fair value	131	(12)
Other (expense) income (Gain on sale of product line)	802	—
Interest expense:
Interest expense, net	(111)	(218)
Interest expense from accretion of loan discount	(22)	(165)
Total interest expense, net	(133)	(383)
Loss before income taxes	(1,544)	(4,102)
Provision for income taxes	2	2
Net loss	$(1,546)	$(4,104)

Loss per common share - basic	$(0.16)	$(0.59)
Loss per common share - diluted	$(0.16)	$(0.59)

Weighted average common shares used in per share calculation:
Basic	9,550	6,941
Diluted	9,550	6,941

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 28, 2015	18,534	$2,911	6,706,065	$19,975	$(19,931)	$2,955
Net loss					(4,104)	(4,104)
Option exercises			48,550	77		77
Share based compensation				925		925
Shares issued for net settlement of warrant			7,216	—		—
Proceeds from common offering, net of issuance cost			2,787,872	3,127		3,127
Balance at March 26, 2016	18,534	2,911	9,549,703	24,104	(24,035)	2,980
Net loss					(1,546)	(1,546)
Restricted stock granted			44,500	—
Share based compensation				286		286
Balance at March 25, 2017	18,534	$2,911	9,594,203	$24,390	$(25,581)	$1,720

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	March 25, 2017	March 26, 2016
Cash flows from operating activities:
Net loss	$(1,546)	$(4,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	827	321
Share based compensation	286	925
Accretion of discounts on debt and amortization of issuance costs	30	165
Adjustment of warrant liability to fair value	(131)	12
Capitalized software development costs	(334)	(876)
Change in other long term assets	(167)	66
Gain on sale of product line	(802)	—
Change in deferred rent	(110)	(128)
Changes in operating assets and liabilities:
Trade accounts receivable	1,175	225
Inventories	883	(2,329)
Prepaid expenses and other assets	(134)	(3)
Accounts payable	(817)	915
Accrued payroll and benefits	(64)	(31)
Deferred revenue	810	1,677
Other current liabilities	38	120
Net cash used in operating activities	(56)	(3,045)

Cash flows from investing activities:
Purchases of property and equipment	(41)	(192)
Cash received from sale of product line	1,225	375
Cash returned related to sale of product line	(375)	—
Net cash provided by investing activities	809	183

Cash flows from financing activities:

Proceeds from exercise of stock options	—	77
Payments on capital leases	(45)	(81)
Proceeds from line of credit	—	1,800
Repayments of line of credit	(218)	(1,000)
Repayments of debt	(400)	(900)
Proceeds from issuance of common stock, net of issuance costs of $278	—	3,127
Net cash (used in) provided by financing activities	(663)	3,023

Increase in cash and cash-equivalents	90	161

Beginning cash and cash-equivalents	1,331	1,170
Ending cash and cash-equivalents	$1,421	$1,331

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$77	$165
Supplementary disclosure of noncash investing and financing activities:
Equipment acquired under capital lease	$—	$163
Equipment acquired with reduction of other current asset	$—	$49
Fully depreciated equipment disposal	$174	$—
Equipment acquired with an increase in accounts payable	$—	$36

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Giga-tronics Incorporated (“Giga-tronics”) and its wholly-owned subsidiary, Microsource Incorporated (“Microsource”), collectively the “Company”. The Company’s corporate office and manufacturing facilities are located in Dublin, California.

Giga-tronics Division designs, manufactures and markets the new Advanced Signal Generator (ASG) for the electronic warfare market. The Giga-tronics Division over the past thirty-five years has produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. Giga-tronics has recently completed a move within the test and measurement market from legacy products to the newly developed ASG. As part of this evolution certain legacy product lines were sold to raise additional capital. For example, we sold our SCPM line to Teradyne in 2013, and in December of 2015 we sold our Power Meters, Amplifiers, and Legacy Signal Generators to Spanawave Corporation (see Note 10, Sale of Product Lines). In June of 2016 we sold our Switch product line to Astronics (see Note 10, Sale of Product Lines). These transactions will allow us to increase our focus on the ASG and Microsource YIG RADAR filters. With the sales of these legacy product lines, the Giga-tronics Division is solely focused on the ASG product in the test and measurement equipment market.

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

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2017 ended on March 25, 2017 resulting in a 52 week year. Fiscal year 2016 ended on March 26, 2016, also resulting in a 52 week year. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones are based on product shipping while others are based on design review. In fiscal 2015 the Company’s Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis. The Company considered factors such as estimated completion dates and product acceptance of the order prior to accounting for the NRE Order as milestone revenue. During the fiscal years ended March 25, 2017 and March 26, 2016, revenue recognized on a milestone basis were $478,000 and $1.0 million, respectively.

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

The activity in the allowance account for doubtful accounts is as follows for the years ended March 25, 2017 and March 26, 2016:

(Dollars in thousands)	March 25, 2017	March 26, 2016
Beginning balance	$45	$45
Provisions for doubtful accounts	—	—
Write-off of doubtful accounts	—	—
Ending balance	$45	$45

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

Research and Development Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on the Company’s behalf and indirect costs are expensed as operating expenses when incurred. Research and development costs totaled approximately $2.3 million and $2.8 million for the years ended March 25, 2017 and March 26, 2016, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 25, 2017, and March 26, 2016, management believes there has been no impairment of the Company’s long-lived assets.

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

Product Development Costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other product development costs are charged to operations as incurred. Capitalized pre-production costs included in inventory were immaterial as of March 25, 2017 and March 26, 2016.

Software Development Costs Development costs included in the research and development of new software products and enhancements to existing software products are expensed as incurred, until technological feasibility in the form of a working model has been established. Capitalized development costs are amortized over the expected life of the product and evaluated each reporting period for impairment. During the fourth quarter of fiscal 2017, the Company revised its estimates in accounting for the amortization of the capitalized software costs due to the long procurement cycle associated with the product. The Company had previously elected to amortize the capitalized software costs on a straight-line basis over a three year period, however, the Company revised its estimates based on the percentage of revenue associated with the current period revenues. This change in estimate increased the Company’s cost of sales by $342,000 in fiscal 2017. As of March 25, 2017, and March 26, 2016, capitalized software development costs were $733,000 and $876,000 respectively. As of March 25, 2017, amortization of capitalized software was $476,000. There was no amortization for the fiscal year ended March, 26, 2016 as the Company released the ASG product to its customers in the third quarter of fiscal 2017.

Discontinued Operations The Company reviews its reporting and presentation requirements for discontinued operations as it moves to newer technology within the test and measurement market from legacy products to the newly developed Advanced Signal Generator. The disposal of these product line sales represents an evolution of the Company’s Giga-tronics Division to a more sophisticated product offered to the same customer base. The Company has evaluated the sales of product lines (see Note 10, Sale of Product Lines) concluding that each product line does not meet the definition of a “component of an entity” as defined by ASC 205-20.The Company is able to distinguish revenue and gross margin information as disclosed in Note 10, Sale of Product Lines to the accompanying financial statements; however, operations and cash flow information is not clearly distinguishable and the company is unable to present meaningful information about results of operations and cash flows from those product lines.

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

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the statements of cash flows. These excess tax benefits were not significant for the Company for the fiscal years ended March 25, 2017 or March 26, 2016.

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

Financial Instruments and Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist of cash, cash-equivalents and trade accounts receivable. The Company’s cash-equivalents consist of overnight deposits with federally insured financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security. At March 25, 2017, three customers combined accounted for 67% of consolidated gross accounts receivable. At March 26, 2016, three customers combined accounted for 52% and 65% of consolidated gross accounts receivable.

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

Recently Issued Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company adopted this accounting standard as of March 25,2017.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this ASU by the Company, changed the presentation of certain debt issuance costs, which are reported as a direct offset to the applicable debt on the balance sheet.

In August 2015, the FASB issued ASU 2015-15 – “ Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, Previously, on April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs , which required entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company’s adoption of ASU 2015-15 in fiscal 2017 did not have a material impact on its financial statements.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 (“ASU 2017-04”), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 amends the guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the standard will have a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all the amendments in the same period. The Company is currently evaluating the impact of the new guidance and timing of adoption, but does not expect that the standard will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations for leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods ending after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. ASU 2014-09 establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. ASU 2014-09 was further updated in March, April, May, and December 2016 to provide clarification on a number of specific issues as well as requiring additional disclosures. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. The Company has not yet completed its evaluation of the impact of ASU 2014-09 on its past and future revenue recognition and related disclosure.

2	Going Concern and Management’s Plan

The Company incurred net losses of $1.5 million and $4.1 million in the fiscal years ended March 25, 2017 and March 26, 2016, respectively. These losses have contributed to an accumulated deficit of $25.6 million as of March 25, 2017.

The Company has experienced delays in the development of features, orders, and shipments for the new ASG. These delays have significantly contributed to a decrease in working capital from $1.8 million on March 26, 2016, to $620,000 on March 25, 2017. The new ASG product has now shipped to several customers, but potential delays in the refinement of features, longer than anticipated sales cycles, or the ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank. The line of credit which expired on May 7, 2017, was renewed through May 6, 2019 (see Note 20, Subsequent Events). The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of March 25, 2017, the line of credit had a balance of $582,000, and additional borrowing capacity of $234,000, respectively.

These matters raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these matters, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. The Company delivered NRE services for approximately $884,000 during fiscal 2017 and we expect to continue such services over the next nine to twelve months.

●	On April 27, 2017, the Company entered into a new loan agreement with PFG. Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000, with funding occurring on April 28, 2017. The loan has a two-year term, with interest only payments for the term of the loan (see Note 20, Subsequent Events).

●

With the elimination of Giga-tronics Switch, Power Meter, Amplifier, and Signal Generator legacy product lines resulting from the Asset Purchase Agreements with Spanawave and Astronics, (see Note 10, Sale of Product Lines), the Company has been able to reduce the number of employees from 71 in fiscal 2016 to 57 in fiscal 2017, while providing additional cash for operations from the proceeds of the sales. We are also anticipating reductions in overhead costs by relocating our operations into a smaller facility beginning in fiscal 2018.

●	In May 2017, the Company renewed its accounts receivable line of credit with Bridge Bank through May 6, 2019.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG Production Order. The Company started shipping the YIG Production Order in the second quarter of fiscal 2017, and we expect to ship the remainder through fiscal 2020.

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

The Company’s historical operating results and forecasting uncertainties indicate that substantial doubt exists related to the Company’s ability to continue as a going concern. Forecasting uncertainties exist with respect to the ASG product line due to the potential longer than anticipated sales cycles as well as with potential delays in the refinement of certain features, and/or the Company’s ability to efficiently manufacture it in a timely manner.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

3	Cash and Cash-Equivalents

Cash and cash-equivalents of $1.4 million and $1.3 million at March 25, 2017 and March 26, 2016, respectively, consisted of demand deposits with a financial institution that is a member of the Federal Deposit Insurance Corporation (FDIC). At March 25, 2017, $1.1 million of the Company’s demand deposits exceeded FDIC insurance limits.

4	Inventories

Inventories, net of reserves, consisted of the following:

(Dollars in thousands)	March 25, 2017	March 26, 2016
Raw materials	$1,775	$3,489
Work-in-progress	2,155	2,156
Finished goods	473	2
Demonstration inventory	408	47
Total	$4,811	$5,694

5	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

(Dollars in thousands)	March 25, 2017	March 26, 2016
Leasehold improvements	$327	327
Machinery and equipment	4,330	4,604
Computer and software	678	647
Furniture and office equipment	231	121
	5,566	5,699
Less: accumulated depreciation and amortization	(5,038)	(4,862)
Total	$528	$837

6	Software Development Costs

On September 3, 2015, the Company entered into a software development agreement with a major aerospace and defense company whereby the aerospace company developed and licensed its simulation software to the Company. The simulation software (also called Open Loop Simulator or OLS technology) is currently the aerospace company’s intellectual property. The OLS technology generates threat simulations and enables various hardware to generate signals for performing threat analysis on systems under test. The Company licenses the OLS software as a bundled or integrated solution with its Advanced Signal Generator system.

The Company paid the aerospace company software development costs and fees for OLS of $1.2 million in the aggregate (this includes an amendment to the software development agreement for additional features and functionality), which was paid in monthly installments as the work was performed by the aerospace company through the third quarter of fiscal 2017. The OLS technology is a perpetual license agreement that may be terminated by the Company at any time as long as the Company provides a notice to the aerospace company and pays for the development costs incurred through the notice termination date. The Company is also obligated to pay royalties to the aerospace company on net sales of its Advanced Signal Generator product sold with the OLS software equal to seven percent of net sales price of each ASG system sold and subject to certain minimums. The Company expenses research and development costs as they are incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.

As of March 25, 2017, and March 26, 2016, capitalized software costs were $733,000 and $876,000, respectively. The Company began amortizing the costs of capitalized software to cost of sales in fiscal 2017 using the percentage of revenue approach. During the fourth quarter of fiscal 2017, the Company revised its estimates in accounting for the amortization of the capitalized software costs due to the long procurement cycle associated with the product. The Company had previously elected to amortize the capitalized software costs on a straight-line basis over a three year period, however, the Company revised its estimates based on the percentage of revenue associated with the current period revenues. This change in estimate increased the Company’s cost of sales by $342,000 in fiscal 2017. Amortization of capitalized software costs recorded were $476,000 during fiscal 2017. There was no amortization recorded in fiscal 2016 as the Company had not yet released its ASG TEmS units in fiscal 2016.

7	Accounts Receivable Line of Credit

On June 1, 2015, the Company entered a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The credit facility agreement replaced the line of credit with Silicon Valley Bank which expired April 15, 2015. The agreement provides for a maximum borrowing capacity of $2.5 million of which $2.0 million is subject to a borrowing base calculation and $500,000 is non-formula based.

The loan is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matured on May 6, 2017 but was renewed through May, 6, 2019 (see Note 20, Subsequent Event) and bears an interest rate equal to 1.5% over the bank’s prime rate of interest (which was 3.75% March 25, 2017 resulting in an interest rate of 5.25%). Interest is payable monthly with principal due upon maturity. The Company paid a commitment fee of $12,500. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 135% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement).

As of March 25, 2017, the Company was in compliance with all the financial covenants under the agreement. The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of March 25, 2017, the Company’s total outstanding borrowings and remaining borrowing capacity under the Bridge Bank line of credit were $582,000 and $234,000, respectively.

8	Term Loan, Revolving Line of Credit and Warrants

On March 13, 2014, the Company entered into a three year, $2.0 million term loan agreement with PFG under which the Company received $1.0 million on March 14, 2014.

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

Interest on the initial $1.0 million term loan was fixed at 9.75% and required monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The Company may prepay the loan at any time prior to maturity by paying all future scheduled principal and interest payments. As of March 25, 2017, the debt was fully repaid.

The PFG Loan was secured by all the assets of the Company under a lien that is junior to the Bridge Bank debt described in Note 7, and limits borrowing under the Bridge Bank credit line limit to $2.5 million. The Company paid a loan fee of $30,000 upon the initial draw (“First Draw”) and $15,000 for the June 2014 Amendment. The loan fees paid were recorded as prepaid expenses and amortized to interest expense over the term of the PFG amended loan agreement.

The loan agreement contained financial covenants associated with the Company achieving minimum quarterly net sales and maintaining a minimum monthly shareholders’ equity. In the event of default by the Company, all or any part of the Company’s obligation to PFG could become immediately due. As of March 25, 2017, the Company was in compliance with all the financial covenants under the agreement.

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

As of March 25, 2017, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $133,000 and $89,000, respectively, for a combined value of $222,000. As of March 26, 2016, the estimated fair value of the derivative liability associated with the warrant issued in connection with the First Draw and Amendment was $212,000 and $141,000, respectively for a combined value of $353,000. The change in the fair value of the warrant liability totaled $131,000 for the fiscal year ended March 25, 2017 and is reported in the accompanying statement of operations as a gain on adjustment of derivative liability to fair value. The change in the fair of the warrant liability totaled $12,000 for the fiscal year ended March 26, 2016 and is reported as a loss on adjustment of derivative liability to fair value.

The initial $1.0 million in proceeds under the term loan agreement were allocated between the PFG Loan and the warrants based on their relative fair values on the date of issuance which resulted in initial carrying values of $822,000 and $178,000, respectively. The resulting discount of $178,000 on the PFG Loan was accreted to interest expense under the effective interest method over the term of the PFG Loan, and as of March 25, 2017 had been fully accreted since the $1.0 million had been fully repaid.

The proceeds from the $500,000 credit line issued in connection with the Amendment were allocated between the PFG Loan and the warrants based on their relative fair values on the date of issuance which resulted in initial carrying values of $365,000 and $135,000, respectively. The resulting discount of $135,000 on the PFG Loan was accreted to interest expense under the effective interest method over the of the PFG Loan, and as of March 26,2016 had been fully accreted since the $500,000 from the Amendment had been fully repaid.

For the fiscal years ended March 25, 2017 and March 26, 2016, the Company recorded accretion of discount expense associated with the warrants issued with the PFG Loan of $22,000 and $165,000, respectively.

On April 27, 2017, the Company entered into a new loan agreement with PFG. Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000, with funding occurring on April 28, 2017. The loan has a two-year term, with interest only payments for the term of the loan (see Note 20, Subsequent Events).

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

At March 25, 2017 and March 26, 2016, the carrying amounts of the Company’s term debt was zero and $379,000, respectively. The estimated fair value totaled $384,000 at March 26, 2016, the fair value at March 25, 2017 was zero as the loan was paid in full in fiscal 2017. The fair value at March 26, 2016 was calculated using a discounted cash flow model and utilized a 20% discount rate. The rate was commensurate with market rates given the remaining term, principal repayment schedule, the Company’s creditworthiness and outstanding loan balance.

The Company’s derivative warrant liability is measured at fair value on a recurring basis and is categorized as Level 3 in the fair value hierarchy. The derivative warrant liability is valued using a Monte Carlo simulation model, which used the following assumptions as of March 25, 2017: (i) the remaining expected life of 2.0 years, (ii) the Company’s historical volatility rate of 101.1%, (iii) risk-free interest rate of 1.26%, and (iv) a discount rate of twenty four percent.

The aforementioned derivative warrant liability is the Company’s only asset and liability recognized and measured at fair value on a recurring or non-recurring basis and was follows:

Fair Value Measurements as of Mar. 25, 2017 (In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$222
Total	$—	—	$222

Fair Value Measurements as of March 26, 2016 (In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$353
Total	$—	$—	$353

There were no transfers between Level 1, Level 2 or Level 3 for the fiscal years ended March 25, 2017 and March 26, 2016.

The table below summarizes changes in gains and losses recorded in earnings for Level 3 assets and liabilities that are still held at March 25, 2017:

	Years Ended
(In thousands)	Mar. 25, 2017	Mar. 26, 2016
Warrant liability at beginning of year	$353	$341
Gains on adjustment of warrant liability to fair value	(136)	—
Losses on adjustment of warrant liability to fair value	5	12
Warrant liability at end of period	$222	$353

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non- recurring basis at March 25, 2017 and March 26, 2016.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 25, 2017 and March 26, 2016:

March 25, 2017	Valuation Technique(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	24%

March 26, 2016	Valuation Techniques(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	20%

The discount rate of twenty four percent is management’s estimate of the cost of capital given the Company’s credit worthiness. A significant increase in the discount rate would significantly decrease the fair value, but the magnitude of this decrease would be less significant in a scenario where the Company’s stock price is significantly higher than the exercise price since the holder’s option to take a cash payment at maturity represents a smaller component of the total fair value when the Company’s stock price is higher.

The Monte Carlo simulation model simulated the Company’s stock price through the maturity date of March 31, 2019. At the end of the simulated period, the value of the warrant was determined based on the greater of (1) the net share settlement value, (2) the net exercise value, or (3) the fixed cash put value.

10	Sale of Product Lines

On June 20, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Switch product line to Astronics Test Systems Inc. (Astronics). Upon signing the agreement, Astronics paid $850,000 for the intellectual property of the product line. The Company recognized a net gain of $802,000 in the first quarter of fiscal 2017 after related expenses were subtracted from the sales price. The following table presents the breakdown of the gain recognized related to the asset sale:

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

During fiscal 2017, the Switch product line accounted for $2.1 million in product revenue. Gross margins for the Switch product line for the fiscal year ended March, 25, 2017 was $437,000. During fiscal 2016, the Switch product line accounted for $2.7 million in product revenue. Gross margins for the Switch product line for the fiscal year ended March, 26, 2016 was $958,000. While the Company is able to distinguish revenue and gross margin information related to the sale of the Switch product line to Astronics, the Company is unable to present meaningful information about results of operation and cash flows from the Switch product line.

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

During fiscal 2017, the Company had received $750,000 from Spanawave under the agreement. Of this amount, the Company returned $375,000 to Spanawave on July 28, 2016 resulting from the dispute regarding the status of phases one through five. The remaining $375,000 is included in deferred liability related to asset sales in the consolidated balance sheet. In addition, in June 2016, the Company received approximately $275,000 in exchange for raw material purchases. The purchase price of the raw materials approximated its carrying value, therefore no gain or loss was recognized. The parties are currently attempting to resolve this dispute. No gain has been recognized in connection with this product line sale because of the aforementioned dispute. These product lines accounted for approximately $592,000 and $2.7 million in revenue during the fiscal year ended March 25, 2017, and March 26, 2016, respectively. There was no margin associated with the revenue derived in fiscal 2017 as the revenues were primarily related to inventory transfer at book value. For the fiscal year ended March 26, 2016, gross margin was $240,000. While the Company is able to distinguish revenue and gross margin information related to the sale of these product lines, the Company is unable to present meaningful information about results of operation and cash flows from these product lines.

11	Selling and Advertising Expenses

Selling expenses consist primarily of salaries to employees and commissions paid to various sales representatives and marketing agencies. Commission expense totaled $121,000 and $172,000 for fiscal 2017 and 2016, respectively. Advertising costs, which are expensed as incurred, totaled $58,000 and $123,000 for fiscal 2017 and 2016, respectively.

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

The tables below present information for the fiscal years ended in 2017 and 2016.

March 25, 2017 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$8,021	$8,246	$16,267
Interest expense, net	133	—	133
Depreciation and amortization	820	7	827
Capital expenditures	41	—	41
Income/(Loss) before income taxes	(2,702)	1,158	(1,544)
Assets	6,433	2,641	9,074

March 26, 2016 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$8,679	$5,917	$14,596
Interest expense, net	383	—	383
Depreciation and amortization	301	20	321
Capital expenditures	192	—	192
Income/(Loss) before income taxes	(4,119)	17	(4,102)
Assets	8,059	3,134	11,193

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense- related customers. In fiscal 2017 and 2016, U.S. government and U.S. defense-related customers accounted for 78% and 71% of sales, respectively. During fiscal 2017, the Boeing Company accounted for 33% of the Company’s consolidated revenues at March 25, 2017 and was included in the Microsource segment. A second customer, CSRA LLC (CSRA acted as Prime Contractor for the United States Navy) accounted for 20% of the Company’s consolidated revenues at March 25, 2017 was included in the Giga-tronics Division reporting segment. A third customer, Lockheed Martin accounted for 14% of the Company’s revenue and was included in the Microsource segment.

During fiscal 2016, the Boeing Company accounted for 32% of the Company’s consolidated revenues at March 26, 2016 and was included in the Microsource segment. A second customer, DFAS accounted for 11% of the Company’s consolidated revenues at March 26, 2016 was included in the Giga-tronics Division reporting segment.

Export sales accounted for 2% and 4% of the Company’s sales in fiscal 2017 and 2016, respectively. Export sales by geographical area for these fiscal years are shown below:

(Dollars in thousands)	March 25, 2017	March 26, 2016
Americas	$—	$10
Europe	249	326
Asia	15	140
Rest of world	64	122
Total	$328	$598

13   Loss per Common Share

Net loss and common shares used in per share computations for the fiscal years ended March 25, 2017 and March 26, 2016 are as follows:

(In thousands except per-share data)	March 25, 2017	March 26, 2016

Net loss	$(1,546)	$(4,104)

Weighted average: Common shares outstanding	9,550	6,941
Potential common shares	—	—
Common shares assuming dilution	9,550	6,941
Loss per common share – basic	$(0.16)	$(0.59)
Loss per common share – diluted	$(0.16)	$(0.59)
Stock options not included in computation that could potentially dilute EPS in the future	1,105	1,592
Restricted stock awards not included in computation that could potentially dilute EPS in the future	—	—
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	3,737	3,737

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the fiscal years ended March 25, 2017 and March 26, 2016 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

14   Income Taxes

Following are the components of the provision for income taxes:

Fiscal years ended	March 25,	March 26,
(in thousands)	2017	2016

Current
Federal	$—	$—
State	2	2
Total Current	2	2
Deferred
Federal	(496)	(1,297)
State	(6)	215
Total Deferred	(502)	(1,082)

Change in liability for uncertain tax positions	14	13
Change in valuation allowance	488	1,069
Provision for income taxes	$2	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Fiscal years ended (In thousands)	March 25, 2017	March 26, 2016
Net operating loss carryforwards	$15,984	$15,065
Income tax credits	323	296
Inventory reserves and additional costs capitalized	1,450	1,935
Accrued vacation	109	131
Deferred rent	—	44
Non-qualified stock options and restricted stock	5	(10)
Other	146	68
Total deferred tax assets	18,017	17,529

Valuation allowance	(18,017)	(17,529)
Net deferred tax assets	$—	$—

The following summarizes the difference between the income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income tax. The items comprising these differences consisted of the following for the fiscal years ended March 25, 2017 and March 26, 2016:

Fiscal years ended (In thousands except percentages)	March 25, 2017		March 25, 2016
Statutory federal income tax (benefit)	$(525)	34.0%	$(1,395)	34.0%
Valuation allowance	488	(31.6)	1,069	(26.1)
State income tax, net of federal benefit	(90)	5.8	(239)	5.8
Net operating loss expiration	86	(5.6)	451	(11.0)
Non tax-deductible expenses	77	(5.0)	107	(2.6)
Tax credits	(40)	2.6	(35)	0.9
Liability for uncertain tax positions	14	(0.9)	13	(0.3)
Other	(8)	0.5	31	(0.8)
Effective income tax	$2	(0.2)%	$2	(0.1)%

The increase in valuation allowance from March 26, 2016 to March 25, 2017 was $488,000.

As of March 25, 2017, the Company had pre-tax federal net operating loss carryforwards of $43 million and state net operating loss carryforwards of $23 million available to reduce future taxable income.   The federal and state net operating loss carryforwards begin to expire from fiscal 2023 through 2037 and from 2017 through 2037, respectively.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  The federal income tax credits begin to expire from 2032 through 2037 and state income tax credit carryforwards are carried forward indefinitely.

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

As of March 25, 2017, the Company recorded unrecognized tax benefits of $120,000 related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

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

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

(In thousands)	Fiscal Year 2017	Fiscal Year 2016
Balance as of beginning of year	$106	$93
Additions based on current year tax positions	14	13
(Reductions) additions for prior year tax positions	—	—
Balance as of end of year	$120	$106

The total amount of interest and penalties related to unrecognized tax benefits at March 25, 2017 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within next twelve (12) months.

15	Share-based Compensation and Employee Benefit Plans

Share-based Compensation The Company has established the 2005 Equity Incentive Plan, which provides for the granting of stock options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 25, 2017, no SAR’s have been granted under the option plan. As of March 25, 2017, the total number of shares of common stock available for issuance is 1,285,127. All outstanding options have a ten-year life from the date of grant.

Stock Options

The weighted average grant date fair value of stock options granted during the fiscal years ended March 25, 2017 and March 26, 2016 was $0.83 and $1.04, respectively, and was calculated using the following weighted-average assumptions:

Fiscal years ended	March 25, 2017	March 26, 2016
Dividend yield	—	—
Expected volatility	99%	98%
Risk-free interest rate	1.54%	1.55%
Expected term (years)	8.36	8.36

A summary of the changes in stock options outstanding for the fiscal years ended March 25, 2017 and March 26, 2016 is presented below:

		Weighted	Weighted Average Remaining
(Dollars in thousands except share prices)	Shares	Average Exercise Price	Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 28, 2015	1,726,975	$1.57	6.9	$219
Granted	35,000	1.22
Exercised	48,550	1.59
Forfeited / Expired	121,225	2.15
Outstanding at March 26, 2016	1,592,200	$1.52	6.8	$69
Granted	148,000	0.97
Exercised	—	—
Forfeited / Expired	635,700	1.57
Outstanding at March 25, 2017	1,104,500	$1.41	6.1	$3

Exercisable at March 25, 2017	782,550	$1.46	5.4	$—

At March 25, 2017, expected to vest in the future	231,635	$1.30	7.7	$2

As of March 25, 2017, there was $180,000 of total unrecognized compensation cost related to non-vested options granted under the 2005 Plan and outside of the 2005 Plan. That cost is expected to be recognized over a weighted average period of 3.10 years and will be adjusted for subsequent changes in estimated forfeitures. There were 272,500 and 419,050 options vested during the fiscal years ended March 25, 2017 and March 26, 2016 respectively. The total fair value of options vested during the fiscal years ended March 25, 2017 and March 26, 2016 was $315,000 and $104,000, respectively. There was no exercise in fiscal 2017. Cash received from the exercise of stock options during fiscal 2016 was $77,000. Share based compensation cost recognized in operating results for the fiscal years ended March 25, 2017 and March 26, 2016 totaled $257,000 and $403,000, respectively.

Restricted Stock

The Company granted 44,500 shares of restricted stock during fiscal 2017 to certain members of the Board of Directors in lieu of cash fees for services performed in fiscal 2017. There were no restricted grants in fiscal 2016. The Company granted 432,000 shares of restricted stock during fiscal 2015 to certain members of the Board of Directors in lieu of cash fees for services performed in fiscal 2016. These restricted stocks fully vested in fiscal 2017 and fiscal 2016 respectively, and the vesting date fair value totaled $29,000 and $761,000, respectively. The fiscal 2016 weighted average grant date fair value was $2.11. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. Compensation cost recognized for restricted stock awards for fiscal 2017 and fiscal 2016 totaled $29,000 and $522,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the fiscal years ended March 25, 2017 and March 26, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 28, 2015	482,000	$2.02
Granted	—
Vested	482,000
Forfeited or cancelled	—	—
Non-vested at March 26, 2016	—	$—
Granted	44,500	—
Vested	44,500	—
Forfeited or cancelled	—	—
Non-vested at March 25, 2017	—	$—

401(k) Plans The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans for up to 100% of their defined compensation. The Company matches a percentage of the participant’s contributions in accordance with the plan. Participants vest ratably in Company contributions over a four- year period. Company contributions to the plans for fiscal 2017 and 2016 were approximately $33,000 and $41,000, respectively.

16	Commitments and Contingencies

The Company leased a 47,300 square foot facility located in San Ramon, California that expired in April 2017. On January 5, 2017, the Company entered a seventy-seven-month commercial building lease agreement for a 23,873 square feet facility in Dublin, California. The new lease began on April 1, 2017. The Company’s operations were in the San Ramon facility as of March 25, 2017.

The Company also leases certain other equipment under operating leases.

Total future minimum lease payments under the new building lease and certain equipment are as follows. Fiscal year (Dollars in thousands) Fiscal year (Dollars in thousands)

Fiscal year (Dollars in thousands) Fiscal year (Dollars in thousands)
2018	421
2019	436
2020	450
2021	464
Thereafter	1,169
Total	$2,940

The Company leases certain equipment under capital leases that expire through May 2021. Capital leases with costs totaling $249,000 and $249,000 are reported net of accumulated depreciation of $61,000 and $32,000 at March 25, 2017 and March 26, 2016, respectively.

Total future minimum lease payments under these capital leases are as follows.

Fiscal year (Dollars in thousands)	Principal	Interest	Total
2018	$50	$19	$69
2019	52	12	64
2020	40	5	45
2021	23	1	24
Total	$165	$37	$202

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 25, 2017, total non–cancelable purchase orders were approximately $541,000 and are scheduled to be delivered to the Company at various dates through March 2018.

17	Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	March 25, 2017	March 26, 2016
Balance as of beginning of year	$60	$76
Provision, net	234	55
Warranty costs incurred	(171)	(71)
Balance as of end of year	$123	$60

18	Private Placement Offering

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

Each share of Series B, Series C and Series D Preferred Stock is convertible into one hundred shares of the Company’s common stock. In connection with the preferred stock issuance described above, the Company issued to the investor warrants to purchase a total of 1,017,405 common shares at an exercise price of $1.43 per share. These warrants were exercised in February 2015, and May 2015. The Company received funds from Alara in separate closings dated February 16, 2015 and February 23, 2015. Alara exercised a total of 1,002,818 of its existing Series C and Series D warrants to purchase common shares, all of which had an exercise price of $1.43 per share for total cash proceeds of $1,434,000, which was recorded net of $42,000 of stock issuance costs. As part of the consideration for this exercise, the Company sold to Alara two new warrants to purchase an additional 898,634 and 194,437 common shares at an exercise price of $1.78 and $1.76 per share, respectively, for a total purchase price of $137,000 or $0.125 per share. The new warrants have a term of five years and may be paid in cash or through a cashless net share settlement. The Company and Alara amended the remaining 14,587 warrants as part of the February closings. On May 14, 2015, Alara exercised the remaining 14,587 warrants by acquiring 7,216 of shares of the Company’s common stock through a cashless net share settlement.

The table below present information for the periods ended March 25, 2017 and March 26, 2016:

Preferred Stock

As of March 25, 2017 and March 26, 2016

	Designated	Shares	Shares	Liquidation Preference
	Shares	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Total	19,500.00	18,533.51	18,533.51	$3,540

20 Subsequent Events

On April 27, 2017, the Company entered into a loan agreement with PFG. Under the terms of the agreement, PFG made a term loan to Giga-tronics in the principal amount of $1,500,000, with funding occurring on April 28, 2017.

The loan has a two-year term, with interest only payments for the term of the loan. The principal amount of the loan plus any accrued interest will be due upon maturity. The loan bears interest at an aggregate per annum rate equal to 16% per annum, fixed, which is comprised of cash interest reflecting a 9.5% per annum rate and deferred interest reflecting a 6.5% per annum rate. The Company will pay the cash interest monthly and will accrue deferred interest on the unpaid principal balance. The deferred interest will be due and payable upon maturity. In addition, the Company agreed to pay PFG a charge of up to $100,000 due and payable upon maturity, $76,000 of which was earned on April 27, 2017 and $24,000 of which is earned at the rate of $1,000 per month on the first day of each month if the loan principal (of any amount) is outstanding during any day of the prior month. If the Company meets or exceeds certain revenue and net income minimums in fiscal 2018, the amount could be reduced by 25 percent. To stay in compliance with the loan terms, the Company must meet certain financial covenants associated with minimum quarterly revenues and monthly minimum shareholders’ equity. The lender can accelerate the maturity of the loan in case of a default. The Company can prepay the loan before maturity at any time without fee or penalty.

In connection with its loan to the Company, PFG will receive up to 250,000 shares of common stock, 190,000 of which was earned on April 27, 2017 and 60,000 of which is earned at the rate of 2,500 per month on the first day of each month if the loan principal (of any amount) is outstanding during any day of the prior month.

The Company has pledged all its assets as collateral for the loan made by PFG, including all its accounts, inventory, equipment, deposit accounts, intellectual property and all other personal property. The PFG loan is subordinate to the Bridge Bank line of credit (see Note 7, Accounts Receivable Line of Credit).

On May 23, 2017, the Company renewed its accounts receivable line of credit with Bridge Bank. The $2.5 million line which expired on May 7 2017, was renewed through May 6, 2019. The renewal terms for the accounts receivable line is consistent with the current line as described in Note 7, Accounts Receivable Line of Credit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Giga-tronics Incorporated Dublin, California

We have audited the accompanying balance sheets of Giga-tronics Incorporated (the “Company”) as of March 25, 2017 and March 26, 2016, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 25, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 25, 2017 and March 26, 2016, and the results of its operations and its cash flows for each of the two years in the period ended March 25, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, in 2017, the Company adopted new accounting guidance under Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern. As also discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $1.5 million for the year ended March 25, 2017, had an accumulated deficit of $25.6 million as of March 25, 2017, has experienced delays in the refinement of features, orders and shipments of its new product line, and has relied on its line of credit to fund operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP
San Francisco, California
June 20, 2017

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 25, 2017.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 25, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

Based on the above described procedures and actions taken, the Company’s management, including its Acting Chief Executive Officer and its Corporate Controller/Principal Financial & Accounting Officer have concluded that as of March 25, 2017, the Company’s internal control over financial reporting was effective based on the criteria described in the 2013 “COSO Internal Control – Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 25, 2017, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter ended March 25, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set for the under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2017 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2017.

ITEM 13. CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the Proxy Statement under the section captioned “Appointment of Independent Registered Accounting Firm” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 25, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of Giga-tronics Incorporated and the related independent registered public accounting firm are filed herewith:

1.

Financial Statements. See Index to Financial Statements on page 22. The financial statements and Report of Independent Registered Public Accounting Firm are included in Item 8 are filed as part of this report.

2.	Exhibits. The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

/s/ WILLIAM J. THOMPSON
Acting Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. THOMPSON	Chairman of the Board of Directors	June 20, 2017
William J. Thompson	Acting Chief Executive Officer	Date

/s/ JOHN R. REGAZZI	Chief Technology Officer	June 20, 2017
John R. Regazzi	and Director	Date

/s/ TEMI ODUOZOR	Corporate Controller/	June 20, 2017
Temi Oduozor	(Principal Financial & Accounting Officer)	Date

/s/ GORDON L. ALMQUIST	Director	June 20, 2017
Gordon L. Almquist		Date

/s/ JAMES A. COLE	Director	June 20, 2017
James A. Cole		Date

/s/ JAMIE WESTON	Director	June 20, 2017
Jamie Weston		Date

/s/ LUTZ P. HENCKELS	Director	June 20, 2017
Lutz P. Henckels		Date

The following exhibits are filed by reference or herewith as a part of this report:

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

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

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

4.1

Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated January 23, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2013.

4.2

Amendment No. 1 to Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated June 27, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8- K filed on July 3, 2013.

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

10.2	2005 Equity Incentive Plan, incorporated by reference to Attachment A to the Company’s Proxy Statement on Form DEF 14A filed on July 21, 2005. *

10.3

Amended and Restated Warrant between the Company and Partners for Growth IV, L.P. dated June 16, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

10.4

Amended and Restated Warrant between the Company and SVB Financial Group dated June 16, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

10.5

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

10.7

Securities Purchase Agreement between the Company and Alara Capital AVI II, LLC dated February 16, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.8

Warrant to Purchase 898,634 Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated February 16, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8- K filed on February 20, 2015.

10.9

Warrant to Purchase 194,437 Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated February 23, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8- K filed on February 27, 2015.

10.10

Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated November 10, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 14, 2011.

10.11

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

10.13

Amendment No. 1 to Securities Purchase Agreement and Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated February 23, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2015.

10.14	Severance Agreement between the Company and John R. Regazzi dated June 3, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010. *

10.15	Severance Agreement between the Company and Michael R. Penta dated July 16, 2012, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on June 9, 2015. *

10.16	Severance Agreement between the Company and Temi C. Oduozor dated August 27, 2016. *

10.17	Lease Agreement between the Company and SF II Creekside LLC dated January 5, 2017.

10.18	Loan and Security Agreement between the Company and Partners for Growth V, L.P. dated April 27, 2017.

10.19	Asset Purchase Agreement between the Company and Spanawave Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2016.

10.20

Form of Securities Purchase Agreement dated January 15, 2016, between the Company and individual investors, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333- 210157) filed on March 14, 2016.

10.21

Form of Warrant Agreement dated January 29, 2016, between the Company and individual investors, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (File No. 333-210157) filed on March 14, 2016.

10.22

Form of Rights Agreement dated January 15, 2016, between the Company and individual investors, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-210157) filed on March 14, 2016.

20	Significant Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP.

31.1	Certification of Acting Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Corporate Controller/Principal Accounting & Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Corporate Controller/Principal Accounting & Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following materials from the Company’s Annual Report on Form 10K for the year ended March 25, 2017, formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished but not filed).

*	Management contract or compensatory plan or arrangement.