Form 10-Q
period 2017-06-24
GIGA TRONICS INC
filed 2017-08-04
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 24, 2017

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [ X ]     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [    ]     No [ X ]

There were a total of 10,142,153 shares of the Registrant’s Common Stock outstanding as of August 1, 2017.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 24, 2017 and March 25, 2017	4

	Unaudited Condensed Consolidated Statements of Operations, Three Month Periods Ended June 24, 2017 and June 25, 2016	5

	Unaudited Condensed Consolidated Statements of Cash Flows, Three Month Periods Ended June 24, 2017 and June 25, 2016	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	24
Item 5.	Other information	24
Item 6.	Exhibits	24

SIGNATURES		25

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations and to continue as a going concern; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) the results of pending or threatened litigation; (4) risks related to customers’ credit worthiness/profiles; (5) changes in the Company’s credit profile and its ability to borrow; (6) a potential decline in demand for certain of the Company’s products; (7) potential product liability claims; (8) the potential loss of key personnel; and (9) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 25, 2017 or further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 24, 2017	March 25, 2017
Assets
Current assets:
Cash and cash-equivalents	$1,137	$1,421
Trade accounts receivable, net of allowance of $45, respectively	748	954
Inventories, net	4,989	4,811
Prepaid expenses and other current assets	377	452
Total current assets	7,251	7,638
Property and equipment, net	1,052	528
Other long term assets	175	175
Capitalized software development costs	582	733
Total assets	$9,060	$9,074
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$582	$582
Accounts payable	666	1,107
Loan payable, net of discounts and issuance costs	1,315	—
Equity forward, at estimated fair value	46	—
Accrued payroll and benefits	427	583
Deferred revenue	3,447	3,614
Capital lease obligations	51	50
Deferred liability related to asset sale	375	375
Other current liabilities	710	707
Total current liabilities	7,619	7,018
Warrant liability, at estimated fair value	222	222
Long term deferred rent	451	—
Long term obligations - capital lease	100	114
Total liabilities	8,392	7,354
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value Authorized - 1,000,000 shares; Series A - designated 250,000 shares; no shares at June 24, 2017 and March 25, 2017 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at June 24, 2017 and March 25, 2017 issued and outstanding; (liquidation preference of $3,540 at June 24, 2017 and March 25, 2017)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 10,139,653 shares at June 24, 2017 and 9,594,203 shares at March 25, 2017 issued and outstanding	24,596	24,390
Accumulated deficit	(26,839)	(25,581)
Total shareholders' equity	668	1,720
Total liabilities and shareholders' equity	$9,060	$9,074

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands except per share data)	June 24, 2017	June 25, 2016
Net sales	$1,991	$3,442
Cost of sales	1,525	2,517
Gross margin	466	925

Operating expenses:
Engineering	452	530
Selling, general and administrative	1,171	1,305
Total operating expenses	1,623	1,835

Operating loss	(1,157)	(910)

Gain on sale of product line	—	802
Gain/(loss) on adjustment of warrant liability to fair value	—	46
Interest expense:
Interest expense, net	(79)	(29)
Interest expense from accretion of loan discount	(22)	(11)
Total interest expense, net	(101)	(40)
Loss before income taxes	(1,258)	(102)
Provision for income taxes	—	—
Net loss	$(1,258)	$(102)

Loss per common share - basic	$(0.13)	$(0.01)
Loss per common share - diluted	$(0.13)	$(0.01)

Weighted average common shares used in per share calculation:
Basic	9,715	9,550
Diluted	9,715	9,550

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	June 24, 2017	June 25, 2016
Cash flows from operating activities:
Net loss	$(1,258)	$(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	91
Share based compensation	46	72
Adjustment of warrant liability to fair value	—	(46)
Capitalized software development costs	—	(334)
Estimated equity forward	46	—
Accretion of discounts on debt	22	11
Change in deferred rent	451	(32)
Gain on sale of product line	—	(802)
Changes in operating assets and liabilities:
Trade accounts receivable	206	304
Inventories	(178)	(553)
Prepaid expenses and other assets	75	63
Accounts payable	(441)	(173)
Accrued payroll and benefits	(156)	81
Deferred revenue	(167)	1,101
Other current liabilities	—	(270)
Net cash used in operating activities	(1,107)	(589)

Cash flows from investing activities:
Cash received from sale of product lines	—	1,225
Purchases of property and equipment	(620)	(30)
Net cash (used in) provided by investing activities	(620)	1,195

Cash flows from financing activities:
Principal payments on capital leases	(13)	(11)
Proceeds from borrowings, net of issuance costs	1,456	—
Repayments of debt	—	(130)
Net cash provided by (used in) financing activities	1,443	(141)

(Decrease)/Increase in cash and cash-equivalents	(284)	465

Beginning cash and cash-equivalents	1,421	1,331
Ending cash and cash-equivalents	$1,137	$1,796

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$39	$23

Supplementary disclosure of noncash investing and financing activities:
Common stock issued in connection with debt issuance	$156	$—
Fully depreciated equipment disposal	$377	$67

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Organization and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 25, 2017.

Principles of Consolidation The consolidated financial statements include the accounts of Giga-tronics and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Derivatives The Company accounts for certain of its warrants and embedded debt features as derivatives. Changes in fair values are reported in earnings as gain or loss on adjustment of these instruments to fair value.

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

New Accounting Standards In November 2015, the FASB issued ASU 2015-17 – Income Taxes (Topic 740): “Balance Sheet Classification of Deferred Taxes”. Topic 740 is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payments, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard in the first quarter ended June, 24, 2017, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09 (“ASU 2017-09”), Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU are effective for annual periods beginning after December 15, 2017. The Company does not expect that the standard will have a material effect on its consolidated financial statements and will apply this guidance to applicable transactions after the adoption date.

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

(2)          Going Concern and Management’s Plan

The Company incurred net losses of $1.3 million and $102,000 in the first quarter of fiscal 2018 and fiscal 2017, respectively. These losses have contributed to an accumulated deficit of $26.8 million as of June 24, 2017. The Company used cash flow in operations totaling $1.1 million and $589,000 in the first quarter of fiscal 2018 and 2017, respectively.

The Company has experienced delays in the development of features, receipt of orders, and shipments for the new Advanced Signal Generator (“ASG”). These delays have contributed, in part to a decrease in working capital. The new ASG product has shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or uncertainty as to the Company’s ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank which expires on May 6, 2019. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of June 24, 2017, the line of credit had a balance of $582,000.

These matters raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these matters, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

On April 27, 2017, the Company entered into a new loan agreement with PFG. Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000, with funding occurring on April 28, 2017. The loan has a two-year term, with interest only payments for the term of the loan. However, as of June 24, 2017, the Company was not in compliance with certain revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement (through the end of August) with respect to such noncompliance. No assurance can be given that the Company will be able to comply with the terms of the forbearance agreement that the parties agreed on, or that PFG will agree to a further extension of forbearance at the end of the initial forbearance period. The default interest rate associated with the forbearance agreement is 6%. The Company will most likely be required to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on timely basis.

●

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. The Company delivered NRE services for approximately $314,000 during the first quarter of fiscal 2018 and we expect to continue such services over the next nine to twelve months.

In March 2017 and July 2017, Microsource received two orders totaling $875,000 associated with its high performance YIG filter used on an aircraft platform; we expect to start shipping the filters in the second quarter of fiscal 2018.

●	In July 2017, the Giga-tronics Division received a $1.7 million order from the United States Navy for the Real-Time Threat Emulation Systems (“TEmS”) which the Company expects to ship in fiscal 2018.

●

With the elimination of Giga-tronics Switch, Power Meter, Amplifier, and Signal Generator legacy product lines resulting from the Asset Purchase Agreements with Spanawave and Astronics, (see Note 9, Sale of Product Lines), the Company has been able to reduce expenses, while providing additional cash for operations from the proceeds of the sales. The Company is also expecting longer term reductions in overhead costs by the relocating of its operations into a smaller facility beginning in the first quarter of fiscal 2018.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company started shipping the YIG Production Order in the second quarter of fiscal 2017, and we expect to ship the remainder through fiscal 2020.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In the first quarter of fiscal 2018, the Company entered into advance payment arrangements totaling $160,000. The Company will continue to seek similar terms in future agreements with these customers and other customers.

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

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones will be tied to product shipping while others will be tied to design review. In fiscal 2015 the Company’s Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis. The Company considered factors such as estimated completion dates and product acceptance of the order prior to accounting for the NRE Order as milestone revenue. There was no revenue recognized during the three-month period ended June 24, 2017 as the Company had delivered all milestones associated with this contract. During the three-month period ended June 25, 2016, revenue recognized on a milestone basis were $145,000.

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

(4)           Inventories

Inventories net of inventory reserves totaling $3.4 million at June 24, 2017 and March 25, 2017, respectively consisted of the following:

(In thousands)	June 24, 2017	March 25, 2017
Raw materials	$1,411	$1,775
Work-in-progress	2,931	2,155
Finished goods	239	473
Demonstration inventory	408	408
Total	$4,989	$4,811

(5)          Software Development Costs

On September 3, 2015, the Company entered a software development agreement with a major aerospace and defense company whereby the aerospace company developed and licensed its simulation software to the Company. The simulation software (also called Open Loop Simulator or OLS technology) is currently the aerospace company’s intellectual property. The OLS technology generates threat simulations and enables various hardware to generate signals for performing threat analysis on systems under test. The Company licenses the OLS software as a bundled or integrated solution with its Advanced Signal Generator system.

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

As of June 24, 2017 and March 25, 2017, capitalized software costs were $582,000 and $733,000, respectively. The Company began amortizing the costs of capitalized software to cost of sales in third quarter of fiscal 2017 using the straight-line methodology over an estimated three-year amortization period. During the fourth quarter of fiscal 2017, the Company changed its estimated amortization period from three years to two years due to the longer than anticipated procurement cycle associated with the ASG TEmS product line. The Company also amortized capitalized software costs using the estimated percentage of revenue approach (which was greater than straight-line amortization) in the fourth quarter of fiscal 2017. During the first quarter of fiscal 2018, the Company had no revenues associated with its ASG TEmS product line and therefore amortized capitalized software costs on a straight-line basis. Amortization of capitalized software costs recorded during the first quarter of fiscal 2018 were $151,000. There was no amortization recorded in the first quarter of fiscal 2017 as the Company had not yet released its ASG TEmS units.

 (6)      Accounts Receivable Line of Credit

On June 1, 2015 the Company entered into a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The agreement provides for a maximum borrowing capacity of $2.5 million of which $2.0 million is subject to a borrowing base calculation and $500,000 is non-formula based. On May 23, 2017, the Company renewed this credit line (which expired on May 7, 2017) through May 6, 2019.

The loan agreement is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2019 and bears an interest rate, equal to 1.5% over the bank’s prime rate of interest (which was 4.25% at June 24, 2017 resulting in an interest rate of 5.75%). Interest is payable monthly with principal due upon maturity. The Company paid an annual commitment fee of $12,500 in May 2017. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 150% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). While the Company maintained the asset coverage ratio, the Company was in a cross default at June 24, 2017, as a result of the PFG noncompliance described in Note 7 below.

The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of June 24, 2017, the Company’s total outstanding borrowings under the Bridge Bank line of credit were $582,000.

(7)        Term Loans, Revolving Line of Credit and Warrants

On April 27, 2017, the Company entered into a new loan agreement with PFG (Partners For Growth V, L.P.). Under the terms of the agreement, PFG made a term loan to Giga-tronics in the principal amount of $1,500,000, with funding occurring on April 28, 2017.

The loan has a two-year term, with interest only payments for the term of the loan. The principal amount of the loan plus any accrued interest will be due upon maturity. The loan bears interest at an aggregate per annum rate equal to 16% per annum, fixed, which is comprised of cash interest reflecting a 9.5% per annum rate and deferred interest reflecting a 6.5% per annum rate. The Company will pay the cash interest monthly and will accrue deferred interest on the unpaid principal balance. The deferred interest will be due and payable upon maturity. In addition, the Company agreed to pay PFG a charge of up to $100,000 due and payable upon maturity (the “back-end fee”), $76,000 of which was earned on April 27, 2017, and $24,000 of which is earned at the rate of $1,000 per month on the first day of each month if the loan principal (of any amount) is outstanding during any day of the prior month. If the Company meets or exceeds certain revenue and net income minimums in fiscal 2018, the amount could be reduced by 25 percent. To stay in compliance with the loan terms, the Company must meet certain financial covenants associated with minimum quarterly revenues and monthly minimum shareholders’ equity. The lender can accelerate the maturity of the loan in case of a default. The Company can prepay the loan before maturity at any time without fee or penalty.

In connection with its loan to the Company, PFG will receive up to 250,000 shares of common stock, 190,000 of which was earned on April 27, 2017 and 60,000 of which is earned at the rate of 2,500 per month on the first day of each month if the loan principal (of any amount) is outstanding during any day of the prior month.

The Company has pledged all its assets as collateral for the loan made by PFG, including all its accounts, inventory, equipment, deposit accounts, intellectual property and all other personal property. The PFG loan is subordinate to the Bridge Bank line of credit (see Note 6, Accounts Receivable Line of Credit).

The requirement to issue 60,000 shares of the Company’s common stock over the term of the loan is an embedded derivative (an embedded equity forward). The Company evaluated the embedded derivative in accordance with ASC 815-15-25. The embedded derivative is not clearly and closely related to the debt host instrument and therefore has been separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statements of Operations.

The proceeds received upon issuing the loan was allocated to: i) common stock, for the fair value of the 190,000 shares of common stock initially issued to the lender; ii) the fair value of the embedded derivative; and iii) the loan host instrument. Upon issuance of the loan, the Company recognized $1,576,000 of principal payable to PFG, representing the stated principal balance of $1,500,000 plus the initial back-end fee of $76,000. The initial carrying value of the loan was recognized net of debt discount aggregating approximately $326,000, which is comprised of the following:

Fees paid to the lender and third parties	$44,000
Backend fee	76,000
Estimated fair value of embedded equity forward	49,000
Fair value of 190,000 shares of common stock issued to lender	157,000
Aggregate discount amount	$326,000

The bifurcated embedded derivative and the debt discount are presented net with the related loan balance in the Condensed Consolidated Balance Sheets. The debt discount is amortized to interest expense over the loan’s term using the effective interest method.

The Company amortized approximately $22,000 to interest expense in the quarter ended June 24, 2017. Additionally, the Company recognized a loss of approximately $500 in the in the quarter ended June 24, 2017 due to the estimated increase in fair value of the embedded equity forward.

PFG’s ability to call the debt on default (contingent put) and its ability to assess interest rate at a default rate (contingent interest) are embedded derivatives which the Company evaluated. The fair value of these embedded features were determined to be immaterial and were not bifurcated from the debt host for accounting purposes.

As of June 24, 2017, the Company was not in compliance with certain financial covenants associated with the PFG loan. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement (through the end of August) with respect to such noncompliance. No assurance can be given that the Company will be able to comply with the terms of the forbearance agreement that the parties agreed on, or that PFG will agree to a further extension of forbearance at the end of the initial forbearance period. There is a 6% default rate associated with the forbearance agreement. The Company will most likely be required to raise additional capital to rectify the noncompliance.  No assurance can be given that the Company will be able to raise sufficient capital on timely basis.

On March 13, 2014, the Company entered into a three year, $2.0 million term loan agreement with PFG under which the Company received $1.0 million on March 14, 2014 (“First Draw”). Interest on the initial $1.0 million term loan was fixed at 9.75%. On June 16, 2014, the Company amended its loan agreement with PFG (the “Amendment”). Under the terms of the Amendment, PFG made a revolving credit line available to Giga-tronics in the amount of $500,000, and the Company borrowed the entire amount on June 17, 2014. The revolving line had a thirty-three month term. The Amendment reduced the future amount potentially available for the Company to borrow under the PFG Loan agreement from $1.0 million to $500,000. The interest on the PFG revolving credit line was fixed, calculated on a daily basis at a rate of 12.50% per annum. The Company as of June 24, 2017, and March 25, 2017 had fully repaid both the $1.0 million term loan and the $500,000 revolving credit line.

In connection with the March 2014 loan agreement, the Company issued warrants convertible into shares of the Company’s common stock, of which 180,000 were exercisable upon receipt of the initial $1.0 million from the First Draw, and 80,000 became exercisable with the First Amendment. Each warrant issued under the loan agreement has a term of five years and an exercise price of $1.42 which was equal to the average NASDAQ closing price of the Company’s common stock for the ten trading days prior to the First Draw.

If the warrants are not exercised before expiration on March 31, 2019, the Company would be required to pay PFG $150,000 and $67,000 as settlement for warrants associated with the First Draw and the Amendment, respectively. The warrants could be settled for cash at an earlier date in the event of any acquisition or other change in control of the Company, future public issuance of Company securities or liquidation (or substantially similar event) of the Company. The Company currently has no definitive plans for any of the aforementioned events, and as a result, the cash payment date is estimated to be the expiration date unless warrants are exercised before then. The warrants have the characteristics of both debt and equity and are accounted for as a derivative liability measured at fair value each reporting period with the change in fair value recorded in earnings.

As of June 24, 2017, and March 25, 2017, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $133,000 and $89,000, respectively, for a combined value of $222,000, respectively. There was no change in the fair value of the warrant liability in the first quarter ended June 24, 2017. The change in the fair value of the warrant liability totaled $46,000 for the first quarter ended June 25, 2016 and is reported in the accompanying statement of operations as a gain on adjustment of derivative liability to fair value. There was no accretion recorded in the first quarter ended June 24, 2017 in connection with the March 2014 loan agreement as the loan was paid in full. For the quarter ended June 25, 2016, the Company recorded accretion of discount expense associated with the warrants issued with the PFG Loan of $11,000.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three month period ended June 24, 2017. The carrying values of cash and cash equivalents, trade accounts receivable, line of credit, term debt and accounts payable approximate their fair values given their short-term nature. As of June 24, 2017, the carrying value of the outstanding PFG loan approximates the estimated aggregate fair value, since the embedded equity forward is recognized at fair value and classified with the loan host. The fair value estimate of the embedded equity forward is based on the closing price of the Company’s common stock on the measurement date, the risk-free rate, the date of expiration, and any expected cash distributions of the underlying asset before expiration. The estimated fair value of the embedded equity forward represents a Level 2 measurement.

Derivatives The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company accounts for certain of its warrants as derivatives. Changes in fair values are reported in earnings as gain or loss on adjustment of warrant liability to fair value.

Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet.

The Company’s derivative warrant liability is measured at fair value on a recurring basis and is categorized as Level 3 in the fair value hierarchy. The derivative warrant liability is valued using a Monte Carlo simulation model, which used the following assumptions as of June 24, 2017: (i) the remaining expected life of 1.7 years, (ii) the Company’s historical volatility rate of 101.1%, (iii) risk-free interest rate of 1.26%, and (iv) a discount rate of thirty percent.

The aforementioned derivative warrant liability and equity forward are the Company’s only asset and liability recognized and measured at fair value on a recurring or non-recurring basis and are follows:

Fair Value Measurements as of June 24, 2017 (In Thousands):
	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$222
Equity forward	—	46	—
Total	$—	$46	$222

Fair Value Measurements as of March 25, 2017 (In Thousands):
	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$222
Total	$—	$—	$222

There were no transfers between Level 1, Level 2 or Level 3 for the quarter ended June 24, 2017.

The table below summarizes changes in gains and losses recorded in earnings for Level 3 assets and liabilities that are still held at June 24, 2017:

	Quarter Ended	Quarter Ended
(In thousands)	June 24, 2017	June 25, 2016
Warrant liability at beginning of year	$222	$353
Gains on adjustment of warrant liability to fair value	—	(46)
Losses on adjustment of warrant liability to fair value	—	—
Warrant liability at end of period	$222	$307

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at June 24, 2017 and March 25, 2017.

The following table presents quantitative information about recurring Level 3 fair value measurements at June 24, 2017 and March 25, 2017:

June 24, 2017	Valuation Technique(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	30%

March 25, 2017	Valuation Techniques(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	24%

The discount rate of thirty percent at June 24, 2017, and twenty four percent at March 25, 2017 is management’s estimate of the cost of capital given the Company’s credit worthiness. A significant increase in the discount rate would significantly decrease the fair value, but the magnitude of this decrease would be less significant in a scenario where the Company’s stock price is significantly higher than the exercise price since the holder’s option to take a cash payment at maturity represents a smaller component of the total fair value when the Company’s stock price is higher. The Monte Carlo simulation model simulated the Company’s stock price through the maturity date of March 31, 2019. At the end of the simulated period, the value of the warrant was determined based on the greater of (1) the net share settlement value, (2) the net exercise value, or (3) the fixed cash put value.

(9)         Sale of Product Lines

On June 20, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Switch product line to Astronics Test Systems Inc. (Astronics). Upon signing the agreement, Astronics paid $850,000 for the intellectual property of the product line. The Company recognized a net gain of $802,000 in the quarter ended June 25, 2016 after related expenses were subtracted from the sales price. The following table presents the breakdown of the gain recognized in the quarter related to the asset sale:

(In thousands)	Quarter Ended June 25, 2016
Cash received from Astronics	$850
Cash paid to buy out future commission obligation	(170)
Employee severance	(97)
Legal fees	(13)
Commissions	(46)
Warranty Liability released	278
Net gain recognized in the quarter	$802

In calculating the gain included in the accompanying consolidated financial statements, the Company released $278,000 of deferred warranty obligations related to the Switch asset. Pursuant to the terms of the agreement, Astronics assumed all the warranty obligations for the Switch product line, including the products sold prior to the asset being transferred to Astronics. The deferred warranty obligation was previously included in other current liabilities in the consolidated financial statements. The Company also had a previous agreement with a consultant supporting the Switch product line, which included a three percent commission on the sales of the Switch product line for a period of 4 years ending in January 2020. The agreement allowed for a buyout of future commissions associated with the Switch product, which the Company exercised in connection with the Astronics sales in June 2016 which resulted in a payment by the Company during June of $170,000. Astronics also purchased approximately $500,000 of related materials inventory from Giga-tronics between July and August of 2016.

The Company had no revenues or gross margin associated with the Switch product line in the first quarter ended June 24, 2017. The Switch product line accounted for $1.1 million in revenue for the fiscal quarter ended June 25, 2016. The Switch product line’s gross margin on revenues was $437,000 for the fiscal quarter ended June 25, 2016. While the Company is able to distinguish revenue and gross margin information related to the sale of the Switch product line, the Company is unable to present meaningful information about results of operation and cash flows from the Switch product line.

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave Corporation, whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers, and Legacy Signal Generators for $1.5 million. The agreement provided for the transfer of these product lines to Spanawave sequentially in six phases beginning with certain sensor and amplifier products. The Company had transferred the Power Meters and Amplifiers in phases one through five, the Company still holds the right to phase 6 (Legacy Signal Generators). During the second quarter ended September 24, 2016, the Company and Spanawave became engaged in a dispute, including litigation initiated by Spanawave and an arbitration proceeding initiated by Spanawave’s affiliate Liberty Test Equipment, Inc., as to whether the Company has fulfilled all the requirements to close phases one through five and become entitled to the $375,000 received by the Company during the first quarter of fiscal 2017 (see below).

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

During fiscal 2017, the Company received $750,000 from Spanawave under the agreement. Of this amount, the Company returned $375,000 to Spanawave on July 28, 2016 resulting from the dispute regarding the status of phases one through five. The remaining $375,000 is included in deferred liability related to asset sales in the consolidated balance sheet. In addition, in June 2016, the Company received approximately $275,000 in exchange for raw material purchases. The purchase price of the raw materials approximated its carrying value, therefore no gain or loss was recognized. The parties are currently attempting to resolve this dispute. No gain has been recognized in connection with this product line sale because of the aforementioned dispute. These product lines accounted for approximately $95,000 and $275,000 in revenue during the fiscal quarter ended June 24, 2017, and June 25, 2016, respectively. For the fiscal quarter ended June 24, 2017, gross margin was immaterial. There was no margin associated with the revenue derived in the first quarter of fiscal 2017 as the revenues were primarily related to inventory transfer at book value. While the Company is able to distinguish revenue and gross margin information related to the sale of these product lines, the Company is unable to present meaningful information about results of operation and cash flows from these product lines.

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

	Three Months Ended
(In thousands except per share data)	June 24, 2017	June 25, 2016
Net loss	$(1,258)	$(102)

Weighted average:
Common shares outstanding	9,715	9,550
Potential common shares	—	—
Common shares assuming dilution	9,715	9,550

Loss per common share – basic	$(0.13)	$(0.01)
Loss per common share – diluted	$(0.13)	$(0.01)
Stock options not included in computation that could potentially dilute EPS in the future	1,104	1,529
Restricted stock awards not included in computation that could potentially dilute EPS in the future	350	—
Issuable shares for interest on loan	55	—
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	3,737	3,737

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the three month period ended June 24, 2017 and June 25, 2016 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(11)          Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. The 2005 Plan has been extended to be effective until 2025. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 24, 2017, no SAR’s have been granted under the option plan. As of June 24, 2017, the total number of shares of common stock available for issuance was 934,677. All outstanding options have a ten year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended
	June 24, 2017	June 25, 2016
Dividend yield	—	—
Expected volatility	—	98.95%
Risk-free interest rate	—	1.38%
Expected term (years)	—	8.36

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

 A summary of the changes in stock options outstanding for the three-month period ended June 24, 2017 and the year ended March 25, 2017 is as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Terms (Years)	Value
Outstanding at March 26, 2016	1,592,200	$1.52	6.8	$69
Granted	148,000	0.97
Exercised	—	—
Forfeited / Expired	635,700	1.57
Outstanding at March 25, 2017	1,104,500	$1.41	6.1	$3
Granted	—	—
Exercised	—	—
Forfeited / Expired	—	—
Outstanding at June 24, 2017	1,104,500	$1.41	6.1	$3

Exercisable at June 24, 2017	812,050	$1.45	5.2	$—

At June 24, 2017 expected to vest in the future	1,006,157	$1.42	5.7	$—

As of June 24, 2017, there was $156,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.06 years and will be adjusted for subsequent changes in estimated forfeitures. There were 29,500 options that vested during the quarter ended June 24, 2017, and 28,500 options that vested during the quarter ended June 25, 2016. The total fair value of options vested during each of the quarters ended June 24, 2017 and June 25, 2016 was $33,000 and $1,000 respectively. There were no options exercised in the three-month period ended June 24, 2017 and June 25, 2016. Share based compensation cost related to stock options recognized in operating results for the three months ended June 24, 2017 and June 25, 2016 totaled $37,000 and $72,000, respectively.

Restricted Stock

The Company granted 350,450 restricted awards during the first quarter of fiscal 2018. No restricted awards were granted during the first quarter of fiscal 2017. No restricted awards vested during the first quarter of fiscal 2018 and 2017. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. As of June 24, 2017, there was $204,000 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 1.98 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for the restricted and unrestricted stock awards during the first quarter of 2018 was $9,000. There was no compensation recognized for the restricted and unrestricted stock awards during the first quarter of fiscal 2017.

A summary of the changes in non-vested restricted stock awards outstanding for the three-month period ended June 24, 2017 and the fiscal year ended March 25, 2017 is as follows:

	Shares	Weighted Average Fair Value
Non-Vested at March 26, 2016	—	$—
Granted	44,500	0.66
Vested	44,500	0.66
Forfeited or cancelled	—	—
Non-Vested at March 25, 2017	—	$—
Granted	350,450
Vested	—
Forfeited or cancelled	—	—
Non-Vested at June 24, 2017	350,450	$—

 (12)           Significant Customer and Industry Segment Information

The Company has two reportable segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division historically produces a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare.

●	Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors.

The tables below present information for the three month periods ended June 24, 2017 and June 25, 2016:

	Three Month Periods Ended			Three Month Periods Ended
(In thousands)	At June 24, 2017	June 24, 2017		At June 25, 2016	June 25, 2016
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$6,153	$297	$(1,849)	$8,233	$2,125	$(554)
Microsource	2,907	1,694	591	3,887	1,317	452
Total	$9,060	$1,991	$(1,258)	$12,120	$3,442	$(102)

During the first quarter of fiscal 2018, one customer accounted for 43% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 37% and was also included in the Microsource segment. During the first quarter of fiscal 2017, one customer accounted for 30% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 22% and was included in the Giga-tronics Division. A third customer accounted for 17% of the Company’s consolidated revenue and was also included in the Giga-tronics Division.

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

The Company recorded no tax expense for the three months ended June 24, 2017 and June 25, 2016. The effective tax rate for the three months ended June 24, 2017 and June 25, 2016 was 0% respectively, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of June 24, 2017, the Company had recorded $120,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due. However, as a result of the on-going examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015.

(14)        Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	Three Months Ended June 24, 2017	Three Months Ended June 25, 2016
Balance at beginning of period	$123	$60
Provision, net	1	112
Warranty costs incurred	(33)	(112)
Balance at end of period	$91	$60

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

The table below present information for the periods ended June 24, 2017 and March 25, 2017:

Preferred Stock

As of June 24, 2017 and March 25, 2017

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 25, 2017 Part I, under the heading “Risk Factors”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Company Overview

We produce an Advanced Signal Generator (ASG) for the electronic warfare market and YIG (Yttrium, Iron, Garnet) RADAR filters used in fighter jet aircraft. We have two reporting segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division over the past thirty-five years has produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. Giga-tronics has recently completed a move within the test and measurement market from its legacy products to the newly developed ASG product. As part of this evolution certain legacy product lines were sold to raise additional capital. For example, we sold our SCPM product line to Teradyne in 2013, and in December of 2015, Giga-tronics sold its Power Meters, Amplifiers, and Legacy Signal Generators to Spanawave (see Note 9, Sale of Product Lines). In June of 2016, Giga-tronics sold its Switch product line to Astronics (see Note 9, Sale of Product Lines). With the sales of these legacy product lines, the Giga-tronics Division is solely focused on the ASG product in the test and measurement equipment market.

●

Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors. The Microsource YIG RADAR filters provide us with long term production and development contracts with strong gross margins.

The ASG has the potential to significantly grow product sales and achieve strong gross margins. However, Giga-tronics has experienced significant delays developing, manufacturing and receiving ASG customer orders. The ASG is the most technically complex and advanced product Giga-tronics has developed and manufactured, and we have experienced delays in bringing the product to market and efficiently manufacturing it. It is also priced significantly higher than any other Giga-tronics product, and we have experienced longer than anticipated procurement cycles in the electronic warfare market it services. The delays in the development and manufacturing of the ASG, along with the longer than anticipated procurement cycles, have significantly contributed to the increased operating losses in the first fiscal quarter of 2018 and prior years. Giga-tronics could experience similar losses in the current fiscal year if there are further delays in ASG features currently being developed, manufacturing efficiencies are not achieved, and customer orders are delayed. To bring the ASG to its full potential, Giga-tronics may be required to seek additional working capital, however, there are no assurances that such working capital will be available, or on terms acceptable to the Company.

Significant Orders

Both the Giga-tronics Division and Microsource receive large customer orders each year. The timing of orders, and any associated milestones achievement, causes significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. Of this NRE service order, we delivered approximately $884,000 in services during the first quarter ended June 24, 2017, and we expect to continue such services over the next nine to twelve months.

In March 2017, Microsource received a $404,000 YIG RADAR filter order from one of our customers. We expect to fulfil this order starting in the second quarter of fiscal 2018.

Also in July 2017, Microsource received an additional $471,000 YIG RADAR filter order from one of our customers. We expect to fulfil this order in fiscal 2018. This order is not reflected in the orders and backlog numbers reported below as it was received after June 24, 2017.

In July 2017, the Giga-tronics Division received a follow on $1.7 million order from the United States Navy for our Real-Time Threat Emulation System (TEmS) which is a combination of the ASG hardware platform, along with software developed and licensed to the Company from a major Aerospace and Defense Company. We expect to fulfil this order in the second quarter of fiscal 2018. This order is not reflected in the orders and backlog numbers reported below as it was received after June 24, 2017.

In June 2016, the Giga-tronics Division received a $3.3 million order from the United States Navy for our Real-Time Threat Emulation System (TEmS) which is a combination of the ASG hardware platform, along with software developed and licensed to the Company from a major Aerospace and Defense Company. The complete order included ASG blades, along with engineering services to integrate the Real-Time TEmS product with additional third party hardware and software for the customer. We fulfilled the Navy order during the fourth quarter of fiscal 2017. An additional order for $542,000 was received in July 2016 from the United States Navy for our ASG hardware only platform. We also fulfilled the $542,000 order in fiscal 2017.

In fiscal 2015 Microsource received a $6.5 million order (“NRE Order”) for non-recurring engineering and for delivery of a limited number of flight-qualified prototype hardware from a second prime defense contractor to develop a variant of our high performance fast tuning YIG RADAR filters for an aircraft platform. In fiscal 2016 our Microsource business unit also finalized an associated multiyear $10.0 million YIG production order (“YIG Production Order”). The Company started shipping the YIG Production Order in the second quarter of fiscal 2017, and anticipates shipping it through fiscal 2020.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 25, 2017 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended June 24, 2017, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies.

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

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	June 24, 2017	June 25, 2016	% change
Giga-tronics Division	$—	$4,729	(100)%
Microsource	17	4,543	(100)%
Total	$17	$9,272	(100)%

New orders received in the first quarter of fiscal 2018 decreased nearly 100% to $17,000 from $9.3 million received in the first quarter of fiscal 2017. Both the Giga-tronics Division and Microsource segment saw decreases in orders in the first quarter of fiscal 2018. The Giga-tronics Division had no new ASG orders in the first quarter of fiscal 2018, the Company fulfilled the $3.3 million order from the US Navy associated with the Company’s ASG in fiscal 2017. The Microsource business unit saw a decrease in the first quarter of fiscal 2018 as we fulfilled the $4.5 million YIG purchase order in fiscal 2017. The timing of receipt of expected large YIG filter contracts varies from period to period.

 The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	June 24, 2017	June 25, 2016	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$444	$3,861	(89)%
Microsource	8,924	14,506	(38)%
Total	$9,368	$18,367	(49)%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$444	$3,861	(89)%
Microsource	4,058	5,668	(28)%
Total	$4,502	$9,529	(53)%

Backlog at the end of the first quarter of fiscal 2018 decreased 49% compared to the end of the same period last year. The Giga-tronics ASG backlog at June 24, 2017 was $444,000, a $3.4 million decrease; the decrease in the backlog was due to the fulfilment of the Navy ASG order. Microsource saw a 38% decrease in backlog in the first quarter of fiscal 2018. The decrease is primarily due to the fulfilment of the $4.5 million YIG production Order. The minimal level of new orders and the decrease in backlog could have a material adverse effect on the Company’s revenues, financial condition and ability to continue as a going concern.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	June 24, 2017	June 25, 2016	% Change
Giga-tronics Division	$297	$2,125	(86)%
Microsource	1,694	1,317	29%
Total	$1,991	$3,442	(42)%

Fiscal 2018 first quarter net sales were $2.0 million, a 42% decrease from the $3.4 million in the first quarter of fiscal 2017. Sales at Microsource increased 29% primarily due to an increase in YIG RADAR filter shipments and completion of certain related nonrecurring engineering (NRE) services.  Net sales for the Company’s Giga-tronics business unit were $297,000, an 86% decrease from $2.1 million in the first quarter of fiscal 2017. The decrease was primarily due to lower legacy product sales mainly due to recent product line divestitures as well as a decrease in the ASG product shipments. Sales for the Company’s Advanced Signal Generator (“ASG”) were $200,000 in the first quarter of fiscal 2018 compared to $674,000 in the first quarter of fiscal 2017.

Gross margins was as follows for the periods shown:

GROSS MARGIN
	Three Month Periods Ended
(Dollars in thousands)	June 24, 2017	June 25, 2016	% change
Total	$466	$925	65%

Gross margin decreased in the first quarter of fiscal 2018 to $466,000 from $925,000 for the first quarter of fiscal 2017. The lower gross margin was primarily due to the lower net sales.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	June 24, 2017	June 25, 2016	% change
Engineering	$452	$530	(15)%
Selling, general and administrative	1,171	1,305	(10)%
Total	$1,623	$1,835	(12)%

Operating expenses decreased 12% or $212,000 in the first quarter of fiscal 2018 over fiscal 2017. Engineering expenses decreased $78,000, primarily due to a decrease in personnel related expenses as a result of the sale of the Switch and Legacy product lines. Selling, general and administrative decreased by $134,000 primarily due to a non-recurring severance charge associated with an officer departure which was included in the first quarter of fiscal 2017.

Gain on Sale of Product Line

On June 20, 2016, the Company entered into an Asset Purchase agreement for the sale of its Switch product line to Astronics. Upon signing the agreement, Astronics paid $850,000 to the Company for the intellectual property of the product line. The Company recognized a net gain of $802,000 in the first quarter ended June 25, 2016 after related expenses were subtracted from the sales price. The gain is included in the accompanying consolidated financial statements. During the three-month periods ended June 24, 2017, there was no revenue associated with Switch sales. During the three-month period ended June 25, 2016, net Switch sales were $1.1 million (see Note 9, Sale of Product Lines).

Derivative Liability

There was no gains or losses recorded in the first quarter of fiscal 2018. The Company recorded a gain of $46,000 in the first quarter of fiscal 2017 related to revaluation of the derivative liability associated with warrants issued with the PFG Loan (see Note 7, Term Loans, Revolving Line of Credit and Warrants).

Net Interest Expense

Net interest expense in the first quarter of fiscal 2018 was $102,000, an increase of $62,000 over the first quarter of fiscal 2017. Interest expense increased primarily due to the new loan with PFG, as well as additional interest accrued as a result of the Company’s noncompliance with certain PFG loan covenants. For the first quarter of fiscal 2018, interest expense includes $22,000 of accretion of discounts on the new PFG loan compared to $11,000 recorded in the first quarter of fiscal 2017.

Net Loss

Net loss was for the first quarter of fiscal 2018 was $1.3 million compared to a net loss of $102,000 recorded in the first quarter of fiscal 2017. The increase in net loss was primarily due to the $802,000 gain recorded associated with the sale of the Switch product line in the first quarter of fiscal 2017 as discussed above and lower sales.

Financial Condition and Liquidity

As of June 24, 2017, Giga-tronics had $1.1 million in cash and cash equivalents, compared to $1.4 million as of March 25, 2017. The Company had negative working capital at June 24, 2017 compared to $620,000 at March 25, 2017. The current ratio (current assets divided by current liabilities) at June 24, 2017 was 0.95 compared to 1.09 at March 25, 2017. The decrease in working capital is primarily due to declining revenues resulting in net losses in the recent periods.

The Company will need additional financing to continue to fund operations; such financing may not be available on terms favorable to the Company if at all, which raises substantial doubt about our ability to continue as a going concern as of the date of this report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate some of its operations. The Company plans to meet its capital requirements primarily through issuances of equity securities, future partnerships, debt financing or possible product line sales. Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives. No assurance can be given that the Company will be able to meet its capital requirements through these means or otherwise.

Cash used in operating activities was $1.1 million for the three-month period ended June 24, 2017. Cash used in operating activities in the first quarter of fiscal 2018 resulted primarily from our net loss of $1.3 million, a decrease of $441,000 in accounts payable, a decrease of $206,000 in accounts receivable and a decrease of $167,000 in deferred revenues. These were partially offset by non-cash charges of $247,000 for depreciation and amortization and an increase of $451,000 in deferred rent.

Cash used in operating activities was $589,000 for the three-month period ended June 25, 2016. Cash used in operating activities in the first quarter of fiscal 2017 resulted primarily from our net loss of $102,000, an increase in inventories of $553,000, and partially offset by an increase in deferred revenue of $1.1 million due to advance payment arrangements for raw materials. These uses of cash were partially offset by a decrease to accounts payable of $173,000.

Cash used in investing activities for the three-month period ended June 24, 2017 was $620,000, primarily for leasehold improvements in conjunction with the Company’s relocation to Dublin, California.

Cash provided by investing activities was $1.2 million for the three-month period ended June 25, 2016. Cash provided by investing activities in the first quarter of fiscal 2017 resulted primarily from a cash payment from Astronics of $850,000 pertaining to the sale of our Switch product line as well as a cash payment from Spanawave of $375,000 pertaining to the sale of our legacy product lines. The cash payments were offset by additions to property and equipment of $30,000 in the first quarter of fiscal 2017. The additions in the first quarter ended fiscal 2017 were associated with equipment required to manufacture the ASG.

Cash provided by financing activities for the quarter ended June 24, 2017 was $1.4 million, primarily due to proceeds from the new term loan with PFG.

Cash used in financing activities for the quarter ended June 25, 2016 was $141,000, primarily due to the repayment of the Company’s term loan with PFG.

The Company incurred net losses of $1.2 million and $102,000 in the first quarter of fiscal 2018 and fiscal 2017, respectively. These losses have contributed to an accumulated deficit of $26.8 million as of June 24, 2017.

The Company has experienced delays in the development of features, orders, and shipments for the new Advanced Signal Generator (“ASG”). These delays have contributed, in part to a decrease in working capital. The new ASG product has shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or the uncertainty as to our ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank. The line of credit expires on May 6, 2019. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of June 24, 2017, the line of credit had a balance of $582,000.

These matters raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these matters, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs.

●

On April 27, 2017, the Company entered into a new loan agreement with PFG. Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000, with funding occurring on April 28, 2017. The loan has a two-year term, with interest only payments for the term of the loan. However, as of June 24, 2017, the Company was not in compliance with certain revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement (through the end of August) with respect to such noncompliance. No assurance can be given that the Company will be able to comply with the terms of the forbearance agreement that the parties agreed on, or that PFG will agree to a further extension of forbearance at the end of the initial forbearance period. The Company will most likely be required to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on timely basis.

●

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. The Company delivered NRE services for approximately $314,000 during the first quarter of fiscal 2018 and we expect to continue such services over the next nine to twelve months.

●

In March 2017 and July 2017, Microsource received two orders totaling $875,000 associated with its high performance YIG filter used on an aircraft platform; we expect to start shipping the filters in the second quarter of fiscal 2018.

●	In July 2017, the Giga-tronics Division received a $1.7 million order from the United States Navy for the Real-Time Threat Emulation Systems (“TEmS”) which the Company expects to ship in fiscal 2018.

●

With the elimination of Giga-tronics Switch, Power Meter, Amplifier, and Signal Generator legacy product lines resulting from the Asset Purchase Agreements with Spanawave and Astronics, (see Note 9, Sale of Product Lines), the Company has been able to reduce expenses, while providing additional cash for operations from the proceeds of the sales. The Company is also expecting longer term reductions in overhead costs by the relocating of its operations into a smaller facility beginning in the first quarter of fiscal 2018.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company started shipping the YIG Production Order in the second quarter of fiscal 2017, and we expect to ship the remainder through fiscal 2020.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In the first quarter of fiscal 2018, the Company entered into advance payment arrangements totaling $160,000. The Company will continue to seek similar terms in future agreements with these customers and other customers.

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

ITEM 4  – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Co-Chief Executive Officers and Principal Accounting & Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 24, 2017, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Co-Chief Executive Officers and Principle Accounting & Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Principal Accounting & Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1  – LEGAL PROCEEDINGS

As of June 24, 2017, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

ITEM 1A   – RISK FACTORS

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 24, 2017, except (i) with respect to the matter reported in Item 3, Defaults Upon Senior Securities, below and (ii) a continuing decrease in the Company’s cash flow and liquidity, which increases the level of doubt as to the Company’s ability to continue as a going concern.

ITEM 2  – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  – DEFAULTS UPON SENIOR SECURITIES

On April 27, 2017, the Company entered into a new loan agreement with PFG. Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000. As of June 24, 2017, the Company was not in compliance with certain revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement (through the end of August) with respect to such noncompliance. No assurance can be given that the Company will be able to comply with the terms of the forbearance agreement that the parties agreed on or that PFG will agree to a further extension of forbearance at the end of the initial forbearance period. The Company will most likely be required to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on timely basis.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 –   EXHIBITS

31.1	Certification of Co-Chief Executive Officers pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Principal Accounting & Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Co-Chief Executive Officers pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Principal Accounting& Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 4, 2017	/s/ John R. Regazzi
John R. Regazzi
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2017	/s/ Suresh Nair
Suresh Nair
Co-Chief Executive Officer

Date:	August 4, 2017	/s/ Temi Oduozor
Temi Oduozor
Corporate Controller &
Principal Accounting & Officer