Form 10-Q
period 2017-09-30
GIGA TRONICS INC
filed 2017-11-14
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2017

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [    ]     No [ X ]

There were a total of 10,178,153 shares of the Registrant’s Common Stock outstanding as of November 10, 2017.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and March 25, 2017	4

	Unaudited Condensed Consolidated Statements of Operations, Three and Six Months Ended September 30, 2017 and September 24, 2016	5

	Unaudited Condensed Consolidated Statements of Cash Flows, Six Months Ended September 30, 2017 and September 24, 2016	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other information	26
Item 6.	Exhibits	26

SIGNATURES		27

.	Exhibit Index
	31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act.
	31.2 Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act.
	32.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act.
	32.2 Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	September 30, 2017	March 25, 2017
Assets
Current assets:
Cash and cash-equivalents	$542	$1,421
Trade accounts receivable, net of allowance of $11 and $45, respectively	932	954
Inventories, net	5,200	4,811
Prepaid expenses and other current assets	194	452
Total current assets	6,868	7,638
Property and equipment, net	1,008	528
Other long-term assets	175	175
Capitalized software development costs	431	733
Total assets	$8,482	$9,074
Liabilities and shareholders' (deficit) equity
Current liabilities:
Line of credit	$552	$582
Accounts payable	1,072	1,107
Loan payable, net of discounts and issuance costs	1,370	—
Equity forward, at estimated fair value	36	—
Accrued payroll and benefits	380	583
Deferred revenue	3,389	3,614
Capital lease obligations	54	50
Deferred liability related to asset sale	375	375
Deferred rent	51	—
Other current liabilities	831	707
Total current liabilities	8,110	7,018
Warrant liability, at estimated fair value	162	222
Long term deferred rent	459	—
Long term obligations - capital lease	86	114
Total liabilities	8,817	7,354
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value Authorized - 1,000,000 shares; Series A - designated 250,000 shares; no shares at September 30, 2017 and March 25, 2017 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at September 30, 2017 and March 25, 2017 issued and outstanding; (liquidation preference of $3,540 at September 30, 2017 and March 25, 2017)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 10,173,153 shares at September 30, 2017 and 9,594,203 shares at March 25, 2017 issued and outstanding	24,674	24,390
Accumulated deficit	(27,920)	(25,581)
Total shareholders' (deficit) equity	(335)	1,720
Total liabilities and shareholders' (deficit) equity	$8,482	$9,074

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
(In thousands except per share data)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net sales	$2,242	$4,393	$4,233	$7,835
Cost of sales	1,755	3,163	3,280	5,680
Gross margin	487	1,230	953	2,155

Operating expenses:
Engineering	409	567	861	1,097
Selling, general and administrative	1,096	1,047	2,267	2,352
Total operating expenses	1,505	1,614	3,128	3,449

Operating loss	(1,018)	(384)	(2,175)	(1,294)

Gain on sale of product line	—	—	—	802
Gain on adjustment of warrant liability to fair value	60	28	60	74
Interest expense:
Interest expense, net	(88)	(31)	(167)	(60)
Interest expense from accretion of loan discount	(33)	(7)	(55)	(18)
Total interest expense, net	(121)	(38)	(222)	(78)
Loss before income taxes	(1,079)	(394)	(2,337)	(496)
Provision for income taxes	2	2	2	2
Net loss	$(1,081)	$(396)	$(2,339)	$(498)

Loss per common share - basic	$(0.11)	$(0.04)	$(0.24)	$(0.05)
Loss per common share - diluted	$(0.11)	$(0.04)	$(0.24)	$(0.05)

Weighted average shares used in per share calculation:
Basic	9,791	9,550	9,754	9,550
Diluted	9,791	9,550	9,754	9,550

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Month Periods Ended
(In thousands)	September 30, 2017	September 24, 2016
Cash flows from operating activities:
Net loss	$(2,339)	$(498)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	201	182
Share based compensation	118	151
Adjustment of warrant liability to fair value	(60)	(74)
Capitalized software development costs	302	(334)
Accretion of discounts and issuance costs on debt	55	27
Accretion interest on debt	61	—
Change in deferred rent	510	(71)
Gain on sale of product line	—	(802)
Changes in operating assets and liabilities
Trade accounts receivable	22	379
Inventories	(389)	235
Prepaid expenses and other assets	258	(29)
Accounts payable	(35)	(850)
Accrued payroll and benefits	(203)	(67)
Deferred revenue	(225)	2,555
Other current liabilities	124	(346)
Net cash (used in) provided by operating activities	(1,600)	458

Cash flows from investing activities:
Cash received from sale of product lines	—	1,225
Cash returned related to sale of product line	—	(375)
Purchases of property and equipment	(681)	(30)
Net cash (used in) provided by investing activities	(681)	820

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	1,456	—
Repayments of debt	—	(260)
Repayments of line of credit	(30)	—
Principal payments on capital leases	(24)	(21)
Net cash provided by (used in) financing activities	1,402	(281)

(Decrease)/Increase in cash and cash-equivalents	(879)	997

Beginning cash and cash-equivalents	1,421	1,331
Ending cash and cash-equivalents	$542	$2,328

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$88	$46

Supplementary disclosure of noncash financing activities:
Common stock issued in connection with debt issuance	$166	$—
Equipment disposal	$377	$174

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

Discontinued Operations The Company reviews its reporting and presentation requirements for discontinued operations in accordance with the guidance provided by ASC 205-20 as it moves to newer technology within the test and measurement market from legacy products to the newly developed Advanced Signal Generator. The disposal of these product line sales represents an evolution of the Company’s Giga-tronics Division to a more sophisticated product offered to the same customer base. The Company has evaluated the sales of product lines (see Note 9, Sale of Product Lines) concluding that each product line does not meet the definition of a “component of an entity” as defined by ASC 205-20. The Company is able to distinguish revenue and gross margin information as disclosed in Note 9, Sale of Product Lines to the accompanying financial statements however, operations and cash flow information is not clearly distinguishable and the Company is unable to present meaningful information about results of operations and cash flows from those product lines.

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

In March 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payments, including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard in the first quarter ended June 24, 2017, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

2)          Going Concern and Management’s Plan

The Company incurred net losses of $1.1 million for the second quarter and $2.3 million for the first half of fiscal 2018, respectively. These losses have contributed to an accumulated deficit of $27.9 million as of September 30, 2017. The Company used cash flow in operations totaling $1.6 million in the first half of fiscal 2018.

The Company has experienced delays in the development of features, receipt of orders, and shipments for the new Advanced Signal Generator (“ASG”). These delays have contributed, in part, to a decrease in working capital. The new ASG product has shipped to several customers, but potential delays in the development or refinement of features, longer than anticipated sales cycles, or uncertainty as to the Company’s ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank which expires on May 6, 2019. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of September 30, 2017, the line of credit had a balance of $552,000.

These matters raise substantial doubt as to the Company’s ability to continue as a going concern.

To address these matters, the Company’s management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in the following paragraphs:

●

In September 2017, Microsource received a $4.8 million order for continuing the YIG RADAR filter for a fighter jet platform. The Company expects to begin initial shipments of these filters in the fourth quarter of fiscal 2018 and ship the bulk of the order over the succeeding 9 to 12 month period.

●

On April 27, 2017, the Company entered into a new loan agreement with Partners For Growth V, L.P. (“PFG”). Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000, with funding occurring on April 28, 2017. The loan has a two-year term, with interest only payments for the term of the loan. However, as of June 24, 2017 and September 30, 2017, the Company was not in compliance with the loan’s revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement with respect to such noncompliance which expired on October 15, 2017. The Company is continuing to work with PFG to extend the previous agreed upon forbearance agreement, however, no assurance can be given that the Company will be able to extend the forbearance agreement beyond the initial forbearance period or agree on any amendments to the loan agreement including any revised covenants due to its current noncompliance. The default interest rate associated with any forbearance agreement is 6%, which is in addition to the loan’s aggregate per annum interest rate (see Note 7 – Term Loan, Revolving Line of Credit and Warrants). The Company will need to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on timely basis.

●

In March 2017 and July 2017, Microsource received two orders totaling $875,000 associated with its high performance YIG filter used on an aircraft platform; we started shipping a portion of the filters in the second quarter of fiscal 2018.

●

In July 2017, the Giga-tronics Division received a $1.7 million order from the United States Navy for the Real-Time Threat Emulation Systems (“TEmS”), which is a combination of the Advanced Signal Generator (“ASG”) hardware platform, along with software developed and licensed to the Company from a major Aerospace and Defense Company.The Company expects to ship this order in the second half of fiscal 2018.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company started shipping the YIG Production Order in the second quarter of fiscal 2017, and we expect to ship the remainder through fiscal 2020.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In the second quarter of fiscal 2018, the Company entered into advance payment arrangements totaling $300,000. The Company will continue to seek similar terms in future agreements with these customers and other customers.

Management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

Management will also continue to seek additional working capital through debt, equity financing or possible product line sales, however, there are no assurances that such financings or sales will be available at all, or on terms acceptable to the Company.

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

(4)            Inventories

Inventories consisted of the following:

(In thousands)	September 30, 2017	March 25, 2017
Raw materials	$1,601	$1,775
Work-in-progress	2,944	2,155
Finished goods	222	473
Demonstration inventory	433	408
Total	$5,200	$4,811

(5)          Software Development Costs

On September 3, 2015, the Company entered a software development agreement with a major aerospace and defense company whereby the aerospace company developed and licensed its simulation software to the Company. The simulation software (also called Open Loop Simulator or OLS technology) is currently the aerospace company’s intellectual property. The OLS technology generates threat simulations and enables various hardware to generate signals for performing threat analysis on systems under test. The Company licenses the OLS software as a bundled or integrated solution with its ASG.

The Company paid the aerospace company software development costs and fees for OLS of $1.2 million in the aggregate (this includes an amendment to the software development agreement for additional features and functionality), which was paid in monthly installments as the work was performed by the aerospace company through the third quarter of fiscal 2017. The OLS technology is a perpetual license agreement that may be terminated by the Company at any time as long as the Company provides a notice to the aerospace company and pays for the development costs incurred through the notice termination date. The Company is also obligated to pay royalties to the aerospace company on net sales of its ASG product sold with the OLS software (ASG TEmS) equal to seven percent of net sales price of each ASG system sold and subject to certain minimums. The Company expenses research and development costs as they are incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.

As of September 30, 2017, and March 25, 2017, capitalized software costs were $431,000 and $733,000, respectively. The Company began amortizing the costs of capitalized software to cost of sales in third quarter of fiscal 2017 using the straight-line methodology over an estimated three-year amortization period. During the fourth quarter of fiscal 2017, the Company changed its estimated amortization period from three years to two years due to the longer than anticipated procurement cycle associated with the ASG TEmS product line. The Company also amortized capitalized software costs using the estimated percentage of revenue approach (which was greater than straight-line amortization) in the fourth quarter of fiscal 2017. During the three and six-month periods ended September 30, 2017, the Company had no revenues associated with its ASG TEmS product line and therefore amortized capitalized software costs on a straight-line basis. Amortization of capitalized software costs recorded during the first and second quarter of fiscal 2018 were $151,000, respectively. There was no amortization recorded in the first and second quarter of fiscal 2017 as the Company had not yet released its ASG TEmS product line.

(6)      Accounts Receivable Line of Credit

On June 1, 2015, the Company entered into a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The agreement provides for a maximum borrowing capacity of $2.5 million of which $2.0 million is subject to a borrowing base calculation and $500,000 is non-formula based. On May 23, 2017, the Company renewed this credit line (which expired on May 7, 2017) through May 6, 2019.

The loan agreement is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2019 and bears an interest rate, equal to 1.5% over the bank’s prime rate of interest (which was 4.25% at September 30, 2017 resulting in an interest rate of 5.75%). Interest is payable monthly with principal due upon maturity. The Company paid an annual commitment fee of $12,500 in May 2017. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 150% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). While the Company maintained the asset coverage ratio, the Company was in a cross default at September 30, 2017, because of the PFG noncompliance described in Note 7 below.

The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of September 30, 2017, the Company’s total outstanding borrowings under the Bridge Bank line of credit were $552,000.

(7)        Term Loan, Revolving Line of Credit and Warrants

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

During the three and six-month periods ended September 30, 2017, the Company amortized discounts of approximately $33,000 and $22,000, respectively, to interest expense.

PFG’s ability to call the debt on default (contingent put) and its ability to assess interest rate at a default rate (contingent interest) are embedded derivatives which the Company evaluated. The fair value of these embedded features was determined to be immaterial and was not bifurcated from the debt host for accounting purposes.

As of June 24, 2017, and September 30, 2017, the Company was not in compliance with the loan’s revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement with respect to such noncompliance which expired on October 15, 2017. The Company is continuing to work with PFG to extend the previous agreed upon forbearance agreement, however, no assurance can be given that the Company will be able to extend the forbearance agreement beyond the initial forbearance period or agree on any amendments to the loan agreement including any revised covenants due to its current noncompliance. The default interest rate associated with any forbearance agreement is 6%, which is in addition to the aggregate per annum interest rate described above. The Company will need to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on timely basis.

On March 13, 2014, the Company entered into a three year, $2.0 million term loan agreement with PFG under which the Company received $1.0 million on March 14, 2014 (“First Draw”). Interest on the initial $1.0 million term loan was fixed at 9.75%. On June 16, 2014, the Company amended its loan agreement with PFG (the “Amendment”). Under the terms of the Amendment, PFG made a revolving credit line available to Giga-tronics in the amount of $500,000, and the Company borrowed the entire amount on June 17, 2014. The revolving line had a thirty-three month term. The Amendment reduced the future amount potentially available for the Company to borrow under the PFG Loan agreement from $1.0 million to $500,000. The interest on the PFG revolving credit line was fixed, calculated daily at a rate of 12.50% per annum. The Company as of September 30, 2017, and March 25, 2017 had fully repaid both the $1.0 million term loan and the $500,000 revolving credit line.

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

As of September 30, 2017, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $97,000 and $65,000, respectively, for a combined value of $162,000. As of March 25, 2017, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $133,000 and $89,000, respectively, for a combined value of $222,000. During the three and six-month periods ended September 30, 2017, the change in the fair value of the warrant liability totaled $60,000, respectively. During the three and six-month periods ended September 24, 2016, the change in the fair value of the warrant liability totaled $28,000 and $74,000 respectively. These changes are reported in the accompanying statement of operations as a gain on adjustment of warrant liability to fair value. There was no accretion recorded in the second quarter or first half of fiscal 2018 in connection with the March 2014 loan agreement as the loan was paid in full. During the three and six month periods ended September 24, 2016, the Company recorded accretion discount expense associated with the March 2014 loan of $7,000 and $18,000, respectively.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and six months period ended September 30, 2017. The carrying values of cash and cash equivalents, trade accounts receivable, line of credit, term debt and accounts payable approximate their fair values given their short-term nature. As of September 30, 2017, the carrying value of the outstanding PFG loan approximates the estimated aggregate fair value, since the embedded equity forward is recognized at fair value and classified with the loan host. The fair value estimate of the embedded equity forward is based on the closing price of the Company’s common stock on the measurement date, the risk-free rate, the date of expiration, and any expected cash distributions of the underlying asset before expiration. The estimated fair value of the embedded equity forward represents a Level 2 measurement.

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

The Company’s derivative warrant liability is measured at fair value on a recurring basis and is categorized as Level 3 in the fair value hierarchy. The derivative warrant liability is valued using a Monte Carlo simulation model, which used the following assumptions as of September 30, 2017: (i) the remaining expected life of 1.5 years, (ii) the Company’s historical volatility rate of 66.5%, (iii) risk-free interest rate of 1.39%, and (iv) a discount rate of thirty percent.

The aforementioned derivative warrant liability and equity forward are the Company’s only asset and liability recognized and measured at fair value on a recurring or non-recurring basis and are follows:

Fair Value Measurements as of September 30, 2017 (In Thousands):
	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$162
Equity forward	—	36	—
Total	$—	$36	$162

Fair Value Measurements as of March 25, 2017 (In Thousands):
	Level 1	Level 2	Level 3
Warrant liability	$—	—	$222
Total	$—	$—	$222

There were no transfers between Level 1, Level 2, or Level 3 for the three and six-month periods ended September 30, 2017 and March 25, 2017.

The table below summarizes changes in gains and losses recorded in earnings for Level 3 assets and liabilities that are still held at September 30, 2017:

	Three Month Periods Ended		Six Month Periods Ended
(In thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Warrant liability at beginning of period	$222	$307	$222	$353
Gains (recorded in other income/expense)	(60)	(28)	(60)	(74)
Losses (recorded in other income/expense)	—	—	—	—
Warrant liability at end of period	$162	$279	$162	$279

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at September 30, 2017 or March 26, 2016.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2017 and March 25, 2017:

September 30, 2017	Valuation Technique(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	30%

March 25, 2017	Valuation Techniques(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	24%

The discount rate of thirty percent at September 30, 2017, and twenty four percent at March 25, 2017 is management’s estimate of the current cost of capital given the Company’s credit worthiness. A significant increase in the discount rate would significantly decrease the fair value, but the magnitude of this decrease would be less significant in a scenario where the Company’s stock price is significantly higher than the exercise price since the holder’s option to take a cash payment at maturity represents a smaller component of the total fair value when the Company’s stock price is higher. The Monte Carlo simulation model simulated the Company’s stock price through the maturity date of March 31, 2019. At the end of the simulated period, the value of the warrant was determined based on the greater of (1) the net share settlement value, (2) the net exercise value, or (3) the fixed cash put value.

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

The Company had no revenues or gross margin associated with the Switch product line during the three and six months periods ended September 30, 2017. During the three and six months periods ended September 24, 2016, the Switch product line accounted for approximately $960,000 and $2.1 million in product revenue, respectively. There was no margin associated with the sales during the three-month periods ended September 24, 2016, as the revenues were primarily attributable to inventory transferred at book value to Astronics, in accordance with the Asset Purchase Agreement. Gross margins of the Switch product line for the six-month periods ended September 24, 2016 was $437,000. While the Company is able to distinguish revenue and gross margin information related to the sale of the Switch product line to Astronics, the Company is unable to present meaningful information about results of operation and cash flows from the Switch product line.

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave Corporation, whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers, and Legacy Signal Generators for $1.5 million. The agreement provided for the transfer of these product lines to Spanawave sequentially in six phases beginning with certain sensor and amplifier products. The Company had transferred the Power Meters and Amplifiers in phases one through five, but still holds the rights to phase 6 (Legacy Signal Generators). During the second quarter ended September 24, 2016, the Company and Spanawave became engaged in a dispute, including litigation initiated by Spanawave and an arbitration proceeding initiated by Spanawave’s affiliate Liberty Test Equipment, Inc. (“Liberty Test”), as to whether the Company has fulfilled all the requirements to close phases one through five and become entitled to the $375,000 received by the Company during the first quarter of fiscal 2017 (see below).

The complaint sought specific performance of the agreement and damages. Spanawave’s affiliate Liberty Test also filed an arbitration claim for $440,000 under a distribution agreement between the Company and Liberty. The Company filed cross-complaints in both the litigation and arbitration asserting breach of the respective agreements by Spanawave and Liberty. The Company had previously asserted that the distribution agreement did not extend to the products with respect to which the claim has been made. The parties have negotiated in an effort to settle the dispute notwithstanding the filings. On October 16, 2017, the Company reached a settlement agreement with Spanawave and Liberty Test whereby all parties exchanged mutual releases and agreed that phases one through five of the Asset Purchase Agreement were concluded and the sale of the remaining phase (Phase 6) to Spanawave (which was in dispute) was abandoned. The abandoned Phase 6 Legacy Signal Generators product line (and related inventory) remains an asset of the Company. The Company, Spanawave and Liberty Test also dismissed all arbitration claims as part of the settlement.

During fiscal 2017, the Company received $750,000 from Spanawave under the agreement. Of this amount, the Company returned $375,000 to Spanawave on July 28, 2016 resulting from the dispute regarding the status of phases one through five. The remaining $375,000 is included in deferred liability related to asset sales in the consolidated balance sheet. In addition, in June 2016, the Company received approximately $275,000 in exchange for raw material purchases. The purchase price of the raw materials approximated its carrying value, therefore no gain or loss was recognized. No gain was recognized in connection with these product line sales because of the aforementioned dispute, however as a result of the settlement of the dispute in October 2017 as set forth above (see also Note 17, Subsequent Events), the Company will recognize the associated gain in the third quarter of fiscal 2018. During the three and six-month periods ended September 30, 2017, these product lines accounted for approximately $94,000 and $187,000, respectively. Gross margins were immaterial. These product lines accounted for approximately $75,000 and $350,000 in revenue during the three and six-month periods ended September 24, 2016, respectively. While the Company is able to distinguish revenue and gross margin information related to the sale of these product lines, the Company is unable to present meaningful information about results of operation and cash flows from these product lines.

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

	Three Month Periods Ended		Six Month Periods Ended
(In thousands except per share data)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net loss	$(1,081)	$(396)	$(2,339)	$(498)

Weighted average:
Common shares outstanding	9,791	9,550	9,754	9,550
Potential common shares	—	—	—	—
Common shares assuming dilution	9,791	9,550	9,754	9,550

Net earnings/ loss per share – basic	$(0.11)	$(0.04)	$(0.24)	$(0.05)
Net earnings/ loss per share – diluted	$(0.11)	$(0.04)	$(0.24)	$(0.05)
Stock options not included in computation that could potentially dilute EPS in the future	1,030	1,335	1,030	1,335
Restricted stock awards not included in computation that could potentially dilute EPS in the future	376	—	376	—
Issuable shares for interest on loan	48	—	48	—
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,853	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	3,737	3,737	3,737	3,737

The exclusion of stock options, restricted stock, convertible preferred stocks and warrants from the computation of diluted earnings per share (EPS) for the three and six-month periods ended September 30, 2017 and September 24, 2016 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(11)     Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. The 2005 Plan has been extended to be effective until 2025. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of September 30, 2017, no SAR’s have been granted under the option plan. As of September 30, 2017, the total number of shares of common stock available for issuance was 983,177. All outstanding options have a ten-year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Six Month Periods Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Dividend yield	—	None	—	—
Expected volatility	89.82%	None	89.82%	98.95%
Risk-free interest rate	1.77%	None	1.77%	1.38%
Expected term (years)	8.36	None	8.36	8.36

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

A summary of the changes in stock options outstanding for the six-month period ended September 30, 2017 and the fiscal year ended March 25, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 26, 2016	1,592,200	$1.52	6.8	$69
Granted	148,000	0.97
Exercised	—	—
Forfeited / Expired	635,700	1.57
Outstanding at March 25, 2017	1,104,500	$1.41	6.1	$3
Granted	11,000	0.85	9.84
Exercised	—	—
Forfeited / Expired	85,500	1.41	5.21
Outstanding at September 30, 2017	1,030,000	$1.41	5.66	$1

Exercisable at September 30, 2017	800,100	$1.44	5.23	$—

At September 30, 2017, expected to vest in the future	152,704	$1.25	8	$1

As of September 30, 2017, there was $178,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.20 years. There were 63,350 options and 102,650 options that vested during the quarter ended September 30, 2017 and September 24, 2016, respectively. The total grant date fair value of options vested during the quarters ended September 30, 2017 and September 24, 2016 was $71,000 and $126,000 respectively. There were 92,850 and 237,700 options that vested during the six-month period ended September 30, 2017 and September 24, 2016, respectively. The total grant date fair value of options vested during the six-month period ended September 30, 2017 and September 24, 2016 was $104,000 and $1,000, respectively. No shares were exercised during the three and six-month period ended September 30, 2017 and September 24, 2016. Share based compensation cost recognized in operating results for the three-month periods ended September 30, 2017 and September 24, 2016 totaled $41,000 and $79,000, respectively. Share based compensation cost recognized in operating results for the six-month periods ended September 30, 2017 and September 24, 2016 totaled $78,000 and $151,000, respectively.

Restricted Stock

The Company granted 36,000 and 386,450 restricted awards during the second quarter and first half of fiscal 2018, respectively. No restricted awards were granted during the second quarter or first half of fiscal 2017. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period net of estimated forfeitures. As of September 30, 2017, there was $191,000 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 1.64 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for the restricted and unrestricted stock awards during the second quarter and first half of fiscal of 2018 was $31,000 and $40,000. There was no compensation recognized for the restricted and unrestricted stock awards during the second quarter or first half of fiscal 2017.

A summary of the changes in non-vested restricted stock awards outstanding for the six-month period ended September 30, 2017 and the fiscal year ended March 25, 2017 is as follows:

	Shares	Weighted Average Fair Value
Non-Vested at March 26, 2016	—	$—
Granted	44,500	—
Vested	44,500	—
Forfeited or cancelled	—	—
Non-Vested at March 25, 2017	—	$—
Granted	386,450	0.80
Vested	—	—
Forfeited or cancelled	10,000	0.80
Non-Vested at September 30, 2017	376,450	$0.80

(12)      Significant Customer and Industry Segment Information

The Company has two reportable segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division historically produces a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare.

●	Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors.

The tables below present information for the three and six-month periods ended September 30, 2017 and September 24, 2016.

		Three Month Periods Ended			Three Month Periods Ended
(In thousands)	Sep. 30, 2017	Sep. 30, 2017		Sep. 24, 2016	Sep. 24, 2016
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,768	$442	$(1,773)	$8,423	$1,697	$(1,410)
Microsource	2,714	1,800	692	3,364	2,696	1,014
Total	$8,482	$2,242	$(1,081)	$11,787	$4,393	$(396)

		Six Month Periods Ended			Six Month Periods Ended
(In thousands)	Sep. 30, 2017	Sep. 30, 2017		Sep. 24, 2016	Sep. 24, 2016
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,768	$739	$(3,622)	$8,423	$3,822	$(1,964)
Microsource	2,714	3,494	1,283	3,364	4,013	1,466
Total	$8,482	$4,233	$(2,339)	$11,787	$7,835	$(498)

During the second quarter of fiscal 2018, two customers accounted for approximately 73% of the Company’s consolidated revenues. One of the customers accounted for 38% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 34% of the Company’s consolidated revenue and was also included in the Microsource segment. During the second quarter of fiscal 2017, two customers accounted for 60% of the Company’s consolidated revenues. One of the customers accounted for 35% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 25% of the Company’s consolidated revenue and was also included in the Microsource segment. A third customer accounted for 22% of the Company’s consolidated revenue and was primarily included in the Giga-tronics Division.

During the first half of fiscal 2018, one customer accounted for 41% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 36% of the Company’s consolidated revenue and was also included in the Microsource segment. During the first half of fiscal 2017, one customer accounted for 33% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 16% of the Company’s consolidated revenue and was also included in the Microsource segment. A third customer accounted for 12% of the Company’s consolidated revenue and was primarily included in the Gigatronics Division.

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

The Company recorded $2,000 tax expense for the three and six-month periods ended September 30, 2017 and September 24, 2016. The effective tax rate for the three and six-month periods ended September 30, 2017 and September 24, 2016 was 0%, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of September 30, 2017, the Company had recorded $120,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company does have a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due. However, as a result of the on-going examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015.

(14)        Warranty Obligations

The Company records a provision in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Month Periods Ended		Six Month Periods Ended
(In thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Balance at beginning of period	$91	$60	$123	$60
Provision, net	203	3	204	115
Warranty costs incurred	(159)	(2)	(192)	(114)
Balance at end of period	$135	$61	$135	$61

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

On July 8, 2013, the Company received $817,000 in net cash proceeds from the Investor under a Securities Purchase Agreement. The Company sold to the Investor 5,111.86 shares of its Series D Convertible Voting Perpetual Preferred Stock (Series D Preferred Stock) and a warrant to purchase up to 511,186 additional shares of common stock at the price of $1.43 per share. The allocation of the $858,000 in gross proceeds from issuance of Series D Preferred Stock based on the relative fair values resulted in an allocation of $498,000 (which was recorded net of $41,000 of issuance costs) to Series D Preferred Stock and $360,000 to Common Stock.  In addition, because the effective conversion rate based on the $498,000 allocated to Series D Preferred Stock was $0.97 per common share which was less than the Company’s stock price on the date of issuance, a beneficial conversion feature was present at the issuance date. The beneficial conversion feature totaled $238,000 and was recorded as an increase of common stock and an increase to accumulated deficit.

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

The table below present information for the periods ended September 30, 2017 and March 25, 2017:

Preferred Stock as of September 30, 2017 and March 25, 2017

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

(17)        Subsequent Events

As mentioned in Note 9 above, on October 16, 2017, the Company reached a settlement agreement with Spanawave and Liberty Test whereby all parties exchanged mutual releases and agreed that phases one through five of the Asset Purchase Agreement were concluded and the sale of the remaining phase (Phase 6) to Spanawave (which was in dispute) was abandoned. The abandoned Phase 6 Legacy Signal Generators product line (and related inventory) remains an asset of the Company. As part of the settlement, the Company, Spanawave and Liberty Test agreed to dismiss and or withdraw all related complaints, cross-complaints and arbitration claims. As a result of the settlement, the Company will recognize the $375,000 classified as deferred liability related to asset sale (as of September 30, 2017) as a gain on asset sale in the third quarter of fiscal 2018.

On October 20, 2017, the Company’s Board of Directors approved resolutions authorizing the Company to initiate delisting from the Nasdaq Stock Market. The decision to withdraw its listing from NASDAQ was taken following the Company's review and consideration of several factors including the likelihood of ongoing non-compliance with the NASDAQ listing requirements. The Board of Directors determined that the Company was unlikely to satisfy the requirements for a minimum share price of $1.00 and a minimum shareholders’ equity of $2,500,000 by the deadline of October 31, 2017, previously imposed by Nasdaq panel and that an orderly transition to the OTCQB was in the best interests of the Company and its shareholders. The Company notified the NASDAQ stock market of its intention to withdraw its ongoing appeal. The last trading day on the NASDAQ was October 27, 2017. The Company started trading its common stock on the OTCQB Market beginning October 30, 2017 under the ticker symbol GIGA.

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

●

The Giga-tronics Division over the past 35 years has produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. Giga-tronics has recently completed a move within the test and measurement market from its legacy products to the newly developed ASG product. As part of this evolution certain legacy product lines were sold to raise additional capital. For example, we sold our SCPM product line to Teradyne in 2013, and in December of 2015, Giga-tronics entered into an agreement with Spanawave to sell its Power Meters, Amplifiers, and Legacy Signal Generators product lines (see Note 9, Sale of Product Lines). In June of 2016, Giga-tronics sold its Switch product line to Astronics (see Note 9, Sale of Product Lines). With the disposition of these legacy product lines, the Giga-tronics Division is solely focused on the ASG product in the test and measurement equipment market.

●

Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors. The Microsource YIG RADAR filters provide us with long term production and development contracts with strong gross margins.

The ASG has the potential to significantly grow product sales and achieve strong gross margins. However, Giga-tronics has experienced significant delays developing, manufacturing and receiving ASG customer orders. The ASG is the most technically complex and advanced product Giga-tronics has developed and manufactured, and we have experienced delays in bringing the product to market and efficiently manufacturing it. It is also priced significantly higher than any other Giga-tronics product, and we have experienced longer than anticipated procurement cycles in the electronic warfare market it services. The delays in the development and manufacturing of the ASG, along with the longer than anticipated procurement cycles, have significantly contributed to the increased operating losses in the first half of fiscal 2018 and prior years. Giga-tronics could experience similar losses in the current fiscal year if there are further delays in ASG features currently being developed, manufacturing efficiencies are not achieved, and customer orders are delayed. To bring the ASG to its full potential, Giga-tronics will be required to seek additional working capital, however, there are no assurances that such working capital will be available, or on terms acceptable to the Company.

Significant Orders

Both the Giga-tronics Division and Microsource receive large customer orders each year. The timing of orders, and any associated milestone achievement, causes significant differences in orders received, backlog, sales, deferred revenue, inventory, and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. Of this NRE service order, we delivered approximately $304,000 in services during the second quarter ended September 30, 2017, and we expect to finish delivering such services in the second half of fiscal 2018.

In March 2017, Microsource received a $404,000 YIG RADAR filter order from one of our customers. We started shipping this order in the second quarter of fiscal 2018.

Also in July 2017, Microsource received an additional $471,000 YIG RADAR filter order from one of our customers. We expect to fulfil this order in the second half of fiscal 2018.

In July 2017, the Giga-tronics Division received a follow on $1.7 million order from the United States Navy for our Real-Time Threat Emulation System (TEmS) which is a combination of the ASG hardware platform, along with software developed and licensed to the Company from a major Aerospace and Defense Company. We expect to fulfil this order in the second quarter of fiscal 2018.

In September 2017, Microsource received a $4.8 million order for continuing the YIG RADAR filter for a fighter jet platform. The Company expects to begin initial shipments of these filters in the fourth quarter of fiscal 2018 and ship the bulk of the order over the succeeding 9 to 12 month period.

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

In fiscal 2015, Microsource received a $6.5 million order (“NRE Order”) for non-recurring engineering and for delivery of a limited number of flight-qualified prototype hardware from a second prime defense contractor to develop a variant of our high performance fast tuning YIG RADAR filters for an aircraft platform. In fiscal 2016 our Microsource business unit also finalized an associated multiyear $10.0 million YIG production order (“YIG Production Order”). The Company started shipping the YIG Production Order in the second quarter of fiscal 2017, and anticipates shipping it through fiscal 2020.

Critical Accounting Policies

 Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 25, 2017 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three and six months ended September 30, 2017, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies.

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

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	September 30, 2017	September 24, 2016	% change
Giga-tronics Division	$1,768	$1,412	25%
Microsource	5,620	2,566	119%
Total	$7,388	$3,978	86%

	Six Month Periods Ended
(Dollars in thousands)	September 30, 2017	September 24, 2016	% change
Giga-tronics Division	$1,746	$6,141	(72%	)
Microsource	5,637	7,109	(21%	)
Total	$7,383	$13,250	(44%	)

New orders received in the second quarter of fiscal 2018 increased by 86% to $7.4 million from the $4.0 million received in the second quarter of fiscal 2017. The Giga-tronics Division saw a $356,000 or 25% increase in orders due to the $1.7 million order from the US Navy associated with the Company’s ASG product. The Microsource business unit saw a $3.0 million or 119% increase primarily due to the receipt of a $4.8 million order in comparison to the $1.9 million non-recurring engineering order received in the second quarter of fiscal 2017.

New orders received in the first half of fiscal 2018 decreased by 44% to $7.4 million from the $13.3 million received in the first half of fiscal 2017. The Giga-tronics Division saw a $4.4 million or 72% decrease in orders primarily due to lower bookings associated with the ASG product. The Company received a $1.7 million order in comparison to the larger $3.8 million order received from the US Navy in the prior period. The Microsource business unit saw a $1.5 million or 21% decrease in the first half of fiscal 2018. Orders totaling $5.6 million was received in the first half of fiscal 2018 in comparison to the $4.5 million order for YIG RADAR filters and the $1.9 million non-recurring engineering order received in the first half of fiscal 2017.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	September 30, 2017	September 24, 2016	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$1,770	$3,576	(51%	)
Microsource	12,744	14,376	(11%	)
Total	$14,514	$17,952	(19%	)

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$1,770	$3,576	(51%	)
Microsource	5,464	6548	(17%	)
Total	$7,234	$10,124	(29%	)

Backlog at the end of the second quarter of fiscal 2018 decreased 19% compared to the same period end in the prior year. The Giga-tronics Division saw a 51% decrease in backlog primarily due to the lower ASG orders discussed above. Microsource saw an 11% decrease in backlog in the second quarter of fiscal 2018 as the Company started fulfilling the $10.0 million YIG production order and the $1.9 million nonrecurring order. Backlog also decreased as the size of the new orders received was smaller in comparison to the $4.5 million YIG production Order and the $1.9 million non-recurring engineering order received in the prior period. The $4.5 million Production Order included in the backlog at September 2016 was fulfilled throughout fiscal 2017 and completed in the second quarter of fiscal 2018. Continuation of the decreased level of new ASG orders and the decrease in backlog would have a material adverse effect on the Company’s revenues, financial condition and its ability to continue as a going concern.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	September 30, 2017	September 24, 2016	% change
Giga-tronics Division	$442	$1,697	(74%	)
Microsource	1,800	2,696	(33%	)
Total	$2,242	$4,393	(49%	)

	Six Month Periods Ended
(Dollars in thousands)	September 30, 2017	September 24, 2016	% change
Giga-tronics Division	$739	$3,822	(81%	)
Microsource	3,494	4,013	(13%	)
Total	$4,233	$7,835	(46%	)

Net sales in the second quarter of fiscal 2018 were $2.2 million, a 49% decrease from the $4.4 million in fiscal 2017. Net sales for the Giga-tronics Division decreased by $1.3 million or 74% primarily due to lower sales associated with the legacy products sold to Astronics and a decrease associated with the Company’s new ASG product. Net sales for Microsource decreased by $896,000 or 33% primarily due to the winding down of non-recurring engineering services as well as lower product revenues as the Company fulfilled the $4.5 million order for YIG RADAR filters.

Net sales in the first half of fiscal 2018 decreased 46% to $4.2 million from the $7.8 million in the first half of fiscal 2017. Net sales for the Giga-tronics Division decreased by $3.1 million or 81% primarily due to the decrease in sales associated the legacy products sold to Astronics, and the decrease in sales associated with the Company’s new ASG product as discussed above. Net sales for Microsource decreased by $519,000 or 13% primarily due to milestone revenues associated with the winding down of the NRE Order as discussed above.

Gross margin was as follows for the periods shown:

GROSS MARGIN
	Three Month Periods Ended
(Dollars in thousands)	September 30, 2017	September 24, 2016	% change
Gross Margin	$487	$1,230	(60%	)

	Six Month Periods Ended
(Dollars in thousands)	September 30, 2017	September 24, 2017	% change
Gross Margin	$953	$2,155	(56%	)

Gross margin decreased in the second quarter of fiscal 2018 to $487,000 from $1.2 million for the second quarter of fiscal 2017. The decrease was due to the decrease in net sales. For the first six months of fiscal 2018, gross margin decreased to $953,000 from $2.1 million for the second quarter of fiscal 2017. The decrease was primarily due to the decrease in net sales as well unabsorbed factory overhead variances due to fewer product shipments.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	September 30, 2017	September 24, 2016	% change
Engineering	$409	$567	(28)%
Selling, general and administrative	1,096	1,047	5%
Total	$1,505	$1,614	(7)%

	Six Month Periods Ended
(Dollars in thousands)	September 30, 2017	September 24, 2016	% change
Engineering	$861	$1,097	(22)%
Selling, general and administrative	2,267	2,352	(4)%
Total	$3,128	$3,449	(9)%

Total operating expenses decreased 7% or $109,000 in the second quarter of fiscal 2018 over fiscal 2017. Engineering expenses decreased $158,000 or 28% during the second quarter of fiscal 2018 compared to the same prior year period primarily due to fewer development hours associated with ASG (as the ASG product moved into production in the second half of fiscal 2016).

Selling, general and administrative expenses increased slightly compared to the second quarter of fiscal 2017 primarily due to international sales representative commissions as well as management consulting efforts associated with the Company’s ASG product.

Total operating expenses decreased 9% or $321,000 in the first half of fiscal 2018 over fiscal 2017. Engineering expenses decreased $236,000 or 22% primarily due to a decrease in development hours associated with ASG as described above and a decrease in personnel related expenses, due to the sale of the Switch product line.

Selling, general and administrative decreased slightly by $85,000 or 4% primarily due to a decrease in personnel related costs.

Gain on Sale of Product Line

On June 20, 2016, the Company entered into an Asset Purchase agreement for the sale of its Switch product line to Astronics. Upon signing the agreement, Astronics paid $850,000 to the Company for the intellectual property of the product line. The Company recognized a net gain of $802,000 in the first quarter ended June 25, 2016 after related expenses were subtracted from the sales price. The gain is included in the accompanying consolidated financial statements. During the three and six -month periods ended September 30, 2017, there was no revenue associated with Switch sales. During the three and six month periods ended September 24, 2016, net Switch sales were $982,000 and $2.1 million, respectively (see Note 9, Sale of Product Lines).

Derivative Liability

The Company recorded a gain of $60,000, in the three and six month periods ended September 30, 2017, respectively, related to revaluation of the derivative liability associated with warrants issued with the PFG loan (see Note 7, Term Loan, Revolving Line of Credit and Warrants). The Company recorded a gain of $28,000 and $74,000 in the three and six month periods ended September 24, 2016, respectively, related to revaluation of the derivative liability associated with warrants issued with the PFG loan.

Interest Expense

Net interest expense in the second quarter of fiscal 2017 was $121,000, an increase of $83,000 over the second quarter of fiscal 2017. Interest expense increased primarily due to the new PFG loan. For the second quarter of fiscal 2018, interest expense included $33,000 of accretion of discounts on the PFG loan compared to $7,000 recorded in the second quarter of fiscal 2017. Net interest expense in the first half of fiscal 2017 was $222,000, an increase of $144,000 over the first half of fiscal 2017. For the first half of fiscal 2018, interest expense included $55,000 of accretion of discounts on the PFG loan compared to $18,000 recorded in the first half of fiscal 2017 (see Note 7, Term Loan, Revolving Line of Credit and Warrants).

Net Loss

Net loss for the second quarter of fiscal 2018 was $1.1 million, compared to a net loss of $396,000 recorded in the second quarter of fiscal 2017. The increase in net loss was primarily due to the lower net sales in the current period in comparison to the same prior year period as discussed above. Net loss for the first half of fiscal 2018 was $2.3 million, compared to a net loss of $498,000 recorded in the first half of fiscal 2017. The increase in net loss was primarily due to the lower net sales discussed above. Net loss was also higher in the first half of fiscal 2018 in comparison to the prior period as the net loss recorded in the first half of fiscal 2017 included a $802,000 gain recorded associated with the sale of the Switch product line in the first quarter of fiscal 2017.

Financial Condition and Liquidity

As of September 30, 2017, Giga-tronics had $542,000 in cash and cash equivalents, compared to $1.4 million as of March 25, 2017. The Company had negative working capital at September 30, 2017 compared to $620,000 at March 25, 2017. The current ratio (current assets divided by current liabilities) at September 30, 2017 was 0.85 compared to 1.09 at March 25, 2017. The decrease in working capital is primarily due to declining revenues and resulting net losses during fiscal 2018.

Cash Flows

A summary of our net cash provided by (used in) operating activities from operations, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows:

	Six Months Ended
	September 30, 2017	September 24, 2016
Net cash (used in) provided by operating activities	$(1,600)	$458
Net cash (used in) provided by investing activities	(681)	820
Net cash provided by (used in) financing activities	1,402	(281)

During the six months ended September 30, 2017, our operating activities used cash of $1.6 million, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock based compensation and depreciation and amortization.

During the six month period ended September 24, 2016, cash provided by operating activities was $458,000, primarily due to an increase of $2.6 million in deferred revenue due to advance payment arrangements for raw materials for our customers, which was partially offset by our net loss.

Cash used in investing activities for the six-month period ended September 30, 2017 was $681,000, primarily for leasehold improvements in conjunction with the Company’s facility relocation to Dublin, California.

Cash provided by investing activities was $820,000 for the six month period ended September 24, 2016. Cash provided by investing activities in the first half of fiscal 2017 resulted primarily from a cash payment from Astronics of $850,000 pertaining to the sale of our Switch product line as well as a cash payment from Spanawave of $375,000 pertaining to the sale of our legacy product lines. The cash payments were offset by additions to property and equipment of $30,000 in the first half of fiscal 2017. The additions in the first half of fiscal 2017 were associated with equipment required to manufacture the ASG.

Cash provided by financing activities for the six month period ended September 30, 2017 was $1.4 million, primarily due to proceeds from the new term loan with PFG.

Cash used in financing activities for the six month period ended September 24, 2016 was $281,000, primarily due to the repayment of the Company’s previous term loan with PFG.

The Company incurred net losses of $1.1 million for the second quarter and $2.3 million for the first half of fiscal 2018. These losses have contributed to an accumulated deficit of $27.9 million as of September 30, 2017.The Company has also experienced delays in the development or refinement of features, receipt of orders, and shipments for the new ASG. These delays have contributed, in part, to a decrease in working capital.

The new ASG product has shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or uncertainty as to the Company’s ability to efficiently manufacture the ASG, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank which expires on May 6, 2019. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of September 30, 2017, the line of credit had a balance of $552,000.

On April 27, 2017, the Company entered into a new loan agreement with PFG. Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000, with funding occurring on April 28, 2017. The loan has a two-year term, with interest only payments for the term of the loan. However, as of June 24, 2017 and September 30, 2017, the Company was not in compliance with the loan’s revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement with respect to such noncompliance which expired on October 15, 2017. The Company is continuing to work with PFG to extend the previous agreed upon forbearance agreement, however, no assurance can be given that the Company will be able to extend the forbearance agreement beyond the initial forbearance period or agree on any amendments to the loan agreement including any revised covenants due to its current noncompliance. The default interest rate associated with any forbearance agreement is 6%, which is in addition to the loan’s aggregate per annum interest rate of 16%. The Company will need to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on timely basis.

These matters raise substantial doubt as to the Company’s ability to continue as a going concern. To address these matters, our management team has taken several actions which are described in Note 2 (Going Concern and Management’s Plan) above to provide additional liquidity and reduce costs and expenses going forward.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Co-Chief Executive Officers and Principal Accounting & Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2017, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Co-Chief Executive Officers and Principle Accounting & Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Principal Accounting & Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2017, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

On October 16, 2017, the Company reached a settlement agreement with Spanawave and Liberty Test whereby all parties exchanged mutual releases and agreed that phases one through five of the Asset Purchase Agreement dated December 15, 2015 were concluded and the sale of the remaining phase (Phase 6) to Spanawave (which was in dispute) was abandoned. The abandoned Phase 6 Legacy Signal Generators product line (and related inventory) remains an asset of the Company. As part of the settlement, the Company, Spanawave and Liberty Test agreed to dismiss and or withdraw all related complaints, cross-complaints and arbitration claims.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On April 27, 2017, the Company entered into a new loan agreement with PFG. Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000. As of September 30, 2017, the Company was not in compliance with the loan’s revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement with respect to such noncompliance, which expired on October 15, 2017. The Company is continuing to work with PFG to extend the previous agreed upon forbearance agreement however, no assurance can be given that the Company will be able to extend the forbearance agreement beyond the initial forbearance period or agree on any amendments to the loan agreement including any revised covenants due to its current noncompliance. The default interest rate associated with any forbearance agreement is 6%, which is in addition to the aggregate per annum interest rate described in Note 7. The Company will need to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on a timely basis.

The Company maintains a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The agreement provides for a maximum borrowing capacity of $2.5 million of which $2.0 million is subject to a borrowing base calculation and $500,000 is non-formula based. The loan agreement is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 150% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). While the Company maintained the asset coverage ratio, the Company was in a cross default at September 30, 2017, because of the PFG noncompliance described above.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of Co-Chief Executive Officers pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Principal Accounting & Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of Principal Accounting & Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 14, 2017	/s/ John R. Regazzi
John R. Regazzi
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2017	/s/ Suresh Nair
Suresh Nair
Co-Chief Executive Officer

Date:	November 14, 2017	/s/ Temi Oduozor
Temi Oduozor
Corporate Controller &
Principal Accounting & Financial Officer