Form 10-Q
period 2017-12-30
GIGA TRONICS INC
filed 2018-02-12
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 30, 2017

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [    ]     No [ X ]

There were a total of 10,182,153 shares of the Registrant’s Common Stock outstanding as of February 2, 2018.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of December 30, 2017 and March 25, 2017	4

	Unaudited Condensed Consolidated Statements of Operations, Three and Nine Months Ended December 30, 2017 and December 24, 2016	5

	Unaudited Condensed Consolidated Statements of Cash Flows, Nine Months Ended December 30, 2017 and December 24, 2016	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other information	26
Item 6.	Exhibits	27

SIGNATURES		28

.	Exhibit Index
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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations and to continue as a going concern; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) risks related to customers’ credit worthiness/profiles; (4) changes in the Company’s credit profile and its ability to borrow; (5) a potential decline in demand for certain of the Company’s products; (6) potential product liability claims; (7) the potential loss of key personnel; and (8) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 25, 2017 for further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	December 30, 2017	March 25, 2017 **
Assets
Current assets:
Cash and cash-equivalents	$760	$1,421
Trade accounts receivable, net of allowance of $11 and $45, respectively	830	954
Inventories, net	5,421	4,811
Prepaid expenses and other current assets	69	452
Total current assets	7,080	7,638
Property and equipment, net	921	528
Other long-term assets	175	175
Capitalized software development costs	—	733
Total assets	$8,176	$9,074
Liabilities and shareholders' (deficit) equity
Current liabilities:
Line of credit	$552	$582
Accounts payable	1,463	1,107
Loan payable, net of discounts and issuance costs	1,415	—
Equity forward, at estimated fair value	16	—
Accrued payroll and benefits	439	583
Deferred revenue	3,090	3,614
Capital lease obligations	53	50
Deferred liability related to asset sale	—	375
Deferred rent	55	—
Other current liabilities	1,006	707
Total current liabilities	8,089	7,018
Warrant liability, at estimated fair value	155	222
Long term deferred rent	444	—
Long term obligations - capital lease	74	114
Total liabilities	8,762	7,354
Commitments and contingencies
Shareholders' (deficit) equity:
Convertible preferred stock of no par value; Authorized - 1,000,000 shares; Series A - designated 250,000 shares; no shares at December 30, 2017 and March 25, 2017 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at December 30, 2017 and March 25, 2017 issued and outstanding; (liquidation preference of $3,540 at December 30, 2017 and March 25, 2017)	2,911	2,911
Common stock of no par value; Authorized - 40,000,000 shares; 10,179,653 shares at December 30, 2017 and 9,594,203 shares at March 25, 2017 issued and outstanding	24,736	24,390
Accumulated deficit	(28,233)	(25,581)
Total shareholders' (deficit) equity	(586)	1,720
Total liabilities and shareholders' (deficit) equity	$8,176	$9,074

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

** Derived from the audited consolidated financial statements for the fiscal year ended March 25, 2017.

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands except per share data)	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
Net sales	$3,220	$3,202	$7,453	$11,037
Cost of sales	2,415	2,108	5,695	7,788
Gross profit	805	1,094	1,758	3,249

Operating expenses:
Engineering	452	627	1,313	1,724
Selling, general and administrative	891	1,077	3,158	3,429
Total operating expenses	1,343	1,704	4,471	5,153

Operating loss	(538)	(610)	(2,713)	(1,904)

Gain on sale of product line	324	—	324	802
Gain on adjustment of warrant liability to fair value	7	62	67	136
Interest expense:
Interest expense, net	(71)	(24)	(238)	(84)
Interest expense from accretion of loan discount	(35)	(3)	(90)	(21)
Total interest expense, net	(106)	(27)	(328)	(105)
Loss before income taxes	(313)	(575)	(2,650)	(1,071)
Provision for income taxes	—	—	2	2
Net loss	$(313)	$(575)	$(2,652)	$(1,073)

Loss per common share - basic	$(0.03)	$(0.06)	$(0.27)	$(0.11)
Loss per common share - diluted	$(0.03)	$(0.06)	$(0.27)	$(0.11)

Weighted average shares used in per share calculation:
Basic	9,798	9,550	9,769	9,550
Diluted	9,798	9,550	9,769	9,550

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Month Periods Ended
(In thousands)	December 30, 2017	December 24, 2016
Cash flows from operating activities:
Net loss	$(2,652)	$(1,073)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,025	306
Share based compensation	174	218
Adjustment of warrant liability to fair value	(67)	(136)
Capitalized software development costs	—	(334)
Accretion of discounts and issuance costs on debt	100	30
Change in fair value of equity forward	16	—
Change in other long-term liabilities	31	—
Change in deferred rent	499	(110)
Gain on sale of product line	(375)	(802)
Changes in operating assets and liabilities
Trade accounts receivable	124	(405)
Inventories	(610)	(394)
Prepaid expenses and other assets	383	168
Accounts payable	356	(637)
Accrued payroll and benefits	(144)	(224)
Deferred revenue	(524)	3,659
Other current liabilities	299	(252)
Net cash (used in) provided by operating activities	(1,365)	14

Cash flows from investing activities:
Cash received from sale of product lines	—	1,225
Cash returned related to sale of product line	—	(375)
Purchases of property and equipment	(685)	(37)
Net cash (used in) provided by investing activities	(685)	813

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	1,456	—
Repayments of debt	—	(390)
Repayments of line of credit	(30)	(96)
Principal payments on capital leases	(37)	(32)
Net cash provided by (used in) financing activities	1,389	(518)

(Decrease)/Increase in cash and cash-equivalents	(661)	309

Beginning cash and cash-equivalents	1,421	1,331
Ending cash and cash-equivalents	$760	$1,640

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$163	$63

Supplementary disclosure of noncash financing activities:
Common stock issued in connection with debt issuance	$172	$—
Equipment disposal	$377	$174

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

New Accounting Standards In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 requires that lessees recognize assets and liabilities for the rights and obligations for leases with a lease term of more than one year. The amendments in this ASU are effective for annual periods ending after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

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

The Company has elected to adopt the standard as of April 1, 2018 (beginning of the Company’s fiscal year) using the modified retrospective method. Under this approach, no restatement of fiscal years 2017 or 2018 will be required. Rather, the effect of the adoption will be recorded as a cumulative adjustment to the opening balance of retained earnings at April 1, 2018.

The Company commenced an analysis of the impact of ASU 2014-09 by evaluating the impact on its contracts at each of the Company’s business segments. With this baseline understanding, the Company developed a project plan to evaluate the contracts across the business segments. ASU 2014-09 also requires expanded disclosures regarding the nature, timing, and uncertainty of revenue, cash flow and customer contract balances, including how and when performance obligations are satisfied and the relationship between revenue recognized and changes in contract balances during a reporting period.

Under the legacy GAAP, the Company records revenue when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. This occurs when products are shipped or the customer accepts title transfer. If the arrangement involves acceptance terms, the Company defers revenue until product acceptance is received. On certain large development contracts, revenue is recognized upon achievement of substantive milestones.  Advanced payments are recorded as deferred revenue until the revenue recognition criteria described above has been met.

Based upon an assessment of material active contracts, the Company expects that for contracts where revenue is currently recognized as units are delivered, in most cases the accounting for those contracts will change under ASU 2014-09 such that revenue will be recognized as costs are incurred. This change will generally result in an acceleration of revenue as compared with the current revenue recognition method for those contracts.

(2)          Going Concern and Management’s Plan

The Company incurred net losses of $313,000 for the third quarter and $2.7 million for the first nine months of fiscal 2018, respectively. These losses have contributed to an accumulated deficit of $28.2 million and shareholders’ (deficit) equity of ($586,000) as of December 30, 2017. The Company used cash flow in operations totaling $1.4 million in the first nine months of fiscal 2018.

The Company has experienced delays in the development of features, receipt of orders, and shipments for the new Advanced Signal Generator (“ASG”) and the Advanced Signal Analyzer (“ASA”). These delays have contributed, in part, to a decrease in working capital. The new ASG and ASA products have shipped to several customers, but potential delays in the development or refinement of additional features, longer than anticipated sales cycles, or uncertainty as to the Company’s ability to efficiently manufacture the ASG and ASA, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank which expires on May 6, 2019. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of December 30, 2017, the Company had borrowed $552,000 under the line of credit.

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

●

On April 27, 2017, the Company entered into a new loan agreement with Partners For Growth V, L.P. (“PFG”). Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000, with funding occurring on April 28, 2017. The loan has a two-year term, with interest only payments for the term of the loan. However, for the quarters ended  June 24, 2017,  September 30, 2017, and December 30, 2017, the Company was not in compliance with the loan’s revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement with respect to such noncompliance which expired on October 15, 2017. The Company is continuing to work with PFG to extend the previous agreed upon forbearance agreement, however, no assurance can be given that the Company will be able to extend the forbearance agreement beyond the initial forbearance period or agree on any amendments to the loan agreement including any revised covenants due to its current noncompliance. The default interest rate associated with any forbearance agreement is 6%, which is in addition to the loan’s aggregate per annum interest rate (see Note 7 – Term Loan, Revolving Line of Credit and Warrants). The Company will need to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on timely basis.

●

In March 2017 and July 2017, Microsource received two orders totaling $875,000 associated with its high performance YIG filter used on an aircraft platform; the Company started shipping a portion of the filters in the second quarter of fiscal 2018.

●

In the first quarter of fiscal 2016, the Company’s Microsource business unit also finalized a multiyear $10.0 million YIG production order (“YIG Production Order”). The Company started shipping the YIG Production Order in the second quarter of fiscal 2017, and we expect to ship the remainder through fiscal 2020.

●

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. In the third quarter of fiscal 2018, the Company entered into advance payment arrangements totaling $839,000. The Company will continue to seek similar terms in future agreements with these customers and other customers.

●	The Company has also lowered its operating expenses with the elimination of the Giga-tronics Switch, Power Meter, Amplifier, and Signal Generator legacy product lines resulting from the Asset Purchase Agreements with Spanawave and Astronics (see Note 9, Sale of Product Lines). We have reduced employee headcount from 71 in fiscal 2016 to 48 as of December 30, 2017. We also reduced the size of our facility therefore providing additional savings in monthly rent and overhead costs.

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

The Company’s historical operating results and forecasting uncertainties indicate that substantial doubt exists related to the Company’s ability to continue as a going concern. Forecasting uncertainties exist with respect to the ASG and ASA product line due to the potential longer than anticipated sales cycles as well as with potential delays in the refinement of certain features, and/or the Company’s ability to efficiently manufacture it in a timely manner. The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

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

(4)            Inventories

Inventories consisted of the following:

(In thousands)	December 30, 2017	March 25, 2017
Raw materials	$2,413	$1,775
Work-in-progress	1,910	2,155
Finished goods	504	473
Demonstration inventory	594	408
Total	$5,421	$4,811

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

As of December 30, 2017, and March 25, 2017, the Company had net capitalized software costs of zero and $733,000, respectively. The Company began amortizing the costs of capitalized software to cost of sales in the third quarter of fiscal 2017 using the straight-line methodology over an estimated three-year amortization period. During the fourth quarter of fiscal 2017, the Company changed its estimated amortization period from three years to two years due to the longer than anticipated procurement cycle associated with the ASG TEmS product line. The Company also amortized capitalized software costs using the estimated percentage of revenue approach (which was greater than straight-line amortization) in the fourth quarter of fiscal 2017.

In the first and second quarters of fiscal 2018, the Company had no revenues associated with its ASG TEmS product line and therefore amortized capitalized software costs on a straight-line basis. During the three-month period ended December 30, 2017, the Company amortized capitalized software using the estimated percentage of revenue. Amortization of capitalized software costs recorded during the three and nine-month periods ended December 30, 2017, was $431,000 and $733,000, respectively. Amortization of capitalized software costs recorded during the three and nine-month periods ended December 24, 2016 was $34,000.

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

The loan agreement is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2019 and bears an interest rate, equal to 1.5% over the bank’s prime rate of interest (which was 4.50% at December 30, 2017 resulting in an interest rate of 6.0%). Interest is payable monthly with principal due upon maturity. The Company paid an annual commitment fee of $12,500 in May 2017. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 150% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). While the Company maintained the asset coverage ratio, the Company was in a cross default at December 30, 2017, because of the PFG noncompliance described in Note 7 below.

The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of December 30, 2017, the Company had borrowed $552,000 under the line of credit.

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

During the three and nine-month periods ended December 30, 2017, the Company amortized discounts of approximately $35,000 and $90,000, respectively, to interest expense.

PFG’s ability to call the debt on default (contingent put) and its ability to assess interest rate at a default rate (contingent interest) are embedded derivatives which the Company evaluated. The fair value of these embedded features was determined to be immaterial and was not bifurcated from the debt host for accounting purposes.

As of June 24, 2017, September 30, 2017, and December 30, 2017, the Company was not in compliance with the loan’s revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement with respect to such noncompliance which expired on October 15, 2017. The Company is continuing to work with PFG to extend the previous agreed upon forbearance agreement, however, no assurance can be given that the Company will be able to extend the forbearance agreement beyond the initial forbearance period or agree on any amendments to the loan agreement including any revised covenants due to its current noncompliance. The default interest rate associated with any forbearance agreement is 6%, which is in addition to the aggregate per annum interest rate described above. The Company will need to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on timely basis.

On March 13, 2014, the Company entered into a three year, $2.0 million term loan agreement with PFG under which the Company received $1.0 million on March 14, 2014 (“First Draw”). Interest on the initial $1.0 million term loan was fixed at 9.75%. On June 16, 2014, the Company amended its loan agreement with PFG (the “Amendment”). Under the terms of the Amendment, PFG made a revolving credit line available to Giga-tronics in the amount of $500,000, and the Company borrowed the entire amount on June 17, 2014. The revolving line had a thirty-three month term. The Amendment reduced the future amount potentially available for the Company to borrow under the PFG Loan agreement from $1.0 million to $500,000. The interest on the PFG revolving credit line was fixed, calculated daily at a rate of 12.50% per annum. The Company as of December 30, 2017, and March 25, 2017 had fully repaid both the $1.0 million term loan and the $500,000 revolving credit line.

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

As of December 30, 2017, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $100,000 and $55,000, respectively, for a combined value of $155,000. As of March 25, 2017, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $133,000 and $89,000, respectively, for a combined value of $222,000. During the three and nine-month periods ended December 30, 2017, the decrease in the fair value of the warrant liability totaled $7,000 and $67,000, respectively. During the three and nine-month periods ended December 24, 2016, the decrease in the fair value of the warrant liability totaled $62,000 and $136,000 respectively. These changes are reported in the accompanying statement of operations as a gain on adjustment of warrant liability to fair value. There was no accretion recorded in the third quarter or first nine months of fiscal 2018 in connection with the March 2014 loan agreement as the loan was paid in full in January 2017. During the three and nine-month periods ended December 24, 2016, the Company recorded accretion discount expense associated with the March 2014 loan of $3,000 and $21,000, respectively.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three and nine months period ended December 30, 2017. The carrying values of cash and cash equivalents, trade accounts receivable, line of credit, term debt and accounts payable approximate their fair values given their short-term nature. As of December 30, 2017, the carrying value of the outstanding PFG loan approximates the estimated aggregate fair value, since the embedded equity forward is recognized at fair value and classified with the loan host. The fair value estimate of the embedded equity forward is based on the closing price of the Company’s common stock on the measurement date, the risk-free rate, the date of expiration, and any expected cash distributions of the underlying asset before expiration. The estimated fair value of the embedded equity forward represents a Level 2 measurement.

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

The Company’s derivative warrant liability is measured at fair value on a recurring basis and is categorized as Level 3 in the fair value hierarchy. The derivative warrant liability is valued using a Monte Carlo simulation model, which used the following assumptions as of December 30, 2017: (i) the remaining expected life of 1.25 years, (ii) the Company’s historical volatility rate of 83.3%, (iii) risk-free interest rate of 1.79%, and (iv) a discount rate of thirty percent.

The aforementioned derivative warrant liability and equity forward are the Company’s only asset and liability recognized and measured at fair value on a recurring or non-recurring basis and are follows:

Fair Value Measurements as of December 30, 2017 (In Thousands):
	Level 1	Level 2	Level 3
Warrant liability	$—	$—	$155
Equity forward	—	16	—
Total	$—	$16	$155

Fair Value Measurements as of March 25, 2017 (In Thousands):
	Level 1	Level 2	Level 3
Warrant liability	$—	—	$222
Total	$—	$—	$222

There were no transfers between Level 1, Level 2, or Level 3 for the three and nine-month periods ended December 30, 2017 and March 25, 2017.

The table below summarizes changes in gains and losses recorded in earnings for Level 3 assets and liabilities that are still held at December 30, 2017:

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands)	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
Warrant liability at beginning of period	$162	$279	$222	$353
Gains (recorded in other income/expense)	(7)	(62)	(67)	(136)
Losses (recorded in other income/expense)	—	—	—	—
Warrant liability at end of period	$155	$217	$155	$217

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at December 30, 2017 or March 25, 2017.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 30, 2017 and March 25, 2017:

December 30, 2017	Valuation Technique(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	30%

March 25, 2017	Valuation Techniques(s)	Unobservable Input
Warrant liability	Monte Carlo	Discount rate	24%

The discount rate of thirty percent at December 30, 2017, and twenty four percent at March 25, 2017 is management’s estimate of the current cost of capital given the Company’s credit worthiness. A significant increase in the discount rate would significantly decrease the fair value, but the magnitude of this decrease would be less significant in a scenario where the Company’s stock price is significantly higher than the exercise price since the holder’s option to take a cash payment at maturity represents a smaller component of the total fair value when the Company’s stock price is higher. The Monte Carlo simulation model simulated the Company’s stock price through the maturity date of March 31, 2019. At the end of the simulated period, the value of the warrant was determined based on the greater of (1) the net share settlement value, (2) the net exercise value, or (3) the fixed cash put value.

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

The Company had no revenues or gross margin associated with the Switch product line during the three and nine months periods ended December 30, 2017. During the three-month periods ended December 24, 2016, the Switch product line did not account for any product revenue. During the nine-month period ended December 24, 2016, the Switch product line accounted for approximately $2.1 million in product revenue. Gross margins of the Switch product line for the nine-month periods ended December 24, 2016 was $437,000. While the Company is able to distinguish revenue and gross margin information related to the sale of the Switch product line to Astronics, the Company is unable to present meaningful information about results of operation and cash flows from the Switch product line.

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave Corporation, whereby Spanawave agreed to purchase the Giga-tronics’ Division product lines for its Power Meters, Amplifiers, and Legacy Signal Generators for $1.5 million (the asset purchase agreement was for $1.5 million, the Company never realized this amount as a result of the dispute with Spanawave as discussed below). The agreement provided for the transfer of these product lines to Spanawave sequentially in six phases beginning with certain sensor and amplifier products. The Company had transferred the Power Meters and Amplifiers in phases one through five, but still holds the rights to phase 6 (Legacy Signal Generators). During the second quarter ended September 24, 2016, the Company and Spanawave became engaged in a dispute, including litigation initiated by Spanawave and an arbitration proceeding initiated by Spanawave’s affiliate Liberty Test Equipment, Inc. (“Liberty Test”), as to whether the Company has fulfilled all the requirements to close phases one through five and become entitled to the $375,000 received by the Company during the first quarter of fiscal 2017 (see below).

The complaint sought specific performance of the agreement and damages. Spanawave’s affiliate Liberty Test also filed an arbitration claim for $440,000 under a distribution agreement between the Company and Liberty. The Company filed cross-complaints in both the litigation and arbitration asserting breach of the respective agreements by Spanawave and Liberty. The Company had previously asserted that the distribution agreement did not extend to the products with respect to which the claim has been made. The parties negotiated in an effort to settle the dispute notwithstanding the filings. On October 16, 2017, the Company reached a settlement agreement with Spanawave and Liberty Test whereby all parties exchanged mutual releases and agreed that phases one through five of the Asset Purchase Agreement were concluded and the sale of the remaining phase (Phase 6) to Spanawave (which was in dispute) was abandoned. The abandoned Phase 6 Legacy Signal Generators product line (and related inventory) remains an asset of the Company. The Company, Spanawave and Liberty Test also dismissed all arbitration claims as part of the settlement.

During the fourth quarter of fiscal 2016, the Company received $375,000 from Spanawave. In the first quarter of fiscal 2017, the Company received an additional $375,000 from Spanawave under the agreement, for a combined total of $750,000. Of this amount, the Company returned $375,000 to Spanawave on July 28, 2016 resulting from the dispute regarding the status of phases one through five. The remaining $375,000 was included in deferred liability related to asset sales in the consolidated balance sheet during the dispute. However, as a result of the settlement of the dispute in the third quarter of fiscal 2018, the Company recognized a net gain of $324,000, which is net of approximately $51,000 in expenses associated with the Spanawave asset sale. During the three and nine-month periods ended December 30, 2017, these product lines accounted for approximately $111,000 and $297,000 in revenue, respectively. In addition, in June 2016, the Company received approximately $275,000 in exchange for raw material purchases. The purchase price of the raw materials approximated its carrying value, therefore no gain or loss was recognized. These product lines accounted for approximately $75,000 and $475,000 in revenue during the three and nine-month periods ended December 24, 2016, respectively. While the Company is able to distinguish revenue and gross margin information related to the sale of these product lines, the Company is unable to present meaningful information about results of operations and cash flows from these product lines.

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

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands except per share data)	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
Net loss	$(313)	$(575)	$(2,652)	$(1,073)

Weighted average:
Common shares outstanding	9,798	9,550	9,769	9,550
Potential common shares	—	—	—	—
Common shares assuming dilution	9,798	9,550	9,769	9,550

Net earnings/ loss per share – basic	$(0.03)	$(0.06)	$(0.27)	$(0.11)
Net earnings/ loss per share – diluted	$(0.03)	$(0.06)	$(0.27)	$(0.11)
Stock options not included in computation that could potentially dilute EPS in the future	772	1,137	772	1,137
Restricted stock awards not included in computation that could potentially dilute EPS in the future	375	45	375	45
Issuable shares for interest on loan	40	—	40	—
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,853	1,853	1,853	1,853
Warrants not included in computation that could potentially dilute EPS in the future	3,737	3,737	3,737	3,737

The exclusion of stock options, restricted stock, convertible preferred stock and warrants from the computation of diluted earnings per share (EPS) for the three and nine-month periods ended December 30, 2017 and December 24, 2016 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(11)     Share Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. The 2005 Plan has been extended to be effective until 2025. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of December 30, 2017, no SAR’s have been granted under the option plan. As of December 30, 2017, the total number of shares of common stock available for issuance was 1,142,177. All outstanding options have a ten-year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Nine Month Periods Ended
	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
Dividend yield	None	—	—	—
Expected volatility	None	98.51%	89.82%	98.73%
Risk-free interest rate	None	1.35%	1.77%	1.36%
Expected term (years)	None	8.36	8.36	8.36

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

A summary of the changes in stock options outstanding for the nine-month period ended December 30, 2017 and the fiscal year ended March 25, 2017 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 26, 2016	1,592,200	$1.52	6.8	$69
Granted	148,000	0.97
Exercised	—	—
Forfeited / Expired	(635,700)	1.57
Outstanding at March 25, 2017	1,104,500	$1.41	6.1	$3
Granted	11,000	0.85	9.6
Exercised	—	—
Forfeited / Expired	(343,500)	1.28	4.6
Outstanding at December 30, 2017	772,000	$1.46	5.7	$—

Exercisable at December 30, 2017	556,450	$1.54	4.9	$—

At December 30, 2017, expected to vest in the future	143,028	$1.25	7.6	$—

As of December 30, 2017, there was $103,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.01 years. There were 14,350 options and 56,150 options that vested during the quarter ended December 30, 2017 and December 24, 2016, respectively. The total grant date fair value of options vested during the quarters ended December 30, 2017 and December 24, 2016 was $14,000 and $73,000 respectively. There were 107,200 and 187,300 options that vested during the nine-month period ended December 30, 2017 and December 24, 2016, respectively. The total grant date fair value of options vested during the nine-month period ended December 30, 2017 and December 24, 2016 was $119,000 and $233,000, respectively. No shares were exercised during the three and nine-month period ended December 30, 2017 and December 24, 2016. Share based compensation cost recognized in operating results for the three-month periods ended December 30, 2017 and December 24, 2016 totaled $22,000 and $61,000, respectively. Share based compensation cost recognized in operating results for the nine-month periods ended December 30, 2017 and December 24, 2016 totaled $101,000 and $211,000, respectively.

Restricted Stock

There were no restricted awards granted during the three-month period ended December 30, 2017. The Company granted 386,450 restricted awards during the nine-month period ended December 30, 2017. The Company granted 44,500 restricted awards during the third quarter and the first nine months of fiscal 2017. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period net of estimated forfeitures. As of December 30, 2017, there was $157,000 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 1.42 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for the restricted and unrestricted stock awards during the third quarter and first nine months of fiscal of 2018 was $33,000 and $73,000. Compensation cost recognized for restricted and unrestricted stock awards during the three and nine-month periods ended December 24, 2016 was $7,000.

A summary of the changes in non-vested restricted stock awards outstanding for the nine-month period ended December 30, 2017 and the fiscal year ended March 25, 2017 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-Vested at March 26, 2016	—	$—
Granted	44,500	—
Vested	(44,500)	—
Forfeited or cancelled	—	—
Non-Vested at March 25, 2017	—	$—
Granted	386,450	0.80
Vested	—	—
Forfeited or cancelled	(11,000)	0.80
Non-Vested at December 30, 2017	375,450	$0.80

(12)      Significant Customer and Industry Segment Information

The Company has two reportable segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division historically produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. The Company completed the divestiture of its switch and legacy product lines (see Note 9, Sale of Product Lines), and is now solely focused on producing the ASG and the ASA.

●	Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors.

The tables below present information for the two reportable segments:

		Three Month Period Ended			Three Month Period Ended
(In thousands)	Dec. 30, 2017	Dec. 30, 2017		Dec. 24, 2016	Dec. 24, 2016
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,042	$1,922	$(807)	$8,666	$838	$(1,471)
Microsource	3,134	1,298	494	3,532	2,364	896
Total	$8,176	$3,220	$(313)	$12,198	$3,202	$(575)

		Nine Month Period Ended			Nine Month Period Ended
(In thousands)	Dec. 30, 2017	Dec. 30, 2017		Dec. 24, 2016	Dec. 24, 2016
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,042	$2,661	$(4,429)	$8,666	$4,660	$(3,435)
Microsource	3,134	4,792	1,777	3,532	6,377	2,362
Total	$8,176	$7,453	$(2,652)	$12,198	$11,037	$(1,073)

During the third quarter of fiscal 2018, two customers accounted for approximately 87% of the Company’s consolidated revenues. One of the customers accounted for 55% of the Company’s consolidated revenue and was included in the Giga-tronics Division. A second customer accounted for 32% of the Company’s consolidated revenue and was included in the Microsource segment. During the third quarter of fiscal 2017, two customers accounted for 76% of the Company’s consolidated revenues. One of the customers accounted for 52% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 24% of the Company’s consolidated revenue and was included in the Giga-tronics Division. A third customer accounted for 13% of the Company’s consolidated revenue and was primarily included in the Microsource segment.

During the first nine months of fiscal 2018, three customers accounted for approximately 84% of the Company’s consolidated revenues. One of the customer accounted for 37% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second and third customer accounted for 24% of the Company’s consolidated revenue and was also included in the Microsource segment and the Giga-tronics Division. During the first nine months of fiscal 2017, one customer accounted for 38% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 15% of the Company’s consolidated revenue and was also included in the Microsource segment.

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

The Company recorded $2,000 of income tax expense for the nine-month periods ended December 30, 2017 and December 24, 2016. The effective tax rate for the three and nine-month periods ended December 30, 2017 and December 24, 2016 was 0%, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of December 30, 2017, the Company has a $120,000 liability recorded for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months. The Company has a California Franchise Tax Board audit that is currently in process. The Company is working with the California Franchise Tax Board to resolve all audit issues and does not believe any material taxes, penalties and fees are due. However, as a result of the on-going examination, the Company recorded an estimated associated tax liability of $45,000 in the first quarter of fiscal 2015.

On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, following its passage by the United States Congress. The Tax Cuts and Jobs Act will make significant changes to U.S. federal income tax laws. However, the enactment of the legislative changes has not affected the Company’s overall effective tax rate of 0%, due to a full valuation allowance recorded against the net deferred tax asset balance.

(14)        Warranty Obligations

The Company records a provision in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees for product sales.

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands)	December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
Balance at beginning of period	$135	$60	$123	$60
Provision, net	28	3	232	115
Warranty costs incurred	(6)	(2)	(198)	(114)
Balance at end of period	$157	$61	$157	$61

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

The table below presents information as of December 30, 2017 and March 25, 2017:

Preferred Stock as of December 30, 2017 and March 25, 2017

	Designated Shares	Shares Issued	Shares Outstanding	Liquidation Preference (in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Total	19,500.00	18,533.51	18,533.51	$3,540

(16)        Private Placement Offering

On January 19, 2016, the Company entered into a Securities Purchase Agreement for the sale of 2,787,872 Units, each consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock, to approximately 20 private investors. The purchase price for each Unit was $1.24375. Gross proceeds were approximately $3.5 million. Net proceeds to the Company after fees was approximately $3.1 million. The portion of the purchase price attributable to the common shares included in each Unit was $1.15, the consolidated closing bid price for the Company’s common stock on January 15, 2016. The warrant price was $0.09375 per Unit (equivalent to $0.125 per whole warrant share), with an exercise price of $1.15 per share. The term of the warrants is five years from the date of completion of the transaction. Emerging Growth Equities, Ltd also received warrants to purchase 292,727 shares of common stock at an exercise price of $1.15 per share as part of its consideration for serving as placement agent in connection with the private placement.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends", “will” and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 25, 2017 Part I, under the heading “Risk Factors”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Company Overview

Giga-tronics produces an Advanced Signal Generator (ASG), and an Advanced Signal Analyzer (ASA) for the electronic warfare market and YIG (Yttrium, Iron, Garnet) RADAR filters used in fighter jet aircraft. We have two reporting segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division over the past 35 years has produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. Giga-tronics has recently completed a move within the test and measurement market from its legacy products to the newly developed ASG and ASA products. As part of this evolution certain legacy product lines were sold to raise additional capital. For example, we sold our SCPM product line to Teradyne in 2013 and in December of 2015, entered into an agreement to sell our Power Meters, Amplifiers, and Legacy Signal Generators product lines to Spanawave, this sale was finalized in the third quarter of fiscal 2018 (see Note 9, Sale of Product Lines). In June of 2016, Giga-tronics sold its Switch product line to Astronics (see Note 9, Sale of Product Lines). With the disposition of these legacy product lines, the Giga-tronics Division is solely focused on the ASG product in the test and measurement equipment market.

●

Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors. The Microsource YIG RADAR filters provide us with long term production and development contracts with strong gross margins.

The ASG and ASA has the potential to significantly grow product sales and achieve strong gross margins. However, Giga-tronics has experienced significant delays developing, manufacturing and receiving ASG and ASA customer orders. The ASG and ASA are the most technically complex and advanced products Giga-tronics has developed and manufactured, and we have experienced delays in bringing the products to market and efficiently manufacturing it. The products are also priced significantly higher than any other Giga-tronics product, and we have experienced longer than anticipated procurement cycles in the electronic warfare market it services. The delays in the development and manufacturing of the ASG and ASA, along with the longer than anticipated procurement cycles, have significantly contributed to the operating losses in the first nine months of fiscal 2018 and prior years. Giga-tronics could continue to experience losses if there are further delays in ASG and ASA feature refinements, manufacturing efficiencies are not achieved, and customer orders are delayed. To bring the ASG and ASA to its full potential, Giga-tronics will be required to seek additional working capital, however, there are no assurances that such working capital will be available, or on terms acceptable to the Company.

Significant Orders

Both the Giga-tronics Division and Microsource receive large customer orders each year. The timing of orders, and any associated milestone achievement, causes significant differences in orders received, backlog, sales, deferred revenue, inventory, and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

In July 2016, Microsource received a $1.9 million non-recurring engineering order associated with redesigning a component of its high performance YIG filter used on an aircraft platform. Of this NRE service order, we’ve delivered approximately $1.7 million in services through the third quarter ended December 30, 2017, we expect to finish delivering such services by the end of fiscal year 2018.

In March 2017, Microsource received a $404,000 YIG RADAR filter order from one of our customers. We started shipping this order in the second quarter of fiscal 2018.

Also in July 2017, Microsource received an additional $471,000 YIG RADAR filter order from one of our customers. We started shipping this order in the third quarter of fiscal 2018.

In July 2017, the Giga-tronics Division received a follow on $1.7 million order from the United States Navy for our Real-Time Threat Emulation System (TEmS) which is a combination of the ASG hardware platform, along with software developed and licensed to the Company from a major Aerospace and Defense Company. We fulfilled this order during the third quarter of fiscal 2018.

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

Critical Accounting Policies

 Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 25, 2017 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three and nine months ended December 30, 2017, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies.

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

Results of Operations

New orders received by reportable segment are as follows:

NEW ORDERS BY REPORTABLE SEGMENT
	Three Month Periods Ended
(Dollars in thousands)	December 30, 2017	December 24, 2016	% change
Giga-tronics Division	$162	$1,298	(88%)
Microsource	319	50	538%
Total	$481	$1,348	(64%)

	Nine Month Periods Ended
(Dollars in thousands)	December 30, 2017	December 24, 2016	% change
Giga-tronics Division	$1,908	$7,439	(74%)
Microsource	5,956	7,159	(17%)
Total	$7,864	$14,598	(46%)

New orders received in the third quarter of fiscal 2018 decreased by 64% to $481,000 from the $1.3 million received in the third quarter of fiscal 2017. The Giga-tronics Division saw a $1.1 million or 88% decrease in orders substantially due to the lack of new ASG/ASA orders. The Microsource business unit saw a $269,000 increase primarily driven by the timing of the receipt of orders. The new orders received for Microsource are related to radar filter components.

New orders received in the first nine months of fiscal 2018 decreased by 46% to $7.9 million from the $14.6 million received in the first nine months of fiscal 2017. The Giga-tronics Division saw a $5.5 million or 74% decrease in orders primarily due to lower bookings associated with the ASG/ASA product. The Company received a $1.9 million order in comparison to the larger $3.8 million order received from the US Navy in the prior period. The Microsource business unit saw a $1.2 million or 17% decrease in the first nine months of fiscal 2018. Orders totaling $5.9 million were received in the first nine months of fiscal 2018 in comparison to the $4.5 million order for YIG RADAR filters and the $1.9 million non-recurring engineering order received in the first nine months of fiscal 2017.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG BY REPORTABLE SEGMENT
(Dollars in thousands)	December 30, 2017	December 24, 2016	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$10	$4,036	(100%	)
Microsource	11,765	12,062	(2%	)
Total	$11,775	$16,098	(27%	)

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$10	$4,036	(100%	)
Microsource	6,430	5,222	23%
Total	$6,440	$9,258	(30%	)

Backlog at the end of the third quarter of fiscal 2018 decreased 27% compared to the same period end in the prior year. The Giga-tronics Division saw a 100% decrease in backlog primarily due to the lack of any new ASG/ASA orders as noted above. Microsource saw a 2% decrease in backlog in the third quarter of fiscal 2018 as the Company continued fulfilling the $10.0 million YIG production order and the $1.9 million nonrecurring order. Continuation of the absence of or decreased level of new ASG/ASA orders and the decrease in backlog would have a material adverse effect on the Company’s revenues, financial condition and its ability to continue as a going concern.

Net sales by reportable segment were as follows for the periods shown:

NET SALES BY REPORTABLE SEGMENT
	Three Month Periods Ended
(Dollars in thousands)	December 30, 2017	December 24, 2016	% change
Giga-tronics Division	$1,922	$838	129%
Microsource	1,298	2,364	(45% )
Total	$3,220	$3,202	1%

	Nine Month Periods Ended
(Dollars in thousands)	December 30, 2017	December 24, 2016	% change
Giga-tronics Division	$2,661	$4,660	(43%	)
Microsource	4,792	6,377	(25%	)
Total	$7,453	$11,037	(32%	)

Net sales in the third quarter of fiscal 2018 were flat at $3.2 million. Net sales for the Giga-tronics Division increased by $1.1 million or 129% primarily due to the fulfillment of the $1.7 million Navy ASG/ASA order. Net sales for Microsource decreased by $1.1 million or 45% primarily due to the winding down of non-recurring engineering services as well as lower product revenues as the Company fulfilled the $4.5 million order for YIG RADAR filters in the second quarter of fiscal 2018.

Net sales in the first nine months of fiscal 2018 decreased 32% to $7.5 million from the $11.0 million in the first nine months of fiscal 2017. Net sales for the Giga-tronics Division decreased by $2.0 million or 43% primarily due to the divestiture of the switch legacy product (sold to Astronics in June 2016). Net sales for Microsource decreased by $1.6 million or 25% primarily due to lower milestone revenues associated with the winding down of the NRE Order and lower product revenues as discussed above.

Gross profit was as follows for the periods shown:

GROSS PROFIT
	Three Month Periods Ended
(Dollars in thousands)	December 30, 2017	December 24, 2016	% change
Gross Profit	$805	$1,094	(26%	)

	Nine Month Periods Ended
(Dollars in thousands)	December 30, 2017	December 24, 2017	% change
Gross Profit	$1,758	$3,249	(46%	)

Gross profit decreased in the third quarter of fiscal 2018 to $805,000 from $1.1 million for the third quarter of fiscal 2017. Profits were negatively impacted in the third quarter by a $431,000 non-cash charge associated with the amortization of capitalized software development costs (see Note 5, Software Development Costs). For the nine months of fiscal 2018, gross profit decreased to $1.8 million from the $3.2 million for the comparable period of fiscal 2017. The decrease was primarily due to the decrease in net sales as well as a $733,000 non-cash charge associated with the amortization of capitalized software development costs for the nine-month period ended December 30, 2017 compared to $34,000 during the comparable prior fiscal year period.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	December 30, 2017	December 24, 2016	% change
Engineering	$452	$627	(28%	)
Selling, general and administrative	891	1,077	(17%	)
Total	$1,343	$1,704	(21%	)

	Nine Month Periods Ended
(Dollars in thousands)	December 30, 2017	December 24, 2016	% change
Engineering	$1,313	$1,724	(24%	)
Selling, general and administrative	3,158	3,429	(8%	)
Total	$4,471	$5,153	(13%	)

Total operating expenses decreased 21% or $361,000 in the third quarter of fiscal 2018 over fiscal 2017. Engineering expenses decreased $175,000 or 28% during the third quarter of fiscal 2018 compared to the same prior year period primarily due to fewer development hours associated with ASG/ASA (as the products moved into production in the second half of fiscal 2016).

Selling, general and administrative expenses decreased 17% or $186,000 compared to the third quarter of fiscal 2017 primarily due to a decrease in legal (primarily associated with the Spanawave dispute) and other outside services fees as well as a decrease in personnel related costs due to a reduction in headcount.

Total operating expenses decreased 13% or $682,000 in the first nine months of fiscal 2018 over fiscal 2017. Engineering expenses decreased $411,000 or 24% primarily due to a decrease in development hours associated with the ASG/ASA as described above and a decrease in personnel related expenses, due to the sale of the Switch product line.

Selling, general and administrative decreased slightly by $271,000 or 8% primarily due to a decrease in personnel related costs as discussed above in the three-month period ended December 24, 2016. This period also included a one-time non-recurring charge of $100,000 related to a severance payment for the departure of one of our officers.

Gain on Sale of Product Line

In October 2017, the Company recognized a gain of $324,000 net of $51,000 of associated expenses related to the sale of its legacy products to Spanawave. The Company received $375,000 from Spanawave during the first quarter of fiscal 2017 but could not recognize the gain on the sale of the legacy asset as a result of a dispute with Spanawave (see Note 9, Sale of Product Lines). On October 16, 2017, the Company reached a settlement agreement with Spanawave and the net gain from the asset sale is included in the accompanying consolidated financial statements.

On June 20, 2016, the Company entered into an Asset Purchase agreement for the sale of its Switch product line to Astronics. Upon signing the agreement, Astronics paid $850,000 to the Company for the intellectual property of the product line. The Company recognized a net gain of $802,000 in the first quarter ended June 25, 2016 after related expenses were subtracted from the sales price. The gain is included in the accompanying consolidated financial statements. During the three and nine-month periods ended December 30, 2017, there was no revenue associated with Switch sales. During the three and nine month periods ended December 24, 2016, net Switch sales were zero and $2.1 million, respectively (see Note 9, Sale of Product Lines).

Derivative Liability

The Company recorded a gain of $7,000 and $67,000, in the three and nine month periods ended December 30, 2017, respectively, related to revaluation of the derivative liability associated with warrants issued with the PFG loan (see Note 7, Term Loan, Revolving Line of Credit and Warrants). The Company recorded a gain of $62,000 and $136,000 in the three and nine month periods ended December 24, 2016, respectively, related to revaluation of the derivative liability associated with warrants issued with the PFG loan.

Interest Expense

Net interest expense in the third quarter of fiscal 2018 was $106,000, an increase of $79,000 over the third quarter of fiscal 2017. Interest expense increased primarily due to cash interest and default interest associated with the new PFG loan. For the third quarter of fiscal 2018, interest expense included $35,000 of accretion of discounts on the PFG loan compared to $3,000 recorded in the third quarter of fiscal 2017. Net interest expense in the first nine months of fiscal 2018 was $328,000, an increase of $223,000 over the first nine months of fiscal 2017. For the first nine months of fiscal 2018, interest expense included $90,000 of accretion of discounts on the PFG loan compared to $21,000 recorded in the first nine months of fiscal 2017 (see Note 7, Term Loan, Revolving Line of Credit and Warrants). The higher interest expense is primarily due to the higher loan balance during the current period in comparison to the same period in fiscal 2017. Interest expense is also higher due to the default interest rate associated with the PFG loan as a result of the non-compliance with the financial requirements of the PFG loan (see Note 7, Term Loan, Revolving Line of Credit and Warrants).

Net Loss

Net loss for the third quarter of fiscal 2018 was $313,000, compared to a net loss of $575,000 recorded in the third quarter of fiscal 2017. The decrease in net loss was primarily due to the lower expenses in the current period in comparison to the same prior year period as discussed above. Net loss for the first nine months of fiscal 2018 was $2.7 million, compared to a net loss of $1.1 million recorded in the first nine months of fiscal 2017. The increase in net loss was primarily due to the lower net sales discussed above. Net loss was also higher in the first nine months of fiscal 2018 in comparison to the prior period as the net loss recorded in the first nine months of fiscal 2017 included a $802,000 gain associated with the sale of the Switch product line in the first quarter of fiscal 2017, in comparison to the $324,000 gain associated with the sale of the legacy product lines recorded in the current period.

Financial Condition and Liquidity

As of December 30, 2017, Giga-tronics had $760,000 in cash and cash equivalents, compared to $1.4 million as of March 25, 2017. The Company had negative working capital at December 30, 2017 compared to $620,000 at March 25, 2017. The current ratio (current assets divided by current liabilities) at December 30, 2017 was 0.88 compared to 1.09 at March 25, 2017. The decrease in working capital is primarily due to the declining revenues and resulting net loss during the first nine months of fiscal 2018.

Cash Flows

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows:

	Nine Months Ended
	December 30, 2017	December 24, 2016
Net cash (used in) provided by operating activities	$(1,365)	$14
Net cash (used in) provided by investing activities	(685)	813
Net cash provided by (used in) financing activities	1,389	(518)

During the nine months ended December 30, 2017, our operating activities used cash of $1.4 million, primarily resulting from our net loss and changes in our working capital accounts, adjusted for non-cash items including share based compensation and depreciation and amortization.

During the nine month period ended December 24, 2016, cash provided by operating activities was $14,000. Cash provided by operating activities in the first nine months of fiscal 2017 resulted primarily from an increase of $3.7 million in deferred revenue due to advance payment arrangements for raw materials with customers, which was partially offset by a $637,000 decrease in accounts payable, increase of accounts receivable of $405,000, and increase in inventory of $394,000.

Cash used in investing activities for the nine-month period ended December 30, 2017 was $685,000, primarily related to leasehold improvements in conjunction with the Company’s facility relocation to Dublin, California.

Cash provided by investing activities was $813,000 for the nine month period ended December 24, 2016. Cash provided by investing activities in the first nine months of fiscal 2017 resulted primarily from a cash payment from Astronics of $850,000 pertaining to the sale of our Switch product line, as well as a cash payment from Spanawave of $375,000 received during the first quarter of fiscal 2017 pertaining to the sale of our legacy product lines. The Company had previously received $375,000 during the fourth quarter of fiscal 2016 for a combined total of $750,000. During the second quarter of fiscal 2017, the Company and Spanawave became engaged in a dispute as to whether the Company has fulfilled all the requirements to close phases one through five and to the application of $375,000 related to the proposed commencement of phase 6 which was received during the first quarter of fiscal 2017. The cash payments were partially offset by additions to property and equipment of $37,000 in the nine month period ended December 24, 2016.

Cash provided by financing activities for the nine month period ended December 30, 2017 was $1.4 million, primarily due to proceeds from the new term loan with PFG.

Cash used in financing activities for the nine month period ended December 24, 2016 was $518,000, primarily due to the repayment of the Company’s term loan with PFG and a portion of the line of credit with Bridge Bank.

The Company incurred net losses of $313,000 for the third quarter and $2.7 million for the first nine months of fiscal 2018. These losses have contributed to an accumulated deficit of $28.2 million as of December 30, 2017. The Company has also experienced delays in the development or refinement of features, receipt of orders, and shipments for the new ASG/ASA. These delays have contributed, in part, to a decrease in working capital.

The new ASG product has shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or uncertainty as to the Company’s ability to efficiently manufacture the ASG/ASA, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank which expires on May 6, 2019. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of December 30, 2017, the Company had borrowed $552,000 under the line of credit.

On April 27, 2017, the Company entered into a new loan agreement with PFG. Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000, with funding occurring on April 28, 2017. The loan has a two-year term, with interest only payments for the term of the loan. However, as of June 24, 2017, September 30, 2017, and December 30, 2017, the Company was not in compliance with the loan’s revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement with respect to such noncompliance which expired on October 15, 2017. The Company is continuing to work with PFG to extend the previous agreed upon forbearance agreement, however, no assurance can be given that the Company will be able to extend the forbearance agreement beyond the initial forbearance period or agree on any amendments to the loan agreement including any revised covenants due to its current noncompliance. The default interest rate associated with any forbearance agreement is 6%, which is in addition to the loan’s aggregate per annum interest rate of 16%. The Company will need to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on timely basis.

These matters raise substantial doubt as to the Company’s ability to continue as a going concern. To address these matters, our management team has taken several actions which are described in Note 2 (Going Concern and Management’s Plan) above in an effort to provide additional liquidity and reduce costs and expenses going forward.

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

The Company’s historical operating results and forecasting uncertainties indicate that substantial doubt exists related to the Company’s ability to continue as a going concern. Forecasting uncertainties exist with respect to the ASG/ASA product line due to the potential longer than anticipated sales cycles as well as with potential delays in the refinement of certain features, and/or the Company’s ability to efficiently manufacture it in a timely manner. The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

ITEM 3 – QUANTITATI VE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting & Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 30, 2017, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting & Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting & Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of December 30, 2017, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None other than issuance of shares of common stock to PFG (see Note 7 above) as previously reported, pursuant to an exemption under Regulation D under the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On April 27, 2017, the Company entered into a new loan agreement with PFG. Under the terms of the agreement, PFG made a term loan to the Company in the principal amount of $1,500,000. As of December 30, 2017, the Company was not in compliance with the loan’s revenue and shareholders’ equity covenants. On August 2, 2017, the Company and PFG entered into a short-term forbearance arrangement with respect to such noncompliance, which expired on October 15, 2017. The Company is continuing to work with PFG to extend the previous agreed upon forbearance agreement however, no assurance can be given that the Company will be able to extend the forbearance agreement beyond the initial forbearance period or agree on any amendments to the loan agreement including any revised covenants due to its current noncompliance. The default interest rate associated with any forbearance agreement is 6%, which is in addition to the aggregate per annum interest rate described in Note 7. The Company will need to raise additional capital to rectify the noncompliance. No assurance can be given that the Company will be able to raise sufficient capital on a timely basis.

The Company maintains a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The agreement provides for a maximum borrowing capacity of $2.5 million of which $2.0 million is subject to a borrowing base calculation and $500,000 is non-formula based. The loan agreement is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 150% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). While the Company maintained the asset coverage ratio, the Company was in a cross default at December 30, 2017, because of the PFG noncompliance described above.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 12, 2018	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2018	/s/ Temi Oduozor
Temi Oduozor
Corporate Controller &
Principal Accounting & Financial Officer