Form 10-K
period 2018-03-31
GIGA TRONICS INC
filed 2018-06-19
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED

(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No par value	OTCQB Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 30, 2017 was $6,885,959.

There were a total of 10,312,653 shares of the Registrant’s Common Stock outstanding as of June 7, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s PROXY STATEMENT for its 2018 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 31, 2018.

Unless the context otherwise requires, we use the terms “Giga-tronics Incorporated,” “Giga-tronics,” “we,” “us,” “the Company” and “our” in this Annual Report on Form 10-K to refer to Giga-tronics Incorporated and its wholly owned subsidiary.

FORWARD-LOOKING INFORMATION

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

PART 1

ITEM 1. BUSINESS

General

Giga-tronics Incorporated (“Giga-tronics”, or the “Company”) includes the operations of Microsource Inc. (“Microsource”), a wholly owned subsidiary, and the Giga-tronics Division.

Microsource primarily develops YIG (Yttrium, Iron, Garnet) tuned oscillators, filters, and microwave synthesizers for use in military defense applications. Microsource’s two largest customers are prime contractors for which it develops and manufactures YIG RADAR filters used in fighter jet aircrafts. Revenues from Microsource comprised a majority of the Company’s revenues for the fiscal years ended March 31, 2018 and March 25, 2017 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations).

The Giga-tronics Division designs, manufactures and markets a family of modular test products for use primarily in the electronic warfare (EW) segment of the defense electronics market. These modular test products represent critical building blocks in the construction of test and simulation systems used to validate the performance of RADAR & EW equipment. Giga-tronics Division customers include major prime defense contractors, the armed services (primarily in the U.S.) and research institutes. This product platform for RADAR & EW test & simulation applications (formerly referred to as “Hydra”) has been the Company’s principal new product development initiative since 2011 within the test & measurement equipment marketplace, replacing its broad product line of general purpose benchtop test & measurement products used for the design, production, repair and maintenance of products in the aerospace and telecommunications equipment marketplace. The substantial majority of these legacy product lines which the Company produced over the previous 35 years were sold by the Company between 2013 and 2016 because of lack of growth potential and poor gross margins. For example, we sold our SCPM product line to Teradyne in 2013; in December 2015, we sold our Power Meters and Amplifiers to Spanawave Corporation; and in June 2016, we sold our Switch product line to Astronics (see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10, Sale of Product Lines). The Company believes the EW test & simulation product market possesses greater long-term opportunities for revenue growth and improved gross margins compared to the general purpose test & measurement equipment marketplace.

Giga-tronics was incorporated on March 5, 1980, and Microsource was acquired by Giga-tronics on May 18, 1998.

The combined Company’s principal executive offices are located at 5990 Gleason Drive, Dublin, California, and our telephone number at that location is (925) 328-4650.

Operating Segments

The Company has two reporting segments: Microsource and the Giga-tronics Division.

For more information regarding the Company’s two reporting segments, see “Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 12, -Significant Customers and Industry Segment Information.”

Products and Markets

Microsource

Microsource develops and manufactures a line of YIG tuned oscillators, filters, and microwave synthesizers. Microsource’s two largest customers are prime contractors for which it develops and manufactures YIG RADAR filters used in prior generation fighter jets that receive upgraded RADAR systems as part of the U.S. government’s RADAR Modernization Program (RMP). The upgrades are designed to extend the service life of these older aircraft. Microsource’s RADAR filter solves an interference problem created when the jet’s original RADAR system is replaced with newer technology while the jet’s legacy onboard electronics remain untouched. Microsource supplies a uniquely designed filter for each aircraft type that receives a new RADAR and currently participates in the F/A-18E, F-15D and F-16 programs. Microsource is currently the sole source supplier to the prime contractors and has no competition for these products.

Giga-tronics Division

The Giga-tronics division designs, manufactures and markets a family of modular microwave test products aimed primarily for testing RADAR and Electronic Warfare (“EW”) equipment. These modular products form a platform called the Advanced Signal Generation and Analysis (“ASGA”) system and represents critical building blocks in the construction of test systems used to validate the performance of RADAR/EW equipment. The building blocks include individual calibrated transmit channels called the Advanced Signal Generator (“ASG”) and individual calibrated receive channels called the Advanced Signal Analyzer (“ASA”). A System Reference Module (SRM100A) shared between the ASG and ASA modules completes the platform.

The platform’s architecture uniquely addresses the new adaptive RADAR and EW test requirements with a closed loop solution. There are three key innovations in this platform which include: (1) replacing the synthesizer with a microwave up-converter, (2) separating the reference module, which is normally part of the synthesizer, into a separate building block, and (3) designing a mirrored down-converters that uses the same microwave components and layout as the up-converter. For example, by replacing the synthesizer with an up-converter and the I/Q modulation system with a digital front-end, the test system is architected similar to a RADAR system, allowing the user to think digitally at a low baseband frequency, greatly simplifying the programming of the test system. In addition, it facilitates building test systems with reduced size, weight and cost as compared with present synthesizer-based solutions, especially when the test system is required to have multiple transmitters and receivers to perform a validation test. As part of the development of our ASGA system solution, we relied on key technology developed by our Microsource subsidiary to design Microwave Integrated Circuits (MIC) which we customized for our ASGA system.

The end-user markets for these products are divided into three segments: RADAR, electronic countermeasures (ECM) and direction finding (DF). Performance validation of RADAR, ECM and DF systems all commonly require test systems with multiple transmit and receive channels, making the Giga-tronics Advanced Signal Generator and Analysis system an optimized component for these applications.

Sources and Availability of Raw Materials and Components

Substantially all the components required by Giga-tronics to make its assemblies are available from more than one source. We occasionally use sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume. In our opinion, the loss of any sole source arrangement we have would not be material to our operations. Some suppliers are also competitors of Giga-tronics. In the event a competitor-supplier chooses not to sell its products to us, production delays could occur as we seek new suppliers or re-design components to our products.

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

As of March 31, 2018, the Company maintains four non-provisional patents related to the Company’s 2500B benchtop signal generator product line, which was not included in the legacy products sold to Spanawave (see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10, Sale of Product Lines). These patents describe advanced synthesis techniques and potentially can be extended for use with the Giga-tronics Advanced Signal Generation and Analysis system and to a number of Microsource synthesizer components. Additionally, the Company filed a provisional U.S. patent relating to the Advanced Signal Generation and Analysis system in June of 2016 and subsequently filed a non-provisional application in June of 2017. The patent application describes the unique internal design of the ASG and ASA along with the architecture of how all the components work together to facilitate building multi-channel test systems with reduced size, weight and cost as compared to present solutions. The application for the non-provisional patent is currently pending before the U.S. patent office.

We are not dependent on trademarks, licenses or franchises. We utilize certain software licenses in certain functional aspects for some of our products. Such licenses are readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

In September 2015, we entered into a software development agreement with a major aerospace and defense company whereby the aerospace company would develop and license its simulation software to us. The simulation software (also called Open Loop Simulator or OLS technology) is currently the aerospace company’s intellectual property. The OLS technology coordinates the behavior of the Company’s ASGA system with various third-party hardware elements to generate the signals for validating ECM equipment. We license the OLS software as a bundled or integrated solution with our TEmS product.

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

Importance of Limited Number of Customers

We are a supplier of RADAR filters for fighter jet aircraft and products for EW test and emulation to various United States (U.S.) government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain significant in fiscal 2019. U.S. and international defense-related agencies accounted for 93% of net sales in fiscal 2018 and 78% of net sales in fiscal 2017. Commercial business accounted for the remaining 7% of net sales in fiscal 2018 and 22% of net sales in fiscal 2017.

At the Giga-tronics Division, U.S. defense agencies and their prime contractors accounted for 76% and 24% of net sales in fiscal 2018 and 58% and 42% of net sales in fiscal 2017, respectively. Microsource reported 99% and 97% of net sales to prime contractors of U.S. defense agencies in fiscal 2018 and fiscal 2017, respectively.

During fiscal 2018, the Boeing Company accounted for 29% of our consolidated revenues and was included in the Microsource reporting segment. A second customer, CSRA LLC (CSRA acted as prime contractor for the United States Navy) accounted for 17% of our consolidated revenues during fiscal 2018 and was included in the Giga-tronics Division reporting segment.

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

Both Microsource and our Giga-tronics Division products are largely dependent on U.S. defense spending and budgets and are subject to expansion and contraction between fiscal year periods. Revenues from Microsource products and services often times span several years with deliveries varying between both interim and annual fiscal year periods. Additionally, the Giga-tronics Division’s Advanced Signal Generation and Analysis system is a relatively new product platform with fewer targeted customers and significantly longer sales cycles and greater average selling prices when compared to its prior general-purpose test & measurement equipment product lines. We therefore expect that a major customer in one year may not be a major customer in the following year. Accordingly, our net sales and earnings will decline if we are unable to find new customers or increase our business with other existing customers to replace declining net sales from the previous year’s major customers.

Backlog of Orders

On March 31, 2018, our backlog of unfilled orders was approximately $11.2 million compared to approximately $11.4 million at March 25, 2017. As of March 31, 2018, there were approximately $3.8 million of orders scheduled for shipment beyond one year, compared to $5.7 million at March 25, 2017. Orders for our products include program orders from prime contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single fiscal quarter may not be indicative of sales for any period.

Backlog includes only those customer orders for which binding agreement exists, a delivery schedule has been agreed upon between us and our customer and, in the case of U.S. government orders, for which funding has been appropriated.

Competition

The Company serves two different markets.

Microsource is a sole source supplier serving the aftermarket for operational hardware associated with the US Government’s RADAR Modernization Program (RMP) for prior generation fighter jet aircraft (i.e., the F/A-18E, F-15D and F-16 jets) to extend their useful lives. The Microsource business unit supplies YIG filters specifically designed for military aircraft to solve interference problems caused by newer, more powerful RADARs. The prime contractors responsible for integrating the new RADARs have over several years flight qualified our filters at considerable expense. Only a few other companies possess the technical know-how to design and manufacture filters of this nature, such as Teledyne and Micro-Lambda Wireless, but we believe the expense of requalifying a new component is prohibitive to the point where the prime contractor would only undertake such an effort if significant issues, such as significant technical deficiencies, were to arise. Microsource is the sole-source supplier of these filters and presently does not have any competition for this business. Microsource routinely maintains a “gold supplier” rating from its customers and received the Supplier of the Year award from one of the prime contractors in 2011. Microsource must maintain the Aerospace Industry’s AS9100C certification for its Quality Management System which it currently maintains.

The Giga-tronics Division serves the electronic test equipment market with a microwave platform used in the evaluation of military RADAR and electronic warfare (EW) systems. These applications represent niche segments within the broader test equipment market. While the niche market segments of RADAR and EW are large enough to be meaningful to Giga-tronics, we believe they are too small to attract larger competitors, such as Agilent/Keysight, Rohde & Schwarz and National Instruments who, to our knowledge, do not approach these markets with new dedicated, focused solutions.

Giga-tronics chose a unique architecture to address the new RADAR and EW test requirements that are adaptive/cognitive. To exercise these new RADARs and jamming (i.e. interference) signals necessitates a real time, closed loop, dynamic simulation system. We believe our microwave product presents a paradigm shift providing a closed loop test capability that is not available from any other competitor. To maintain our position against competitors that have greater resources in research, development and manufacturing with substantially broader product lines and channels, we (a) place strong emphasis on maintaining a high degree of technical competence as it relates to the development of new microwave products, (b) are highly selective in establishing technological objectives and (c) focus sales and marketing activities in the selected niche areas that are weakly served or underserved by our competitors. Competitors that make alternative equipment to the Giga-tronics Advanced Signal Generation and Analysis system include ELCOM (a division of Frequency Electronics Inc.), COMSTRON (a division of Cobham Plc) and EWST (a division of Ultra Electronics Plc). Compared to Giga-tronics, these competitors are of comparable size or have small product divisions with more limited product lines. Two much larger companies, Northrop Grumman/Amherst and Textron/AAI sell open loop equipment that competes with the Giga-tronics TEmS and Multi-Aircraft signal generator solutions, albeit at a much higher selling price. These test systems from Northrup Grumman and Textron have long delivery schedules, represent expensive capital investments to the customers that buy them and typically are shared among a large number of users generally limiting access to their testing capabilities. Giga-tronics can complement these larger test systems by uniquely addressing the new closed loop test requirements for the next generation RADAR/EW devices and by offering smaller, lower cost and more flexible testing solutions that can be delivered more quickly, which greatly increases a user’s access to systems test capability and reduces the risk of program failure.

Sales and Marketing

Microsource and the Giga-tronics Division sell their products primarily direct to U.S. defense agencies and their prime defense contractors.

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. Our future success is dependent on our ability to steadily incorporate advancements in component technologies into our new products. In fiscal 2018 and fiscal 2017, product development expenses totaled approximately $1.8 million and $2.3 million, respectively.

The development of our Advanced Signal Generation and Analysis system product platform for EW test & emulation applications (formerly described as “Hydra”) has been the Company’s primary new product development initiative since 2011. Through March 31, 2018, the Company has spent over $13 million towards the development of the ASGA system product platform. The Company also anticipates increasing the product development efforts related to its Microsource business unit’s RADAR filter technology in future periods. Our product development activities are funded internally, through product line sales, or through outside equity investment and debt financing. Product development activities are expensed as incurred, except software development costs associated with our Advanced Signal Generation and Analysis system, which were fully amortized as of March 31, 2018.

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

Manufacturing

The assembly and testing of Microsource and Giga-tronics Division products are done at our Dublin facility.

Environment

To the best of our knowledge, we are in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 31, 2018, and March 25, 2017, we employed 43 and 57 individuals on a full-time basis, respectively. We believe that our future success depends on our ability to attract and retain skilled personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Information about Foreign Operations

We sell to our international customers through a network of foreign technical sales representative organizations. All transactions between us and our international customers are in U.S. dollars.

Geographic Distribution of Net Sales
(Dollars in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Domestic	$9,058	$15,938	92%	98%
International	742	329	8%	2%
Total	$9,800	$16,267	100%	100%

See Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 12, Significant Customers and Industry Segment Information for further breakdown of international sales for the last two fiscal years.

ITEM 1A. RISK FACTORS

Our recent losses, limited liquidity and limited capital resources raise substantial doubt about our ability to continue as a going concern

We incurred net losses of $3.1 million in fiscal 2018, and $1.5 million in fiscal 2017. These losses have contributed to an accumulated deficit of $28.7 million as of March 31, 2018.

Beginning in fiscal 2012, we invested primarily in the development of our Advanced Signal Generation and Analysis system product platform for EW test & emulation applications (formerly referred to as “Hydra”) which the Company believes possesses greater long-term opportunities for revenue growth and improved gross margins compared to our previous general-purpose test & measurement product lines, the substantial majority of which have been sold as of March 31, 2018. Through March 31, 2018, the Company has spent over $13 million towards the development of the ASGA system product platform. Although we anticipate long-term revenue growth and improved gross margins from the new ASGA product platform, delays in completing it have also contributed to our losses. We have also experienced delays in the development of features, receipt of orders, and shipments for the new ASGA system products. These delays have significantly contributed to a decrease in working capital from $620,000 at March 25, 2017 to ($386,000) at March 31, 2018. Although ASGA system products have now shipped to several customers, potential delays in the refinement of further features, longer than anticipated sales cycles, or the ability to generate shipments in significant quantities, could significantly contribute to additional future losses.

These matters raise substantial doubt as to our ability to continue as a going concern.

To address these matters, our management has taken several actions to provide additional liquidity and reduce costs and expenses going forward. These actions are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 2, Going Concern and Management’s Plan.

We face risks related to production delays, delays of customer orders and higher selling price of a new product platform

We invested heavily in the development of our new ASGA product platform, however, delays in completing its development, together with early design and manufacturing issues and longer than anticipated sales cycles have contributed to our losses and increased accumulated deficit as of March 31, 2018. Additionally, the average selling price of our new ASGA products is considerably higher that our prior general-purpose test & measurement products, which in turn, requires additional internal approvals on the part of the purchaser and generally leads to longer sales cycles. Our financial condition may also cause potential customers to delay, postpone or decide against placing orders for our products. Continued longer than anticipated sales cycles in future fiscal years, or delays in production and shipping volume quantities, could significantly contribute to additional losses.

Trading of our common stock has moved from the NASDAQ Capital Market to the OTCQB Market

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

On October 30, 2017, the Company’s common stock began trading on the OTCQB Market. The Company’s ticker symbol (GIGA) remained the same. As a result of this change, there may be reduced liquidity for our common stock and it could be more difficult for investors to purchase or sell shares of our common stock.

Giga-tronics Inc. remains a public company following the delisting and our shares will continues to trade publicly. We will continue to make SEC filings on Forms 10-K, 10-Q and 8-K, and we will remain subject to the SEC rules and regulations applicable to reporting companies under the Exchange Act. We will maintain an independent Board of Directors with an independent Audit Committee and provide annual financial statements audited by an independent auditor and unaudited interim financial reports reviewed by our independent auditors, prepared in accordance with U.S. generally accepted accounting principles.

Our sales are substantially dependent on the defense industry and a limited number of customers

All of our current product and service offerings are directed towards the defense marketplace which has a limited number of customers. If the defense market demand decreases, actual shipments could be less than projected shipments with a resulting decline in sales. Additionally, the loss of any one customer may have a material adverse effect on future operating results and financial condition. Our product backlog also has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance of our products and our ability to collect amounts due under these orders. If any of these events occur, actual shipments could be lower than projected shipments and revenues could decline which would have an adverse effect on our operating results and liquidity.

Our markets involve rapidly changing technology and standards

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. We believe that our future success will depend in part upon our ability to develop and commercialize our existing products, and in part, on our ability to develop, manufacture and successfully introduce new products and product lines with improved capabilities, and to continue to enhance existing products. There can be no assurance that we will successfully complete the development of current or future products, or that such products will achieve market acceptance. The inability to develop new products in a timely manner could have a material adverse impact on our operating performance and liquidity.

Our operating results may fluctuate from quarter to quarter, making it difficult to predict future performance

Our revenue, expenses and operating results have fluctuated, and may in the future continue to fluctuate significantly from quarter to quarter due to a number of factors. Factors that may contribute to these fluctuations include our dependence on the defense industry and a limited number of customers, the nature and length of our sales cycles for our products and services, the duration and delivery schedules within our customer contracts, our ability to timely develop and produce our products, as well as other factors described elsewhere in this Form 10-K.

Our common stock price is volatile

The market price of our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, receipt or cancellation of significant orders, reduction in revenues or lower earnings or increased losses and reduced levels of liquidity when compared to previous quarterly periods, and other factors such as announcements of technological innovations or new products by us or by our competitors, government regulations or developments in patent or other proprietary rights. In addition, the OTCQB Market and other stock markets have experienced significant price fluctuations in recent years. Some of these fluctuations often have been unrelated to the reported operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as general foreign and domestic economic conditions, may adversely affect the market price of our common stock.

Our stock at any time has historically traded on low volume on the NASDAQ Capital Market and OTCQB Market. Sales of a significant volume of stock could result in a decline of our share price.

Performance problems in our products or problems arising from the use of our products together with other vendors’ products may harm our business and reputation

Products as complex as those we produce may contain unknown and undetected defects or performance problems. For example, it is possible that a product might not comply with stipulated specifications under all circumstances. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in a combined equipment environment, it may be difficult to identify the source of the problem. A defect or performance problem could result in lost revenues, increased warranty costs, diversion of engineering and management time and effort, impaired customer relationships and injury to our reputation generally. To date, performance problems in our products or in other products used together with our products have not had a material adverse effect on our business. However, management cannot be certain that a material adverse impact will not occur in the future.

Our competition has greater resources

Several of our competitors including, among others, Agilent/Keysight, Rohde & Schwarz and National Instruments have substantially greater research and development, manufacturing, marketing, financial, and technological personnel and managerial resources than us. These resources also make these competitors better able to withstand difficult market conditions than us. There can be no assurance that any products developed by the competitors will not gain greater market acceptance than any developed by us.

We may incur substantial costs enforcing our intellectual property rights or defending against third-party claims as a result of litigation or other proceedings

In connection with the potential enforcement of our own intellectual property rights or disputes related to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business. Additionally, we may not prevail in any future litigation and disputes, which could adversely affect our results of operations and financial condition.

If we do not generate net cash flow from our operations and if we are unable to raise additional capital, our financial condition would be adversely affected and we may not to be able to execute our growth strategy and we could become insolvent

We cannot assure that we will generate cash from operations or other potential sources to fund our future working capital needs. The lack of additional working capital from any inability to generate cash flow from operations or to raise equity or debt financing could force us to discontinue or suspend unprofitable product lines, business segments or otherwise substantially curtail or cease operations and would, therefore, have an adverse effect on our business and financial condition. Furthermore, we cannot assure that any necessary funds, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing stockholders. If our financial condition were to worsen and we become unable to attract additional equity or debt financing or enter into other strategic transactions, we could become insolvent or be forced to declare bankruptcy, and we would not be able to execute our growth strategy.

Our Advanced Signal Generation and Analysis system product platform is complex and could have unknown defects or errors, which may increase our costs, harm our reputation with customers, give rise to costly litigation, or divert our resources from other purposes.

Our new ASGA system products are extremely complex. Despite testing, our initial products contained defects and errors and may in the future contain defects, errors, or performance problems following its sale or when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could have a material adverse impact on our results of operations. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

We are dependent on our management team and development and operations personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. Staffing due to the loss of one or more of our key employees or groups can be expensive, divert our attention from executing our business plan and could seriously harm our business. Furthermore, possible shortages of key personnel, including engineers, in the area surrounding our facility could require us to pay more to hire and retain key personnel, thereby increasing our costs.

Business interruptions could delay or prevent our business activities, which could have a material adverse effect on our business, financial condition and results of operations.

Our facility is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable other natural disasters and other events that could disrupt our operations, such as cybersecurity breaches, that may be beyond our control. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operating results, cash flows, and success as an overall business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices along with our marketing, sales, and engineering offices and manufacturing facilities are located in a 23,873 square foot facility in Dublin, California, which we leased on January 5, 2017 and began occupying in April 2017 under a lease agreement which expires in March 2023. We previously occupied a 47,300 square foot facility in nearby San Ramon, California under a lease agreement which expired on April 30, 2017. We believe that our Dublin facility is adequate for our business activities.

ITEM 3. LEGAL PROCEEDINGS

As of March 31, 2018, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. On August 16, 2016, Spanawave filed a lawsuit against us in California Superior Court (Contra Costa County) relating to the sale of certain of our business lines in 2016. On August 25, 2016, Spanawave’s affiliate, Liberty Test Equipment, commenced an arbitration proceeding alleging breach of a distribution agreement. On October 16, 2017, the Company reached a settlement agreement with Spanawave and Liberty Test whereby all parties exchanged mutual releases and agreed that phases one through five of the Asset Purchase Agreement dated December 15, 2015 were concluded and the sale of the remaining phase (Phase 6) to Spanawave (which was in dispute) was abandoned. The abandoned Phase 6 Legacy Signal Generators product line (and related inventory) remains an asset of the Company. As part of the settlement, the Company, Spanawave and Liberty Test agreed to dismiss and or withdraw all related complaints, cross-complaints and arbitration claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the OTCQB market using the symbol ‘GIGA’. The number of record holders of our common stock as of March 31, 2018 was approximately 106. A significantly larger number of stockholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without mark-ups, mark-downs, or commission and may not reflect actual transactions.

	Fiscal Quarter			Fiscal Quarter
	2018	High	Low	2017	High	Low
First Quarter	(3/26 - 6/24)	$0.90	$0.73	(3/27 - 6/25)	$1.47	$1.06
Second Quarter	(6/25 - 9/30)	0.89	0.58	(6/26 - 9/24)	1.15	0.93
Third Quarter	(10/01 - 12/30)	0.85	0.37	(9/25 - 12/24)	0.95	0.63
Fourth Quarter	(12/31 - 3/31)	0.42	0.26	(12/25 - 3/25)	1.07	0.65

We have not paid cash dividends on our common stock in the past and have no current plans to do so in the future, believing our available capital is best used to fund our operations, including product development and enhancements. In addition, in the absence of positive retained earnings, California law permits payment of cash dividends on our common stock only to the extent total assets exceed the sum of total liabilities and the liquidation preference amounts of preferred securities. At March 31, 2018, the Company’s assets were less than this sum by $5.1 million. Our shares of Series E preferred stock provide for semi-annual 6% cash dividends based on the original purchase price of $25.00 per share, however we expect that we will exercise our right to pay any such dividends in shares of our common stock instead of cash for the foreseeable future.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) of the Exchange Act and Rule 15g-9 thereunder, commonly referred to as the “penny stock rule”. Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules. Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are generally persons with assets in excess of US$1,000,000 or annual income exceeding US$200,000 or US$300,000 together with their spouse. For transactions covered by these rules, broker dealers must make a special suitability determination for the purchase of securities and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document prepared by the SEC relating to the penny stock market. A broker dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of our stockholders to sell their shares.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available at March 31, 2018.

Equity Compensation Plan Information
No. of
securities
remaining
available for
future issuance
under equity
	No. of		compensation
	securities to be	Weighted	plans
	issued upon	average	(excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,478,700	$0.56	456,677
Equity compensation plans not approved by security holders (2)	400,000	0.33	—
Total	1,878,700	$0.51	456,677

(1)

Excludes warrants issued to purchasers of units consisting of stock and warrants in private placements, to a placement agent for services in connection with a private placement and to lenders in connection with debt financing. Includes nonqualified options for 299,750 shares repriced from $1.64, $1.42 and $1.65 per share to $0.33 per share, the closing market price on the effective date.

(2)

Relates to a special grant of nonqualified options for 400,000 shares of common stock in consideration of employment of an employee and officer. The exercise price is $0.33 per share and the vesting schedule is also 25% after one year and 1/48th of the original grant each month thereafter.

Issuer Repurchases

We did not repurchase any of our equity securities during the fiscal year ended March 31, 2018.

Recent Sales of Unregistered Securities

On March 26, 2018, we sold 43,800 shares of a new series of preferred stock, in reliance on the exemption from registering provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock, and entered into a related Investor Rights Agreement with the purchases. For description of the terms of the Series E Shares and of the Investor Rights Agreement, see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 19, Preferred Stock and Warrants.

On March 26, 2018, we issued 150,000 shares of our common stock to Partners for Growth V, L.P. (“PFG”) in exchange for PFG’s agreement to eliminate the “put” feature of certain warrants that we had previously issued.  We relied on the exemption afforded by Section 4(2) of the Securities Act for this issuance.  For a description of this transaction, see Item 8, Financial Statements and Supplementary Date, Note 8, Term Loans, Revolving Loan and Warrants.

On March 20, 2018, in consideration of his agreement to join us an executive officer and employee, we granted Lutz P. Henckels, a director and our acting chief financial officer, an option to purchase 400,000 shares of common stock at the price of $0.33 per share based on reliance on the exemption afforded by Section 4(2) of the Securities Act.  One fourth of the option vests on the first anniversary of the grant date and 1/48 of the option vests on each of the 36 months thereafter.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview and Refocusing of Giga-tronics

We produce YIG (Yttrium, Iron, Garnet) tuned oscillators, RADAR filters, and microwave synthesizers for use in military defense applications. We also produce sophisticated test and measurement equipment primarily used in electronic warfare test & emulation applications. We have two reporting segments: Microsource and the Giga-tronics Division.

●

Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors. These YIG RADAR filters are typically delivered pursuant to contracts covering multiple interim and or fiscal year periods and often include non-recurring engineering services for the design or redesign of such products prior to quantity production orders and deliveries thereof.

●

The Giga-tronics Division designs, manufactures and markets a family of modular test products for use primarily in the electronic warfare (EW) segment of the defense electronics market. These modular test products represent critical building blocks in the construction of test and simulation systems used to validate the performance of RADAR & EW equipment. Giga-tronics Division customers include major prime defense contractors, the armed services (primarily in the U.S) and research institutes. This product platform for RADAR & EW test & simulation applications (formerly referred to as “Hydra”) has been the Company’s principal new product development initiative since 2011 within the test & measurement equipment marketplace, replacing its broad product line of general purpose benchtop test & measurement products used for the design, production, repair and maintenance of products in the aerospace and telecommunications equipment marketplace. The substantial majority of these legacy product lines which the Company produced over the previous 35 years were sold by the Company between 2013 and 2016 because of lack of growth and poor growth margins. For example, we sold our SCPM product line to Teradyne in 2013; in December 2015, we sold our Power Meters and Amplifiers to Spanawave Corporation; and in June 2016, we sold our Switch product line to Astronics (see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10, Sale of Product Lines). The Company believes the EW test and simulation product market possesses greater long-term opportunities for revenue growth and improved gross margins compared to the general purpose test & measurement equipment marketplace.

●

The recent sales of our legacy general-purpose test & measurement product lines and focus on our Microsource products and our EW test & emulation product platform has allowed us to significantly reduce our headcount and operating expenses during fiscal years 2018 and 2017. For example, our operating expenses for fiscal 2018 were 15% lower as compared to fiscal year 2017 and 30% lower as compared to fiscal year 2016.

The Company believes that customer spending for EW systems, including test and emulation, will grow in future years due to more complex RADAR signals and foreign investment in new technology which will require customers to have greater access to more sophisticated test and emulation equipment

Although the Company believes its RADAR & EW test products have the potential to significantly grow our sales, we have experienced significant delays in developing, manufacturing, and receiving orders for these products. These EW platform products are the most technically complex and advanced products Giga-tronics has developed and manufactured, and we have experienced delays in bringing the product to market and efficiently manufacturing it. It is also priced significantly higher than our previous general-purpose test & measurement products, and we have experienced longer than anticipated procurement cycles in the electronic warfare market it services. The delays in the development, refinement and manufacturing of the EW platform products, along with the longer than anticipated procurement cycles, have contributed to the significant operating losses in fiscal years 2018 and 2017. Through March 31, 2018, the Company has delivered its new Radar & EW test products to multiple customers resulting in approximately $10 million in cumulative revenue. Additionally, the Company has recently restructured and refocused its sales force towards selling complete test solutions to defense agencies and prime contractors as opposed to component selling. To bring the EW product platform to its full potential, Giga-tronics may be required to seek additional working capital; however, there are no assurances that such working capital will be available, or on terms acceptable to the Company. The Company may also be required to further reduce expenses if EW product platform sales goals are not achieved and thereby restructure its operations to rely solely on its more profitable Microsource MIC component business segment to generate profits and cash from operating activities. As part of such a restructuring, management believes the MIC components which the Company developed for the RADAR & EW test products could be a source of growth for the Microsource business segment.

The Company also anticipates growth in its Microsource RADAR filter business because of its strong order backlog as of March 31, 2018 and the potential for significant additional future orders for such products and related services.

Significant Orders

Both Microsource and the Giga-tronics Division receive large customer orders each year. The timing of orders, and any associated milestones achievement, can cause significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

Microsource

In fiscal 2015, Microsource received a $6.5 million order for non-recurring engineering (“NRE”) services and for delivery of a limited number of flight-qualified prototype hardware from a prime defense contractor to develop a variant of our high performance, fast tuning YIG RADAR filters for a fighter jet aircraft platform. In fiscal 2016 our Microsource business unit also finalized an associated multiyear $10.0 million YIG production order (“YIG Production Order”). The Company started shipping the YIG Production Order in the second quarter of fiscal 2017 and anticipates shipping the remainder through fiscal 2020.

In the first quarter of fiscal 2017, Microsource received a $4.5 million order for a YIG RADAR filter which we have been manufacturing for a fighter jet platform since fiscal 2014.  We shipped approximately $4.1 million of this order in fiscal 2017 and shipped the remainder in the first quarter of fiscal 2018.

In July 2016, Microsource received a $1.9 million non-recurring engineering services order associated with redesigning a component of its high performance YIG filter used on a fighter jet aircraft platform. Of this NRE service order, we delivered services of approximately $884,000 and $816,000 in fiscal years 2017 and 2018, respectively, and expect to deliver the remaining services during fiscal 2019.

In September 2017, Microsource received a $4.8 million order for continuing the YIG RADAR filter for a fighter jet platform. The Company began initial shipments of these filters in the fourth quarter of fiscal 2018 and expects to ship the bulk of the order over the succeeding 9 to 12 month period.

In February 2018, Microsource received a $1.6 million YIG RADAR filter order from one of our customers. We expect to start shipping this order in the second quarter of fiscal 2019.

Giga-tronics Division

In June 2016, the Giga-tronics Division received a $3.3 million order from the United States Navy for our Real-Time Threat Emulation System (TEmS) which is a combination of the ASGA hardware platform, along with software developed and licensed to the Company from a major aerospace and defense company. The complete order included ASGA blades, along with engineering services to integrate the Real-Time TEmS product with additional third-party hardware and software for the customer. We fulfilled the order during the fourth quarter of the fiscal 2017. An additional order for $542,000 was received in July 2016 from the United States Navy for our ASG hardware only platform. We fulfilled this order in the second quarter of fiscal 2017.

In July 2017, the Giga-tronics Division received a follow on $1.7 million order from the United States Navy for our TEmS product. We fulfilled this order during the third quarter of fiscal 2018.

Results of Operations

New orders by reporting segment are as follows for the fiscal years ended:

New Orders				% change
(Dollars in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
ASGA (“Hydra”)	$1,813	$4,803	$2,506	(62)%	92%
Legacy Product	238	2,724	7,182	(91)%	(62)%
Giga-tronics Division	$2,051	$7,527	$9,688	(73)%	(22)%
Microsource	7,550	7,567	13,739	(0.2)%	(45)%
Total	$9,601	$15,094	$23,427	(36)%	(36)%

Total new orders received in fiscal 2018 were $9.6 million which was $5.5 million or 36% lower than the $15.1 million received in fiscal 2017. The decrease was primarily the result of lower Giga-tronics Division product orders ($5.5 million or 73%) due mainly to the Company’s recent divestures of legacy test & measurement product lines (see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10, Sale of Product Lines) and a decrease in ASGA product orders of $3.0 million due to a longer than anticipated sales cycle.

New orders received in fiscal 2017 decreased by $8.3 million or 36% from fiscal 2016. The Giga-tronics Division orders decreased by $2.2 million or 22% primarily due to the decreased orders for the legacy and switch products which the Company no longer manufactures. The Microsource business unit saw a $6.2 million or 45% decrease in fiscal 2017 primarily due to the impact of a large, multi-year $10.0 million YIG initial production order (in which scheduled product deliveries are through 2020) and a $3.0 million ongoing production order, both received in fiscal 2016, compared to a smaller $4.5 million order for YIG RADAR filters (in which scheduled deliveries covered a shorter period) and a related $1.9 million order for non-recurring engineering services received in fiscal 2017.

The following table shows order backlog and related information at fiscal year-end:

Backlog				% change
				2018 vs.	2017 vs.
(Dollars in thousands)	2018	2017	2016	2017	2016
ASGA (“Hydra”)	$20	$562	$1,003	(96)%	(44)%
Legacy Products	57	201	2,277	(72)%	(91)%
Giga-tronics Division	77	763	3,280	(90)%	(77)%
Microsource	11,088	10,601	11,280	4.6%	(6)%
Backlog of unfilled orders	$11,165	$11,364	$14,560	(1.8)%	(22)%
ASGA (“Hydra”)	20	562	1,003	(96)%	(44)%
Legacy Products	57	201	2,277	(72)%	(91)%
Giga-tronics Division	77	763	3,280	(90)%	(77)%
Microsource	7,342	4,917	2,704	49%	82%
Backlog of unfilled orders shippable within one year	$7,419	$5,680	$5,984	31%	(5)%
ASGA (“Hydra”)	—	—	—	—	—
Legacy Products	—	—	—	—	—
Giga-tronics Division	—	—	—
Microsource	3,746	5,684	8,576	(34)%	(34)%
Backlog of unfilled orders shippable after one year	$3,746	$5,684	$8,576	(34)%	(34)%

Backlog at the end of fiscal 2018 decreased by $199,000 or 1.8% compared to the end of fiscal 2017. The decrease in backlog was primarily due to a longer than anticipated sales cycle for ASGA products for the Giga-tronics division offset by an increase in YIG RADAR filter products for Microsource.

Backlog at the end of fiscal 2017 decreased $3.2 million or 22% compared to the end of fiscal 2016. The decrease in backlog was primarily due to the completion of the NRE order for the Microsource reporting segment as well as the fulfillment of ASGA orders for the Giga-tronics division. Backlog also decreased due to the fulfillment of the legacy and switch product lines as the Company sold these products lines in fiscal 2017.

The allocation of net sales by reporting segment was as follows for the fiscal years shown:

Allocation of Net Sales				% change
				2018 vs.	2017 vs.
(Dollars in thousands)	2018	2017	2016	2017	2016
ASGA (“Hydra”) Sales	$2,205	$5,286	$1,783	(58)%	197%
Legacy Product Sale	532	2,735	6,896	(81)%	(60)%
Giga-tronics Division	$2,737	$8,021	$8,679	(66)%	(8)%
Microsource	7,063	8,246	5,917	(14)%	39%
Total	$9,800	$16,267	$14,596	(40)%	11%

Net sales for the fiscal year ended March 31, 2018 were $9.8 million, a decrease of 40%, compared to $16.3 million for the fiscal year ended March 26, 2017. The majority of the sales decrease in fiscal 2018 was attributable to the Giga-tronics Division which was lower by $5.3 million or 66% primarily due to a $3.1 million or 58% decrease in ASGA product sales due to longer than anticipated sales cycles and in part, by the Company’s reduced focus on selling complete EW test solutions in fiscal 2018, and a $2.2 million or 81% decrease in legacy product sales due to the Company’s recent legacy product line divestitures (see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10, Sale of Product Lines).  Microsource sales decreased in fiscal 2018 by $1.2 million or 14% compared to fiscal 2017 due to lower scheduled YIG RADAR filter shipments in fiscal 2018 and the completion of certain related nonrecurring engineering (NRE) services in fiscal 2017.

Net sales for fiscal 2017 were $16.3 million, an increase of $1.7 million or 11% compared to $14.6 million in fiscal 2016. The majority of the sales increase in fiscal 2017 was attributable to Microsource due to an increase in scheduled YIG RADAR filter shipments in fiscal 2017 and the completion of certain related NRE services in fiscal 2017. Giga-tronics Division sales decreased $658,000 or 8% in fiscal 2017 compared to fiscal 2016 which was comprised of a $4.2 million or 60% decrease in legacy product sales due to recent product line divestitures (see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10, Sale of Product Lines) which was substantially offset by a $3.5 million increase in ASGA system shipments due mainly to the orders from the United States Navy in fiscal 2017.

The allocation of gross profit by reporting segment was as follows for the fiscal years shown:

Gross Profit				% change
				2018 vs.	2017 vs.
(Dollars in thousands)	2018	2017	2016	2017	2016
Giga-tronics Division	$(12)	$1,512	$2,360	(101)%	(36)%
Microsource	2,748	3,039	2,261	(10)%	34%
Total	$2,736	$4,551	$4,621	(40)%	(2)%

Overall gross profit decreased in fiscal 2018 to $2.7 million from $4.6 million for fiscal 2017.  Gross profit in fiscal 2018 was negatively impacted by the higher cost of ASGA product line sales in fiscal 2018 compared to fiscal 2017 due to the costs related to rework, and refinement of features, the adverse impact of fixed manufacturing overhead upon lower production volume in fiscal 2018 and the increase in non-cash charges associated with the impact of a change in estimate of capitalized software development costs and amortizing the remaining cost thereof during fiscal 2018.

Overall gross profit for fiscal 2017 remained relatively flat with fiscal 2016. The Giga-tronics Division gross profit was negatively impacted by inventory parts which were transferred to Astronics and Spanawave at cost, non-cash charges totaling approximately $477,000 associated with the amortization of capitalized software costs as the Company started shipping its ASG TEmS units in fiscal 2017 and unabsorbed factory overhead variances. The increase in Microsource gross profit was primarily due to the increased deliveries of YIG RADAR filters during fiscal 2017 compared fiscal 2016.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses				% change
(Dollars in thousands)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Engineering	$1,794	$2,254	$2,806	(20)%	(20)%
Selling, general and administrative	4,076	4,641	5,522	(12)%	(16)%
Total	$5,870	$6,895	$8,328	(15)%	(17)%

Operating expenses decreased 15% or $1.0 million in fiscal 2018 compared to fiscal 2017. Engineering expenses decreased $460,000 during fiscal 2018 when compared to fiscal 2017 primarily due to a decrease in personnel related expenses due to lower headcount. Engineering expenses were also lower in fiscal 2018 due to certain engineers having been assigned to a Microsource nonrecurring engineering project that is recorded as cost of sales. Selling, general and administrative expenses decreased 12% or $565,000 primarily due to a decrease in headcount and personnel related expenses, a decrease in outside services related to management consulting, a decrease in bonuses and commissions as a result of the sale of the legacy products to Astronics and Spanawave, and lower lease and facilities costs as a result of the Company’s relocation to a smaller facility in Dublin, California during May 2017.

Operating expenses decreased 17%, or $1.4 million in fiscal 2017 compared to fiscal 2016. Engineering expenses decreased $552,000 primarily due to lower personnel related expenses as a result of the sale of the Switch and Legacy product lines as well as assigning certain engineers to a Microsource nonrecurring engineering project that is recorded as cost of sales.  Selling, general and administrative expenses decreased $881,000 primarily due to a decrease associated with non-cash stock based compensation (primarily in connection with director compensation), a decrease in outside services related to management consulting, and a decrease in bonuses and commissions as a result of the sale of the legacy products to Astronics and Spanawave.

Derivative Liability

On March 26, 2018, the Company and Partners For Growth (“PFG”) entered into a modification agreement providing for the restructuring of certain terms associated with a term loan of $1.5 million made on April 28, 2017 which also included modifying certain terms of outstanding warrants issued in connection with a previous loan made by PFG in 2014. As part of this loan modification, the parties agreed to eliminate a $217,000 cash “put” provision in the warrants in exchange for issuing 150,000 shares of the Company’s common stock. Prior to the amendment to remove the put provision, the warrants were liability classified, and with market-to-market adjustments through earnings for each reporting period. The Company estimated the warrants’ fair value at $155,000, prior to the loan modification. The modification of the warrants, to eliminate the put provision, resulted in a reclassification of the warrant from liability to equity. The warrants’ value using the Black-Scholes option-pricing model resulted in a revaluation of the warrants of zero value on March 26, 2018. The change in fair value of $155,000 was recorded as a gain related to revaluation of the derivative liability (see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 8, Term Loans, Revolving Line of Credit and Warrants).

In fiscal 2017, we recorded a gain of $131,000 related to revaluation of the derivative liability associated with the PFG warrants issued in 2014.

Gain on Sale of Product Lines

In October 2017, the Company recognized a gain of $324,000 net of $51,000 of associated expenses related to the sale of its legacy products to Spanawave.  The Company received $375,000 from Spanawave during the first quarter of fiscal 2017 but could not recognize the gain on the sale of the legacy asset as a result of a dispute with Spanawave (see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10, Sale of Product Lines). On October 16, 2017, the Company reached a settlement agreement with Spanawave and the net gain from the asset sale is now included in the accompanying consolidated financial statements for 2018.

In fiscal 2017, the Company recognized a net gain of $802,000 associated with the sale of its Switch product line to Astronics (see Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10, Sale of Product Lines).

Net Interest Expense

Net interest expense in fiscal 2018 was $461,000 an increase of $328,000 over fiscal 2017. The increased net interest expense in fiscal 2018 was primarily due to the additional interest as a result of non-compliance with certain covenants on the PFG loan (see Note 8, Term Loans, Revolving Line of Credit and Warrants) and higher loan balances in fiscal 2018.

Net interest expense in fiscal 2017 was $133,000 a decrease of $250,000 over fiscal 2016. The decreased net interest expense in fiscal 2017 was primarily due to the lower principal balances on the PFG loan during fiscal 2017.

Net Loss

Net loss was $3.1 million in fiscal 2018, compared to a net loss of $1.5 million in fiscal 2017. The higher net loss recorded in fiscal 2018 was primarily due to decreased revenues as well as increases in cost of sales due to the impact of the change in estimate related to capitalized software development costs and interest expense discussed above. Net loss was also higher due to an $802,000 gain associated with the sale of the Switch product line in the first quarter of fiscal 2017.

Net loss was $1.5 million in fiscal 2017, compared to a net loss of $4.1 million in fiscal 2016. The lower net loss recorded in fiscal 2017 was primarily due to increased revenues as well as lower operating expenses discussed above. Net loss was also lower due to the $802,000 gain associated with the sale of the Switch product line in the first quarter of fiscal 2017.

Net Inventories

Inventories consisted of the following:

Net Inventories				% change

				2018 vs.	2017 vs.
(Dollars in thousands)	March 31, 2018	March 25, 2017	March 26, 2016	2017	2016
Raw materials	$2,290	$1,775	$3,489	29%	(49)%
Work-in-progress	2,100	2,155	2,156	(3)%	—
Finished goods	561	473	2	19%	2355%
Demonstration inventory	536	408	47	31%	768%
Total	$5,487	$4,811	$5,694	14%	(16)%

Net inventories increased by $676,000 in March 25, 2018 from March 25, 2017. The increase was primarily the result of higher raw materials inventory due to the timing of YIG filter production, and increased demonstration inventory to support ASGA sales efforts.

Financial Condition and Liquidity

	Fiscal Year Ended
	March 31, 2018	March 25, 2017
Cash and cash equivalents	$1,485	$1,421
Total current assets	7,423	7,638
Total current liabilities	7,809	7,018
Working capital	$(386)	$620
Current ratio	0.95	1.09

As of March 31, 2018, Giga-tronics had $1.5 million in cash and cash equivalents, compared to $1.4 million as of March 25, 2017. The Company had negative working capital of ($386,000) at March 31, 2018 compared to positive working capital of $620,000 at March 25, 2017. The current ratio (current assets divided by current liabilities) at March 31, 2018 was 0.95 compared to 1.09 at March 25, 2017. The decrease in working capital was primarily due to lower revenues and increased net loss during fiscal 2018.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Fiscal Year Ended
	March 31, 2018	March 25, 2017
Net cash (used in) provided by operating activities	$(1,617)	$(56)
Net cash (used in) provided by investing activities	(688)	809
Net cash provided by (used in) financing activities	$2,369	$(663)

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities for fiscal years 2018 and 2017 due primarily to operating results.

Cash used by operating activities during the fiscal year ended March 31, 2018 of $1.6 million was primarily attributable to our net loss of $3.1 million and a gain on the sale of a product line of $324,000, offset by non-cash charges of $1.1 million for depreciation and amortization, $251,000 for share-based compensation and a $487,000 increase in deferred rent. Cash flow from our operating assets and liabilities decreased by $83,000 primarily as a result of increased inventories of $676,000, a decrease in accrued payroll and benefits and deferred revenue of $240,000 each, and a $111,000 decrease in accounts payable and other accrued liabilities, offset by a $590,000 decrease in accounts receivable, a $365,000 decrease in prepaid expenses and other current assets and a $229,000 increase in other current liabilites.

Cash used by operating activities during the fiscal year ended March 25, 2017 of $56,000 was primarily attributable to our net loss of $1.5 million, a decrease of $334,000 in capitalized software development costs, a gain on the sale of a product line of $802,000, and a decrease in accounts payable of $817,000, offset by an decrease in accounts receivable of $1.2 million, a decrease in inventories of $883,000, an increase in deferred revenue of $810,000 due to advance payment arrangements for raw materials with customers and non-cash charges of $827,000 for depreciation and amortization and $286,000 for stock-based compensation.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our operating results, amounts of non-cash charges, and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the fiscal year ended March 31, 2018 was $688,000 as a result of leasehold improvements in connection with the Company’s facility relocation to Dublin, California.

Cash provided by investing activities for the fiscal year ended March 25, 2017 was $809,000 as a result of a $850,000 cash payment from Astronics related to the sale of our Switch product line, as well as a cash payment from Spanawave of $375,000 received during the first quarter of fiscal 2017 related to the sale of our legacy product lines, partially offset by $41,000 of capital equipment expenditures.

Cash Flows from Financing Activities

Cash provided by financing activities for the fiscal year ended March 31, 2018 was $2.4 million, primarily due to net proceeds of $1.5 million from a new term loan with PFG and net proceeds of $1.0 million from the Company’s issuance of Series E convertible preferred stock.

Cash used in financing activities for the fiscal year ended March 25, 2017 was $663,000, primarily due to the repayment of the Company’s prior term loan with PFG and a portion of its line of credit with Bridge Bank.

Liquidity and Capital Resources

The Company incurred a net loss of $3.1 million and $1.5 million in fiscal years 2018 and 2017, respectively. These losses have contributed to an accumulated deficit of $28.7 million as of March 31, 2018. The Company has also experienced delays in the development or refinement of features, receipt of orders, and shipments for the new EW test system products. These delays have contributed, in part, to the losses and decreases in working capital.

The new EW test system products have shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or uncertainty as to the Company’s ability to efficiently manufacture our EW test system products, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, we rely on advances under the line of credit with Bridge Bank. The line of credit which expired on May 7, 2017, was renewed through May 6, 2019 (see Item 8. Financial Statements and Supplementary Data, – Notes to Consolidated Financial Statements, Note 7, Accounts Receivable Credit Line). The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in our business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of March 31, 2018, outstanding borrowings and available borrowing capacity under the line of credit were $552,000 and $77,000, respectively.

During April 2017, we entered into a $1.5 million loan agreement with Partners For Growth, V L.P. (“PFG”) to provide additional cash to fund our operations. As a result of experiencing continued delays in receiving EW test system product orders in fiscal 2018, we were unable to maintain compliance with certain financial covenants required by the PFG loan and, as a result, were subject to a default interest rate between June 2017 and March 2018. On March 26, 2018, and concurrent with the execution of certain stock purchase agreements for the sale of new Series E Convertible Preferred Stock and conditional upon the sale of at least $1.0 million in gross proceeds thereof, the Company and PFG entered into a modification agreement which provided for the restructuring of certain terms of the PFG loan including resetting of the financial covenants for the remaining loan term (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements Note 8, Term Loans, Revolving Line of Credit and Warrants).

In order to raise additional working capital and to restructure the PFG loan, on March 26, 2018, the Company entered into a Securities Purchase Agreement for the sale of 43,800 shares of a newly designated series of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock (“Series E Shares”) to approximately 15 private investors. The purchase price for each Series E Share was $25.00. Gross proceeds received by the Company were approximately $1.095 million (the “Placement”). Net proceeds to the Company after fees and expenses of the Placement was approximately $1.0 million. Each Series E Share is initially convertible at the option of the holder at the purchase price of $0.25 per share of common stock, which is 100 shares of the Company’s common stock per each Series E Share (see Item 8. Financial Statements and Supplementary Data, Note 19, Preferred Stock – Series E Senior Convertible Voting Preferred Stock).

Additionally, to assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. The Company will continue to seek similar terms in future agreements with these customers and other customers.

Management will continue to review all aspects of its business including, but not limited to, the contribution of its individual business segments in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams. Management will also continue seeking additional working capital and liquidity through debt (including debt refinancing), or equity financings, product line sales or potential cessation of unprofitable business product lines. However, there are no assurances that such financings or product line sales will be available at all, or on terms acceptable to the Company.

Our historical operating results and forecasting uncertainties indicate that substantial doubt exists related to our ability to continue. However, management believes that through the actions to date and possible future actions described above, we should have the necessary liquidity to continue operations at least twelve months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to maintain or generate additional liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. Forecasting uncertainties also exist with respect to our EW test system product line due to the potential longer than anticipated sales cycles, as well as with potential delays in the refinement of certain features, and/or our ability to efficiently manufacture it in a timely manner.

Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The accompanying Consolidated Financial Statements do not include any adjustments that might result if we were unable to do so.

Contractual Obligations

We lease our Dublin, California facility under an operating lease agreement which expires in March 2023. We also lease certain equipment under operating leases. Total future minimum lease payments under these leases amount to approximately $2.5 million, of which $436,000 is scheduled to be paid in fiscal 2019.

We lease equipment under capital leases that expire through September 2020. The future minimum lease payments under these leases are approximately $133,000.

We are committed to purchase certain inventory under non-cancelable purchase orders. As of March 31, 2018, total non– cancelable purchase orders were approximately $1,260,000 and are scheduled to be delivered to the Company at various dates through March 2019.

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

Going Concern

We evaluate our relevant conditions and events that are known and reasonably knowable at the date that our financial statements are issued. This includes Management’s preparation and review of a forecasting process that evaluates a twelve-month horizon period post issuance of the consolidated financial statements. Management responds to the known and reasonably knowable circumstances that give rise to our initial doubt as a going concern by implementing plans that are reasonably sufficient to overcome the conditions that give rise to our ability to continue. Our Consolidated Financial Statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result if we were unable to do so.

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

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements (including standby letters of credit, guaranties, contingent interests in transferred assets, contingent obligations indexed to its own stock or any obligation arising out of a variable interest in an unconsolidated entity that provides credit or other support to the Company), that have or are likely to have a material effect on its financial conditions, changes in financial conditions, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIGA-TRONICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31,	March 25,
	2018	2017
Assets
Current assets:
Cash and cash-equivalents	$1,485	$1,421
Trade accounts receivable, net of allowance of $8 and $45, respectively	364	954
Inventories, net	5,487	4,811
Prepaid expenses and other current assets	87	452
Total current assets	7,423	7,638
Property and equipment, net	833	528
Other long term assets	175	175
Capitalized software development costs, net	—	733
Total assets	$8,431	$9,074
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$552	$582
Loan payable, net of discounts and issuance costs	1,447	—
Accounts payable	996	1,107
Accrued payroll and benefits	343	583
Deferred revenue	3,374	3,614
Deferred rent	58	—
Capital lease obligations	52	50
Deferred liability related to asset sale	40	375
Other current liabilities	947	707
Total current liabilities	7,809	7,018
Warrant liability, at estimated fair value	—	222
Long term deferred rent	429	—
Long term obligations - capital lease	62	114
Total liabilities	8,300	7,354
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value; Authorized - 1,000,000 shares
Series A - designated 250,000 shares; no shares at March 31, 2018 and March 25, 2017 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at March 31, 2018 and March 25, 2017 issued and outstanding; (liquidation preference of $3,540 at March 31, 2018 and March 25, 2017)	2,911	2,911
Series E- designated 60,000 shares; 43,800 shares at March 31, 2018 issued and outstanding; (liquidation preference of $1,643 at March 31, 2018)	702	—
Common stock of no par value; Authorized - 40,000,000 shares; 10,312,653 shares at March 31, 2018 and 9,594,203 at March 25, 2017 issued and outstanding	25,200	24,390
Accumulated deficit	(28,682)	(25,581)
Total shareholders' equity	131	1,720
Total liabilities and shareholders' equity	$8,431	$9,074

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Years Ended
	March 31,	March 25,
	2018	2017

Net sales	$9,800	16,267
Cost of sales	7,064	11,716
Gross profit	2,736	4,551

Operating expenses:
Engineering	1,794	2,254
Selling, general and administrative	4,076	4,641
Total operating expenses	5,870	6,895

Operating loss	(3,134)	(2,344)

Gain on adjustment of warrant liability to fair value	172	131
Gain on sale of product line	324	802
Interest expense:
Interest expense, net	(461)	(111)
Interest expense from accretion of loan discount	-	(22)
Total interest expense, net	(461)	(133)
Loss before income taxes	(3,099)	(1,544)
Provision for income taxes	2	2
Net loss	$(3,101)	$(1,546)
Deemed dividend on Series E shares	(557)	—

Net loss attributable to common shareholders	$(3,658)	$(1,546)

Loss per common share – basic	$(0.38)	$(0.16)
Loss per common share – diluted	$(0.38)	$(0.16)
Weighted average common shares used in per share calculation:
Basic	9,738	9,550
Diluted	9,738	9,550

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 26, 2016	18,534	$2,911	9,549,703	$24,104	$(24,035)	$2,980
Net loss					(1,546)	(1,546)
Restricted stock granted			44,500	—
Share based compensation				286		286
Balance at March 25, 2017	18,534	2,911	9,594,203	24,390	(25,581)	1,720
Net loss					(3,101)	(3,101)
Restricted stock granted			586,950	—
Restricted stock forfeited			(236,000)
Share based compensation				251		251
Shares issued related to loan agreement			367,500	224		224
Proceeds from issuance of Series E preferred stock, net of issuance costs of $102	43,800	993				993
Repriced 2016 investor warrants		(203)		203		—
Fair value of the warrants issued to EGE as issuance cost of Series E		(54)		54		—
Repricing of warrants issued to EGE related to 2016 private placement		(34)		34		—
Fair value of modified PFG warrants				44		44
Beneficial Conversion Feature (BCF) upon issuance of Series E preferred shares		(557)		557		—
Deemed dividend of discount to Series E preferred shares resulting from recognition of BCF		557		(557)		—
Balance at March 31, 2018	62,334	$3,613	10,312,653	25,200	$(28,682)	$131

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	March 31, 2018	March 25, 2017
Cash flows from operating activities:
Net loss	$(3,101)	$(1,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,116	827
Share based compensation	251	286
Accretion of discounts and issuance costs on debt	127	30
Adjustment of warrant liability to fair value	(172)	(131)
Change in fair value of equity forward	(16)	—
Capitalized software development costs	—	(334)
Change in other long term assets	—	(167)
Gain on sale of product line	(324)	(802)
Accrued interest and fees on loan payable	98	—
Change in deferred rent	487	(110)
Changes in operating assets and liabilities:
Trade accounts receivable	590	1,175
Inventories	(676)	883
Prepaid expenses and other current assets	365	(134)
Accounts payable	(111)	(817)
Accrued payroll and benefits	(240)	(64)
Deferred revenue	(240)	810
Other current liabilities	229	38
Net cash used in operating activities	(1,617)	(56)

Cash flows from investing activities:
Purchases of property and equipment	(688)	(41)
Cash received from sale of product line	—	1,225
Cash returned related to sale of product line	—	(375)
Net cash (used in) provided by investing activities	(688)	809

Cash flows from financing activities:

Payments on capital leases	(50)	(45)
Repayments of line of credit	(30)	(218)
Proceeds from loan payable, net of issuance costs	1,456	—
Repayments of loan payable	—	(400)
Proceeds from issuance of Series E preferred stock, net of issuance costs of $102	993	—
Net cash (used in) provided by financing activities	2,369	(663)

Increase in cash and cash-equivalents	64	90

Beginning cash and cash-equivalents	1,421	1,331
Ending cash and cash-equivalents	$1,485	$1,421

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$282	$77
Supplementary disclosure of noncash investing and financing activities:
Fair value of warrants issued to EGE as issuance costs for Series E	$54	$—
Fair value of modified warrants	$281	$—
Common stock issued in connection with debt issuance	$224	$—
Fully depreciated equipment disposal	$380	$174

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies

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

The Giga-tronics Division designs, manufactures and markets a family of modular test products for use primarily in the electronic warfare (EW) segment of the defense electronics market. These modular test products are used for the construction of test and emulation systems used to validate the performance of EW equipment. Giga-tronics Division customers include major prime defense contractors, the armed services (primarily in the U.S) and research institutes. This product platform for EW test & simulation applications (formerly referred to as “Hydra”) has been the Company’s principal new product development initiative since 2011 within the test & measurement equipment marketplace, replacing its broad product line of general purpose benchtop test & measurement products used for the design, production, repair and maintenance of products in the aerospace and telecommunications equipment marketplace. The substantial majority of these legacy product lines which the Company produced over the previous 35 years were sold by the Company between 2013 and 2016 in order to fund, in part, the Company’s operations and to develop the EW test product platform. For example, we sold our SCPM product line to Teradyne in 2013; in December 2015, we sold our Power Meters and Amplifiers to Spanawave Corporation; and in June 2016, we sold our Switch product line to Astronics (see Note 10, Sale of Product Lines). The Company believes the EW test and simulation product market possesses greater long-term opportunities for revenue growth and improved gross margins compared to the general purpose test & measurement equipment marketplace.

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

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2018 ended on March 31, 2018 resulting in a 53 week year. Fiscal year 2017 ended on March 25, 2017, which resulted in a 52 week year. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

Milestones for revenue recognition are agreed upon with the customer prior to the start of the contract and some milestones are based on product shipping while others are based on design review. In fiscal 2015 the Company’s Microsource business unit received a $6.5 million order from a major aerospace company for non-recurring engineering services to develop a variant of its high performance fast tuning YIG filters for an aircraft platform and to deliver a limited number of flight-qualified prototype hardware units (the “NRE Order”) which is being accounted for on a milestone basis. The Company considered factors such as estimated completion dates and product acceptance of the order prior to accounting for the NRE Order as milestone revenue. During the fiscal years ended March 31, 2018 and March 25, 2017, revenue recognized on a milestone basis were zero and $478,000, respectively.

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

The activity in the allowance account for doubtful accounts is as follows for the years ended:

(Dollars in thousands)	March 31, 2018	March 25, 2017
Beginning balance	$45	$45
Provisions for doubtful accounts	(37)	—
Write-off of doubtful accounts	—	—
Ending balance	$8	$45

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

Research and Development Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on the Company’s behalf and indirect costs are expensed as operating expenses when incurred. Research and development costs totaled approximately $1.8 million and $2.3 million for the years ended March 25, 2018 and March 26, 2017, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 31, 2018, and March 25, 2017, management believes there has been no impairment of the Company’s long-lived assets.

Warrants to Purchase Common Stock Warrants are accounted for in accordance with the applicable accounting guidance provided in ASC 815 - Derivatives and Hedging as either derivative liabilities or as equity instruments depending on the specific terms of the agreements.  Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. The Company estimates liability-classified instruments using either a Monte Carlo simulation or the Black Scholes option-pricing model, depending on the nature of the warrant’s terms. The valuation methodologies require management to develop assumptions and inputs that have significant impact on such valuations. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants from liability to equity, or vice versa.

On March 26, 2018, the Company and holders of the Company’s liability-classified warrants, Partners For Growth, V L.P. (“PFG”), agreed to eliminate the $217,000 cash “put” provision contained in warrants in exchange for the Company issuing 150,000 shares of the Company’s common stock. Upon removal of the put, the warrants were re-valued using the Black-Scholes option-pricing model prior to being reclassified to equity. The resulting change in fair value of the warrants, along with the fair value of the common stock of approximately of $50,000 issued to PFG, was recognized as gain on adjustment of warrant liability in the consolidated statements of operations.

Embedded Derivatives Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s consolidated balance sheets.

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

Product Development Costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other product development costs are charged to operations as incurred. Capitalized pre-production costs included in inventory were immaterial as of March 31, 2018 and March 25, 2017.

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

Share-based Compensation The Company records share-based compensation expense for the fair value of all stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered. In fiscal 2018, the Company provided a special grant of nonqualified options to purchase 400,000 shares of common stock at the price of $0.33 per share based on reliance on the exemption afforded by Section 4(2) of the Securities Act.  One fourth of the option vests on the first anniversary of the grant date and 1/48 of the option vests on each of the 36 months thereafter.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the statements of cash flows. These excess tax benefits were not significant for the Company for the fiscal years ended March 31, 2018 or March 25, 2017.

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

Financial Instruments and Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist of cash, cash-equivalents and trade accounts receivable. The Company’s cash-equivalents consist of overnight deposits with federally insured financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security. At March 31, 2018, one customer accounted for 79% of consolidated gross accounts receivable. At March 25, 2017, three customers combined accounted for 67% of consolidated gross accounts receivable.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this ASU by the Company changed the presentation of certain debt issuance costs, which are reported as a direct offset to the applicable debt on the balance sheet.

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

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. ASU 2014-09 establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. ASU 2014-09 was further updated to provide clarification on a number of specific issues as well as requiring additional disclosures. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted beginning in the first quarter of 2017.

The Company adopted ASU 2014-09 on April 1, 2018 (beginning of the Company’s fiscal year) using the modified retrospective method. Under this approach, no restatement of fiscal years 2017 or 2018 was required. Rather, the effect of the adoption was recorded as a cumulative adjustment to the opening balance of retained earnings at April 1, 2018.

While the Company is still in the process of finalizing the impact of adoption of the new standard on its financial statements, the Company has identified that the most significant change relates to the timing of its revenue recognition on its customer contracts.

Under the legacy GAAP, the Company recorded revenue when there was persuasive evidence of an arrangement, delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. This occurred when products were shipped or the customer accepted title transfer. If the arrangement involved acceptance terms, the Company deferred revenue until product acceptance was received. On certain large development contracts, revenue was recognized upon achievement of substantive milestones.  Advanced payments were recorded as deferred revenue until the revenue recognition criteria described above had been met.

Under ASU 2014-09, revenue is recognized as the customer obtains control of the goods and services promised in the contract. Given the nature of the Company’s products and terms and conditions in the contracts, the customer typically obtains control as the Company performs work under such contract. Therefore, the Company expects to recognize revenue over time for substantially all of its contracts using the percentage-of-completion cost-to-cost method. As a result, the Company anticipates recognizing revenue for these contracts as it incurs costs, as opposed to when units are delivered. This change has generally resulted in earlier revenue recognition in the performance period as compared to the legacy method for those contracts, giving rise to an increase to the Company’s opening balance of retained earnings as of April 1, 2018.

Adopting ASU No. 2014-09, Revenue from Contracts with Customers, involves significant new estimates and judgments such as estimating stand-alone selling prices, variable consideration, and total costs to complete the contract. All of the estimates are subject to change during the performance of the contract which may cause more variability due to significant estimates involved in the new accounting.

2	Going Concern and Management’s Plan

The Company incurred net losses of $3.1 million and $1.5 million in the fiscal years ended March 31, 2018 and March 25, 2017, respectively. These losses have contributed to an accumulated deficit of $28.7 million as of March 31, 2018. The Company has also experienced delays in the development of features, orders, and shipments for the new EW test system products. These delays have significantly contributed to a decrease in working capital (deficit) from $620,000 on March 25, 2017, to ($386,000) on March 31, 2018.

The new EW test system products have now shipped to several customers, but potential delays in the refinement of features, longer than anticipated sales cycles, or the ability to efficiently manufacture our EW test system products, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank. The line of credit which expired on May 7, 2017, was renewed through May 6, 2019. The credit agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of March 31, 2018, the line of credit had a balance of $552,000, and additional borrowing capacity of $77,000, respectively.

During April 2017, we entered into a $1.5 million loan agreement with Partners For Growth, V L.P. (“PFG”) to provide additional cash to fund our operations. As a result of experiencing continued delays in receiving EW test system product orders in fiscal 2018, we were unable to maintain compliance with certain financial covenants required by the PFG loan and, as a result, were subject to a default interest rate between June 2017 and March 2018. On March 26, 2018, and concurrent with the execution of certain stock purchase agreements for the sale of new Series E Convertible Preferred Stock and conditional upon the sale of at least $1.0 million in gross proceeds thereof, the Company and PFG entered into a modification agreement which provided for the restructuring of certain terms of the PFG loan including resetting of the financial covenants for the remaining loan term (see Note 8, Term Loans, Revolving Line of Credit and Warrants).

In order to raise additional working capital and to restructure the PFG loan, on March 26, 2018, the Company entered into a Securities Purchase Agreement for the sale of 43,800 shares of a newly designated series of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock (“Series E Shares”) to approximately 15 private investors. The purchase price for each Series E Share was $25.00. Gross proceeds received by the Company were approximately $1.095 million (the “Placement”). Net proceeds to the Company after fees and expenses of the Placement was approximately $1.0 million. Each Series E Share is initially convertible at the option of the holder at the purchase price of $0.25 per share of common stock, which is 100 shares of the Company’s common stock per each Series E Share (see Note 19, Private Preferred Stock and Warrants – Series E Senior Convertible Voting Perpetual Preferred Stock).

To assist with the upfront purchases of inventory required for future product deliveries, the Company entered into advance payment arrangements with certain customers, whereby the customers reimburse the Company for raw material purchases prior to the shipment of the finished products. The Company will continue to seek similar terms in future agreements with these customers and other customers.

Management will continue to review all aspects of its business including, but not limited to, the contribution of its individual business segments, in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

Management will also continue to seek additional working capital and liquidity through debt (including debt refinancing), equity financing or possible product line sales or cessation of unprofitable business product lines, however there are no assurances that such financings or product line sales will be available at all, or on terms acceptable to the Company.

Our historical operating results and forecasting uncertainties indicate that substantial doubt exists related to our ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, we should have the necessary liquidity to continue operations at least twelve months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to maintain or generate additional liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. Forecasting uncertainties also exist with respect to our EW test system product line due to the potential longer than anticipated sales cycles, as well as with potential delays in the refinement of certain features, and/or our ability to efficiently manufacture it in a timely manner.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

3	Cash and Cash-Equivalents

Cash and cash-equivalents of $1.5 million and $1.4 million at March 31, 2018 and March 25, 2017, respectively, consisted of demand deposits with a financial institution that is a member of the Federal Deposit Insurance Corporation (FDIC). At March 31, 2018, $1.2 million of the Company’s demand deposits exceeded FDIC insurance limits.

4	Inventories

Inventories consisted of the following: (Dollars in thousands)	March 31, 2018	March 25, 2017
Raw materials	$2,290	$1,775
Work-in-progress	2,100	2,155
Finished goods	561	473
Demonstration inventory	536	408
Total	$5,487	$4,811

5	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following: (Dollars in thousands)	March 31, 2018	March 25, 2017
Leasehold improvements	$633	327
Machinery and equipment	4,333	4,330
Computer and software	681	678
Furniture and office equipment	227	231
Subtotal	5,874	5,566
Less: accumulated depreciation and amortization	(5,041)	(5,038)
Total	$833	$528

6	Software Development Costs

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

As of March 31, 2018, and March 25, 2017, capitalized software costs were zero and $733,000, respectively. The Company began amortizing the costs of capitalized software to cost of sales in fiscal 2017 using the percentage of revenue approach. During the fourth quarter of fiscal 2017, the Company revised its estimates in accounting for the amortization of the capitalized software costs due to the long procurement cycle associated with the product. The Company had previously elected to amortize the capitalized software costs on a straight-line basis over a three year period, however, the Company revised its estimates based on the percentage of revenue associated with the current period revenues. This change in estimate and remaining amortization increased the Company’s cost of sales by $733,000 in fiscal 2018.

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

The loan agreement is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2019 and bears an interest rate equal to 1.5% over the bank’s prime rate of interest (which was 4.50% at March 31, 2018 resulting in an interest rate of 6.0%). Interest is payable monthly with principal due upon maturity. The Company paid an annual commitment fee of $12,500 in May 2017. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 150% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement). While the Company maintained the asset coverage ratio, the Company was in a cross default during the period in which it was in non-compliance with its loan with PFG (see Note 8 below).

The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of March 31, 2018, the line of credit had a balance of $552,000, and additional borrowing capacity of $77,000, respectively.

8	Term Loans, Revolving Line of Credit and Warrants

2017 Loan Agreement

On April 27, 2017, the Company entered into a $1,500,000 loan agreement with Partners For Growth V, L.P. (“PFG”), which was funded by PFG on April 28, 2017 (the “2017 Loan”). The 2017 Loan, which matures on April 27, 2019, provides for interest only payments during the term of the loan with principal and any accrued interest and fees due upon maturity. The 2017 Loan bears interest at a fixed aggregate per annum rate equal to 16% per annum, of which 9.5% per annum rate is payable monthly in cash and 6.5% per annum rate is accrued monthly and due upon maturity. In addition, the Company agreed to pay PFG a cash fee of up to $100,000 payable upon maturity (the “back-end fee”), $76,000 of which was earned on April 27, 2017, and $24,000 of which is earned at the rate of $1,000 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month. If the Company meets or exceeds certain revenue and net income minimums in fiscal 2018, the amount could be reduced by 25 percent.

Additionally, the 2017 Loan provides for the Company’s issuance of up to 250,000 common shares to PFG, of which 190,000 was earned by PFG upon signing (April 27, 2017) and 60,000 of which is earned at the rate of 2,500 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month. The 2017 Loan provided for certain financial covenants related to the revenue achievement and maintenance of tangible net worth. PFG can accelerate the maturity of the loan in case of a default and the Company can prepay the loan before maturity without interest prepayments or penalty. The Company has pledged all of its assets as collateral for the 2017 Loan, including all its accounts, inventory, equipment, deposit accounts, intellectual property and all other personal property. The 2017 Loan is subordinate to the Bridge Bank line of credit (see Note 7, Accounts Receivable Line of Credit).

The requirement to issue 60,000 shares of the Company’s common stock over the term of the loan is an embedded derivative (an embedded equity forward). The Company evaluated the embedded derivative in accordance with ASC 815-15-25. The embedded derivative is not clearly and closely related to the debt host instrument and therefore has been separately measured at fair value, with subsequent changes in fair value recognized in the consolidated statements of operations.

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

Fees paid to the lender and third parties	$44,000
Back-end fee	76,000
Estimated fair value of embedded equity forward	49,000
Fair value of 190,000 shares of common stock issued to lender	157,000
Aggregate discount amount	$326,000

The bifurcated embedded derivative and the debt discount are presented net with the related loan balance in the consolidated balance sheets. The debt discount is amortized to interest expense over the loan’s term using the effective interest method. During the fiscal year ended March 31, 2018, the Company amortized discounts of approximately $127,000 to interest expense. As of March 31, 2018, the Company had issued to PFG 367,500 common shares under the loans.

PFG’s ability to call the debt on default (contingent put) and its ability to assess interest rate at a default rate (contingent interest) are embedded derivatives, which the Company evaluated. The fair value of these embedded features was determined to be immaterial and was not bifurcated from the debt host for accounting purposes.

Between June 24, 2017 and March 25, 2018, the Company was not in compliance with the loan’s revenue and tangible net worth financial covenants and was subject to a default interest rate of 22% per annum which it accrued and paid when due during this period.

On March 26, 2018, concurrent with the execution of the Securities Purchase Agreement for the Series E Shares (see Note 19 – Preferred Stock and Warrants - Series E Senior Convertible Voting Perpetual Preferred Stock), the Company and PFG entered into a modification agreement providing for the restructuring of certain terms associated with approximately $1.7 million in indebtedness under the 2017 Loan. Subject to the sale of at least $1.0 million in Series E Shares, PFG agreed to waive all current defaults and cease applying the applicable default interest rate, returning to the stated non-default rate of 16%, and to lower the revenue and tangible net worth covenants for the remaining term of the loan. As consideration for the modifications, the Company reduced the exercise price of outstanding warrants previously granted to PFG pursuant to the 2014 Loan Agreement and Credit Line to purchase 260,000 shares of the Company’s common stock (see 2014 Loan Agreement, Line Credit and Warrants below) from $1.42 to $0.25 per share and extended the exercisability of the warrants by one year to March 13, 2020.

The amendments to the 2017 Loan were recognized as a loan modification. The change in fair value of the warrants of $43,700, resulting from the reduced strike price and extension of term, was recognized as a discount to the 2017 Loan and is being amortized to interest expense over the remaining term of the 2017 Loan.

The Company anticipates it will need to seek additional funds through the issuance of new debt, equity securities or product line sales in order to repay the 2017 Loan (including accrued interest and back end fees) in full upon maturity or otherwise enter into a refinancing agreement with PFG. However, there can be no assurances that such financings, re-financing or product line sales will be available at all, or on terms acceptable to the Company.

2014 Loan Agreement, Line of Credit and Warrants

On March 13, 2014, the Company entered into a three year, $2.0 million term loan agreement with PFG under which the Company received $1.0 million on March 14, 2014.

On June 16, 2014, the Company amended its loan agreement with PFG (the “Amendment”). Under the terms of the Amendment, PFG made a revolving credit line available to Giga-tronics in the amount of $500,000, which the Company borrowed the entire amount on June 17, 2014. The revolving credit line had a thirty-three month term. The Amendment also reduced the remaining borrowing capacity under the PFG Loan agreement from $1.0 million to $500,000. Interest on the initial $1.0 million term loan was fixed at 9.75% and required monthly interest only payments during the first six months of the agreement followed by monthly principal and interest payments over the remaining thirty months. The interest on the PFG revolving credit line was fixed, calculated on a daily basis at a rate of 12.50% per annum. The Company was allowed to prepay the loan at any time prior to its March 13, 2017 maturity date without a penalty.

On June 3, 2015, the Company further amended its loan agreement with PFG (the “Second Amendment”). The Second Amendment cancelled the Company’s $500,000 of borrowing availability under the June 2014 Amendment and required the Company to pay PFG $150,000 towards its existing $500,000 outstanding balance under the revolving line of credit, which the Company paid in July 2015. The Company also agreed to pay PFG an additional $10,000 per month towards its remaining credit line balance until repaid, followed by like payments towards its term loan balance until repaid. As of March 26, 2016, the $500,000 borrowed with the June 2014 Amendment had been fully repaid. The $500,000 credit line and the $1.0 million term loan were fully repaid by the Company as of March 25, 2017.

The Company paid a loan fee of $30,000 upon the initial draw (“First Draw”) and $15,000 for the June 2014 Amendment. The loan fees paid were recorded as prepaid expenses and amortized to interest expense over the term of the PFG amended loan agreement. In addition, the loan agreement provided for the issuance of warrants convertible into 300,000 shares of the Company’s common stock, of which 180,000 were exercisable upon receipt of the initial $1.0 million from the First Draw, 80,000 became exercisable with the First Amendment and 40,000 were cancelled as a result of the Second Amendment. Each warrant issued under the loan agreement has a term of five years and an exercise price of $1.42 per common share.

If the warrants are not exercised before expiration on March 13, 2019, the Company would be required to pay PFG $150,000 and $67,000 as settlement for warrants associated with the First Draw and the Amendment, respectively. The warrants could be settled for cash at an earlier date in the event of any acquisition or other change in control of the Company, future public issuance of Company securities or liquidation (or substantially similar event) of the Company. The cash “put” provision results in the warrants being recognized as a derivative liability measured at fair value each reporting period with the change in fair value recorded in the accompanying statement of operations as a gain on adjustment of derivative liability to fair value.

As of March 25, 2017, the estimated fair values of the derivative liabilities associated with the warrants issued in connection with the First Draw and Amendment were $133,000 and $89,000, respectively, for a combined value of $222,000. On March 26, 2018, the Company and PFG agreed to eliminate the cash put provision contained in warrants in exchange for the Company issuing 150,000 shares of the Company’s common stock. Upon removal of the put, the warrants were re-valued using the Black-Scholes option-pricing model prior to being reclassified to equity. The resulting change in fair value of the warrants, along with the fair value of the common stock approximately $50,000 issued to PFG, was recognized as gain on adjustment of warrant liability in the consolidated statements of operations.

The initial $1.0 million in proceeds under the term loan agreement were allocated between the PFG Loan and the warrants based on their relative fair values on the date of issuance, which resulted in initial carrying values of $822,000 and $178,000, respectively. The resulting discount of $178,000 on the PFG Loan was accreted to interest expense under the effective interest method over the term of the PFG Loan, and as of March 25, 2017 had been fully accreted since the $1.0 million had been fully repaid.

The proceeds from the $500,000 credit line issued in connection with the Amendment were allocated between the PFG Loan and the warrants based on their relative fair values on the date of issuance, which resulted in initial carrying values of $365,000 and $135,000, respectively. The resulting discount of $135,000 on the PFG Loan was accreted to interest expense under the effective interest method over the term of the PFG Loan, and as of March 26, 2016 had been fully accreted since the $500,000 from the Amendment had been fully repaid.

For the fiscal year ended March 25, 2017, the Company recorded accretion of discount expense associated with the warrants issued with the PFG Loan of $22,000.

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

•

Level 2 —Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

•	Level 3 —Valuations based on unobservable inputs in which there are little or no market data, which require us to develop our own assumptions.

The carrying amounts of the Company’s cash and cash-equivalents and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments, and generally result in inputs categorized as Level 1 within the fair value hierarchy. The carrying value of the outstanding PFG loan approximates the estimated aggregate fair value and classified with the loan host. The fair value estimate of the embedded equity forward is based on the closing price of the Company’s common stock on the measurement date, the risk-free rate, the date of expiration, and any expected cash distributions of the underlying asset before expiration. The estimated fair value of the embedded equity forward represents a Level 2 measurement.

The Company’s derivative warrant liability is measured at fair value on a recurring basis and is categorized as Level 3 in the fair value hierarchy. As of March 25, 2017, the warrant liability is valued using a Monte Carlo simulation model, which used the following assumptions as of March 25, 2017: (i) remaining term of 2.0 years, (ii) expected volatility of 101.1%, (iii) risk-free interest rate of 1.26%, and (iv) a discount rate of 24%. The Monte Carlo simulation model simulated the Company’s stock price through the maturity date of March 31, 2019. At the end of the simulated period, the value of the warrant was determined based on the greater of (1) the net share settlement value, (2) the net exercise value, or (3) the fixed cash put value.

On March 26, 2018, the Company and PFG agreed to eliminate the cash put provision contained in warrants in exchange for the Company issuing 150,000 shares of the Company’s common stock. Upon removal of the put, the warrants were re-valued using the Black-Scholes option-pricing model with the following assumptions: (i) remaining term of 0.96 years, (ii) expected volatility of 85%, (iii) risk-free interest rate of 2.12%, and (iv) no expected dividends. The resulting change in fair value of the warrants, along with the fair value of the common stock issued to PFG, was recognized as an adjustment of warrant liability in the consolidated statements of operations.

The aforementioned warrant liability and equity forward are the Company’s only asset and liability recognized and measured at fair value on a recurring or non-recurring basis and are as follows:

Fair Value Measurements as of March 31, 2018
(In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$—
Total	$—	—	$—

Fair Value Measurements as of March 25, 2017
(In Thousands):
	Level 1	Level 2	Level 3
Warrant Liability	$—	—	$222
Total	$—	$—	$222

There were no transfers between Level 1, Level 2 or Level 3 for the fiscal years ended March 31, 2018 and March 25, 2017.

The following table provides a reconciliation of the warrant liability measured at fair value using significant unobservable inputs (Level 3) for the years ended March 25, 2017 and March 31, 2018:

	Years Ended
(In thousands)	Mar. 31, 2018	Mar. 25, 2017
Warrant liability at beginning of year	$222	$353
Change in fair value of warrant liability	(222)	(131)
Warrant liability at end of period	$—	$222

10	Sale of Product Lines

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

The Company had no revenues or gross margin associated with the Switch product line during fiscal 2018. During fiscal 2017, the Switch product line accounted for approximately $2.1 million in Giga-tronics Division product revenue and $437,000 related gross margin. While the Company is able to distinguish revenue and gross margin information related to the sale of the Switch product line to Astronics, the Company is unable to present meaningful information about results of operations and cash flows from the Switch product line.

On December 15, 2015, the Company entered into an Asset Purchase Agreement with Spanawave Corporation, whereby Spanawave agreed to purchase the Giga-tronics Division product lines for its Power Meters, Amplifiers, and Legacy Signal Generators for $1.5 million. Although the asset purchase agreement was for $1.5 million, the Company never realized this amount as a result of the dispute with Spanawave as discussed below. The agreement provided for the transfer of these product lines to Spanawave sequentially in six phases beginning with certain sensor and amplifier products. The Company had transferred the Power Meters and Amplifiers in phases one through five, but still holds the rights to phase 6 (Legacy Signal Generators). During the second quarter ended September 24, 2016, the Company and Spanawave became engaged in a dispute, including litigation initiated by Spanawave and an arbitration proceeding initiated by Spanawave’s affiliate Liberty Test Equipment, Inc. (“Liberty Test”), as to whether the Company had fulfilled all the requirements to close phases one through five and become entitled to the $375,000 received by the Company during the first quarter of fiscal 2017 (see below).

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

During the fourth quarter of fiscal 2016, the Company received $375,000 from Spanawave. In the first quarter of fiscal 2017, the Company received an additional $375,000 from Spanawave under the agreement, for a combined total of $750,000. Of this amount, the Company returned $375,000 to Spanawave on July 28, 2016 resulting from the dispute regarding the status of phases one through five. The remaining $375,000 was included in deferred liability related to asset sales in the consolidated balance sheet during the dispute. However, as a result of the settlement of the dispute in the third quarter of fiscal 2018, the Company recognized a net gain of $324,000, which is net of approximately $51,000 in expenses associated with the Spanawave asset sale. During the fiscal year ended March 31, 2018 and March 25, 2017, these product lines accounted for approximately zero and $437,000 in revenue, respectively. In addition, in June 2016, the Company received approximately $275,000 in exchange for raw material purchases. The purchase price of the raw materials approximated its carrying value, therefore no gain or loss was recognized. While the Company is able to distinguish revenue and gross margin information related to the sale of these product lines, the Company is unable to present meaningful information about results of operations and cash flows from these product lines.

11	Selling and Advertising Expenses

Selling expenses consist primarily of salaries to employees and commissions paid to various sales representatives and marketing agencies. Commission expense totaled $43,000 and $121,000 for fiscal 2018 and 2017, respectively. Advertising costs, which are expensed as incurred, totaled $23,000 and $58,000 for fiscal 2018 and 2017, respectively.

12	Significant Customers and Industry Segment Information

The Company has two reportable segments: Microsource and the Giga-tronics Division. Microsource develops and manufactures a broad line of Yttrium, Iron and Garnet (YIG) tuned oscillators, filters and microwave synthesizers, which are used in a wide variety of microwave instruments or devices. Microsource’s two largest customers are prime contractors for which it develops and manufactures YIG RADAR filters used in fighter jet aircraft.

The Giga-tronics Division designs, manufactures and markets a family of modular test products for use primarily in the electronic warfare (EW) segment of the defense electronics market. These modular test products are used for the construction of test and emulation systems used to validate the performance of EW equipment. Giga-tronics Division customers include major prime defense contractors, the armed services (primarily in the U.S) and research institutes. This product platform for EW test & simulation applications (formerly referred to as “Hydra”) has been the Company’s principal new product development initiative since 2011 within the test & measurement equipment marketplace, replacing its broad product line of general purpose benchtop test & measurement products used for the design, production, repair and maintenance of products in the aerospace and telecommunications equipment marketplace. The substantial majority of these legacy product lines which the Company produced over the previous 35 years were sold by the Company between 2013 and 2016 in order to fund, in part, the Company’s operations and to develop the EW test product platform.

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

The tables below present information for the fiscal years ended in 2018 and 2017.

March 31, 2018 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$2,737	$7,063	$9,800
Interest expense, net	(461)	—	(461)
Depreciation and amortization	1,116	1	1,117
Capital expenditures	(688)	—	(688)
Income/(Loss) before income taxes	(5,847)	2,748	(3,099)
Assets	5,253	3,178	8,431

March 25, 2017 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$8,021	$8,246	$16,267
Interest expense, net	133	—	133
Depreciation and amortization	820	7	827
Capital expenditures	41	—	41
Income/(Loss) before income taxes	(2,702)	1,158	(1,544)
Assets	6,433	2,641	9,074

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense- related customers. In fiscal 2018 and 2017, U.S. government and U.S. defense-related customers accounted for 88% and 78% of sales, respectively. During fiscal 2018, the Boeing Company accounted for 29% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer, CSRA LLC (CSRA acted as Prime Contractor for the United States Navy) accounted for 20% of the Company’s consolidated revenues during fiscal 2018 and was included in the Giga-tronics Division reporting segment. A third customer, Lockheed Martin accounted for 41% of the Company’s revenue and was included in the Microsource segment.

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

Export sales accounted for 8% and 2% of the Company’s sales in fiscal 2018 and 2017, respectively. Export sales by geographical area for these fiscal years are shown below:

(Dollars in thousands)	March 31, 2018	March 25, 2017
Americas	$—	$—
Europe	40	249
Asia	—	15
Rest of world	702	64
Total	$742	$328

13	Loss per Common Share

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the fiscal years ended March 31, 2018 and March 25, 2017 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

Stock options not included in computation that could potentially dilute EPS in the future	1,479	1,105
Restricted stock awards not included in computation that could potentially dilute EPS in the future	300	—
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	1,858	1,853
Warrants not included in computation that could potentially dilute EPS in the future	3,960	3,737
	7,597	6,695

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the fiscal years ended March 31, 2018 and March 25, 2017 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

14	Income Taxes

Following are the components of the provision for income taxes for fiscal years ended:

	March 31,	March 25,
(in thousands)	2018	2017

Current
Federal	$—	$—
State	2	2
	2	2
Deferred
Federal	5,547	(496)
State	(393)	(6)
	5,154	(502)

Change in liability for uncertain tax positions	2	14
Change in valuation allowance	(5,156)	488
Provision for income taxes	$2	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Fiscal years ended (In thousands)	March 31, 2018	March 25, 2017
Net operating loss carryforwards	$11,472	$15,984
Income tax credits	347	323
Inventory reserves and additional costs capitalized	787	1,450
Accrued vacation	40	109
Deferred rent	136	—
Non-qualified stock options and restricted stock	2	5
Other	77	146
Total deferred tax assets	12,861	18,017

Valuation allowance	(12,861)	(18,017)
Net deferred tax assets	$—	$—

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (“TCJ Act”), following its passage by the United States Congress. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. These changes are generally effective after December 31, 2017. If the taxable year includes the effective date of any rate changes, taxes should be calculated by applying a blended rate to the taxable income for the year. The Company’s taxable year runs from March 26, 2017 through March 31, 2018, therefore a blended corporate rate of 31.55% will apply to its 2017 Tax Year.

As a result of the enactment of the TCJ Act, the Company’s deferred tax assets and liabilities were remeasured using the new corporate tax rate, resulting in a $5.2 million decrease in gross deferred tax assets with a corresponding decrease in the valuation allowance.

The following summarizes the difference between the income tax expense and the amount computed by applying the statutory federal income tax rates of 31.55% and 34%, respectively, for the years ended March 31, 2018 and March 25, 2017, to income before income tax. The items comprising these differences consisted of the following for the fiscal years ended March 31, 2018 and March 25, 2017:

Fiscal years ended
(In thousands except percentages)	March 31, 2018		March 25, 2017
Statutory federal income tax (benefit)	$(955)	31.6%	$(525)	34.0%
Valuation allowance	(5,156)	170.1	488	(31.6)
Effect of reduced corporate tax rates	6,207	(205.3)	—	—
State income tax, net of federal benefit	(177)	5.9	(90)	5.8
Net operating loss expiration	—	—	86	(5.6)
Non-tax deductible expenses	46	(1.5)	77	(5.0)
Tax credits	(4)	0.1	(40)	2.6
Liability for uncertain tax positions	—	—	14	(0.9)
Other	41	(0.9)	(8)	0.5
Effective income tax	$2	—	$2	(0.2)%

The decrease in valuation allowance from March 25, 2017 to March 31, 2018 was $5,156,000.

As of March 31, 2018, the Company had pre-tax federal net operating loss carryforwards of $46,539,000 and state net operating loss carryforwards of $24,322,000 available to reduce future taxable income.  The federal and state net operating loss carryforwards begin to expire from fiscal 2023 through 2038 and from 2028 through 2038, respectively.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  In addition, the TCJ Act imposes new limitations on the utilization of losses incurred in tax years beginning after December 31, 2017. The federal income tax credits begin to expire from 2032 through 2038 and state income tax credit carryforwards are carried forward indefinitely.

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

As of March 31, 2018, the Company recorded unrecognized tax benefits of $122,000 related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the consolidated balance sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

The Company files U.S federal and California state tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2013 for federal purposes and fiscal year 2012 for California purposes, except in certain limited circumstances. The Company does have a California Franchise Tax Board (“FTB”) audit currently in process. The Company has worked with the FTB to resolve all audit issues and does not believe any material taxes or penalties are due. However, as a result of the ongoing examination, the Company eliminated certain income tax credit carryovers. The write-off of these income tax credit carryovers had no impact on total income tax expense as the majority had an uncertain tax position reserve with the balance having a full valuation allowance against the deferred tax asset.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

	Fiscal Years
(In thousands)	2018	2017
Balance as of beginning of year	$120	$106
Additions based on current year tax positions	2	14
(Reductions) additions for prior year tax positions	—	—
Balance as of end of year	$122	$120

The total amount of interest and penalties related to unrecognized tax benefits at March 31, 2018 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within next twelve (12) months.

15	Share-based Compensation and Employee Benefit Plans

Share-based Compensation The Company has established the 2005 Equity Incentive Plan, which provides for the granting of stock options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. In 2014, the term of the 2005 Equity Incentive Plan was extended to 2025. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 31, 2018, no SAR’s have been granted under the option plan. As of March 31, 2018, the total number of shares of common stock available for issuance is 456,677. All outstanding options have a ten-year life from the date of grant.

Stock Options

The weighted average grant date fair value of stock options granted during the fiscal years ended March 31, 2018 and March 25, 2017 was $0.93 and $0.83, respectively, and was calculated using the following weighted-average assumptions:

Fiscal years ended	March 31, 2018	March 25, 2017
Dividend yield	—	—
Expected volatility	91%	99%
Risk-free interest rate	2.40%	1.45%
Expected term (years)	8.35	8.36

A summary of the changes in stock options outstanding for the fiscal years ended March 31, 2018 and March 25, 2017 is presented below:

		Weighted	Weighted Average Remaining
(Dollars in thousands except share prices)	Shares	Average Exercise Price per share	Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 26, 2016	1,592,200	$1.52	6.8	$69
Granted	148,000	0.97
Exercised	—	—
Forfeited / Expired	(635,700)	1.57
Outstanding at March 25, 2017	1,104,500	$1.41	6.1	$3
Granted	856,000	0.34	10.0
Exercised	—	—
Forfeited / Expired	(481,800)	1.34
Outstanding at March 31, 2018	1,478,700	$0.56	8.0	$—

Exercisable at March 31, 2018	524,450	$0.81	4.8	$—

At March 31, 2018, expected to vest in the future	671,805	$0.42	9.8	$—

As of March 31, 2018, there was $215,000 of total unrecognized compensation cost related to non-vested options granted under the 2005 Plan and outside of the 2005 Plan. That cost is expected to be recognized over a weighted average period of 3.9 years and will be adjusted for subsequent changes in estimated forfeitures. There were 143,900 and 272,500 options vested during the fiscal years ended March 31, 2018 and March 25, 2017, respectively. The total fair value of options vested during the fiscal years ended March 31, 2018 and March 25, 2017 was $163,000 and $315,000, respectively. There were no exercises in fiscal 2018 and 2017. Share based compensation cost recognized in operating results for the fiscal years ended March 31, 2018 and March 25, 2017 totaled $251,000 and $257,000, respectively.

Restricted Stock

The Company granted 586,950 restricted awards during the fiscal year ended March 31, 2018. The Company granted 44,500 restricted awards during fiscal 2017. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period net of estimated forfeitures. As of March 31, 2018, there was $97,000 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 0.89 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for restricted and unrestricted stock for fiscal 2018 and fiscal 2017 totaled $107,000 and $29,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the fiscal years ended March 31, 2018 and March 25, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 26, 2016	—	$—
Granted	44,500	0.66
Vested	(44,500)	0.66
Forfeited or cancelled	—	—
Non-vested at March 25, 2017	—	$—
Granted	586,950	0.66
Vested	(51,000)	(0.60)
Forfeited or cancelled	(236,000)	(0.68)
Non-vested at March 31, 2018	299,950	$0.65

401(k) Plans The Company has established 401(k) plans which cover substantially all employees. Participants may make voluntary contributions to the plans for up to 100% of their defined compensation. The Company matches a percentage of the participant’s contributions in accordance with the plan. Participants vest ratably in Company contributions over a four- year period. Company contributions to the plans for fiscal 2018 and 2017 were approximately $27,000 and $33,000, respectively.

16	Commitments and Contingencies

The Company leased a 47,300 square foot facility located in San Ramon, California that expired in April 2017. On January 5, 2017, the Company entered a seventy-seven-month commercial building lease agreement for a 23,873 square feet facility in Dublin, California. The new lease began on April 1, 2017. The Company’s operations were in the Dublin facility as of March 31, 2018.

The Company also leases certain other equipment under operating leases.

Total future minimum lease payments under the new building lease and certain equipment are as follows.

Fiscal year (Dollars in thousands)
2019	$436
2020	450
2021	464
2022	472
Thereafter	696
Total	$2,518

The aggregate rental expense was $460,000 and $523,000 in fiscal 2018 and 2017, respectively.

The Company leases certain equipment under capital leases that expire through May 2021. Capital leases with costs totaling $249,000 and $249,000 are reported net of accumulated depreciation of $174,000 and $113,000 at March 31, 2018 and March 25, 2017, respectively.

Total future minimum lease payments under these capital leases are as follows.

Fiscal year (Dollars in thousands)	Principal	Interest	Total
2019	$52	$12	$64
2020	40	5	45
2021	22	1	23
Total	$114	$18	$132

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 31, 2018, total non–cancelable purchase orders were approximately $1,260,000 and are scheduled to be delivered to the Company at various dates through March 2019.

17	Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	March 31, 2018	March 25, 2017
Balance as of beginning of year	$123	$60
Provision, net	291	234
Warranty costs incurred	(250)	(171)
Balance as of end of year	$164	$123

18	Private Placement Offering

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

19	Preferred Stock and Warrants

Series E Senior Convertible Voting Perpetual Preferred Stock

On March 26, 2018, the Company entered into a Securities Purchase Agreement for the sale of 43,800 shares of a newly designated series of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock (“Series E Shares”) to approximately 15 private investors. The sale was completed and the Series E Shares were issued on March 28, 2018.

The purchase price for each Series E Share was $25.00. Gross proceeds received by the Company were approximately $1.095 million (the “Placement”). Net proceeds to the Company after fees and expenses of the Placement were approximately $1.0 million. Placement agent fees incurred in connection with the transaction were 5% of gross proceeds or approximately $57,000 in cash, plus warrants to purchase 5% of the number of common shares into which the Series E shares can be converted (223,000 shares) at an exercise price of $0.25 per share.

Each Series E Share is initially convertible (at the option of the holder) at a conversion price of $0.25 per share of common stock, representing 100 shares of the Company’s common stock per each Series E Share. The conversion ratio is subject to adjustments for stock splits, stock dividends, recapitalizations and similar transactions. As of March 31, 2018, if all 43,800 issued Series E Shares were immediately converted, holders of such shares would acquire 4,380,000 shares of common stock of the Company, or 31% of the pro forma number of shares of common stock that would be outstanding if the conversion had occurred on this date, 27% of the pro forma number of shares of common stock that would be outstanding upon the conversion of the Company’s outstanding shares of Series B, Series C and Series D Convertible Preferred Stock (collectively, the “Previously Issued Preferred Shares”) and 22% of the pro forma number of shares of common stock that would be outstanding if all shares of preferred stock were converted and all warrants exercised as of this date. The Company is entitled to redeem Series E Shares at a price equal to 300% of the Series E Share purchase price, or $75.00 per share, subject to potential adjustment, but the right to redeem is subject to satisfaction of certain conditions related to the market price and trading volume of the Company’s common stock.

Each Series E Share has a liquidation preference of 150% of the purchase price or $37.50, subject to adjustment. In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, a merger, or a sale of the Company’s MSI business line or Simulation and Electronics Warfare business line or their related assets, before any payment or distribution to holders of junior shares (including common stock and Previously Issued Preferred Stock), holders of Series E Shares will be entitled to receive an amount of cash per share of Series E Shares up to the liquidation preference plus all accumulated accrued and unpaid dividends thereon. Upon a sale of the Company’s MSI business line or Simulation and Electronics Warfare business line or their related assets, holders of Series E Shares shall be entitled to receive a pro rata portion of the net sale proceeds after reasonable transaction expenses and amount payable to the Company’s secured creditors for releases of their liens on such assets, up to the liquidation preference plus accrued and unpaid dividends. If the payment per Series E Shares is less than the Series E Shares’ liquidation preference, the liquidation preference and the Series E Share redemption price will be reduced by the amount of the payment received.

Holders of Series E Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannual in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the 10 day volume weighted average price of the common stock.

Holders of Series E Shares generally vote together with the common stock on an as-converted basis on each matter submitted to the vote or approval of the holders of common stock, and vote as a separate class with respect to certain actions that adversely affect the rights of the holders of Series E Shares and on other matters as required by law. In addition, the approval of the Holders of the Series E shares is generally required prior to the Company’s issuance of any securities having rights senior to or in parity with the Series E Shares with respect to dividends or liquidation preferences. The Series E Shares’ right to approve parity securities will terminate at such time that (1) fewer than 22,300 Series E Shares, which is 50% of the number of Series E Shares first issued, remain outstanding or (2) the volume weighted average closing price of the Company’s common stock for any 20 trading days within any 30 trading day period is $0.75 or more, the average daily trading volume over such 30 trading day period is 100,000 shares or more and there is either an effective registration statement covering resale of the shares of common stock that holders of Series E Shares would be entitled to receive upon conversion and any shares received as pay-in-kind dividends, or such share could be freely sold pursuant to Rule 144 under the Securities Act of 1933, as amended.

The Company and each Series E investor entered into an Investor Rights Agreement. Under this agreement, the Company agreed to, among other things, use best efforts to file certain registration statements for the resale of common stock of the Company that the investor may acquire upon conversion of the Series E Shares and may potentially receive as payment-in-kind dividends during the two years following the date of the agreement. The Company also agreed that it would not issue additional debt without the approval by holders of at least 66.6% of the Series E Shares, other than trade debt incurred in the normal course and commercial bank working capital debt, whether revolving or term debt. Concurrent with the execution of the Securities Purchase Agreement for the Series E Shares, the Company and PFG entered into a modification agreement providing for the restructuring of certain terms associated with approximately $1.7 million in indebtedness owed to PFG (see Note 8 – Term Loans, Revolving Line of Credit and Warrants).

In connection with the sale of Series E Shares, the Company agreed to reduce the exercise price of certain warrants issued in connection with the Company’s private placement in January 2016 (see Note 18 – Private Placement Offering), in which the Company sold (in part) 2,787,872 warrants (a “2016 Warrant”). Each 2016 Warrant entitled the holder to purchase 0.75 shares of the Company’s common stock at the price of $1.15 per whole share. The Company agreed to reduce the exercise price of 2016 Warrants that are held by the 2016 Investors purchasing Series E Shares from $1.15 to $0.25 per share as follows: A 2016 Investor purchasing an amount equal to or exceeding the lesser of $200,000 or 50% of the amount it invested in the 2016 Private Placement will have the exercise price of all of its 2016 Warrants reduced to $0.25, and 2016 Investors purchasing less than the lesser of $200,000 or 50% of the amount it invested in the January 2016 Private Placement will have the exercise price of a ratable percentage of the 2016 Warrants reduced to $0.25. In connection with its sale of the Series E Shares, the Company reduced the exercise price of 1,759,268 of the outstanding 2016 Warrants to $0.25.

The fair value attributable to re-pricing the 2016 Warrants, provided to the participating 2016 Investors, of approximately $203,000, was deducted from the Series E gross proceeds to arrive at the initial discounted carrying value of the Series E Shares. The initial discounted carrying value resulted in recognition of a beneficial conversion feature of approximately $557,000, further reducing the initial carrying value of the Series E Shares. The discount to the aggregate stated value of the Series E Shares, resulting from recognition of the beneficial conversion feature, was immediately accreted as a reduction of common stock and an increase in the carrying value of the Series E Shares. The accretion is presented as a deemed dividend in the consolidated statements of operations.

In addition, warrants to purchase 292,727 shares of common stock held by the placement agent, as a result of a prior transaction, were amended to reduce the exercise price from $1.15 per share to $0.25 per share. The fair value attributable to re-pricing the placement agent warrants of approximately $53,000 was recognized as additional Series E issuance costs and recognized net in the carrying value of Series E Shares.

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

The table below presents information for the fiscal years ended March 31, 2018 and March 25, 2017:

Preferred Stock

As of March 31, 2018 and March 25, 2017

	Designated	Shares	Shares	Liquidation Preference
	Shares	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Total at March 25, 2017	19,500.00	18,533.51	18,533.51	3,540
Series E	60,000.00	43,800.00	43,800.00	1,643
Total at March 31, 2018	79,500.00	62,333.51	62,333.51	$5,183

20	Subsequent Events

During April 2018, the Company issued an additional 6,000 shares of Series E Senior Convertible Voting Perpetual Preferred Stock at a purchase price of $25.00 per share for total gross proceeds of $150,000.

During May 2018, the Company issued an additional 2,400 shares of Series E Senior Convertible Voting Perpetual Preferred Stock at a purchase price of $25.00 per share for total gross proceeds of $60,000.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Giga-tronics Incorporated

Dublin, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Giga-tronics Incorporated and subsidiary (the "Company") as of March 31, 2018, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2018.

/s/	ArmaninoLLP
San Ramon, California

June 19, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Giga-tronics Incorporated

Dublin, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated (the "Company") as of March 25, 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended March 25, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 25, 2017, and the results of its operations and its cash flows for the year ended March 25, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor from 2005 to January 4, 2018.

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

Based on the above described procedures and actions taken, the Company’s management, including the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, the Company’s internal control over financial reporting was effective based on the criteria described in the 2013 “COSO Internal Control – Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the heading “Election of Directors” of the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is set forth under the heading “Executive Compensation” of the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Stock Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders, incorporated herein by reference. Information about securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” of its Proxy Statement for the 2018 Annual Meeting of Shareholders, incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2018.

ITEM 13. CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the Proxy Statement under the section captioned “Transactions with Management and Others” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the Proxy Statement under the section captioned “Appointment of Independent Registered Accounting Firm” is incorporated herein by reference. This Proxy Statement is to be filed no later than 120 days after the close of the fiscal year ended March 31, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following consolidated financial statements of Giga-tronics Incorporated and the related independent registered public accounting firm are filed herewith:

1.

Financial Statements. See Index to Financial Statements on page 29. The financial statements and Report of Independent Registered Public Accounting Firm are included in Item 8 are filed as part of this report.

2.	Exhibits. The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

/s/ JOHN R. REGAZZI	June 19, 2018
Chief Executive Officer	Date

In accordance with the requirements of the Securities Exchange Act, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. THOMPSON	Chairman of the Board of Directors	June 19, 2018
William J. Thompson		Date

/s/ LUTZ P. HENCKELS	Interim Chief Financial Officer and Director	June 19, 2018
Lutz P. Henckels	(Principal Financial & Accounting Officer)	Date

/s/ GORDON L. ALMQUIST	Director	June 19, 2018
Gordon L. Almquist		Date

/s/ JAMIE WESTON	Director	June 19, 2018
Jamie Weston		Date

The following exhibits are filed by reference or herewith as a part of this report:

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

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

3.7

Certificate of Determination of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K field on March 30, 2018.

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

10.22	Form of Rights Agreement dated January 29, 2016, between the Company and individual investors

10.23	Investor Rights Agreement dated March 26, 2018 between the Company and the investor parties thereto, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 30, 2018.

10.24	Conditional Waiver and Modification to Loan and Security Agreement dated March 26, 2018 between the Company and Partners For Growth.

10.25	Stock Option Award Agreement between the Company and Lutz Henckel dated June 6, 2018.*

20	Significant Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm, Crowe Horwath LLP.

24	Consent of Independent Registered Public Accounting Firm, Armanino LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting & Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting & Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Company’s Annual Report on Form 10K for the year ended March 31, 2018, formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balances Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished but not filed).

*     Management contract or compensatory plan or arrangement.