Form 10-Q
period 2018-06-30
GIGA TRONICS INC
filed 2018-08-14
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2018

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [   ]     No [ X ]

There were a total of 10,418,953 shares of the Registrant’s Common Stock outstanding as of July 26, 2018.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018	4

	Unaudited Condensed Consolidated Statements of Operations, Three Month Periods Ended June 30, 2018 and June 24, 2017	5

	Unaudited Condensed Consolidated Statements of Cash Flows, Three Month Periods Ended June 30, 2018 and June 24, 2017	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	26
Item 5.	Other information	26
Item 6.	Exhibits	26

SIGNATURES		27

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations and to continue as a going concern; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) the results of pending or threatened litigation; (4) risks related to customers’ credit worthiness/profiles; (5) changes in the Company’s credit profile and its ability to borrow; (6) a potential decline in demand for certain of the Company’s products; (7) potential product liability claims; (8) the potential loss of key personnel; and (9) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 31, 2018 or further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 30, 2018	March 31, 2018**
Assets
Current assets:
Cash and cash-equivalents	$748	$1,485
Trade accounts receivable, net of allowance of $8 and $8, respectively	458	364
Inventories, net	3,438	5,487
Prepaid expenses and other current assets	792	87
Total current assets	5,436	7,423
Property and equipment, net	760	833
Other long term assets	175	175
Total assets	$6,371	$8,431
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$552	$552
Accounts payable	756	996
Loan payable, net of discounts and issuance costs	1,523	1447
Accrued payroll and benefits	413	343
Deferred revenue	257	3,374
Deferred rent, net of long term portion	62	58
Capital lease obligations	40	40
Deferred liability related to asset sale	51	52
Other current liabilities	959	947
Total current liabilities	4,613	7,809
Long term deferred rent	411	429
Long term obligations - capital lease	50	62
Total liabilities	5,074	8,300
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock no par value Authorized - 1,000,000 shares Series A designated 250,000 shares; no shares at June 30, 2018 and March 31, 2018 issued and outstanding	—	—
Series B, C, D designated 19,500 shares; 18,533.51 shares at June 30, 2018 and March 31, 2018 issued and outstanding; (liquidation preference of $3,540 at June 30, 2018 and March 31, 2018)	2,911	2,911
Series E designated 60,000 shares; 53,400 shares at June 30, 2018 and 43,800 shares at March 31, 2018 issued and outstanding; (liquidation preference of $2,003 at June 30, 2018 and $1,643 at March 31, 2018)	907	702
Common stock no par value; Authorized - 40,000,000 shares; 10,418,953 shares at June 30, 2018 and 10,312,653 shares at March 31, 2018 issued and outstanding	25,272	25,200
Accumulated deficit	(27,793)	(28,682)
Total shareholders' equity	1,297	131
Total liabilities and shareholders' equity	$6,371	$8,431

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

As the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606) as of April 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 1.

** Derived from the audited consolidated financial statements as of and for the fiscal year ended March 31, 2018.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands except per share data)	June 30, 2018	June 24, 2017
Revenue
Goods	$207	$316
Services	2,843	1,675
Total revenue	3,050	1,991

Cost of goods and services	1,744	1,525
Gross margin	1,306	466

Operating expenses:
Engineering	375	452
Selling, general and administrative	1,001	1,171
Total operating expenses	1,376	1,623

Operating loss	(70)	(1,157)

Interest expense:
Interest expense, net	(127)	(79)
Interest expense from accretion of loan discount	(50)	(22)
Total interest expense, net	(177)	(101)
Loss before income taxes	(247)	(1,258)
Provision for income taxes	40	—
Net loss	$(287)	$(1,258)

Loss per common share - basic	$(0.03)	$(0.13)
Loss per common share - diluted	$(0.03)	$(0.13)

Weighted average common shares used in per share calculation:
Basic	10,419	9,715
Diluted	10,419	9,715

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

As the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606) as of April 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 1.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	June 30, 2018	June 24, 2017
Cash flows from operating activities:
Net loss	$(287)	$(1,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	247
Stock based compensation	57	46
Estimated equity forward	—	46
Accretion of discounts on debt	50	22
Accrued interest and fees on loan payable	25	—
Change in deferred rent	(14)	451
Changes in operating assets and liabilities:
Trade accounts receivable	(94)	206
Inventories	468	(178)
Prepaid expenses and other assets	(516)	75
Accounts payable	(240)	(441)
Accrued payroll and benefits	70	(156)
Deferred revenue	(550)	(167)
Other current liabilities	12	—
Net cash used in operating activities	(945)	(1,107)

Cash flows from investing activities:
Purchases of property and equipment	—	(620)
Net cash used in investing activities	—	(620)

Cash flows from financing activities:
Principal payments on capital leases	(12)	(13)
Proceeds from borrowings, net of issuance costs	—	1,456
Proceeds from issuance of preferred stock, net of issuance costs	205	—
Exercise of warrants	15	—
Net cash provided by financing activities	208	1,443

Decrease in cash and cash-equivalents	(737)	(284)

Beginning cash and cash-equivalents	1,485	1,421
Ending cash and cash-equivalents	$748	$1,137

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$61	$39

Supplementary disclosure of noncash activities:
Cumulative effect of adoption of ASC 606 on inventory	$(1,581)	—
Cumulative effect of adoption of ASC 606 on prepaid expenses and other current assets	$189	—
Cumulative effect of adoption of ASC 606 on deferred revenue	$2,567	—
Common stock issued in connection with debt issuance	$—	$156
Fully depreciated equipment disposal	$—	$377

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

As the Company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606) as of April 1, 2018, using the modified retrospective method, there is a lack of comparability to the prior periods presented. See Note 1.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Organization and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (“Giga-tronics” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 31, 2018.

 Principles of Consolidation The consolidated financial statements include the accounts of Giga-tronics and its wholly-owned subsidiary, Microsource, Inc. (“Microsource”). All significant intercompany balances and transactions have been eliminated in consolidation

Derivatives The Company accounts for certain of its warrants and embedded debt features as derivatives. Changes in fair values are reported in earnings as gain or loss on adjustment of these instruments to fair value.

Revenue Recognition and Deferred Revenue Beginning April 1, 2018, the Company follows the provisions of ASU 2014-09 as subsequently amended by the FASB between 2015 and 2017 and collectively known as ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Amounts for prior periods are not adjusted and continue to be reported in accordance with the Company’s historic accounting practices. The guidance provides a unified model to determine how revenue is recognized. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identifies the promised goods or services in the contract; (ii) determines whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measures the transaction price, including the constraint on variable consideration; (iv) allocates the transaction price to the performance obligations based on estimated selling prices; and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue through the design, manufacture, and sale of products used in defense industry to major prime defense contractors, the armed services (primarily in the U.S.) and research institutes. There is generally one performance obligation in the Company’s contracts with its customers. For highly engineered products, the customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. In these circumstances, the performance obligation is the design and manufacturing service. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation using a cost-to-cost method. Engineering services are also satisfied over time and recognized on the cost-to-cost method. These types of revenue arrangements are typical for our defense contracts within the Microsource segment for its YIG RADAR filter products used in fighter jet aircrafts.

For the sale of standard or minimally customized products, the performance obligation is the series of finished products which are recognized at the points in time the units are transferred to the control of the customer, typically upon shipment. This type of revenue arrangement is typical for our commercial contracts within the Giga-tronics segment for its Advanced Signal Generation and Analysis system products used for testing RADAR and Electronic Warfare (“EW”) equipment.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include:

●	Design and manufacturing services
●	Product supply – Distinct goods or services that are substantially the same
●	Engineering services

The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s revenue in fiscal 2019 under ASC 606 primarily relates to design and manufacturing services, there was no product supply, and engineering services were $56,000.

Transaction Price

The Company has both fixed and variable consideration. Under the Company’s highly engineered design and manufacturing arrangements, advance payments and unit prices are considered fixed, as product is not returnable and the Company has an enforceable right to reimbursement in the event of a cancellation. For standard and minimally customized products, payments can include variable consideration, such as product returns and sales allowances. The transaction price in engineering services arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. Milestone payments are identified as variable consideration when determining the transaction price. At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. The Company estimates variable consideration at the amount to which they expect to be entitled, and determines whether to include estimated amounts as a reduction in the transaction price based largely on an assessment of the conditions that might trigger an adjustment to the transaction price and all information (historical, current and forecasted) that is reasonably available to the Company. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved.

Allocation of Consideration

As part of the accounting for arrangements that contain multiple performance obligations, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. When a contract contains more than one performance obligation, the Company uses key assumptions to determine the stand-alone selling price of each performance obligation. Because of the customized nature of products and services, estimated stand-alone selling prices for most performance obligations are estimated using a cost-plus margin approach. For non-customized products, list prices generally represent the standalone selling price. The Company allocates the total transaction price to each performance obligation based on the estimated relative stand-alone selling prices of the promised goods or service underlying each performance obligation.

Timing of Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recognized for design and manufacturing services and for engineering services over time proportionate to the costs that the Company has incurred to perform the services using the cost-to-cost input method and for products at a point in time. Approximately 99% of the Company’s revenue is recognized over time, with the remaining 1% recognized at a point in time.

Changes in Estimates

The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

For contracts using the cost-to-cost method, management reviews the progress and execution of the performance obligations. This process requires management judgment relative to estimating contract revenue and cost, and making assumptions for delivery schedule. This process requires management’s judgment to make reasonably dependable cost estimates. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. Revenue recognized over time using the cost-to-cost method represented approximately 99% of revenue for the first quarter of 2019.

The aggregate effects of these changes on contracts in the first quarter of 2019 was nominal.

Balance Sheet Presentation

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. Under the typical payment terms of over time contracts, the customer pays either performance-based payments or progress payments. Amounts billed and due from customers are classified as receivables on the Condensed Consolidated Balance Sheet. Interim payments may be made as work progresses, and for some contracts, an advance payment may be made. A liability is recognized for these interim and advance payments in excess of revenue recognized and is presented as a contract liability which is included within accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract. When revenue recognized exceeds the amount billed to the customer, an unbilled receivable (contract asset) is recorded for the amount the Company is entitled to receive based on its enforceable right to payment.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity).

Recognition Prior to April 1, 2018

Prior to April 1, 2018 under the legacy GAAP, the Company recorded revenue when there was persuasive evidence of an arrangement, delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. This occurred when products were shipped or the customer accepted title transfer. If the arrangement involved acceptance terms, the Company deferred revenue until product acceptance was received. On certain large development contracts, revenue was recognized upon achievement of substantive milestones.  Advanced payments were recorded as deferred revenue until the revenue recognition criteria described above had been met. Amounts for periods ending prior to April 1, 2018 have not been adjusted for ASC 606 and continue to be reported in accordance with the Company’s previous accounting practices.

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

In May 2014, the FASB issued ASU 2014-09 (“ASC 606”), Revenue from Contracts with Customers. In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively these are referred to as ASC Topic 606, which replaces all legacy GAAP guidance on revenue recognition and eliminates all industry-specific guidance. ASC 606 establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. ASU ASC 606 was further updated to provide clarification on a number of specific issues as well as requiring additional disclosures. ASC 606 may be applied either retrospectively or through the use of a modified-retrospective method. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application. ASC 606 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted beginning in the first quarter of 2017.

The Company adopted ASC 606 on April 1, 2018 (beginning of the Company’s fiscal year) using the modified retrospective method. Under this approach, no restatement of fiscal years 2017 or 2018 was required. Rather, the effect of the adoption was recorded as a cumulative adjustment decreasing the opening balance of accumulated deficit at April 1, 2018.

The most significant change relates to the timing of revenue and cost recognition on the Company’s customer contracts. Under ASC 606, revenue is recognized as the customer obtains control of the goods and services promised in the contract. Given the nature of the Company’s products and terms and conditions in the contracts, the customer typically obtains control as the Company performs work under such contract. Therefore, the Company expects to recognize revenue over time for substantially all of its contracts using the percentage-of-completion cost-to-cost method. As a result, the Company now recognizes revenue for these contracts as it incurs costs, as opposed to when units are delivered. This change has generally resulted in earlier revenue recognition in the performance period as compared to the legacy method for those contracts, giving rise to a decrease to the Company’s opening balance of accumulated deficit as of April 1, 2018.

Adopting ASC 606, Revenue from Contracts with Customers, involves significant new estimates and judgments such as estimating stand-alone selling prices, variable consideration, and total costs to complete the contract. All of the estimates are subject to change during the performance of the contract which may cause more variability due to significant estimates involved in the new accounting.

The cumulative effect of the changes made to the Company’s consolidated April 1, 2018 balance sheet for the adoption of Topic 606 were as follows (in thousands):

	Balance at March 31, 2018	Topic ASC 606 Adjustments	Balance at April 1, 2018
Assets
Prepaid and other current assets	$87	$188	$275
Inventories, net	5,487	(1,581)	3,906
Liabilities
Deferred revenue	$3,374	$(2,568)	$806
Stockholders' Equity
Accumulated deficit	$(28,682)	$1,176	$(27,506)

In accordance with the requirements of Topic 606, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet for the first quarter ended June 30, 2018 was as follows (in thousands except for net loss per share):

For the first quarter ended June 30, 2018	Without ASC 606 Adoption	Topic ASC 606 Adjustments	As Reported
Assets

Prepaid and other current assets	$149	$643	$792
Inventories, net	5,406	(1,968)	3,438
Liabilities
Deferred revenue	$2,966	$(2,709)	257
Stockholders' Equity
Accumulated deficit	$(29,177)	$1,384	(27,793)
Revenue
Revenue	$2,247	$596	$2,843
Costs of services
Costs of services	$416	$358	774
Net loss	$(525)	$(238)	(287)
Net loss per share, basic and fully diluted	$(0.05)	$0.02	$(0.03)

(2)          Going Concern and Management’s Plan

The Company incurred net losses of $287,000 in the first quarter of fiscal 2019 and $3.1 million in fiscal year 2018. These losses have contributed to an accumulated deficit of $27.8 million as of June 30, 2018. The Company used cash flow in operations totaling $945,000 and $1.1 million in the first quarters of fiscal 2019 and 2018, respectively. The Company has also experienced delays in the development of features, receipt of orders, and shipments for our new EW test system products. These delays have significantly contributed to our continued losses, liquidity concerns and accumulated deficits.

Our EW test system products have shipped to several customers, but potential delays in the refinement of features, longer than anticipated sales cycles, or the ability to efficiently manufacture our EW test system products, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank which expires on May 6, 2019. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of June 30, 2018, the line of credit had an outstanding balance of $582,000, and additional borrowing capacity of $143,000.

In April 2017, we entered into a $1.5 million loan agreement with Partners For Growth, V L.P. (“PFG”) to provide additional cash to fund our operations. As a result of experiencing continued delays in receiving EW test system product orders in fiscal 2018, we were unable to maintain compliance with certain financial covenants required by the PFG loan and, as a result, were subject to a default interest rate between June 2017 and March 2018. On March 26, 2018, and concurrent with the execution of certain stock purchase agreements for the sale of new Series E Convertible Preferred Stock and conditional upon the sale of at least $1.0 million in gross proceeds thereof, the Company and PFG entered into a modification agreement which provided for the restructuring of certain terms of the PFG loan including resetting of the financial covenants for the remaining loan term (see Note 6, Term Loans, Revolving Line of Credit and Warrants).

In order to raise additional working capital and to restructure the PFG loan, on March 26, 2018, the Company entered into a Securities Purchase Agreement for the sale of 43,800 shares of a newly designated series of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock (“Series E Shares”) to approximately 15 private investors. The purchase price for each Series E Share was $25.00. Gross proceeds received by the Company were approximately $1.095 million (the “Placement”). Net proceeds to the Company after fees and expenses of the placement agent were approximately $1.0 million. Each Series E Share is initially convertible into common stock at the option of the holder at the conversion price of $0.25 per share, which is equivalent to 100 shares of the Company’s common stock for each Series E Share (see Note 13, Preferred Stock and Warrants – Series E Senior Convertible Voting Perpetual Preferred Stock).

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

Our historical operating results and forecasting uncertainties indicate that substantial doubt exists related to our ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, we should have the necessary liquidity to continue operations at least twelve months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to maintain or generate additional liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. Forecasting uncertainties also exist with respect to our EW test system product line due to the potential longer than anticipated sales cycles, as well as with potential delays in the refinement of certain features or requisition of certain components and/or our ability to efficiently manufacture it in a timely manner.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

(3)         Revenue Recognition

The following table presents changes in the Company’s contract assets and liabilities for the three months ended June 30, 2018.

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Assets	$189	$466	$12	$643
Contract Liabilities: Deferred Revenue	$(806)	$(248)	$787	$257

During the three months ended June 30, 2018, the Company recognized the following revenues (in thousands).

Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$559
New activities in the period:
Changes in estimates	(29)
Performance obligations satisfied	2,313
Total services revenue	$2,843

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $257,000, which the Company expects to recognize into revenue within the next twelve months.

(4)           Inventories

Inventories consisted of the following:

(In thousands)	June 30, 2018	March 31, 2018
Raw materials	$1,147	$2,290
Work-in-progress	1,749	2,100
Finished goods	81	561
Demonstration inventory	461	536
Total	$3,438	$5,487

(5)      Accounts Receivable Line of Credit

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

The loan agreement is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2019 and bears an interest rate, equal to 1.5% over the bank’s prime rate of interest. Interest is payable monthly with principal due upon maturity. The Company paid an annual commitment fee of $12,500 in May 2017. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 150% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement).

As of June 30, 2018, the Company was in compliance with all the financial covenants under the agreement. The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of June 30, 2018, the Company had outstanding borrowings of $552,000 under the line of credit.

(6)        Term Loans, Revolving Line of Credit and Warrants

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

Additionally, the 2017 Loan provides for the Company’s issuance of up to 250,000 common shares to PFG, of which 190,000 was eaned by PFG upon signing (April 27, 2017) and 60,000 of which is earned at the rate of 2,500 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month. The 2017 Loan provided for certain financial covenants related to the revenue achievement and maintenance of tangible net worth. PFG can accelerate the maturity of the loan in case of a default and the Company can prepay the loan before maturity without interest prepayments or penalty. The Company has pledged all of its assets as collateral for the 2017 Loan, including all its accounts, inventory, equipment, deposit accounts, intellectual property and all other personal property. The 2017 Loan is subordinate to the Bridge Bank line of credit (see Note 5, Accounts Receivable Line of Credit).

The requirement to issue 60,000 shares of the Company’s common stock over the term of the loan is an embedded derivative (an embedded equity forward). The Company evaluated the embedded derivative in accordance with ASC 815-15-25. The embedded derivative is not clearly and closely related to the debt host instrument and therefore is being separately measured at fair value, with subsequent changes in fair value being recognized in the consolidated statements of operations.

The proceeds received upon issuing the loan were allocated to: i) common stock, for the fair value of the 190,000 shares of common stock initially issued to the lender; ii) the fair value of the embedded derivative; and iii) the loan host instrument. Upon issuance of the loan, the Company recognized $1,576,000 of principal payable to PFG, representing the stated principal balance of $1,500,000 plus the initial back-end fee of $76,000. The initial carrying value of the loan was recognized net of debt discount aggregating approximately $326,000, which is comprised of the following:

Fees paid to the lender and third parties	$44,000
Back-end fee	76,000
Estimated fair value of embedded equity forward	49,000
Fair value of 190,000 shares of common stock issued to lender	157,000
Aggregate discount amount	$326,000

The bifurcated embedded derivative and the debt discount are presented net with the related loan balance in the consolidated balance sheets. The debt discount is being amortized to interest expense over the loan’s term using the effective interest method. During the fiscal year ended March 31, 2018, the Company amortized discounts of approximately $127,000 to interest expense. As of June 30, 2018, the Company had issued to PFG 375,000 common shares under the loans.

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

On March 26, 2018, concurrent with the execution of the Securities Purchase Agreement for the Series E Shares (see Note 13 – Preferred Stock and Warrants - Series E Senior Convertible Voting Perpetual Preferred Stock), the Company and PFG entered into a modification agreement providing for the restructuring of certain terms associated with approximately $1.7 million in indebtedness under the 2017 Loan. Subject to the sale of at least $1.0 million in Series E Shares, PFG agreed to waive all current defaults and cease applying the applicable default interest rate, returning to the stated non-default rate of 16%, and to lower the revenue and tangible net worth covenants for the remaining term of the loan. As consideration for the modifications, the Company reduced the exercise price of outstanding warrants previously granted to PFG pursuant to the 2014 Loan Agreement and Credit Line to purchase 260,000 shares of the Company’s common stock from $1.42 to $0.25 per share and extended the exercisability of the warrants by one year to March 13, 2020.

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

(7)         Fair Value

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

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at June 30, 2018 and March 31, 2018.

(8)          Loss Per Share

Basic loss per share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period. Shares excluded from the diluted EPS calculation because they would be anti-dilutive are as follows:

	Three Months Ended
(In thousands)	June 30, 2018	June 24, 2017
(in thousands):
Common shares issuable upon exercise of stock options	1,498	1,104
Restricted stock awards	262	350
Issuable shares for interest on loan	25	60
Common shares issuable upon conversion of convertible preferred stock	7,113	1,853
Common shares issuable upon exercise of warrants	3,960	3,737

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the three month period ended June 30, 2018 and June 24, 2017 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(9)          Stock Based Compensation

The Company has established the 2005 Equity Incentive Plan, which provide for the granting of options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. The 2005 Plan has been extended to be effective until 2025. Option grants under the 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment or service arrangement. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 30, 2018, no SAR’s have been granted under the option plan. As of June 30, 2018, the total number of shares of common stock available for issuance was 437,677. All outstanding options have a ten year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended
	June 30, 2018	June 24, 2017
Dividend yield	—	—
Expected volatility	92.55%	—
Risk-free interest rate	2.82%	—
Expected term (years)	8.36	—

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

 A summary of the changes in stock options outstanding for the three-month period ended June 30, 2018 and the year ended March 31, 2018 is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
	Shares	Exercise Price per share	Contractual Terms (Years)	Intrinsic Value
Outstanding at March 25, 2017	1,104,500	$1.41	6.1	$3
Granted	856,000	0.34	10.0
Forfeited / Expired	(481,800)	1.34
Outstanding at March 31, 2018	1,478,700	$0.56	8.0	$—
Granted	50,000	0.27	10.0
Forfeited / Expired	(31,000)	1.41
Outstanding at June 30, 2018	1,497,700	$0.53	7.8	$—

Exercisable at June 30, 2018	500,650	$0.79	4.4	$—

At June 30, 2018 expected to vest in the future	702,491	$0.40	9.6	$—

As of June 30, 2018, there was $205,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.71 years and will be adjusted for subsequent changes in estimated forfeitures. There were 7,200 options that vested during the quarter ended June 30, 2018, and 26,500 options that vested during the quarter ended June 24, 2017. The total fair value of options vested during each of the quarters ended June 30, 2018 and June 24, 2017 was $9,052 and $33,000 respectively. There were no options exercised in the three-month period ended June 30, 2018 and June 24, 2017. Share based compensation cost related to stock options recognized in operating results for the three months ended June 30, 2018 and June 24, 2017 totaled $20,000 and $37,000, respectively.

Restricted Stock

The Company granted no restricted awards (“RSAs”) during the first quarter of fiscal 2019. No RSAs were granted during the first quarter of fiscal 2018. The RSAs are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. As of June 30, 2018, there was $61,000 of total unrecognized compensation cost related to non-vested RSAs. That cost is expected to be recognized over a weighted average period of 0.87 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for RSAs and unrestricted stock awards in operating results for the three months ended June 30, 2018 and June 24, 2017 totaled $37,000 and $9,000, respectively

A summary of the changes in non-vested RSAs outstanding for the three-month period ended June 30, 2018 and the fiscal year ended March 31, 2018 is as follows:

	Shares	Weighted Average Fair Value
Non-Vested at March 25, 2017	—	$—
Granted	586,950	0.66
Vested	(51,000)	(0.60)
Forfeited or cancelled	(236,000)	(0.68)
Non-Vested at March 31, 2018	299,950	$0.65
Vested	(37,500)	(0.39)
Non-Vested at June 30, 2018	262,450	$0.68

(10)           Significant Customer and Industry Segment Information

The Company has two reportable segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division historically produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. The Company completed the divestiture of its switch and legacy product lines, and is now solely focused on producing the ASG and the ASA.

●	Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors.

The tables below present information for the two reportable segments:

	Three Month Periods Ended			Three Month Periods Ended
(In thousands)	At June 30 , 2018	June 30, 2018		At June 24, 2017	June 24, 2017
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$4,418	$38	$(1559)	$6,153	$297	$(1,849)
Microsource	1,953	1,061	1,272	2,907	1,694	591
Total	$6,371	$1,099	$(287)	$9,060	$1,991	$(1,258)

During the first quarter of fiscal 2019, one customer accounted for 64% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 31% and was also included in the Microsource segment. During the first quarter of fiscal 2018, one customer accounted for 43% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 37% and was also included in the Microsource segment.

(11)          Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.

The Company recorded $62,000 income tax expense for the three months ended June 30, 2018 and no income tax expense for the three months ended June 24, 2017. In April 2018, the Franchise Tax Board (“FTB”) issued its response to the Appeal filed by the Company to dispute the original audit findings related an ongoing audit. As a result of this development, the accrued state tax liability was increased by $62,000, from $45,000 to $107,000. The effective tax rate for the three months ended June 30, 2018 and June 24, 2017 was 0% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of June 30, 2018, the Company had recorded $122,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, and imposes new limitations on the utilization of losses incurred in tax years beginning after December 31, 2017. However, the enactment of the legislative changes has not affected the Company’s overall effective tax rate of 0%, due to, as previously noted, a full valuation allowance recorded against the net deferred tax asset balance.

(12)        Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	Three Months Ended June 30, 2018	Three Months Ended June 24, 2017
Balance at beginning of period	$164	$123
Provision, net	6	1
Warranty costs incurred	(29)	(33)
Balance at end of period	$141	$91

(13)       Preferred Stock and Warrants

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

For the three months ending June 30, 2018, the Company issued an additional 8,800 shares of Series E Senior Convertible Voting Perpetual Preferred Stock at a purchase price of $25.00 per share for total gross proceeds of $220,000.

The table below presents information as of June 30, 2018 and March 31, 2018:

Preferred Stock
	Shares	Shares	Shares	Liquidation Preference
	Designated	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	60,000.00	43,800.00	43,800.00	1,643
Total at March 31, 2018	79,500.00	62,333.51	62,333.51	$5,183
Series E		9,600.00	9,600.00	360
Total at June 30, 2018	79,500.00	71,933.51	71,933.51	$5,413

(14)        Subsequent Events

During August 2018, the Company issued an additional 1,400 shares of Series E Senior Convertible Voting Perpetual Preferred Stock at a purchase of $25.00 per share for total gross proceeds of $35,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 31, 2018 Part I, under the heading “Risk Factors”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

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

●

The Giga-tronics Division designs, manufactures and markets a family of modular test products for use primarily in the electronic warfare (EW) segment of the defense electronics market. These modular test products represent critical building blocks in the construction of test and simulation systems used to validate the performance of RADAR & EW equipment. Giga-tronics Division customers include major prime defense contractors, the armed services (primarily in the U.S) and research institutes. This product platform for RADAR & EW test & simulation applications (formerly referred to as “Hydra”) has been the Company’s principal new product development initiative since 2011 within the test & measurement equipment marketplace, replacing its broad product line of general purpose benchtop test & measurement products used for the design, production, repair and maintenance of products in the aerospace and telecommunications equipment marketplace. The substantial majority of these legacy product lines which the Company produced over the previous 35 years were sold by the Company between 2013 and 2016 because of lack of growth and poor gross margins. For example, we sold our SCPM product line to Teradyne in 2013; in December 2015, we sold our Power Meters and Amplifiers to Spanawave Corporation; and in June 2016, we sold our Switch product line to Astronics. The Company believes the EW test and simulation product market possesses greater long-term opportunities for revenue growth and improved gross margins compared to the general purpose test & measurement equipment marketplace.

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

The Company believes that customer spending for EW systems, including test and emulation, will grow in future years due to more complex RADAR signals and foreign investment in new technology which will require customers to have greater access to more sophisticated test and emulation equipment.

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

The Company also anticipates growth in its Microsource RADAR filter business because the potential for significant additional future orders for such products and related services.

Significant Orders

Both Microsource and the Giga-tronics Division receive large customer orders each year. The timing of orders, delivery schedules and any associated milestones achievement, can cause significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

Microsource

In fiscal 2015, Microsource received a $6.5 million order for non-recurring engineering (“NRE”) services and for delivery of a limited number of flight-qualified prototype hardware from a prime defense contractor to develop a variant of our high performance, fast tuning YIG RADAR filters for a fighter jet aircraft platform. In fiscal 2016 our Microsource business unit finalized an associated multiyear $10.0 million YIG production order (“YIG Production Order”). The Company started shipping the YIG Production Order in the second quarter of fiscal 2017 and anticipates shipping the remainder through fiscal 2020.

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

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended June 30, 2018, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies.

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

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	June 30, 2018	June 24, 2017	% change
Giga-tronics Division	$52	$—	100%
Microsource	413	17	NM
Total	$465	$17	NM

New orders received in the first quarter of fiscal 2019 increased to $465,000 from $17,000 received in the first quarter of fiscal 2018. Both the Giga-tronics Division and Microsource segment saw increases in orders in the first quarter of fiscal 2019. The Giga-tronics Division had minimal ASG orders in the first quarter of fiscal 2019. The increase in Microsource business unit orders during the first quarter of fiscal 2019 was attributable to YIG filters orders. The timing of receipt of expected large YIG filter contracts varies from period to period.

 The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	June 30, 2018	June 24, 2017	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$—	$444	(100)%
Microsource	5,824	8,924	(35)%
Total	$5,824	$9,368	(38)%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$—	$444	(100)%
Microsource	3,504	4,058	(14)%
Total	$3,504	$4502	(22)%

Backlog at the end of the first quarter of fiscal 2019 decreased 38% comparable prior year date primarily due to the impact of the adoption of ASC 606 on April 1, 2018. The Giga-tronics ASG backlog at June 30, 2018 was zero, a decrease of $444,000 from the comparable prior year date due to the fulfilment of the Navy ASG order. Microsource saw a 35% decrease in backlog in the first quarter of fiscal 2019 which was primarily due the impact of the adoption of ASC 606.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	June 30, 2018	June 24, 2017	% Change
Giga-tronics Division	$129	$297	(57)%
Microsource	2,921	1,694	72%
Total	$3,050	$1,991	53%

Fiscal 2019 first quarter net sales were $3.1 million, a 53% increase as compared to $2.0 million for the first quarter of fiscal 2018. Revenue allocated to Microsource segment increased 72% in part due to the Company’s required adoption of ASC 606 on April 1, 2018 (beginning of the Company’s 2019 fiscal year) using the modified retrospective method. Under ASC 606, revenue is recognized as the customer obtains control of the goods and services promised in the contract. Given the nature of the Company’s products and terms and conditions in the contracts, the customer typically obtains control as the Company performs work under such contract. Therefore, the Company expects to recognize revenue over time for substantially all of its contracts using the percentage-of-completion cost-to-cost method. As a result, the Company is recognizing revenue for these contracts as it incurs costs, as opposed to when units are delivered. This change has resulted in earlier revenue recognition in the performance period as compared to the legacy method for those contracts. In addition, increased Microsource RADAR filter sales contributed to the Company’s higher revenue for the first quarter fiscal 2019 over 2018.

Net sales for the Company’s Giga-tronics business unit were $129,000, a 57% decrease from $297,000 in the first quarter of fiscal 2018. The decrease was due to lower ASG product shipments. Sales for the Company’s Advanced Signal Generator (“ASG”) were $100,000 in the first quarter of fiscal 2019 compared to $200,000 in the first quarter of fiscal 2018.

Gross profit was as follows for the periods shown:

GROSS PROFIT
	Three Month Periods Ended
(Dollars in thousands)	June 30, 2018	June 24, 2017	% change
Total	$1,306	$466	180%

Gross profit increased in the first quarter of fiscal 2019 to $1,306,000 from $466,000 for the first quarter of fiscal 2018. The higher gross profit was due to an increase in the sales of Microsource RADAR filters of 72% with only a 49% increase in Microsource cost of sales in the first quarter of fiscal 2019 over fiscal 2018. In addition, the increase in gross profit was partially due to the acceleration of revenue and related profit resulting from the adoption of ASC 606 as described above.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	June 30, 2018	June 24, 2017	% change
Engineering	$375	$452	(17)%
Selling, general and administrative	1,001	1,171	(15)%
Total	$1,376	$1,623	(15)%

Operating expenses decreased 15% or $247,000 in the first quarter of fiscal 2019 over fiscal 2018. Engineering expenses decreased $77,000, primarily due to a decrease in personnel related expenses due to lower headcount. Selling, general and administrative decreased by $170,000 primarily due to a decrease in headcount and personnel related expenses, a decrease in bonuses and commissions, and lower lease and facilities cost as a result of the Company’s relocation to a smaller facility in Dublin, California during May 2017.

Interest Expense

Net interest expense in the first quarter of fiscal 2019 was $177,000, an increase of $75,000 over the first quarter of fiscal 2018. Interest expense increased primarily due to the loan modification with PFG effective March 26, 2018, as well as additional interest accrued as a result of the Company’s Series E Convertible Stock Offering. For the first quarter of fiscal 2019, interest expense includes $50,000 of accretion of discounts on the new PFG loan compared to $22,000 recorded in the first quarter of fiscal 2018.

Net Loss

Net loss for the first quarter of fiscal 2019 was $287,000 compared to a net loss of $1.3 million recorded in the first quarter of fiscal 2018. The decrease in net loss was primarily due to the impact of the adoption of ASC 606 as described above.

Financial Condition and Liquidity

	Periods Ended
	June 30, 2018	March 31, 2018
Cash and cash equivalents	$748	$1,485
Total current assets	5,436	7,423
Total current liabilities	4,613	7,809
Working capital	$823	$(386)
Current ratio	1.18	0.95

As of June 30, 2018, Giga-tronics had $748,000 in cash and cash equivalents, compared to $1.5 million as of March 31, 2018. The Company had working capital of $823,000 at June 30, 2018 compared to negative working capital of ($386,000) at March 31, 2018. The current ratio (current assets divided by current liabilities) at June 30, 2018 was 1.18 compared to 0.95 at March 31, 2018. The increase in working capital was primarily due to the acceleration of revenue of $596,000, an increase in prepaids and other current assets of $643,000, a decrease in inventories of $2.0 million, a decrease in deferred revenue of $2.7 million all of which resulted from the adoption of ASC 606 during the first quarter of fiscal 2019.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Three Months Ended
	June 30, 2018	June 24, 2017
Net cash used in operating activities	$(945)	$(1,107)
Net cash used in investing activities	—	(620)
Net cash provided by financing activities	$208	$1,443

Cash Flows from Operating Activities

Cash used by operating activities during the three months ended June 30, 2018 of $945,000 was primarily attributable to our net loss, changes in our working capital accounts, offset by other non-cash charges of $73,000 for depreciation and amortization and $57,000 for share-based compensation. Cash flow from our operating assets and liabilities decreased by $849,000 as a result of increased inventories of $468,000, a $70,000 increase in accrued payroll and benefits, and a $12,000 increase in other accrued liabilities, offset by a $550,000 decrease in deferred revenue, a $516,000 decrease in prepaid expenses and other current assets, a $94,000 decrease in accounts receivable, and a decrease in accounts payable of $240,000.

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

Cash Flows from Investing Activities

Cash used in investing activities for the three-month period ended June 30, 2018 was zero.

Cash used in investing activities for the three-month period ended June 24, 2017 was $620,000 which was primarily attributable to leasehold improvements in connection with the Company’s facility relocation to Dublin, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the quarter ended June 30, 2018 was $208,000, primarily due to net proceeds of $205,000 from the Company’s issuance of Series E convertible preferred stock.

Cash provided by financing activities for the quarter ended June 24, 2017 was $1.4 million, primarily due to proceeds from the Company’s term loan with PFG which was funded on April 28, 2017.

ITEM 3 – QUANTITATI VE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4  – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting & Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2018, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting & Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officers and Principal Accounting & Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1  – LEGAL PROCEEDINGS

As of June 30, 2018, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A   – RISK FACTORS

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, except (i) with respect to the matter reported in Item 3, Defaults Upon Senior Securities, below and (ii) a continuing decrease in the Company’s cash flow and liquidity, which increases the level of doubt as to the Company’s ability to continue as a going concern.

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

On March 26, 2018, concurrent with the execution of the Securities Purchase Agreement for the Series E Shares (see Note 13 – Preferred Stock and Warrants - Series E Senior Convertible Voting Perpetual Preferred Stock), the Company and PFG entered into a modification agreement providing for the restructuring of certain terms associated with approximately $1.7 million in indebtedness under the 2017 Loan. Subject to the sale of at least $1.0 million in Series E Shares, PFG agreed to waive all current defaults and cease applying the applicable default interest rate, returning to the stated non-default rate of 16%, and to lower the revenue and tangible net worth covenants for the remaining term of the loan. As consideration for the modifications, the Company reduced the exercise price of outstanding warrants previously granted to PFG pursuant to the 2014 Loan Agreement and Credit Line to purchase 260,000 shares of the Company’s common stock from $1.42 to $0.25 per share and extended the exercisability of the warrants by one year to March 13, 2020.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 –   EXHIBITS

31.1	Certification of Co-Chief Executive Officers pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Principal Accounting & Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Co-Chief Executive Officers pursuant to Section 906 of Sarbanes-Oxley Act.
32.1	Certification of Principal Accounting& Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 14, 2018	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2018	/s/ Lutz P. Henckels
Lutz P. Henckels
Acting Chief Financial Officer
Principal Accounting & Officer