Form 10-Q
period 2018-09-29
GIGA TRONICS INC
filed 2018-11-08
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 29, 2018

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes [    ]     No [ X ]

There were a total of 10,989,011 shares of the Registrant’s Common Stock outstanding as of November 2, 2018.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 29, 2018 and March 31, 2018	4

	Unaudited Condensed Consolidated Statements of Operations, Three and Six Months Ended September 29, 2018 and September 30, 2017	5

	Unaudited Condensed Consolidated Statements of Cash Flows, Six Months Ended September 29, 2018 and September 30, 2017	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	27
Item 5.	Other information	27
Item 6.	Exhibits	27

SIGNATURES		28

.	Exhibit Index
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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	September 29, 2018	March 31, 2018
Assets
Current assets:
Cash and cash-equivalents	$512	$1,485
Trade accounts receivable, net of allowance of $8 and $8, respectively	747	364
Inventories, net	3,211	5,487
Prepaid expenses and other current assets	1,069	87
Total current assets	5,539	7,423
Property and equipment, net	691	833
Other long-term assets	175	175
Total assets	$6,405	$8,431
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$552	$552
Accounts payable	841	996
Loan payable, net of discounts and issuance costs	1,608	1,447
Accrued payroll and benefits	367	343
Deferred revenue	—	3,374
Capital lease obligations	46	52
Deferred liability related to asset sale	40	40
Deferred rent	65	58
Other current liabilities	923	947
Total current liabilities	4,442	7,809
Long term deferred rent	393	429
Long term obligations - capital lease	41	62
Total liabilities	4,876	8,300
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value Authorized - 1,000,000 shares Series A - designated 250,000 shares; no shares at September 29, 2018 and March 31, 2018 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at September 29, 2018 and March 31, 2018 issued and outstanding; (liquidation preference of $3,540 at September 29, 2018 and March 31, 2018)	2,911	2,911
Series E- designated 70,000 shares; 70,000 shares at September 29, 2018 and 43,800 shares at March 31, 2018 issued and outstanding; (liquidation preference of $2,625 at September 29, 2018 and $1,643 March 31, 2018)	1,278	702
Common stock of no par value; Authorized - 40,000,000 shares; 10,939,011 shares at September 29, 2018 and 10,312,653 shares at March 31, 2018 issued and outstanding	25,415	25,200
Accumulated deficit	(28,075)	(28,682)
Total shareholders' equity	1,529	131
Total liabilities and shareholders' equity	$6,405	$8,431

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
(In thousands except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue
Goods	$109	$514	$316	$830
Services	2,571	1,728	5,414	3,403
Total revenue	2,680	2,242	5,730	4,233
Cost of sales	1,554	1,755	3,298	3,280
Gross profit	1,126	487	2,432	953

Operating expenses:
Engineering	343	409	718	861
Selling, general and administrative	900	1,096	1,901	2,267
Total operating expenses	1,243	1,505	2,619	3,128

Operating loss	(117)	(1,018)	(187)	(2,175)
Gain on adjustment of warrant liability to fair value	—	60	—	60
Interest expense:
Interest expense, net	(109)	(88)	(235)	(167)
Interest expense from accretion of loan discount	(54)	(33)	(105)	(55)
Total interest expense, net	(163)	(121)	(340)	(222)
Loss before income taxes	(280)	(1,079)	(527)	(2,337)
Provision for income taxes	2	2	42	2
Net loss	$(282)	$(1,081)	$(569)	$(2,339)

Loss per common share - basic	$(0.03)	$(0.11)	$(0.06)	$(0.24)
Loss per common share - diluted	$(0.03)	$(0.11)	$(0.06)	$(0.24)

Weighted average shares used in per share calculation:
Basic	10,546	9,791	10,254	9,754
Diluted	10,546	9,791	10,254	9,754

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Month Periods Ended
(In thousands)	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(569)	$(2,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142	201
Share based compensation	103	118
Adjustment of warrant liability to fair value	—	(60)
Capitalized software development costs	—	302
Accretion of discounts and issuance costs on debt	105	55
Accrued interest and fees on loan payable	56	61
Change in deferred rent	(29)	510
Changes in operating assets and liabilities
Trade accounts receivable	(383)	22
Inventories	695	(389)
Prepaid expenses and other assets	(792)	258
Accounts payable	(155)	(35)
Accrued payroll and benefits	24	(203)
Deferred revenue	(807)	(225)
Other current liabilities	(24)	124
Net cash used in operating activities	(1,634)	(1,600)

Cash flows from investing activities:
Purchases of property and equipment	—	(681)
Net cash used in investing activities	—	(681)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	—	1,456
Repayments of line of credit	—	(30)
Principal payments on capital leases	(27)	(24)
Proceeds from issuance of preferred stock, net of issuance costs	576
Exercise of warrants	112
Net cash provided by financing activities	661	1,402

Decrease in cash and cash-equivalents	(973)	(879)

Beginning cash and cash-equivalents	1,485	1,4211
Ending cash and cash-equivalents	$512	$542

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$114	$88

Supplementary disclosure of noncash financing activities:
Cumulative effect of adoption of ASC 606 on inventory	$(1,581)	$—
Cumulative effect of adoption of ASC 606 on prepaid expenses and other current assets	$189	$—
Cumulative effect of adoption of ASC 606 on deferred revenue	$2,567	$—
Common stock issued in connection with debt issuance	$—	$166
Equipment disposal	$—	$377

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

Revenue Recognition and Deferred Revenue Beginning April 1, 2018, the Company follows the provisions of ASU 2014-09 as subsequently amended by the Financial Accounting Standards Board (“FASB”) between 2015 and 2017 and collectively known as ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Amounts for prior periods are not adjusted and continue to be reported in accordance with the Company’s prior historic accounting practices. The guidance provides a unified model to determine how revenue is recognized. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The Company generates revenue through the design, manufacture, and sale of products used in the defense industry to major prime defense contractors, the armed services (primarily in the U.S.) and research institutes. There is generally one performance obligation in the Company’s contracts with its customers. For highly engineered products, the customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. In these circumstances, the performance obligation is the design and manufacturing service. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation using a cost-to-cost method. Engineering services are also satisfied over time and recognized on the cost-to-cost method. These types of revenue arrangements are typical for our defense contracts within the Microsource segment for its YIG RADAR filter products used in fighter jet aircrafts.

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

Timing of Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recognized for design and manufacturing services and for engineering services over time proportionate to the costs that the Company has incurred to perform the services using the cost-to-cost input method and for products at a point in time. Approximately 94% of the Company’s revenue is recognized over time, with the remaining 6% recognized at a point in time.

Changes in Estimates

The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

For contracts using the cost-to-cost method, management reviews the progress and execution of the performance obligations. This process requires management judgment relative to estimating contract revenue and cost, and making assumptions for delivery schedule. This process requires management’s judgment to make reasonably dependable cost estimates. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. Revenue recognized over time using the cost-to-cost method represented approximately 94% of revenue for the first two quarters of 2019.

The aggregate effects of these changes on contracts in the first two quarters of 2019 was nominal.

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

Recognition Prior to April 1, 2018

Prior to April 1, 2018 under the legacy Generally Accepted Accounting Principles (“GAAP”), the Company recorded revenue when there was persuasive evidence of an arrangement, delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. This occurred when products were shipped or the customer accepted title transfer. If the arrangement involved acceptance terms, the Company deferred revenue until product acceptance was received. On certain large development contracts, revenue was recognized upon achievement of substantive milestones.  Advanced payments were recorded as deferred revenue until the revenue recognition criteria described above had been met. Amounts for periods ending prior to April 1, 2018 have not been adjusted for ASC 606 and continue to be reported in accordance with the Company’s previous accounting practices.

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

In May 2014, the FASB issued Revenue from Contracts with Customers. In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively these are referred to as ASC 606, which replaces all legacy GAAP guidance on revenue recognition and eliminates all industry-specific guidance. ASC 606 establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. ASC 606 was further updated to provide clarification on a number of specific issues as well as requiring additional disclosures. ASC 606 may be applied either retrospectively or through the use of a modified-retrospective method. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application. ASC 606 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted beginning in the first quarter of 2017.

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

Adopting ASC 606 involves significant new estimates and judgments such as estimating stand-alone selling prices, variable consideration, and total costs to complete the contract. All of the estimates are subject to change during the performance of the contract which may cause more variability due to significant estimates involved in the new accounting.

The cumulative effect of the changes made to the Company’s consolidated April 1, 2018 balance sheet for the adoption of ASC 606 were as follows (in thousands):

	Balance at March 31, 2018	ASC 606 Adjustments	Balance at April 1, 2018
Assets
Prepaid and other current assets	$87	$188	$275
Inventories, net	5,487	(1,581)	3,906
Liabilities
Deferred revenue	$3,374	$(2,568)	$806
Stockholders' Equity
Accumulated deficit	$(28,682)	$1,176	$(27,506)

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet for the six month period ended September 29, 2018 was as follows (in thousands except for net loss per share):

For the six months ended September 29, 2018	Without ASC 606 Adoption	ASC 606 Adjustments	As Reported
Assets
Prepaid and other current assets	$194	$875	$1,069
Inventories, net	5,465	(2,254)	3,211
Liabilities
Deferred revenue	$2,834	$(2,834)	$-
Stockholders' Equity
Accumulated deficit	$(29,424)	$1,349	(28,075)
Revenue
Revenue	$4,396	$1,018	$5,414
Cost of services
Cost of services	$1,462	$1,836	$3,298
Net loss	$249	(818)	$(569)
Net loss per share, basic and fully diluted	$0.02	$(0.08)	$(0.06)

 2)          Going Concern and Management’s Plan

The Company incurred net losses of $569,000 in the first half of fiscal 2019 and $3.1 million in fiscal year 2018. These losses have contributed to an accumulated deficit of $28.1 million as of September 29, 2018. The Company used cash flow in operations totaling $1.6 million and $1.6 million in the first two quarters of fiscal 2019 and 2018, respectively. The Company has also experienced delays in the development of features, receipt of orders, and shipments for our new EW test system products. These delays have significantly contributed to our continued losses, liquidity concerns and accumulated deficits.

Our EW test system products have shipped to several customers, but potential delays in the refinement of features, longer than anticipated sales cycles, or the ability to efficiently manufacture our EW test system products, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under the line of credit with Bridge Bank which expires on May 6, 2019. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of September 29, 2018, the line of credit had an outstanding balance of $552,000, and additional borrowing capacity of $463,000.

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

In order to raise additional working capital and to restructure the PFG loan, on March 26, 2018, the Company entered into a Securities Purchase Agreement for the sale of 43,800 shares of a newly designated series of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock (“Series E Shares”) to approximately 15 private investors. The purchase price for each Series E Share was $25.00. Gross proceeds received by the Company were approximately $1.095 million (the “Placement”). Net proceeds to the Company after fees and expenses of the placement agent were approximately $1.0 million. Each Series E Share is initially convertible into common stock at the option of the holder at the conversion price of $0.25 per share, which is equivalent to 100 shares of the Company’s common stock for each Series E Share (see Note 13, Preferred Stock and Warrants – Series E Senior Convertible Voting Perpetual Preferred Stock). Between April 1, 2018 and September 29, 2018, the Company sold an additional 26,200 Series E shares for additional gross proceeds of $655,000.

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

 (3)         Revenue Recognition

The following table presents changes in the Company’s contract assets and liabilities for the six months ended September 29, 2018.

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Assets	$189	$764	$(12)	$941
Contract Liabilities: Deferred Revenue	$(806)	$(852)	$1,658	$-

During the six months ended September 29, 2018, the Company recognized the following revenues (in thousands).

Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$816
New activities in the period:
Changes in estimates	262
Performance obligations satisfied	4,336
Total services revenue	$5,414

As of September 29, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations is $3.3 million; the Company expects to recognize $2.9 million into revenue within the next twelve months and $400,000 beyond twelve months.

(4)            Inventories

Inventories consisted of the following:

(In thousands)	September 29, 2018	March 31, 2018
Raw materials	$919	$2,290
Work-in-progress	1,602	2,100
Finished goods	240	561
Demonstration inventory	450	536
Total	$3,211	$5,487

 (5)      Accounts Receivable Line of Credit

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

As of September 29, 2018, the Company was in compliance with all the financial covenants under the agreement. The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of September 29, 2018, the Company’s total outstanding borrowings under the Bridge Bank line of credit were $552,000.

(6)        Term Loans, Revolving Line of Credit and Warrants

On April 27, 2017, the Company entered into a $1.5 million loan agreement with PFG, which was funded by PFG on April 28, 2017 (the “2017 Loan”). The 2017 Loan, which matures on April 27, 2019, provides for interest only payments during the term of the loan with principal and any accrued interest and fees due upon maturity. The 2017 Loan bears interest at a fixed aggregate per annum rate equal to 16% per annum, of which 9.5% per annum rate is payable monthly in cash and 6.5% per annum rate is accrued monthly and due upon maturity. In addition, the Company agreed to pay PFG a cash fee of up to $100,000 payable upon maturity (the “back-end fee”), $76,000 of which was earned on April 27, 2017, and $24,000 of which is earned at the rate of $1,000 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month.

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

The proceeds received upon issuing the loan were allocated to: i) common stock, for the fair value of the 190,000 shares of common stock initially issued to the lender; ii) the fair value of the embedded derivative; and iii) the loan host instrument. Upon issuance of the loan, the Company recognized $1.6 million of principal payable to PFG, representing the stated principal balance of $1.5 million plus the initial back-end fee of $76,000. The initial carrying value of the loan was recognized net of debt discount aggregating approximately $326,000, which is comprised of the following:

Fees paid to the lender and third parties	$44,000
Backend fee	76,000
Estimated fair value of embedded equity forward	49,000
Fair value of 190,000 shares of common stock issued to lender	157,000
Aggregate discount amount	$326,000

The bifurcated embedded derivative and the debt discount are presented net with the related loan balance in the consolidated balance sheets. The debt discount is being amortized to interest expense over the loan’s term using the effective interest method. During the fiscal year ended March 31, 2018, the Company amortized discounts of approximately $127,000 to interest expense. As of September 29, 2018, the Company had issued to PFG 375,000 common shares under the loan.

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

On March 26, 2018, concurrent with the execution of the Securities Purchase Agreement for the Series E Shares (see Note 13 – Preferred Stock and Warrants - Series E Senior Convertible Voting Perpetual Preferred Stock), the Company and PFG entered into a modification agreement providing for the restructuring of certain terms associated with approximately $1.7 million in indebtedness under the 2017 Loan. Subject to the sale of at least $1.0 million in Series E Shares, PFG agreed to waive all current defaults and cease applying the applicable default interest rate, returning to the stated non-default rate of 16%, and to lower the revenue and tangible net worth covenants for the remaining term of the loan. As consideration for the modifications, the Company reduced the exercise price of outstanding warrants previously granted to PFG pursuant to a 2014 loan agreement and credit line to purchase 260,000 shares of the Company’s common stock from $1.42 to $0.25 per share and extended the exercisability of the warrants by one year to March 13, 2020.

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

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at September 29, 2018 and March 31, 2018.

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

	Three Month Periods Ended		Six Month Periods Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Common shares issuable upon exercise of stock options	2,238	1,030	2,238	1,030
Restricted stock awards	250	376	250	376
Issuable shares for interest on loan	18	48	18	48
Common shares issuable upon conversion of convertible preferred stock	8,853	1,853	8,853	1,853
Common shares issuable upon exercise of warrants	3,452	3,737	3,452	3,737

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the six month period ended September 29, 2018 and September 30, 2017 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(9)     Share Based Compensation

On September 20, 2018, our shareholders approved our new 2018 Equity Incentive Plan under which we may issue up to 2,500,000 shares of common stock upon the exercise of options, stock awards and grants. With the adoption of the 2018 Equity Incentive Plan, no further awards will be issued under the Company’s 2005 Equity Incentive Plan, though all awards under the 2005 Equity Incentive Plan that are outstanding will continue to be governed by the terms, conditions and procedures set forth in the plan and any applicable award agreement.

Option grants under the Company’s 2000 Stock Option Plan are no longer available. Options granted generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of September 29, 2018, no SAR’s have been granted under any option plan. As of September 29, 2018, the total number of shares of common stock available for issuance was 2,500,000. All outstanding options have a ten-year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Six Month Periods Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Dividend yield	—	—	—	—
Expected volatility	92.94%	89.92%	92.89%	89.82%
Risk-free interest rate	2.82%	1.77%	2.82%	1.77%
Expected term (years)	8.35	8.36	8.35	8.36

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

A summary of the changes in stock options outstanding for the six-month period ended September 29, 2018 and the fiscal year ended March 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 25, 2017	1,104,500	$1.41	6.1	$3
Granted	856,000	0.34	10.0
Forfeited / Expired	(481,800)	1.34
Outstanding at March 31, 2018	1,478,700	$0.56	8.0	$—
Granted	390,000	0.31	9.8
Forfeited / Expired	(31,000)	1.41
Outstanding at September 29, 2018	1,837,700	$0.49	8.0	$—

Exercisable at September 29, 2018	516,200	$0.81	4.2	$—

At September 29, 2018, expected to vest in the future	936,386	$0.37	9.48	$—

As of September 29, 2018, there was $252,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.53 years. There were 15,550 options and 63,350 options that vested during the quarter ended September 29, 2018 and September 30, 2017, respectively. The total grant date fair value of options vested during the quarters ended September 29, 2018 and September 30, 2017 was $20,000 and $71,000, respectively. There were 22,750 and 92,850 options that vested during the six-month period ended September 29, 2018 and September 30, 2017, respectively. The total grant date fair value of options vested during the six-month period ended September 29, 2018 and September 30, 2017 was $29,000 and $104,000, respectively. No shares were exercised during the three and six-month period ended September 29, 2018 and September 30, 2017. Share based compensation cost recognized in operating results for the three-month periods ended September 29, 2018 and September 30, 2017 totaled $24,000 and $41,000, respectively. Share based compensation cost recognized in operating results for the six-month periods ended September 29, 2018 and September 30, 2017 totaled $44,000 and $78,000, respectively.

Restricted Stock

The Company granted no awards during the second quarter and first half of fiscal 2019. No restricted awards were granted during the second quarter or first half of fiscal 2018. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period net of estimated forfeitures. As of September 29, 2018, there was $43,000 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 0.73 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for the restricted and unrestricted stock awards during the second quarter and first half of fiscal of 2019 was $23,000 and $59,000. Compensation cost recognized for the restricted and unrestricted stock awards during the second quarter and first half of fiscal of 2018 was $31,000 and $40,000.

A summary of the changes in non-vested restricted stock awards outstanding for the six-month period ended September 29, 2018 and the fiscal year ended March 31, 2018 is as follows:

	Shares	Weighted Average Fair Value
Non-Vested at March 25, 2017	—	$—
Granted	586,950	0.66
Vested	(51,000)	(0.60)
Forfeited or cancelled	(236,000)	(0.68)
Non-Vested at March 31, 2018	299,950	$0.65
Granted	—	—
Vested	(50,000)	(0.39)
Forfeited or cancelled	—	—
Non-Vested at September 29, 2018	249,950	$0.70

(10)      Significant Customer and Industry Segment Information

The Company has two reportable segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division historically produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare. The Company completed the divestiture of its switch and legacy product lines, and is now solely focused on producing the RADAR and EW testing and simulation products.

●	Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors.

The tables below present information for the three and six-month periods ended September 29, 2018 and September 30, 2017.

		Three Month Period Ended			Three Month Period Ended
(In thousands)	Sep. 29, 2018	Sep. 29, 2018		Sep. 30, 2017	Sep. 30, 2017
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$4,235	$50	$(1,337)	$5,768	$442	$(1,773)
Microsource	2,170	2,630	1,055	2,714	1,800	692
Total	$6,405	$2,680	$(282)	$8,482	$2,242	$(1,081)

		Six Month Period Ended			Six Month Period Ended
(In thousands)	Sep. 29, 2018	Sep. 29, 2018		Sep. 30, 2017	Sep. 30, 2017
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$4,235	$179	$(2,896)	$5,768	$739	$(3,622)
Microsource	2,170	5,551	2,327	2,714	3,494	1,283
Total	$6,405	$5,730	$(569)	$8,482	$4,233	$(2,339)

During the second quarter of fiscal 2019, one customer accounted for approximately 60% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 25% of the Company’s consolidated revenue and was also included in the Microsource segment. During the second quarter of fiscal 2018, two customers accounted for 72% of the Company’s consolidated revenues. One of the customers accounted for 38% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 34% of the Company’s consolidated revenue and was also included in the Microsource segment.

During the first half of fiscal 2019, one customer accounted for 62% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 28% of the Company’s consolidated revenue and was also included in the Microsource segment. During the first half of fiscal 2018, one customer accounted for 41% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 36% of the Company’s consolidated revenue and was also included in the Microsource segment.

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

The Company recorded $42,000 income tax expense for the six months ended September 29, 2018 and $2,000 income tax expense for the six months ended September 30, 2017. In April 2018, the Franchise Tax Board (“FTB”) issued its response to the Appeal filed by the Company to dispute the original audit findings related to an ongoing audit. As a result of this development, the accrued state tax liability along with accrued interest increased by $62,000, from $45,000 to $107,000. The effective tax rate for the six months ended September 29, 2018 and September 30, 2017 was 0% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of September 29, 2018, the Company had recorded $122,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, and imposed new limitations on the utilization of losses incurred in tax years beginning after December 31, 2017. However, the enactment of the legislative changes has not affected the Company’s overall effective tax rate of 0%, due to, as previously noted, a full valuation allowance recorded against the net deferred tax asset balance.

(12)        Warranty Obligations

The Company records a provision in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Month Periods Ended		Six Month Periods Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Balance at beginning of period	$141	$91	$164	$123
Provision, net	(36)	203	(25)	204
Warranty costs incurred	(20)	(159)	(54)	(192)
Balance at end of period	$85	$135	$85	$135

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

The Company and each Series E investor entered into an Investor Rights Agreement. Under this agreement, the Company agreed to, among other things, use best efforts to file certain registration statements for the resale of common stock of the Company that the investor may acquire upon conversion of the Series E Shares and may potentially receive as payment-in-kind dividends during the two years following the date of the agreement. The Company also agreed that it would not issue additional debt without the approval by holders of at least 66.6% of the Series E Shares, other than trade debt incurred in the normal course and commercial bank working capital debt, whether revolving or term debt. Concurrent with the execution of the Securities Purchase Agreement for the Series E Shares, the Company and PFG entered into a modification agreement providing for the restructuring of certain terms associated with approximately $1.7 million in indebtedness owed to PFG (see Note 6 – Term Loans, Revolving Line of Credit and Warrants).

In connection with the sale of Series E Shares, the Company agreed to reduce the exercise price of certain warrants issued in connection with the Company’s private placement in January 2016, in which the Company sold (in part) 2,787,872 warrants (a “2016 Warrant”). Each 2016 Warrant entitled the holder to purchase 0.75 shares of the Company’s common stock at the price of $1.15 per whole share. The Company agreed to reduce the exercise price of 2016 Warrants that are held by the 2016 Investors purchasing Series E Shares from $1.15 to $0.25 per share as follows: A 2016 Investor purchasing an amount equal to or exceeding the lesser of $200,000 or 50% of the amount it invested in the 2016 Private Placement will have the exercise price of all of its 2016 Warrants reduced to $0.25, and 2016 Investors purchasing less than the lesser of $200,000 or 50% of the amount it invested in the January 2016 Private Placement will have the exercise price of a ratable percentage of the 2016 Warrants reduced to $0.25. In connection with its sale of the Series E Shares, the Company reduced the exercise price of 1,759,268 of the outstanding 2016 Warrants to $0.25.

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

In addition, warrants to purchase 292,727 shares of common stock held by the placement agent in connection with the January private placement, were amended to reduce the exercise price from $1.15 per share to $0.25 per share. The fair value attributable to re-pricing the placement agent warrants of approximately $53,000 was recognized as additional Series E issuance costs and recognized net in the carrying value of Series E Shares.

For the six months ending September 29, 2018, the Company issued an additional 26,200 Series E shares at a purchase price of $25.00 per share for total gross proceeds of $655,000.

The table below presents information as of September 29, 2018:

Preferred Stock
	Shares	Shares	Shares	Liquidation Preference
	Designated	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	70,000.00	70,000.00	70,000.00	2,625
Total at September 29, 2018	89,500.00	88,533.51	88,533.51	$6,165

(14)        Subsequent Events

None.

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

Critical Accounting Policies

 Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three and six months ended September 29, 2018, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies.

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

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	% change
Giga-tronics Division	$50	$1,768	(97%	)
Microsource	105	5,620	(98%	)
Total	$155	$7,388	(98%	)

	Six Month Periods Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	% change
Giga-tronics Division	$102	$1,746	(94%	)
Microsource	518	5,637	(91%	)
Total	$620	$7,383	(92%	)

Both the Giga-tronics Division and Microsource segment saw minimal new orders in the second quarter or first half of fiscal 2019. The Giga-tronics Division had minimal ASG orders in the second quarter or first half of fiscal 2019. The timing of receipt of expected large YIG filter contracts varies from period to period.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	September 29, 2018	September 30, 2017	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$-	$1,770	(100%	)
Microsource	3,299	12,744	(74%	)
Total	$3,299	$14,514	(77%	)

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$-	$1,770	(100%	)
Microsource	3,299	5,464	(40%	)
Total	$3,299	$7,234	(54%	)

Backlog at the end of the second quarter of fiscal 2019 versus the comparable prior year date decreased by 75% primarily due to the impact of the adoption of ASC 606 on April 1, 2018. The Giga-tronics ASG backlog at September 29, 2018 was zero, a decrease of $1.8 million from the comparable prior year date due to the fulfillment of the Navy ASG order. Microsource saw a 71% decrease in backlog in the second quarter of fiscal 2019 which was primarily due to the impact of the adoption of ASC 606.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	% change
Giga-tronics Division	$50	$442	(89% )
Microsource	2,630	1,800	46%
Total	$2,680	$2,242	20%

	Six Month Periods Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	% change
Giga-tronics Division	$179	$739	(76% )
Microsource	5,551	3,494	59%
Total	$5,730	$4,233	35%

Fiscal 2019 second quarter net sales were $2.7 million, a 20% increase as compared to $2.2 million for the second quarter of fiscal 2018. Revenue allocated to the Microsource segment increased 46% in part due to the Company’s required adoption of ASC 606 on April 1, 2018 (beginning of the Company’s 2019 fiscal year) using the modified retrospective method. Under ASC 606, revenue is recognized as the customer obtains control of the goods and services promised in the contract. Given the nature of the Company’s products and terms and conditions in the contracts, the customer typically obtains control as the Company performs work under such contract. Therefore, the Company expects to recognize revenue over time for substantially all of its contracts using the percentage-of-completion cost-to-cost method. As a result, the Company is recognizing revenue for these contracts as it incurs costs, as opposed to when units are delivered. This change has resulted in earlier revenue recognition in the performance period as compared to the legacy method for those contracts. In addition, increased Microsource RADAR filter sales contributed to the Company’s higher revenue for the second quarter fiscal 2019 over 2018.

Net sales of the Company’s Giga-tronics business unit for the first six months of fiscal 2019 were $179,000, a 76% decrease from $739,000 during the first half of fiscal 2018. The decrease was due to lower ASG product shipments. Net sales for the Company’s Microsource segment during the first half of fiscal 2019 increased 59% over the comparable prior year period due in part to the Company’s required adoption of ASC 606 as described above.

Gross profit was as follows for the periods shown:

GROSS PROFIT
	Three Month Periods Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	% change
Total	$1,126	$487	131%

	Six Month Periods Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	% change
Total	$2,432	$953	155%

Gross profit increased in the second quarter of fiscal 2019 to $1.1 million from $487,000 for the second quarter of fiscal 2018. The higher gross profit was primarily due to an increase in Microsource RADAR filters sales of 46% which had only a 42% corresponding increase in cost of sales in the second quarter of fiscal 2019 over fiscal 2018 as well as the acceleration of revenue and related gross profit resulting from the adoption of ASC 606, as described above.

Gross profit increased in the first half of fiscal 2019 to $2.4 million from $953,000 for the first half of fiscal 2018. The higher gross profit was primarily due to an increase in Microsource RADAR filters sales of 35% in the first half of fiscal 2019 over fiscal 2018 as well as the acceleration of revenue and related gross profit resulting from the adoption of ASC 606, as described above.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	% change
Engineering	$343	$409	(16%	)
Selling, general and administrative	900	1,096	(18%	)
Total	$1,243	$1,505	(17%	)

	Six Month Periods Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	% change
Engineering	$718	$861	(17%	)
Selling, general and administrative	1,901	2,267	(16%	)
Total	$2,619	$3,128	(16%	)

Operating expenses decreased 17% or $262,000 in the second quarter of fiscal 2019 over fiscal 2018. Engineering expenses decreased $66,000, primarily due to a decrease in personnel related expenses due to lower headcount. Selling, general and administrative decreased by $196,000 primarily due to a decrease in headcount and personnel related expenses, a decrease in bonuses and commissions, and lower lease and facilities costs as a result of the Company’s relocation to a smaller facility in Dublin, California during May 2017.

Operating expenses decreased 16% or $509,000 during the first six months of fiscal 2019 over fiscal 2018. Engineering expenses decreased $143,000, primarily due to a decrease in personnel related expenses due to lower headcount. Selling, general and administrative decreased by $366,000 primarily due to a decrease in headcount and personnel related expenses, a decrease in bonuses and commissions, and lower lease and facilities costs as a result of the Company’s relocation to a smaller facility in Dublin, California during May 2017.

Interest Expense

Net interest expense in the second quarter of fiscal 2019 was $163,000, an increase of $42,000 over the second quarter of fiscal 2018. Interest expense increased primarily due to the loan modification with PFG effective March 26, 2018, as well as additional interest accrued as a result of the Company’s Series E Convertible Stock Offering. For the second quarter of fiscal 2019, interest expense includes $54,000 of accretion of discounts on the new PFG loan compared to $33,000 recorded in the second quarter of fiscal 2018.

Net interest expense in the first half of fiscal 2019 was $340,000, an increase of $118,000 over the first half of fiscal 2018. Interest expense increased primarily due to the loan modification with PFG effective March 26, 2018, as well as additional interest accrued as a result of the Company’s Series E Convertible Stock Offering. For the first half of fiscal 2019, interest expense includes $105,000 of accretion of discounts on the new PFG loan compared to $55,000 recorded in the first half of fiscal 2018.

Net Loss

Net loss for the second quarter of fiscal 2019 was $282,000, compared to a net loss of $1.1 million recorded in the second quarter of fiscal 2018. The decrease in net loss was primarily due to the higher net sales in fiscal 2019. Net loss for the first half of fiscal 2019 was $569,000, compared to a net loss of $2.3 million recorded in the first half of fiscal 2018. The decrease in net loss was primarily due to the higher net sales as well as decreases in operating expenses and the impact of the adoption of ASC 606 as described above.

Financial Condition and Liquidity

	Periods Ended
	September 29, 2018	March 31, 2018
Cash and cash equivalents	$512	$1,485
Total current assets	$5,539	$7,423
Total current liabilities	$4,442	$7,809
Working capital	$1,097	$(386)
Current ratio	1.25	0.95

As of September 29, 2018, Giga-tronics had $512,000 in cash and cash equivalents, compared to $1.5 million as of March 31, 2018. The Company had working capital of $1.1 million at September 29, 2018 compared to negative working capital of ($386,000) at March 31, 2018. The current ratio (current assets divided by current liabilities) at September 29, 2018 was 1.25 compared to 0.95 at March 31, 2018. The increase in working capital was primarily due to the acceleration of revenue of $422,000, an increase in prepaids and other current assets of $982,000, a decrease in inventories of $2.3 million, and a decrease in deferred revenue of $3.4 million all of which resulted from the adoption of ASC 606 during the first six months of fiscal 2019.

Cash Flows

A summary of our net cash provided by (used in) operating activities from operations, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows:

	Six Months Ended
	September 29, 2018	September 30, 2017
Net cash (used in) provided by operating activities	$(1,634)	$(1,600)
Net cash (used in) provided by investing activities	-	(681)
Net cash provided by (used in) financing activities	661	1,402

Cash Flows from Operating Activities

Cash used by operating activities during the six months ended September 29, 2018 of $1.6 million was primarily attributable to our net loss, and changes in our working capital accounts, partially offset by other non-cash charges of $142,000 for depreciation and amortization and $103,000 for share-based compensation. Cash flow from our operating assets and liabilities decreased by $1.4 million as a result of decreased inventories of $695,000 and a $24,000 increase in accrued payroll and benefits, offset by a $807,000 decrease in deferred revenue, a $793,000 increase in prepaid expenses and other current assets, a $383,000 increase in accounts receivable, a decrease in accounts payable of $155,000, and a $24,000 decrease in other accrued liabilities.

During the six months ended September 30, 2017, our operating activities used cash of $1.6 million, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock-based compensation and depreciation and amortization.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our operating results, amounts of non-cash charges, and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the six month period ended September 29, 2018 was zero.

Cash used in investing activities for the six-month period ended September 30, 2017 was $681,000, primarily for leasehold improvements in conjunction with the Company’s facility relocation to Dublin, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the six month period ended September 29, 2018 was $661,000, primarily due to net proceeds of $576,000 from the Company’s issuance of Series E convertible preferred stock as well as proceeds from the exercise of warrants of $112,000.

Cash provided by financing activities for the six month period ended September 30, 2017 was $1.4 million, primarily due to proceeds from the new term loan with PFG.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting & Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 29, 2018, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting & Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officers and Principal Accounting & Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 29, 2018, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 21, 2018, the Company issued and sold 1,260 additional Series E Shares to approximately three accredited investors in a private placement pursuant to a Securities Purchase Agreement. The purchase price for each Series E Share was $25.00, resulting in total gross proceeds of $31,500. Emerging Growth Equities, Ltd. served as the Company’s exclusive placement agent in connection with the private placement. Fees payable to Emerging Growth Equities, Ltd. at completion of the transaction were 2.5% of gross proceeds, plus warrants to purchase 2.5% of the number of common shares into which the Series E shares can be converted (100 common shares) at an exercise price of $0.25 per share, or 3,150 shares of common stock.

On September 28, 2018, the Company issued and sold 400 additional Series E Shares to approximately one accredited investor in a private placement pursuant to a Securities Purchase Agreement. The purchase price for each Series E Share was $25.00, resulting in total gross proceeds of $10,000. Emerging Growth Equities, Ltd. served as the Company’s exclusive placement agent in connection with the private placement. Fees payable to Emerging Growth Equities, Ltd. at completion of the transaction were 2.5% of gross proceeds, plus warrants to purchase 2.5% of the number of common shares into which the Series E shares can be converted (100 common shares) at an exercise price of $0.25 per share, or 1,000 shares of common stock.

The Company issued foregoing securities in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933. The Company expects to use the proceeds for working capital and general corporate purposes.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 8, 2018	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	/s/ Lutz P. Henckels
Lutz P. Henckels
Acting Chief Financial Officer
Principal Accounting & Officer