Form 10-Q
period 2018-12-29
GIGA TRONICS INC
filed 2019-02-12
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 29, 2018

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ X ]     No [    ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [    ]     No [ X ]

There were a total of 10,996,511 shares of the Registrant’s Common Stock outstanding as of February 7, 2019.

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of December 29, 2018 and March 31, 2018	4

	Unaudited Condensed Consolidated Statements of Operations, Three and Nine Months Ended December 29, 2018 and December 30, 2017	5

	Unaudited Condensed Consolidated Statements of Cash Flows, Nine Months Ended December 29, 2018 and December 30, 2017	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	27
Item 5.	Other information	27
Item 6.	Exhibits	27

SIGNATURES		28

.	Exhibit Index
	31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act.
	31.2 Certification of Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act.
	32.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act.
	32.1 Certification of Principal Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Giga-tronics Incorporated (the “Company” or “we”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products, revenue or cost savings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as "believes", "anticipates", "expects", "intends", "targeted", "projected", "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	December 29, 2018	March 31, 2018
Assets
Current assets:
Cash and cash-equivalents	$448	$1,485
Trade accounts receivable, net of allowance of $8 and $8, respectively	694	364
Inventories, net	3,182	5,487
Prepaid expenses and other current assets	1,464	87
Total current assets	5,788	7,423
Property and equipment, net	627	833
Other long-term assets	175	175
Total assets	$6,590	$8,431
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$455	$552
Accounts payable	928	996
Loan payable, net of discounts and issuance costs	1,693	1,447
Accrued payroll and benefits	598	343
Deferred revenue	251	3,374
Capital lease obligations	43	52
Deferred liability related to asset sale	40	40
Deferred rent	69	58
Other current liabilities	870	947
Total current liabilities	4,947	7,809
Long term deferred rent	375	429
Long term obligations - capital lease	31	62
Total liabilities	5,353	8,300
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value Authorized - 1,000,000 shares Series A - designated 250,000 shares; no shares at December 29, 2018 and March 31, 2018 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at December 29, 2018 and March 31, 2018 issued and outstanding; (liquidation preference of $3,540 at December 29, 2018 and March 31, 2018)	2,911	2,911
Series E- designated 100,000 shares; 80,400 shares at December 29, 2018 and 43,800 shares at March 31, 2018 issued and outstanding; (liquidation preference of $3,015 at December 29, 2018 and $1,643 March 31, 2018)	1,439	702
Common stock of no par value; Authorized - 40,000,000 shares; 10,996,511 shares at December 29, 2018 and 10,312,653 shares at March 31, 2018 issued and outstanding	25,478	25,200
Accumulated deficit	(28,591)	(28,682)
Total shareholders' equity	1,237	131
Total liabilities and shareholders' equity	$6,590	$8,431

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands except per share data)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Revenue
Goods	$100	$1,989	$416	$2,819
Services	1,793	1,231	7,207	4,634
Total Revenue	1,893	3,220	7,623	7,453
Cost of sales	1,069	2,415	4,367	5,695
Gross profit	824	805	3,256	1,758

Operating expenses:
Engineering	302	452	1,020	1,313
Selling, general and administrative	853	891	2,754	3,158
Total operating expenses	1,155	1,343	3,774	4,471

Operating loss	(331)	(538)	(518)	(2,713)

Gain on sale of product line	—	324	—	324
Gain on adjustment of warrant liability to fair value	—	7	—	67
Interest expense:
Interest expense, net	(128)	(71)	(363)	(238)
Interest expense from accretion of loan discount	(58)	(35)	(163)	(90)
Total interest expense, net	(186)	(106)	(526)	(328)
Loss before income taxes	(517)	(313)	(1,044)	(2,650)
Provision for income taxes	—	—	42	2
Net loss	$(517)	$(313)	$(1,086)	$(2,652)

Loss per common share - basic	$(0.05)	$(0.03)	$(0.10)	$(0.27)
Loss per common share - diluted	$(0.05)	$(0.03)	$(0.10)	$(0.27)

Weighted average shares used in per share calculation:
Basic	10,676	9,798	10,408	9,769
Diluted	10,676	9,798	10,408	9,769

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Month Periods Ended
(In thousands)	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net loss	$(1,086)	$(2,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206	1,025
Share based compensation	168	174
Adjustment of warrant liability to fair value	—	(67)
Accretion of discounts and issuance costs on debt	163	100
Change in fair value of equity forward	—	16
Change in other long-term liabilities	—	31
Accrued interest and fees on loan payable	84	—
Change in deferred rent	(43)	499
Gain on sale of product line	—	(375)
Changes in operating assets and liabilities
Trade accounts receivable	(330)	124
Inventories	724	(610)
Prepaid expenses and other assets	(1,188)	383
Accounts payable	(68)	356
Accrued payroll and benefits	255	(144)
Deferred revenue	(556)	(524)
Other current liabilities	(77)	299
Net cash used in operating activities	(1,748)	(1,365)

Cash flows from investing activities:
Purchases of property and equipment	—	(685)
Net cash used in investing activities	—	(685)

Cash flows from financing activities:
Proceeds from borrowings, net of issuance costs	—	1,456
Repayments of line of credit	(97)	(30)
Principal payments on capital leases	(40)	(37)
Proceeds from issuance of preferred stock, net of issuance costs	736
Exercise of warrants	112
Net cash provided by financing activities	711	1,389

(Decrease)/Increase in cash and cash-equivalents	(1,037)	(661)

Beginning cash and cash-equivalents	1,485	1,421
Ending cash and cash-equivalents	$448	$760

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$12	$2
Cash paid for interest	$164	$163

Supplementary disclosure of noncash financing activities:
Cumulative effect of adoption of ASC 606 on inventory	$(1,581)	$—
Cumulative effect of adoption of ASC 606 on prepaid expenses and other current assets	$189	$—
Cumulative effect of adoption of ASC 606 on deferred revenue	$2,567	$—
Common stock issued in connection with debt issuance	$—	$172
Equipment disposal	$—	$377

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

The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. The Company’s revenue in fiscal 2019 under ASC 606 primarily relates to design and manufacturing services, there was no product supply, and engineering services were nominal.

Transaction Price

The Company has both fixed and variable consideration. Under the Company’s highly engineered design and manufacturing arrangements, advance payments and unit prices are considered fixed, as product is not returnable and the Company has an enforceable right to reimbursement in the event of a cancellation. For standard and minimally customized products, payments can include variable consideration, such as product returns and sales allowances. The transaction price in engineering services arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. Milestone payments are identified as variable consideration when determining the transaction price. At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. The Company estimates variable consideration at the amount to which they expect to be entitled and determines whether to include estimated amounts as a reduction in the transaction price based largely on an assessment of the conditions that might trigger an adjustment to the transaction price and all information (historical, current and forecasted) that is reasonably available to the Company. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved.

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

For contracts using the cost-to-cost method, management reviews the progress and execution of the performance obligations. This process requires management judgment relative to estimating contract revenue and cost and making assumptions for delivery schedule. This process requires management’s judgment to make reasonably dependable cost estimates. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. Revenue recognized over time using the cost-to-cost method represented approximately 99% of revenue for the first three quarters of fiscal 2019.

The aggregate effects of these changes on contracts in the first three quarters of fiscal 2019 was nominal.

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

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet for the nine-month period ended December 29, 2018 was as follows (in thousands except for net loss per share):

For the nine months ended December 29, 2018	Without ASC 606 Adoption	ASC 60 6 Adjustments	As Reported
Assets
Prepaid and other current assets	$53	$1,411	$1,464
Inventories, net	5,273	(2,091)	3,182
Liabilities
Deferred revenue	$2,458	$(2,207)	$251
Stockholders' Equity
Accumulated deficit	$(29,637)	$1,046	$(28,591)
Revenue
Revenue	$6,762	$861	$7,623
Cost of sales
Cost of sales	$2,682	$1,685	$4,367
Net loss	$(262)	(824)	$(1,086)
Net loss per share, basic and fully diluted	$(0.02)	$(0.07)	$(0.10)

(2)          Going Concern and Management’s Plan

The Company incurred net losses of $517,000 for the third quarter and $1.1 million for the first nine months of fiscal 2019, respectively. These losses have contributed to an accumulated deficit of $28.6 million and shareholders’ equity of $1.2 million as of December 29, 2018. The Company used cash flow in operations totaling $1.7 million in the first nine months of fiscal 2019.

Although EW test system products have shipped to several customers in prior fiscal years, no significant EW test system orders were received during the first nine-months of fiscal 2019, nor were there any significant EW shipments during this period which contributed significantly to the Company’s losses for the first nine-months of fiscal 2019. The longer than anticipated sales cycles could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, the Company relies on advances under a line of credit with Bridge Bank which expires on May 6, 2019. The agreement includes a subjective acceleration clause, which allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender’s judgement. As of December 29, 2018, the line of credit had an outstanding balance of $455,000, and additional borrowing capacity of $411,000.

In April 2017, the Company entered into a $1.5 million loan agreement with Partners For Growth, V L.P. (“PFG”) to provide additional cash to fund our operations. As a result of experiencing continued delays in receiving EW test system product orders in fiscal 2018, the Company was unable to maintain compliance with certain financial covenants required by the PFG loan and, as a result, the Company was subject to a default interest rate between June 2017 and March 2018. On March 26, 2018, and concurrent with the execution of certain stock purchase agreements for the sale of new Series E Convertible Preferred Stock and conditional upon the sale of at least $1.0 million in gross proceeds thereof, the Company and PFG entered into a modification agreement which provided for the restructuring of certain terms of the PFG loan including resetting of the financial covenants for the remaining loan term (see Note 6, Term Loans, Revolving Line of Credit and Warrants).

In December 2018, the Company and PFG entered into an additional modification agreement which conditionally extended the maturity date of the loan from April 27, 2019 to November 1, 2019, though the Company is required to pay all accrued interest on May 1, 2019 and beginning on that date must make monthly prepayments of principal of $75,000 and accrued interest until maturity. The effectiveness of the modification was conditioned on the Company raising $500,000 in additional capital by January 8, 2019, which date was extended to February 8, 2019.  The Company satisfied this condition on February 8, 2019 and the modification is now effective.

In order to raise additional working capital and to restructure the PFG loan, on March 26, 2018, the Company entered into a Securities Purchase Agreement for the sale of 43,800 shares of a newly designated series of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock (“Series E Shares”) to approximately 15 private investors. The purchase price for each Series E Share was $25.00. Gross proceeds received by the Company were approximately $1.095 million (the “Placement”). Net proceeds to the Company after fees and expenses of the placement agent were approximately $1.0 million. Each Series E Share is initially convertible into common stock at the option of the holder at the conversion price of $0.25 per share, which is equivalent to 100 shares of the Company’s common stock for each Series E Share (see Note 13, Preferred Stock and Warrants – Series E Senior Convertible Voting Perpetual Preferred Stock). Between April 1, 2018 and December 29, 2018, the Company sold an additional 36,600 Series E shares for additional gross proceeds of $915,000.

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

 (3)         Revenue Recognition

The following table presents changes in the Company’s contract assets and liabilities for the nine months ended December 29, 2018.

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Assets	$189	$1,295	$(73)	$1,411
Contract Liabilities: Deferred Revenue	$(806)	$(1,293)	$1,852	$(247)

During the nine months ended December 29, 2018, the Company recognized the following revenues (in thousands).

Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$816
New activities in the period:

Changes in estimates	280

Performance obligations satisfied	6,111
Total services revenue	$7,207

As of December 29, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.0 million, of which the Company expects to recognize $4.2 million into revenue within the next twelve months and $1.8 million after the next twelve months.

(4)            Inventories

Inventories consisted of the following:

(In thousands)	December 29, 2018	March 31, 2018
Raw materials	$935	$2,290
Work-in-progress	1,569	2,100
Finished goods	255	561
Demonstration inventory	423	536
Total	$3,182	$5,487

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

The loan agreement is secured by all assets of the Company including intellectual property and general intangibles and provides for a borrowing capacity equal to 80% of eligible accounts receivable. The loan matures on May 6, 2019 and bears an interest rate, equal to 1.5% over the bank’s prime rate of interest. Interest is payable monthly with principal due upon maturity. The Company paid an annual commitment fee of $12,500 in both May 2017 and May 2018. The loan agreement contains financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 150% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement).

As of December 29, 2018, the Company was in compliance with all the financial covenants under the agreement. The line of credit requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of Bridge Bank. This arrangement, combined with the existence of the subjective acceleration clause in the line of credit agreement, necessitates the line of credit be classified as a current liability on the balance sheet. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit based on the lender's judgment. As of December 29, 2018, the Company’s total outstanding borrowings under the Bridge Bank line of credit were $455,000.

(6)        Term Loan, Revolving Line of Credit and Warrants

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

Additionally, the 2017 Loan provides for the Company’s issuance of up to 250,000 common shares to PFG, of which 190,000 was earned by PFG upon signing ( April 27, 2017) and 60,000 of which is earned at the rate of 2,500 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month. The 2017 Loan provided for certain financial covenants related to the revenue achievement and maintenance of tangible net worth. PFG can accelerate the maturity of the loan in case of a default and the Company can prepay the loan before maturity without interest prepayments or penalty. The Company has pledged all of its assets as collateral for the 2017 Loan, including all its accounts, inventory, equipment, deposit accounts, intellectual property and all other personal property. The 2017 Loan is subordinate to the Bridge Bank line of credit (see Note 5, Accounts Receivable Line of Credit).

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

The proceeds received upon issuing the loan were allocated to: (i) common stock, for the fair value of the 190,000 shares of common stock initially issued to the lender; (ii) the fair value of the embedded derivative; and (iii) the loan host instrument. Upon issuance of the loan, the Company recognized $1.6 million of principal payable to PFG, representing the stated principal balance of $1.5 million plus the initial back-end fee of $76,000. The initial carrying value of the loan was recognized net of debt discount aggregating approximately $326,000, which is comprised of the following:

Fees paid to the lender and third parties	$44,000
Backend fee	76,000
Estimated fair value of embedded equity forward	49,000
Fair value of 190,000 shares of common stock issued to lender	157,000
Aggregate discount amount	$326,000

The bifurcated embedded derivative and the debt discount are presented net with the related loan balance in the consolidated balance sheets. The debt discount is being amortized to interest expense over the loan’s term using the effective interest method. During the fiscal year ended March 31, 2018, the Company amortized discounts of approximately $127,000 to interest expense. As of December 29, 2018, the Company had issued to PFG 375,000 common shares under the loan.

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

In December 2018, the Company and PFG entered into an additional modification agreement which conditionally extended the maturity date of the loan from April 27, 2019 to November 1, 2019, though the Company is required to pay all accrued interest on May 1, 2019 and beginning on that date must make monthly prepayments of principal of $75,000 and accrued interest until maturity. The effectiveness of the modification was conditioned on the Company raising $500,000 in additional capital by January 8, 2019, which date was extended to February 8, 2019.  The Company satisfied this condition on February 8, 2019 and the modification is now effective.

The Company anticipates it will need to achieve significant EW test system shipments and resulting cash inflows and or seek additional funds through the issuance of new debt, equity securities or product line sales in order to repay the 2017 Loan (including accrued interest and back end fees) in full upon maturity or otherwise enter into a refinancing agreement with PFG. However, there can be no assurances that such significant EW test system shipments and resulting cash flows inflows will be achieved on a timely basis or that such financings, re-financing or product line sales will be available at all, or on terms acceptable to the Company.

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

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at December 29, 2018 and March 31, 2018.

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

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Common shares issuable upon exercise of stock options	2,610	772	2,610	772
Restricted stock awards	338	375	338	375
Issuable shares for interest on loan	10	40	10	40
Common shares issuable upon conversion of convertible preferred stock	9,893	1,853	9,893	1,853
Common shares issuable upon exercise of warrants	3,452	3,737	3,452	3,737

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the nine-month period ended December 29, 2018 and December 30, 2017 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

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

Options granted generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of December 29, 2018, no SAR’s have been granted under any option plan. As of December 29, 2018, the total number of shares of common stock available for issuance was 2,086,000. All outstanding options have a ten-year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Nine Month Periods Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Dividend yield	—	None	—	—
Expected volatility	96.21%	None	95.29%	89.82%
Risk-free interest rate	2.84%	None	2.83%	1.77%
Expected term (years)	8.28	None	8.30	8.36

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

A summary of the changes in stock options outstanding for the nine-month period ended December 29, 2018 and the fiscal year ended March 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 25, 2017	1,104,500	$1.41	6.1	$3
Granted	856,000	0.34	10.0
Forfeited / Expired	(481,800)	1.34
Outstanding at March 31, 2018	1,478,700	$0.56	8.0	$—
Granted	1,254,000	0.31	9.8
Forfeited / Expired	(123,000)	0.87
Outstanding at December 29, 2018	2,609,700	$0.42	8.4	$—

Exercisable at December 29, 2018	502,550	$0.79	3.9	$—

At December 29, 2018, expected to vest in the future	1,513,418	$0.34	9.51	$—

As of December 29, 2018, there was $358,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.43 years. There were 6,350 options and 14,350 options that vested during the quarters ended December 29, 2018 and December 30, 2017, respectively. The total grant date fair value of options vested during the quarters ended December 29, 2018 and December 30, 2017 was $5,000 and $14,000 respectively. There were 29,100 and 107,200 options that vested during the nine-month periods ended December 29, 2018 and December 30, 2017, respectively. The total grant date fair value of options vested during the nine-month periods ended December 29, 2018 and December 30, 2017 was $34,000 and $119,000, respectively. No shares were exercised during the three and nine-month periods ended December 29, 2018 and December 30, 2017. Share based compensation cost recognized in operating results for the three-month periods ended December 29, 2018 and December 30, 2017 totaled $28,000 and $22,000, respectively. Share based compensation cost recognized in operating results for the nine-month periods ended December 29, 2018 and December 30, 2017 totaled $85,000 and $101,000, respectively.

Restricted Stock

There were 160,000 restricted awards issued during the three-month period ended December 29, 2018. The Company granted 160,000 restricted awards during the nine-month period ended December 29, 2018. No restricted awards were granted during the three-month period ended December 30, 2017. The Company granted 386,450 restricted awards during the nine-month period ended December 30, 2017. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period net of estimated forfeitures. As of December 29, 2018, there was $45,000 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 0.34 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for the restricted and unrestricted stock awards during the third quarter and first nine months of fiscal of 2019 was $26,000 and $83,000. Compensation cost recognized for the restricted and unrestricted stock awards during the third quarter and first nine months of fiscal of 2018 was $33,000 and $73,000.

A summary of the changes in non-vested restricted stock awards outstanding for the nine-month period ended December 29, 2018 and the fiscal year ended March 31, 2018 is as follows:

	Shares	Weighted Average Fair Value
Non-Vested at March 25, 2017	—	$—
Granted	586,950	0.66
Vested	(51,000)	(0.60)
Forfeited or cancelled	(236,000)	(0.68)
Non-Vested at March 31, 2018	299,950	$0.65
Granted	160,000	—
Vested	(100,000)	(0.36)
Forfeited or cancelled	(22,000)	—
Non-Vested at December 29, 2018	337,950	$0.56

(10)      Significant Customer and Industry Segment Information

The Company has two reportable segments: Giga-tronics Division and Microsource.

●

The Giga-tronics Division produces RADAR and EW testing and simulation products. The Giga-tronics Division historically produced a broad line of test and measurement equipment used primarily for the design, production, repair and maintenance of products in aerospace, telecommunications, RADAR, and electronic warfare but has divested of these product lines.

●	Microsource primarily develops and manufactures YIG RADAR filters used in fighter jet aircraft for two prime contractors.

The tables below present information for the two reportable segments:

		Three Month Period Ended			Three Month Period Ended
(In thousands)	Dec. 29, 2018	Dec. 29, 2018		Dec. 30, 2017	Dec. 30, 2017
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$4,020	$67	$(1,254)	$5,042	$1,922	$(807)
Microsource	2,570	1,826	737	3,134	1,298	494
Total	$6,590	$1,893	$(517)	$8,176	$3,220	$(313)

		Nine Month Period Ended			Nine Month Period Ended
(In thousands)	Dec. 29, 2018	Dec. 29, 2018		Dec. 30, 2017	Dec. 30, 2017
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$4,020	$246	$(4,150)	$5,042	$2,661	$(4,429)
Microsource	2,570	7,377	3,064	3,134	4,792	1,777
Total	$6,590	$7,623	$(1,086)	$8,176	$7,453	$(2,652)

During the third quarter of fiscal 2019, two customers accounted for approximately 97% of the Company’s consolidated revenues. One of the customers accounted for 68% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 29% of the Company’s consolidated revenue and was included in the Microsource segment. During the third quarter of fiscal 2018, two customers accounted for 87% of the Company’s consolidated revenues. One of the customers accounted for 55% of the Company’s consolidated revenue and was included in the Giga-tronics Division. A second customer accounted for 32% of the Company’s consolidated revenue and was included in the Giga-tronics Division.

During the first nine months of fiscal 2019, two customers accounted for approximately 97% of the Company’s consolidated revenues. One of the customer accounted for 64% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 33% of the Company’s consolidated revenue and was also included in the Microsource segment. During the first nine months of fiscal 2018, three customers accounted for approximately 84% of the Company’s consolidated revenues. One of the customers accounted for 37% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second and third customer accounted for a total of 47% of the Company’s consolidated revenue and were included in the Microsource segment and the Giga-tronics Division.

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

The Company recorded $42,000 of income tax expense for the nine months ended December 29, 2018 and $2,000 of income tax expense for the nine months ended December 30, 2017. In November 2018, the Franchise Tax Board (“FTB”) issued their final bill regarding their audit findings. As a result, the Company adjusted the accrued state tax liability along with the accrued interest to $110,000. The Company has an agreement with the FTB to pay the balance over six months and have made the first payment of $10,000 in December 2018. The accrued state tax liability as of December 2018 is $100,000. The effective tax rate for the nine months ended December 29, 2018 and December 30, 2017 was 0% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of December 29, 2018, the Company had recorded $122,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

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

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Balance at beginning of period	$85	$135	$164	$123
Provision, net	(40)	28	(65)	232
Warranty costs incurred	-	(6)	(54)	(198)
Balance at end of period	$45	$157	$45	$157

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

For the nine months ending December 29, 2018, the Company issued an additional 36,600 Series E shares to new investors at a purchase price of $25.00 per share for total gross proceeds of $915,000.

The table below presents information as of December 29, 2018:

Preferred Stock
	Shares	Shares	Shares	Liquidation Preference
	Designated	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	100,000.00	80,400.00	80,400.00	3,015
Total at December 29, 2018	119,500.00	98,933.51	98,933.51	$6,555

(14)        Subsequent Events

Since December 29, 2018, the Company issued an additional 10,000 shares of Series E Senior Convertible Voting Perpetual Preferred Stock at a purchase of $25.00 per share for total gross proceeds of $250,000.

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

●

The sales of our legacy general-purpose test & measurement product lines and focus on our Microsource products and our EW test & emulation product platform has allowed us to significantly reduce our headcount and operating expenses during fiscal years 2019 and 2018. For example, our operating expenses for the nine-month period of fiscal 2019 were 16% lower as compared to the nine-month period of fiscal year 2018 and 27% lower as compared to the nine-month period of fiscal year 2017.

The Company believes that customer spending for EW systems, including test and emulation, will grow in future years due to more complex RADAR signals and foreign investment in new technology which will require customers to have greater access to more sophisticated test and emulation equipment.

Although the Company believes its RADAR & EW test products have the potential to significantly grow our sales, we have experienced significant delays in developing, manufacturing, and receiving orders for these products. These EW platform products are the most technically complex and advanced products Giga-tronics has developed and manufactured, and we have experienced delays in bringing the product to market and efficiently manufacturing it. It is also priced significantly higher than our previous general-purpose test & measurement products, and we have experienced longer than anticipated procurement cycles in the electronic warfare market it services. The delays in the development, refinement and manufacturing of the EW platform products, along with the longer than anticipated procurement cycles, have contributed to the significant operating losses in fiscal years 2018 and 2017. Through March 31, 2018, the Company has delivered its new Radar & EW test products to multiple customers resulting in approximately $10 million in cumulative revenue. No significant EW test products orders were received in the first nine-months of fiscal 2019. The Company has recently restructured and refocused its sales force towards selling complete test solutions to defense agencies and prime contractors as opposed to component selling. To bring the EW product platform to its full potential, Giga-tronics may be required to seek additional working capital; however, there are no assurances that such working capital will be available, or on terms acceptable to the Company. The Company may also be required to further reduce expenses if EW product platform sales goals are not achieved and thereby restructure its operations to rely solely on its more profitable Microsource MIC component business segment to generate profits and cash from operating activities. As part of such a restructuring, management believes the MIC components which the Company developed for the RADAR & EW test products could be a source of growth for the Microsource business segment.

The Company also anticipates growth in its Microsource RADAR filter business because the potential for significant additional future orders for such products and related services.

Significant Orders

Both Microsource and the Giga-tronics Division typically receive large customer orders each year. The timing of orders, delivery schedules and any associated milestones achievement, can cause significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

Giga-tronics

Although EW test system products have shipped to several customers in prior fiscal years, no significant EW test system orders were received during the first nine-months of fiscal 2019.

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

In November 2018, Microsource received a $4.5 million YIG RADAR filter order from one of our customers. The Company will begin to recognize revenue from portions of this order beginning in the December 2018 quarter with the bulk of the revenue begin recognized in fiscal year 2020 beginning April 1, 2019.

Critical Accounting Policies

 Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three and nine months ended December 29, 2018, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies.

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

Results of Operations

New orders received by reportable segment are as follows:

NEW ORDERS BY REPORTABLE SEGMENT
	Three Month Periods Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	% change
Giga-tronics Division	$117	$162	(28%)
Microsource	4,499	319	1310%
Total	$4,616	$481	860%

	Nine Month Periods Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	% change
Giga-tronics Division	$219	$1,908	(89%)
Microsource	5,017	5,956	(16%)
Total	$5,236	$7,864	(33%)

The Giga-tronics Division segment saw minimal ASG orders in the third quarter or in the first nine-months of fiscal 2019. Microsource saw a $4.5 million YIG RADAR filter order in the third quarter of fiscal 2019. The timing of receipt of expected large YIG filter contracts varies from period to period.

New orders received in the third quarter of fiscal 2019 increased by 860% to $4.6 million from the $481,000 received in the third quarter of fiscal 2018. The Giga-tronics Division saw a $45,000 or 28% decrease in orders substantially due to the lack of new ASG/ASA orders. The Microsource business unit saw a $4.2 million increase primarily driven by a new radar filter order.

New orders received in the first nine months of fiscal 2019 decreased by 33% to $5.2 million from the $7.9 million received in the first nine months of fiscal 2018. The Giga-tronics Division saw a $1.7 million or 89% decrease in orders primarily due to lower bookings associated with the ASG/ASA product. The Company received minimal orders in comparison to the larger $1.9 million order received from the US Navy in the prior period. The Microsource business unit saw a $939,000 or 16% decrease in the first nine months of fiscal 2019.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG BY REPORTABLE SEGMENT
(Dollars in thousands)	December 29, 2018	December 30, 2017	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$50	$10	400%)
Microsource	5,972	11,765	(49%)
Total	$6,022	$11,775	(49%)

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$50	$10	400%
Microsource	2,637	6,430	(59%)
Total	$2,687	$6,440	(58%)

Backlog at the end of the third quarter of fiscal 2019 versus the comparable prior year date decreased by 49% primarily due to the impact of the adoption of ASC 606 on April 1, 2018. The Giga-tronics ASG backlog at December 29, 2018 and December 30, 2017 were nominal. Microsource saw a 49% decrease in backlog in the third quarter of fiscal 2019 which was primarily due to the impact of the adoption of ASC 606.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	% change
Giga-tronics Division	$67	$1,922	(97%)
Microsource	1,826	1,298	41%
Total	$1,893	$3,220	(41%)

	Nine Month Periods Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	% change
Giga-tronics Division	$246	$2,661	(91%)
Microsource	7,377	4,792	54%
Total	$7,623	$7,453	2%

Fiscal 2019 third quarter net sales were $1.9 million, a 41% decrease as compared to $3.2 million for the third quarter of fiscal 2018. Although total revenue decreased, revenues from the Company’s Microsource business unit increased by $528,000 or 41% from the comparable prior year period. The Giga-tronics Division decreased $1.9 million or 97% due to the fulfillment of a $1.7 million Navy ASG/ASA order in the prior year period. The decrease in the third quarter was significantly due to the delay in the receipt of an anticipated sales orders, which the Company received in January 2019, and shipments of our Advanced Signal Generation and Analysis platform. In addition, increased Microsource RADAR filter sales contributed to the Company’s higher revenue for the third quarter fiscal 2019 over 2018.

Net sales for the nine-month period ended December 29, 2018 were $7.6 million, an increase of 2% compared to $7.5 million for the nine-month period ended December 30, 2017. The increase in net sales for the nine-month period was primarily due to much higher YIG RADAR filters product sales as well as partially increased by the adoption of ASC 606, which was significantly offset by the lower sales of our ASG/ASA products compared to the prior year nine-month period. Effective April 1, 2018, the Company adopted the required Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which changed the way the Company recognizes revenue for certain contracts. The financial results for the third fiscal quarter and nine-months ended December 29, 2018 reflect the new methods of accounting.

Gross profit was as follows for the periods shown:

GROSS PROFIT
	Three Month Periods Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	% change
Gross Profit	$824	$805	2%

	Nine Month Periods Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	% change
Gross Profit	$3,256	$1,758	85%

Gross profit increased in the third quarter of fiscal 2019 to $824,000 from $805,000 for the third quarter of fiscal 2018. The slightly higher gross profit was primarily due to a decrease in cost of sales of 56%, offset by a decrease in sales of 41%.

Gross profit increased in the first nine months of fiscal 2019 to $3.3 million from $1.8 million for the first nine months of fiscal 2018. The higher gross profit was primarily due to a decrease in cost of sales of 23% and a slight increase in sales of 2%.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	% change
Engineering	$302	$452	(33%)
Selling, general and administrative	853	891	(4%)
Total	$1,155	$1,343	(14%)

	Nine Month Periods Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	% change
Engineering	$1,020	$1,313	(22%)
Selling, general and administrative	2,754	3,158	(13%)
Total	$3,774	$4,471	(16%)

Operating expenses decreased 14% or $188,000 in the third quarter of fiscal 2019 over fiscal 2018. Engineering expenses decreased $150,000, primarily due to a decrease in personnel related expenses due to lower headcount. Selling, general and administrative expenses decreased by $38,000 primarily due to a decrease in headcount and personnel related expenses and a decrease in bonuses and commissions.

Operating expenses decreased 16% or $697,000 during the first nine months of fiscal 2019 over fiscal 2018. Engineering expenses decreased $293,000, primarily due to a decrease in personnel related expenses due to lower headcount. Selling, general and administrative expenses decreased by $404,000 primarily due to a decrease in headcount and personnel related expenses and a decrease in bonuses and commissions.

Interest Expense

Net interest expense in the third quarter of fiscal 2019 was $186,000, an increase of $80,000 over the third quarter of fiscal 2018. Interest expense increased primarily due to the loan modification with PFG effective March 26, 2018, as well as additional interest accrued as a result of the Company’s Series E Convertible Stock Offering. For the third quarter of fiscal 2019, interest expense includes $58,000 of accretion of discounts on the PFG loan compared to $35,000 recorded in the third quarter of fiscal 2018.

Net interest expense in the first nine months of fiscal 2019 was $526,000, an increase of $198,000 over the first nine months of fiscal 2018. Interest expense increased primarily due to the loan modification with PFG effective March 26, 2018, as well as additional interest accrued as a result of the Company’s issuance of Series E Shares. For the first nine months of fiscal 2019, interest expense includes $163,000 of accretion of discounts on the PFG loan compared to $90,000 recorded in the first nine months of fiscal 2018.

Net Loss

Net loss for the third quarter of fiscal 2019 was $517,000, compared to a net loss of $313,000 recorded in the third quarter of fiscal 2018. The increase in net loss was primarily due to the lower net sales in fiscal 2019. Net loss for the first nine months of fiscal 2019 was $1.1 million, compared to a net loss of $2.7 million recorded in the first nine months of fiscal 2018. The increase in net loss for the third quarter of fiscal 2019 compared to fiscal 2018 was primarily due to lower net sales. The decrease in net loss for the first nine-months of fiscal 2019 was primarily due to significantly improved gross margins of 43% in the first nine months of fiscal 2019 compared to 24% in the first nine-months of fiscal 2018 due to the increased revenues described above (including the impact of the adoption of ASC 606) as well as a decreases in operating expenses of 16% or $697,000 in the first nine-months of fiscal 2019 over fiscal 2018. Engineering expenses decreased primarily due to a decrease in personnel related expenses due to lower headcount. Selling, general and administrative expenses decreased primarily due a decrease in headcount and personnel related expenses as well as a decrease in bonuses and commissions.

Financial Condition and Liquidity

	Periods Ended
	December 29, 2018	March 31, 2018
Cash and cash equivalents	$448	$1,485
Total current assets	$5,788	$7,423
Total current liabilities	$4,947	$7,809
Working capital	$841	$(386)
Current ratio	1.17	0.95

As of December 29, 2018, the Company had $448,000 in cash and cash equivalents, compared to $1.5 million as of March 31, 2018. The Company had working capital of $841,000 at December 29, 2018 compared to negative working capital of ($386,000) at March 31, 2018. The current ratio (current assets divided by current liabilities) at December 29, 2018 was 1.17 compared to 0.95 at March 31, 2018. The increase in working capital was primarily due to the acceleration of revenue of $861,000, an increase in prepaids and other current assets of $1.4 million, and a decrease in deferred revenue of $3.1 million, partially offset by a decrease in inventories of $2.3 million, all of which resulted from the adoption of ASC 606 during the first nine months of fiscal 2019.

Cash Flows

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows:

	Nine Months Ended
	December 29, 2018	December 30, 2017
Net cash (used in) provided by operating activities	$(1,748)	$(1,365)
Net cash (used in) provided by investing activities	-	(685)
Net cash provided by (used in) financing activities	711	1,389

 Cash Flows from Operating Activities

Cash used by operating activities during the nine months ended December 29, 2018 of $1.7 million was primarily attributable to our net loss, and changes in our working capital accounts, partially offset by other non-cash charges of $206,000 for depreciation and amortization and $168,000 for share-based compensation. Cash flow from our operating assets and liabilities decreased by $1.2 million as a result of decreased inventories of $724,000 and a $255,000 increase in accrued payroll and benefits, offset by a $556,000 decrease in deferred revenue, a $1.2 million increase in prepaid expenses and other current assets, a $330,000 increase in accounts receivable, a decrease in accounts payable of $68,000, and a $77,000 decrease in other accrued liabilities.

During the nine months ended December 30, 2017, our operating activities used cash of $1.4 million, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock-based compensation and depreciation and amortization.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our sales, which fluctuate significantly from one period to another due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the nine-month period ended December 29, 2018 was zero.

Cash used in investing activities for the nine-month period ended December 30, 2017 was $685,000, primarily for leasehold improvements in conjunction with the Company’s facility relocation to Dublin, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine-month period ended December 29, 2018 was $711,000, primarily due to net proceeds of $736,000 from the Company’s issuance of Series E convertible preferred stock as well as proceeds from the exercise of warrants of $112,000, partially offset by a $97,000 decrease in our line of credit and a $40,000 decrease in our capital lease.

Cash provided by financing activities for the nine-month period ended December 30, 2017 was $1.4 million, primarily due to proceeds from the new term loan with PFG.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting & Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 29, 2018, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting & Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officers and Principal Accounting & Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of December 29, 2018, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 21, 2018, the Company issued and sold 1,260 additional Series E Shares to approximately three accredited investors in a private placement pursuant to a Securities Purchase Agreement. The purchase price for each Series E Share was $25.00, resulting in total gross proceeds of $31,500. Emerging Growth Equities, Ltd. served as the Company’s exclusive placement agent in connection with the private placement. Fees payable to Emerging Growth Equities, Ltd. at completion of the transaction were 2.5% of gross proceeds, plus warrants to purchase 2.5% of the number of common shares into which the Series E shares can be converted (100 common shares) at an exercise price of $0.25 per share, or 126,000 shares of common stock.

On September 28, 2018, the Company issued and sold 400 additional Series E Shares to approximately one accredited investor in a private placement pursuant to a Securities Purchase Agreement. The purchase price for each Series E Share was $25.00, resulting in total gross proceeds of $10,000. Emerging Growth Equities, Ltd. served as the Company’s exclusive placement agent in connection with the private placement. Fees payable to Emerging Growth Equities, Ltd. at completion of the transaction were 2.5% of gross proceeds, plus warrants to purchase 2.5% of the number of common shares into which the Series E shares can be converted (100 common shares) at an exercise price of $0.25 per share, or 40,000 shares of common stock.

During the quarterly period beginning September 30, 2018 and ending December 29, 2018, the Company sold an aggregate of 10,400 additional Series E Shares in a private placement to nine accredited investors at the price of $25.00 per share for gross proceeds of $260,000. Each Series E share is convertible into shares of common stock at a price of $0.25 per share (i.e., 100 shares of common stock per share of Series E) at the option of the holder. Emerging Growth Equities, Ltd. served as the Company’s exclusive placement agent in connection with the private placement. Fees payable to Emerging Growth Equities, Ltd. at completion of the transactions were 2.5% of gross proceeds, plus warrants to purchase 2.5% of the number of common shares into which the Series E shares can be converted (100 common shares) at an exercise price of $0.25 per share, which were issued following the sales. The following table provides additional information about these sales.

Date	Number of Series E Shares Sold	Gross Proceeds	Placement Agent Compensation Fees	Warrants to Purchase Common Stock

November 21, 2018	2,000	$50,000	$1,250	200,000
November 30, 2018	5,400	$135,000	$3,375	540,000
December 7, 2018	1,400	$35,000	$875	140,000
December 28, 2018	1,600	$40,000	$1,000	160,000

The Company issued foregoing securities in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 based on the fact that the sales were made to a limited number of accredited investors in a private placement. The Company expects to use the proceeds for working capital and general corporate purposes.

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

The Company anticipates it will need to achieve significant EW test system shipments and resulting cash inflows and or seek additional funds through the issuance of new debt, equity securities or product line sales in order to repay the 2017 Loan (including accrued interest and back end fees) in full upon maturity or otherwise enter into a refinancing agreement with PFG. However, there can be no assurances that such significant EW test system shipments and resulting cash flows inflows will be achieved on a timely basis or that such financings, re-financing or product line sales will be available at all, or on terms acceptable to the Company.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Principal Accounting & Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
32.1	Certification of Principal Accounting & Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 12, 2019	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2019	/s/ Lutz P. Henckels
Lutz P. Henckels
Acting Chief Financial Officer
Principal Accounting & Financial Officer