Form 10-K
period 2019-03-30
GIGA TRONICS INC
filed 2019-05-30
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 29, 2018 was $3,046,083.

There were a total of 11,360,511 shares of the Registrant’s Common Stock outstanding as of May 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s proxy statement for its 2018 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 30, 2019.

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

PART 1

ITEM 1. BUSINESS

General

Giga-tronics Incorporated consists of two business segments, those of our wholly-owned subsidiary, Microsource Inc. (“Microsource”) and those of our Giga-tronics Division (“Giga-tronics”). Our Microsource operation designs and manufactures Microwave Integrated Components (MICs) for military airborne applications while Giga-tronics designs and manufactures real time solutions for RADAR / Electronic Warfare (EW) test and deployment in a laboratory setting.

Giga-tronics was incorporated on March 5, 1980. We acquired Microsource on May 18, 1998.

The Company’s principal executive offices are located at 5990 Gleason Drive, Dublin, California and our telephone number at that location is (925) 328-4650. Our website address is http://www.gigatronics.com.

Reporting Segments

Our business has two reporting segments: Microsource and the Giga-tronics Division.

Microsource

Microsource develops and manufactures MICs for operational use in airborne military applications. Microsource’s two largest customers are prime contractors for which we develop and manufacture RADAR filters used in fighter jet aircrafts. Revenues from Microsource comprised the majority of our revenues for the fiscal years ended March 30, 2019 and March 31, 2018.

Giga-tronics Division

Our Giga-tronics Division designs, manufactures and markets a family of functional test products and integrates those test products along with third party hardware and software to create full test solutions for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test solutions are used to evaluate and improve the performance of RADAR and EW systems. Giga-tronics Division customers include major defense prime contractors, the United States armed services and research institutes.

For more information regarding the Company’s two reporting segments, see “Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10, Significant Customers and Industry Segment Information.”

Products and Markets

Microsource

Microsource’s primary business is the design of custom Microwave Integrated Components as well as the production of MIC components using chip and wire assembly methods. Microsource offers a line of tunable, synthesized Band Reject Filters (“BRF”) for solving interference problems in RADAR/EW applications. Self-protection systems onboard high performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. Our high-speed, tunable notch filters can quickly block interference from both continuous wave and wide bandwidth emissions. Using proprietary driver and phase lock technology, these filters offer tuning speeds that are up to ten times faster than traditional filter designs. We design these filters specifically for each application.

While our RADAR filter technology may be used in a variety of operational applications and as components in microwave instruments and devices, Microsource’s two largest customers are prime contractors for whom we develop and manufacture RADAR filters used in fighter aircrafts. Microsource serves the aftermarket for operational hardware associated with the United States Government’s RADAR Modernization Program for prior generation fighter aircraft (i.e., the F/A-18E, F-15D and F-16 jets) to extend their useful lives. These RADAR filters are designed to withstand the rigors of operating under extreme conditions. They must be able to operate while exposed to the shock, vibration, high altitudes and temperature extremes experienced during jet flight without any cooling or heating from the aircraft.

Our customers require that Microsource be certified to the stringent AS9100D aerospace quality standard. Microsource routinely maintains a top rating from its customers and over the years has received a “Supplier of the Year” award, as well as multiple “Gold Supplier” awards from one of our prime customers. We received our most recent customer award in April of 2019 for delivering consistent product quality and on-time shipments during 2018.

Microsource’s revenues have grown as prime contractors began upgrading additional aircraft. Initially Microsource supplied filters for one fighter jet, the F/A-18E. During our 2014 fiscal year, the prime contractor added a second aircraft, the F-15. Additionally, during our 2017 fiscal year, a second prime contractor added a third aircraft, the F-16. As a result, Microsource’s revenue has climbed to over $9 million in fiscal 2019, which ended March 30, 2019. Microsource is a sole-source supplier of filters for these three fighter jets and we expect that the business will continue to be a significant source of our future revenue.

Giga-tronics Division

Our Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test products are used in a laboratory setting to evaluate and improve the performance of RADAR/EW systems. Giga-tronics Division customers include major prime defense contractors, the armed services (primarily in the U.S.) and research institutes.

Our goal is to be the leading supplier of solutions for evaluating RADAR and EW systems and we believe our Advanced Signal Generation and Analysis (“ASGA”) functional test platform, which we have been developing since 2012, will allow us to accomplish this goal. The same digital technology that has revolutionized commercial communications and automotive electronics is now being applied to advanced RADAR and EW systems. This shift in technology limits the effectiveness of traditional test solutions, which are unable to properly stimulate and actively interact with the RADAR and EW systems being tested. The Giga-tronics ASGA platform, however, has control capabilities and real-time behavior built into the fabric of its architecture. This architecture enables test solutions with real time responses and closed loop behavior that we believe is unavailable from any competitor.

Technology Shift in RADAR Technology

Historically, U.S. defense electronic systems have embodied the most advanced capabilities available. Major investments in integrated circuits, computing technology and signal processing algorithms, made by the U.S. Defense Department during the 1960s, through the 1980s, gave the U.S. its edge in defensive capability. However, these technologies slowly found their way into consumer products and services, such as desktop computers, music players, smartphones and the world-wide-web. The rapid acceleration and global proliferation of these technologies by commercial companies has allowed U.S. allies and potential adversaries alike to take a significant leap forward in RADAR and EW technology.

The democratization of these advanced technologies has permitted potential adversaries to “catch-up” and in many cases surpass U.S. military dominance in the air and at sea. The U.S. Defense Department recognizes these threats and has requested that Congress divert substantial resources from other programs to fund development of the next generation of RADAR and EW systems. These new systems may employ machine learning and artificial intelligence technologies that will require new approaches for test and evaluation. We believe the market for these new test technologies will remain robust even through typical business cycles.

Traditional open loop test techniques will also no longer be adequate to exercise the new cognitive systems through all their modes nor will they be able to interact in a closed loop manner to evaluate machine learning algorithms in real-time. We believe that prime contractors and government test facilities will require hardware-in-the-loop (“HWIL”) testing. HWIL testing calls for building a realistic simulation of the environment the new devices will experience when deployed. This means the new test solutions must stimulate the system under test (SUT) with high-fidelity signals and then modify its stimulation in real-time in response to the evolving behavior of the SUT. We believe our ASGA platform is the first to offer this closed-loop test functionality. Traditional test solutions that use synthesizers, modulators and spectrum analyzers are poorly suited to the task and this shift has provided a market opportunity for Giga-tronics. We believe, therefore, that competitors seeking to develop competing closed-loop test functionality face significant barriers because developing close-loop test systems requires a completely new investment from the ground up.

Giga-tronics’ Solution

Giga-tronics took the approach to develop a HWIL test platform similar to a RADAR or EW system in order to be prepared for the new challenges, but with the added difficult requirement of being broadband with real-time control of Frequency, Phase, and Amplitude. Giga-tronics limited its investment to the microwave portion of a RADAR or EW system’s architecture and has leveraged third party hardware partners to acquire the digital portion of the test solutions. Instead of building a traditional synthesizer, Giga-tronics developed a broad-band up-converter. Instead of building a spectrum analyzer, Giga-tronics invented a down-converter which uses a similar internal control structure as the up-converter. Consequently, we believe that Giga-tronics is the only solution provider able to offer a real-time closed loop RADAR emulator.

We developed our ASGA test systems to address three primary goals:

1.

Our ASGA solution was designed specifically for HWIL testing and offers a real-time, dynamic, closed loop test solution that simulates theses adaptive/cognitive RADAR/EW devices for RADAR design and testing purposes.

2.	Our solution, which combines our ASGA platform with digital processing hardware and firmware, provides a test solution that may be customized with relative ease compared to traditional test systems.

3.	Our ASGA solution is scalable, allowing us to build test systems with multiple channels that scale well both in terms of size and costs compared to traditional systems.

We developed our ASGA solution in three phases. First, building on our microwave RADAR component expertise, we developed a microwave up-converter, a down-converter, and a power amplifier. By using identical architecture and components as in the up-converter, for the down-converter, superior Radio Frequency (“RF”) performance is achieved, including:

•	phase stability and coherency,

•	agile frequency switching,

•	real-time commanding of Frequency, Phase, and Amplitude, and

•	uniquely enabling a closed loop solution.

Second, we provided a microwave sub-system which includes individual calibrated transmit channels called the Advanced Signal Generator (ASG) and individual calibrated receive channels called the Advanced Signal Analyzer (ASA). A System Reference Module (SRM100A) shared between the ASG and ASA modules along with an industry standard AXIe chassis completes the platform. The platform’s architecture facilitates building test systems with reduced size, weight and cost compared with traditional solutions, especially when the test system is required to have multiple transmitters and receivers.

Third, we developed complete custom test solutions. Some examples of test solutions integrated by Giga-tronics are our Real-Time Threat Emulation System (TEmS) and the Multi-Ship RADAR Signal Generator sold to the US Navy at its Naval Air Station in Pt. Mugu, California.

By architecting a RADAR/EW test solution similarly to the way a RADAR system is architected, we have developed a disruptive product test platform which addresses the new adaptive/cognitive RADAR/EW test requirements.

Sources and Availability of Raw Materials and Components

Substantially all the components required by Giga-tronics to make its assemblies are available from more than one source. We occasionally use sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume. In our opinion, the loss of any sole source arrangement we have would not be materially adverse to our operations. Some suppliers are also competitors of Giga-tronics. In the event a competitor-supplier chooses not to sell its products to us, production delays could occur as we seek new suppliers or re-design components to our products.

Although extended delays in receipt of components from our suppliers could result in longer product delivery schedules for us, we believe that our protection against this possibility stems from our practices of dealing with well-established suppliers and maintaining good relationships with such suppliers.

Proprietary Technology and Intellectual Property

Our competitive position is largely dependent upon our ability to provide performance specifications for our instruments and systems that (a) effectively and reliably meet customers’ needs and (b) selectively surpass competitors’ specifications in competing products. Patents may occasionally provide some short-term protection of proprietary designs. However, because of the rapid progress of technological development in our industry, such protection is often, although not always, short-lived. Therefore, although we occasionally pursue patent coverage, we place major emphasis on the development of new products with superior performance specifications and the upgrading of existing products toward this same end.

Our products are primarily based on our own designs, which are derived from our own engineering abilities. If our new product engineering efforts fall behind, our competitive position weakens. Conversely, effective product development greatly enhances our competitive status.

We have maintained four non-provisional patents related to our legacy 2500B parametric signal generator product line, which was not among the legacy product lines that have been sold to date. These patents describe advanced synthesis techniques and potentially can be extended for use with the Giga-tronics ASGA system and to a number of Microsource synthesizer components. Additionally, we filed a provisional U.S. patent relating to the ASGA system in June of 2016 and subsequently filed a non-provisional application in June of 2017. The patent application describes the internal design of the ASG and ASA along with the architecture of how all the components work together to facilitate building multi-channel test systems with reduced size, weight and cost as compared to present solutions. The application for the non-provisional patent is currently pending before the U.S. patent office.

We are not dependent on trademarks, licenses or franchises. We utilize certain software licenses in certain functional aspects for some of our products. Such licenses are readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

In September 2015, we entered into a software development agreement with a major aerospace and defense company whereby the aerospace company developed and licensed its simulation software to us. The simulation software (also called Open Loop Simulator or OLS technology), which is owned by the aerospace company and licensed to us, allows our ASGA system to coordinate with various third-party hardware elements to generate the signals for testing RADAR/EW equipment. We license the OLS software as a bundled or integrated solution with our TEmS product. We paid over $1.2 million in connection with the development of this software and, in addition, we incur a license fee of over $20,000 per system sold that incorporate this software.

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

Importance of Limited Number of Customers

We are a supplier of RADAR filters for fighter jet aircrafts and RADAR/EW testing solutions to various United States (U.S.) government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain a significant portion of all of our sale in fiscal 2020. U.S. and international defense-related agencies accounted for 98% of net sales in fiscal 2019 and 93% of net sales in fiscal 2018. Commercial business accounted for the remaining 2% of net sales in fiscal 2019 and 7% of net sales in fiscal 2018.

At the Giga-tronics Division, U.S. defense agencies and their prime contractors accounted for 90% and 10% of net sales in fiscal 2019 and 76% and 24% of net sales in fiscal 2018, respectively. Microsource reported 100% and 99% of net sales to prime contractors of U.S. defense agencies in fiscal 2019 and fiscal 2018, respectively.

During fiscal 2019, the Boeing Company accounted for 57% of our consolidated revenues and was included in the Microsource reporting segment. A second customer, Lockheed Martin accounted for 26% of our consolidated revenues during fiscal 2019 and was also included in the Microsource reporting segment.

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

Both Microsource and our Giga-tronics Division products are largely dependent on U.S. defense spending and budgets and are subject to expansion and contraction between fiscal year periods. Revenues from Microsource products and services often times span several years with deliveries varying between both interim and annual fiscal year periods. Additionally, the Giga-tronics Division’s ASGA system is a relatively new product platform with fewer targeted customers and significantly longer sales cycles and greater average selling prices when compared to its prior general-purpose test & measurement equipment product lines. We therefore expect that a major customer in one year may not be a major customer in the following year. Accordingly, our net sales and earnings may vary significantly from one period to the next and will decline if we are unable to find new customers or increase our business with other existing customers to replace declining net sales from the previous year’s major customers.

Backlog of Orders

On March 30, 2019, our backlog of unfilled orders was approximately $6.7 million compared to approximately $11.2 million at March 31, 2018. As of March 30, 2019, there were approximately $2.2 million of orders scheduled for shipment beyond one year, compared to $3.8 million at March 31, 2018. Orders for our products include program orders from prime contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single fiscal quarter may not be indicative of sales for any period. In addition, the Company now recognizes revenue for certain contracts as it incurs costs, as opposed to when units are delivered. This change in fiscal 2019 has resulted in a decrease in backlog as of March 30, 2019 as compared to the legacy method for those contracts in the prior years.

Backlog includes only those customer orders for which binding agreement exists, a delivery schedule has been agreed upon between us and our customer and, in the case of U.S. government orders, for which funding has been appropriated.

Competition

The Company primarily competes in two different products markets: Microsource’s RADAR filters and Giga-tronics RADAR/EW test systems.

Microsource is a sole source supplier serving the aftermarket for operational hardware associated with the U.S. Government’s RADAR Modernization Program (RMP) for certain prior generation fighter jet aircrafts (F/A-18E, F-15D and F-16 jets) to extend their useful lives. Our Microsource division supplies RADAR filters specifically designed for military aircrafts to solve an interference problem created when newer, more powerful RADARs are installed on older aircrafts. Over the years, the prime contractors responsible for integrating the new RADARs have flight qualified our filters at considerable expense. Only a few other companies possess the technical know-how to design and manufacture filters of this nature, such as Teledyne and Micro-Lambda Wireless, but we believe the expense of developing and requalifying a new component for these aircraft is prohibitive to the point where the prime contractor would only undertake such an effort if major issues were to arise such as, significant technical deficiencies or if Microsource were unable to deliver products on time.

Microsource has received multiply supplier of the year awards including in April 2019 “The Gold Supplier” award from Boeing, so we believe our sole source position is secure.

The Giga-tronics Division serves the defense electronics market with a microwave test platform used in the evaluation of military RADAR/EW systems. These applications represent niche segments within the broader test equipment market. While the niche market segments of RADAR/EW are large enough to be meaningful to Giga-tronics, we believe they are too small to attract larger competitors, such as Agilent/Keysight, Rohde & Schwarz and National Instruments who, to our knowledge, do not approach these markets with new dedicated solutions.

We have developed a unique HWIL approach to address the RADAR/EW test requirements that are adaptive/cognitive. Testing these new RADAR and jamming (i.e. interference) signals is best solved by a real time, closed loop, dynamic simulation system. We believe our Giga-tronics RADAR/EW solutions present a paradigm shift providing a closed loop test capability that is currently unavailable elsewhere. Our competitors often have greater resources in research, development and manufacturing and substantially broader product lines and channels. To compete, we place strong emphasis on maintaining a high degree of technical competence as it relates to the development of new microwave products, are highly selective in establishing technological objectives and focus sales and marketing activities in the selected niche areas that are weakly served or underserved by our competitors. Competitors that make alternative equipment to the Giga-tronics Advanced Signal Generation and Analysis (ASGA) system include ELCOM (a division of Frequency Electronics Inc.), COMSTRON (a division of Cobham Plc) and EWST (a division of Ultra Electronics Plc). Compared to Giga-tronics, these competitors are of comparable size or have small product divisions with more limited product lines. Two larger companies, Northrop Grumman/Amherst and Textron/AAI sell open loop test equipment that competes with the Giga-tronics ASGA solutions, albeit at a much higher selling price. We do not believe that either of these suppliers are in a position to offer an adaptive closed loop testing system due to the analog nature of their systems’ architectures. Compared to our ASGA system, the test systems from Northrup Grumman and Textron have long delivery schedules, represent expensive capital investments to the customers and typically are shared among a large number of users generally limiting access to their testing capabilities. Giga-tronics’ ASGA solution can complement these larger test systems by addressing the new closed loop test requirements for the next generation RADAR/EW devices and by offering smaller, lower cost and more flexible testing solutions that can be delivered more quickly, which greatly increases a user’s access to systems test capability and reduces the risk of program failure.

Sales and Marketing

Microsource and the Giga-tronics Division sell their products primarily direct to U.S. defense agencies and their prime defense contractors. While the Company primarily relies on its internal sales teams to identify leads and complete sales, it may engage independent sales representatives who are perceived to have expertise with targeted markets or customers.  The Company changed its sales approach and sales team in fiscal 2019 and we believe that we are beginning to see the benefits of these changes with the recent $4.0 million purchase order for our ASGA product platform.

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. Our future success is dependent on our ability to steadily incorporate new functionality and advancements in component technologies into our new products. In fiscal 2019 and fiscal 2018, product development expenses totaled approximately $1.3 million and $1.8 million, respectively.

Our product development activities have historically been funded internally, through product line sales, or through outside equity investment and debt financing. Product development activities are expensed as incurred.

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

Manufacturing

The Company assembles and tests Microsource and Giga-tronics Division products at its Dublin facility. Microsource develops and manufactures RADAR filters used in fighter jet aircrafts. Our Giga-tronics Division manufactures a family of functional test products and integrates those test products along with third party hardware and software to create full test solutions for the RADAR/EW segment of the defense electronics market.

Environment

To the best of our knowledge, we are in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 30, 2019 and March 31, 2018, we employed 39 and 43 individuals on a full-time basis, respectively. We believe that our future success depends on our ability to attract and retain skilled personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Information about Foreign Operations

We sell to our international customers through a network of foreign technical sales representative organizations. All transactions between us and our international customers are in U.S. dollars.

Geographic Distribution of Net Sales
(Dollars in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Domestic	$11,054	9,058	99%	92%
International	94	742	1%	8%
Total	$11,148	$9,800	100%	100%

See Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10, Significant Customers and Industry Segment Information for further breakdown of international sales for the last two fiscal years.

ITEM 1A. RISK FACTORS

If we do not generate sufficient net cash flow from our operations and if we are unable to raise additional capital as needed, our financial condition would be adversely affected, we may not to be able to execute our growth strategy and we could become insolvent.

We cannot assure that we will generate cash from operations or other potential sources to fund our future working capital needs.

We incurred net losses of $1.0 million in fiscal 2019, and $3.1 million in fiscal 2018. These losses have contributed to an accumulated deficit of $28.5 million as of March 31, 2019. Beginning in fiscal 2012, we invested primarily in the development of our ASGA product platform for EW test and emulation applications, which we believe possesses greater long-term opportunities for revenue growth and improved gross margins compared to our previous general-purpose test and measurement product lines, the substantial majority of which have been sold as of March 31, 2018. Through March 31, 2019, the Company has spent approximately $20 million towards the development of the ASGA system product platform.  Although we have shipped ASGA system products to several customers, potential delays in the refinement of further features, longer than anticipated sales cycles, or the ability to generate shipments in significant quantities, could significantly contribute to additional future losses.

The lack of adequate working capital from any inability to generate cash flow from operations or to raise equity or debt financing could force us to discontinue or suspend product lines, business segments or otherwise substantially curtail or cease operations and would, therefore, have an adverse effect on our business and financial condition. Furthermore, we cannot assure that any necessary financing, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing shareholders. If our financial condition were to worsen and we become unable to attract additional equity or debt financing or enter into other strategic transactions, we could become insolvent or be forced to declare bankruptcy, and we would not be able to execute our growth strategy.

Our recent losses and limited liquidity during most of Fiscal 2019 and prior fiscal years caused us to reduce product development expenditures and headcount.

Our recent losses and limited liquidity caused us to reduce our R&D expenditures and headcount in fiscal 2019 and prior years. This prolonged reduction of R&D spending caused us to delay the development of certain features of our ASGA product platform. As a result of the Company’s improved operating performance in fiscal 2019, due in part to the receipt of a $4.0 million ASGA product order in February 2019, the receipt of $2.5 million in gross proceeds from the sale of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock (“Series E Shares”) between March 2018 and March 2019, and a projected increase in ASGA product sales in fiscal 2020, the Company anticipates hiring additional R&D personnel and incurring additional R&D expenditures during fiscal 2020 compared to fiscal 2019. Any delays in the receipt of future orders for our ASGA or other products would adversely impact our quarterly operating results during the second half of calendar 2020 and subsequent periods.

We face risks related to production delays, delays of customer orders and higher selling price of a new product platform.

Our ASGA product platform has been our primarily product development focus during the past seven years, however, delays in completing its development, together with early design and manufacturing issues and longer than anticipated sales cycles have contributed to our losses and increased accumulated deficit as of March 30, 2019. Additionally, the average selling price of our new ASGA products is considerably higher that our prior general-purpose test and measurement products, which in turn, requires additional internal approvals on the part of the purchaser and generally leads to longer sales cycles. Our financial condition may also cause potential customers to delay, postpone or decide against placing orders for our products. Continued longer than anticipated sales cycles in future fiscal years, or delays in production and shipping volume quantities, could significantly contribute to additional losses.

Our sales are substantially dependent on the defense industry and a limited number of customers.

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

Our markets involve rapidly changing technology and standards.

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

Performance problems in our products or problems arising from the use of our products together with other vendors’ products may harm our business and reputation.

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

Our ASGA system products are extremely complex. Despite testing, our initial products contained defects and errors and may in the future contain defects, errors, or performance problems following its sale or when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could have a material adverse impact on our results of operations. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

Our products contain components produced by suppliers which may be discontinued or no longer available in future periods which could lead to production delays and adversely impact our operating results and financial condition.

Certain components produced by our suppliers may be discontinued or no longer available to us to produce our products. Such discontinuations would require us to seek replacement components that may take longer than expected to procure and lead to delays in product sales. To date, procurement of replacement products has not had a significant adverse impact on our operating results, however, such occurrences in the future may adversely impact our business operations and financial condition.

If we fail to maintain satisfactory compliance with quality certifications and classified processing and control standards, product deliveries may be delayed or cancelled which would adversely impact our business, operating result and financial condition.

Certain of our customer contracts require that we maintain quality certifications and classified processing and control standards. If we were unable to maintain such certifications and standards, our product shipments may be delayed or cancelled which would cause us to lose business or brand reputation, resulting in a material adverse effect on our business operating results and financial condition.

Our operating results may fluctuate from quarter to quarter, making it difficult to predict future performance.

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

There is a limited trading market for our common stock.

Although our common stock trades on the OTCQB Market, the trading volumes are generally low. As a result, there is limited liquidity for our common stock and it could be more difficult for investors to purchase or sell shares of our common stock compared to other publicly traded companies. In addition, because of the limited volume of trading in our common stock, a sale of a significant number of shares of our common stock in the open market could cause our stock price to decline significantly.

Our common stock price is volatile.

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

We may issue additional shares of common or preferred stock in the future, which could dilute a shareholder’s ownership of common stock.

Our articles of incorporation authorize our board of directors, generally without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder’s ownership of our common stock. The issuance of preferred stock could impair the voting, dividend and liquidation rights of common shareholders without their approval. To the extent that we issue options or warrants to purchase common stock in the future and the options or warrants are exercised, our shareholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of our common or preferred stock.

We have a significant number of outstanding warrants, options and shares of convertible preferred stock, which may cause significant dilution to our shareholders, adversely impact the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As of March 30, 2019, we had 11,360,511 shares of common stock outstanding. In addition, as of that date we had outstanding warrants to acquire 3,452,000 shares of common stock, options to acquire 2,735,000 shares of common stock and shares of convertible preferred stock convertible into an aggregate of 11,213,000 shares of common stock. The issuance of shares of common stock upon the exercise of warrants or options or conversion of preferred stock would dilute the percentage ownership interest of all holders of our common stock, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

The fact that our shareholders, warrant holders and option holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

Holders of our outstanding preferred stock have rights that are preferential to and may conflict with the rights and interests of holders of our common stock.

As of March 30, 2019, we had 116,934 shares of convertible preferred stock outstanding with aggregate liquidation preferences of $7.2 million. In addition, we must obtain the approval of the holders of our Series E Shares to complete certain types of transactions. For example, the Certificate of Determination for our Series E Shares prohibits us from issuing any shares having preferences that are superior to or on parity with our Series E Shares and the Investor Rights Agreement with the holders of our Series E Shares require that we obtain the approval of holders representing 66.6% of the Series E Shares to incur any additional indebtedness, other than commercial bank debt or trade debt.

These preferences and restrictions could make it more difficult to raise capital through sales of common stock, a new series of preferred stock or debt without the approval of the holders of our Series E Shares or other preferred shares, who interests may be different than those of our other shareholders who are not entitled to similar preferences or approval rights.

Our competition has greater resources.

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

We may incur substantial costs enforcing our intellectual property rights or defending against third-party claims as a result of litigation or other proceedings.

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

Our success depends substantially upon the continued services of our executive officers and other key members of management. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. Staffing due to the loss of one or more of our key employees or groups can be expensive, divert our attention from executing our business plan and could seriously harm our business. Furthermore, possible shortages of key personnel, including engineers, in the area surrounding our facilities could require us to pay more to hire and retain key personnel, thereby increasing our costs.

If we experience a significant cybersecurity attack or disruption in our IT systems, our business, reputation, and operating results could be adversely affected.

We rely on an internal IT system monitored by certain internal employees and third-party service providers to maintain our IT systems; maintain financial records; retain sensitive data, such as intellectual property, proprietary business information, and data related to customers, and suppliers; process orders; manage inventory; process shipments to customers; and operate other critical functions. The ongoing maintenance and security of this information is critical to the classified processing and control standards that our suppliers require us to maintain and the success of our business operations and our strategic goals.

Despite our implementation of network security measures, our network may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Our network security measures include, but are not limited to, the implementation of firewalls, antivirus protection, patches, log monitors, routine backups, offsite storage, network audits, and routine updates and modifications. Despite our efforts to create these security barriers, we may not be able to keep pace as new threats emerge and it is virtually impossible for us to entirely eliminate this risk. Cybersecurity attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, reputation, operating results and financial condition, and no assurance can be given that our efforts to reduce the risk of such attacks will be successful.

In addition, our IT systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. To the extent that such disruptions occur, our customers and suppliers may lose confidence in our solutions and we may lose business or brand reputation, resulting in a material and adverse effect on our business operating results and financial condition.

Business interruptions could delay or prevent our business activities, which could have a material adverse effect on our business, financial condition and results of operations.

Our primary facility and headquarters is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to other natural disasters and other events that could disrupt our operations that may be beyond our control. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operating results, cash flows, and success as an overall business.

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

We added a second engineering office located in a 1,200 square foot facility in Nashua, New Hampshire, which we leased on February 1, 2019 under a lease agreement which expires on January 31, 2022.

We believe that our Dublin and New Hampshire facilities are adequate for our business activities.

ITEM 3. LEGAL PROCEEDINGS

As of March 30, 2019, the Company had no material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the OTCQB market using the symbol “GIGA”. The number of record holders of our common stock as of March 30, 2019 was approximately 114. A significantly larger number of shareholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without mark-ups, mark-downs, or commission and may not reflect actual transactions.

	Fiscal Quarter			Fiscal Quarter
	2019	High	Low	2018	High	Low
First Quarter	(4/01 - 6/30)	$0.35	$0.23	(3/26 - 6/24)	$0.90	$0.73
Second Quarter	(7/01 - 9/29)	0.46	0.30	(6/25 - 9/30)	0.89	0.58
Third Quarter	(9/30 - 12/29)	0.35	0.23	(10/01 - 12/30)	0.85	0.37
Fourth Quarter	(12/30 - 3/30)	0.45	0.24	(12/31 - 3/31)	0.42	0.26

We have not paid cash dividends on our common stock in the past and have no current plans to do so in the future, believing our available capital is best used to fund our operations, including product development and enhancements. In addition, in the absence of positive retained earnings, California law permits payment of cash dividends on our common stock only to the extent total assets exceed the sum of total liabilities and the liquidation preference amounts of preferred securities. At March 30, 2019, the Company’s assets were less than this sum by $5.4 million. Our shares of Series E preferred stock provide for semi-annual 6% cumulative cash dividends based on the original purchase price of $25.00 per share, however we may exercise our right to pay any such dividends in shares of our common stock instead of cash.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available under the Company equity compensation plans at March 30, 2019.

Equity Compensation Plan Information
No. of
securities
remaining
available for
future issuance
under equity
	No. of		compensation
	securities to be	Weighted	plans
	issued upon	average	(excluding
	exercise of	exercise price	securities
	outstanding	of outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,334,700	$0.42	1,686,000
Equity compensation plans not approved by security holders (2)	400,000	0.33	-
Total	2,734,700	$0.41	1,686,000

(1)

Does not include warrants issued to purchasers of units consisting of stock and warrants in private placements or to lenders in connection with debt financing. Includes nonqualified options for 299,750 shares repriced from $1.64, $1.42 and $1.65 per share to $0.33 per share, the closing market price on the effective date. Does not include warrants to purchase 287,750 shares of common stock at the price of $0.25 per share issued to a placement agent for services in connection with a private placement.

(2)

Reflects a special grant of nonqualified options for 400,000 shares of common stock in consideration of employment of an employee and officer. The exercise price is $0.33 per share and the vesting schedule is also 25% after one year and 1/48th of the original grant each month thereafter.

Issuer Repurchases

We did not repurchase any of our equity securities during the fiscal year ended March 30, 2019.

Recent Sales of Unregistered Securities

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

On September 28, 2018, the Company issued and sold 400 additional Series E Shares to one accredited investor in a private placement pursuant to a Securities Purchase Agreement. The purchase price for each Series E Share was $25.00, resulting in total gross proceeds of $10,000. Emerging Growth Equities, Ltd. served as the Company’s exclusive placement agent in connection with the private placement. Fees payable to Emerging Growth Equities, Ltd. at completion of the transaction were 2.5% of gross proceeds, plus warrants to purchase 2.5% of the number of common shares into which the Series E shares can be converted (100 common shares) at an exercise price of $0.25 per share, or 40,000 shares of common stock.

During the six-month period beginning September 30, 2018 and ending March 30, 2019, the Company sold an aggregate of 30,000 additional Series E Shares in a private placement to nine accredited investors at the price of $25.00 per share for gross proceeds of $750,000. Each Series E share is convertible into shares of common stock at a price of $0.25 per share (i.e., 100 shares of common stock per share of Series E) at the option of the holder. Emerging Growth Equities, Ltd. served as the Company’s exclusive placement agent in connection with the private placement. Fees payable to Emerging Growth Equities, Ltd. at completion of the transactions were 5% of gross proceeds. The following table provides additional information about these sales.

Date	Number of Series E Shares Sold	Gross Proceeds	Placement Agent Compensation Fees	Warrants to Purchase Common Stock
November 21, 2018	2,000	$50,000	$2,500	200,000
November 30, 2018	5,400	$135,000	$6,750	540,000
December 7, 2018	1,400	$35,000	$1,750	140,000
December 28, 2018	1,600	$40,000	$2,000	160,000
January 23, 2019	600	$15,000	$750	60,000
February 7, 2019	7,400	$185,000	$9,250	740,000
February 8, 2019	2,000	$50,000	$2,500	200,000
March 6, 2019	9,600	$240,000	$12,000	960,000

The Company issued the foregoing securities in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 based on the fact that the sales were made to a limited number of accredited investors in a private placement. The Company expects to use the proceeds for working capital and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview and Refocusing of Giga-tronics

We manufacture specialized electronics equipment for use in both military test and airborne operational applications. Our operations consist of two business segments, those of our wholly-owned subsidiary, Microsource, and those of our Giga-tronics Division.

●

Microsource’s primary business is the design of custom Microwave Integrated Components (“MIC”) as well as the production of MIC components using chip and wire assembly methods. Our Microsource Division offers a line of tunable, synthesized Band Reject Filters (BRF) for solving interference problems in RADAR/EW applications. Self-protection systems onboard high performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. Microsource’s high-speed, tunable notch filters can quickly block interference from both continuous wave and wide bandwidth emissions. Using proprietary driver and phase lock technology, these filters offer tuning speeds that are up to ten times faster than traditional filter designs. We design these filters specifically for each application. Microsource customers are primarily prime contractors for whom we develop and manufacture aftermarket RADAR filters used in military fighter jet aircraft.

●

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR and Electronic Warfare (RADAR/EW) segment of the defense electronics market. Our RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems. Giga-tronics Division customers include major prime defense contractors, the armed services (primarily in the U.S.) and research institutes. The Company believes its newer RADAR/EW test products represent a greater long-term opportunity for sales growth and improved gross margins compared to its legacy test and measurement equipment product lines, the majority of which have been divested in recent years.

Microsource’s revenues have grown as prime contractors began upgrading additional aircraft. Initially Microsource supplied filters for one fighter jet, the F/A-18E. During our 2014 fiscal year, the prime contractor added a second aircraft, the F-15. Additionally, during our 2017 fiscal year, a second prime contractor added a third aircraft, the F-16. As a result, Microsource’s revenue has climbed to over $9.0 million during our 2019 fiscal year, which ended March 30, 2019. Microsource is a sole-source supplier of filters for the three fighter jets and we expect that the business will continue to be a significant source of our future revenue.

The Company believes that customer spending for EW systems, including test and emulation, will grow in future years due to more complex RADAR signals and foreign investment in new technology, which will require customers to have greater access to more sophisticated test and emulation equipment.

The Company believes it can become a leading supplier of solutions for evaluating RADAR and EW systems due to the investment the Company has made since 2012 in its ASGA functional test platform. The same digital technology that has revolutionized commercial communications and automotive electronics is now being applied to advanced RADAR and EW systems. This shift in technology limits the effectiveness of currently available test solutions due to the inability of these solutions to properly stimulate and actively interact with the RADAR and EW systems being tested. The Giga-tronics ASGA platform, however, does have the needed sophisticated control and real-time behavior built into the fabric of its architecture. This architecture allows for delivering test solutions with real time responses and closed loop behavior not available from any competitor.

Significant Orders

Both Microsource and the Giga-tronics Division have historically received large customer orders periodically. The timing of orders is sporadic and difficult to predict, and any achievement of associated milestones, can cause significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

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

In July 2016, Microsource received a $1.9 million non-recurring engineering services order associated with redesigning a component of its high performance YIG filter used on a fighter jet aircraft platform. Of this NRE service order, we delivered services of approximately $884,000 and $816,000 in fiscal years 2017 and 2018, respectively, and completed delivery of the remaining services during fiscal 2019.

In September 2017, Microsource received a $4.8 million order for continuing the YIG RADAR filter for a fighter jet platform. The Company began initial shipments of these filters in the fourth quarter of fiscal 2018 and recognized revenue on the majority of the order in fiscal 2019.

In February 2018, Microsource received a $1.6 million YIG RADAR filter order from one of our customers. The Company recognized $1.1 million of revenue in fiscal 2019 and expects to recognize the remainder of revenue in fiscal 2020.

In November 2018, Microsource received a $4.5 million YIG RADAR filter order from one of our customers.  The Company recognized $1.1 million of revenue in fiscal 2019 and expects to recognize the majority of the remaining revenue in fiscal year 2020.

Giga-tronics Division

In February 2019, the Giga-tronics Division received a $4.0 million order from the United States Navy for our Real-Time Threat Emulation System (TEmS) which is a combination of the Advanced Signal Generator Hardware platform, along with software developed and licensed to the Company from a major aerospace and defense company. The order is comprised of two TEmS units of equal value along with approximately $671,000 of engineering services to support and upgrade currently installed systems. The Company fulfilled the first TEmS unit order in the March 2019 quarter, the Company’s fourth quarter of fiscal 2019. The second TEmS unit order was fulfilled during the June 2019 quarter, the Company’s first quarter of fiscal 2020. The engineering services are expected to occur during the next twelve months.

Results of Operations

New orders by reporting segment are as follows for the fiscal years ended:

New Orders				% change
(Dollars in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
ASGA Products	$3,935	$1,813	$4,803	117%	(62)%
Legacy Products	165	238	2,724	(31)%	(91)%
Giga-tronics Division	$4,100	$2,051	$7,527	100%	(73)%
Microsource	5,327	7,550	7,567	(29)%	(0.2)%
Total	$9,427	$9,601	$15,094	(2)%	(36)%

Total new orders received in fiscal 2019 were $9.4 million which was consistent with the $9.6 million received in fiscal 2018. Although the new orders were consistent year over year, the product mix of new orders of higher Giga-tronics Division product orders ($2.0 million or 99%) was due mainly to the Company’s recent receipt in February 2019 of its $4.0 million ASGA product order from the U.S. Navy. The Microsource business unit saw a $2.2 million or 29% decrease in fiscal 2019 primarily due to the impact of the timing of large, multi-year RADAR filter production orders. The timing of receipt of expected large RADAR filter contracts varies from period to period.

Total new orders received in fiscal 2018 were $9.6 million which was $5.5 million or 36% lower than the $15.1 million received in fiscal 2017. The decrease was primarily the result of lower Giga-tronics Division product orders ($5.5 million or 73%) due mainly to the Company’s recent divestures of legacy test and measurement product lines and a decrease in ASGA product orders of $3.0 million due to a longer than anticipated sales cycle.

The following table shows order backlog and related information at fiscal year-end:

Backlog				% change
				2019 vs.	2018 vs.
(Dollars in thousands)	2019	2018	2017	2018	2017
ASGA Products	$2,195	$20	$562	10875%	(96)%
Legacy Products	47	57	201	(18)%	(72)%
Giga-tronics Division	2,242	77	763	2811%	(90)%
Microsource	4,446	11,088	10,601	(60)%	4.6%
Backlog of unfilled orders	$6,688	$11,165	$11,364	(40)%	(1.8)%
ASGA Products	2,195	20	562	10875%	(96)%
Legacy Products	47	57	201	(18)%	(72)%
Giga-tronics Division	2,242	77	763	2811%	(90)%
Microsource	2,239	7,342	4,917	(70)%	49%
Backlog of unfilled orders shippable within one year	$4,481	$7,419	$5,680	(40)%	31%
ASGA Products	—	—	—	—	—
Legacy Products	—	—	—	—	—
Giga-tronics Division	—	—	—	—	—
Microsource	2,207	3,746	5,684	(41)%	(34)%
Backlog of unfilled orders shippable after one year	$2,207	$3,746	$5,684	(41)%	(34)%

Backlog at the end of fiscal 2019 versus the prior year decreased by 40% primarily due to the impact of the adoption of ASC 606 on April 1, 2018. The Giga-tronics ASGA backlog at March 30, 2019 compared to March 31, 2018 increased $2.2 million primarily due to a large U.S. Navy order received in fiscal 2019.

Backlog at the end of fiscal 2018 decreased by $199,000 or 1.8% compared to the end of fiscal 2017. The decrease in backlog was primarily due to a longer than anticipated sales cycle for ASGA products for the Giga-tronics Division offset by an increase in RADAR filter products for Microsource.

The allocation of net sales by reporting segment was as follows for the fiscal years shown:

Allocation of Net Sales				% change
				2019 vs.	2018 vs.
(Dollars in thousands)	2019	2018	2017	2018	2017
ASGA Sales	$1,760	$2,205	$5,286	(20)%	(58)%
Legacy Product Sales	175	532	2,735	(67)%	(81)%
Giga-tronics Division	$1,935	$2,737	$8,021	(29)%	(66)%
Microsource	9,213	7,063	8,246	30%	(14)%
Total	$11,148	$9,800	$16,267	14%	(40)%

Net sales for the fiscal year ended March 30, 2019 were $11.1 million, an increase of 14%, compared to $9.8 million for the fiscal year ended March 31, 2018. The majority of the sales increase in fiscal 2019 was attributable to Microsource which was higher by $2.2 million or 30% partially offset by a $445,000 or 20% decrease in ASGA sales, and a $357,000 or 67% decrease in legacy product sales due to the Company’s recent legacy product line divestitures. The increase in net sales for Microsource was primarily due to higher RADAR filters product including the impact of the adoption of ASC 606, which was significantly offset by the lower sales of our Giga-tronics Division sales compared to the prior year. Effective April 1, 2018, the Company adopted the required Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606), which changed the way the Company recognizes revenue for certain contracts.

Net sales for the fiscal year ended March 31, 2018 were $9.8 million, a decrease of 40%, compared to $16.3 million for the fiscal year ended March 25, 2017. The majority of the sales decrease in fiscal 2018 was attributable to the Giga-tronics Division which was lower by $5.3 million or 66% primarily due to a $3.1 million or 58% decrease in ASGA product sales due to longer than anticipated sales cycles and, in part, by the Company’s reduced focus on selling complete EW test solutions in fiscal 2018, and a $2.2 million or 81% decrease in legacy product sales due to the Company’s recent legacy product line divestitures. Microsource sales decreased in fiscal 2018 by $1.2 million or 14% compared to fiscal 2017 due to lower scheduled RADAR filter shipments in fiscal 2018 and the completion of certain related nonrecurring engineering (NRE) services in fiscal 2017.

The allocation of gross profit by reporting segment was as follows for the fiscal years shown:

Gross Profit				% change
				2019 vs.	2018 vs.
(Dollars in thousands)	2019	2018	2017	2018	2017
Giga-tronics Division	$1,097	$(12)	$1,512	9242%	(101)%
Microsource	3,626	2,748	3,039	32%	(10)%
Total	$4,723	$2,736	$4,551	73%	(40)%

Gross profit increased in fiscal 2019 to $4.7 million from $2.7 million for fiscal 2018. The higher gross profit was primarily due to a decrease in cost of sales of 9% and an increase in sales of 14%.

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

Operating expenses were as follows for the fiscal years shown:

Operating Expenses				% change
(Dollars in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Engineering	$1,304	$1,794	$2,254	(27)%	(20)%
Selling, general and administrative	3,707	4,076	4,641	(9)%	(12)%
Total	$5,011	$5,870	$6,895	(15)%	(15)%

Operating expenses decreased 15% or $859,000 in fiscal 2019 compared to fiscal 2018. Engineering expenses decreased $490,000 during fiscal 2019 when compared to fiscal 2018 primarily due to a decrease in personnel related expenses due to lower headcount. Selling, general and administrative expenses decreased 9% or $369,000 primarily due to a decrease in headcount and personnel related expenses, and a decrease in bonuses and commissions.

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

Our recent losses and limited liquidity caused us to reduce our R&D expenditures and headcount in fiscal 2019 and prior years. With the Company’s improved operating performance in fiscal 2019 and a projected increase in ASGA product sales in fiscal 2020, the Company anticipates hiring additional R&D personnel and incurring additional R&D expenditures during fiscal 2020 compared to fiscal 2019.

Net Interest Expense

Net interest expense in fiscal 2019 was $713,000 an increase of $252,000 over fiscal 2018. Interest expense increased primarily due to the loan modification with PFG effective March 26, 2018, as well as additional interest accrued as a result of the Company’s issuance of Series E Shares in March of 2018 and throughout fiscal 2019. For fiscal 2019, interest expense includes $223,000 of accretion of discounts on the PFG loan compared to $127,000 recorded in fiscal 2018.

Net interest expense in fiscal 2018 was $461,000 an increase of $328,000 over fiscal 2017. The increased net interest expense in fiscal 2018 was primarily due to the additional interest as a result of non-compliance with certain covenants on the PFG loan and higher loan balances in fiscal 2018.

Net Loss

Net loss was $1.0 million in fiscal 2019, compared to a net loss of $3.1 million in fiscal 2018. The decrease in net loss for fiscal 2019 was primarily due to significantly improved gross margins of 42% in fiscal 2019 compared to 28% in fiscal 2018 due to the change in revenue mix described above (including the impact of the adoption of ASC 606) as well as a decrease in operating expenses of 15% or $859,000 in fiscal 2019 over fiscal 2018. Engineering expenses decreased primarily due to a decrease in personnel related expenses due to lower headcount. Selling, general and administrative expenses decreased primarily due a decrease in headcount and personnel related expenses as well as a decrease in bonuses and commissions.

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

Net Inventories

Inventories consisted of the following:

Net Inventories				% change
				2019 vs.	2018 vs.
(Dollars in thousands)	March 30, 2019	March 31, 2018	March 25, 2017	2018	2017
Raw materials	$759	$2,290	$1,775	(67)%	29%
Work-in-progress	1,523	2,100	2,155	(27)%	(3)%
Finished goods	57	561	473	(90)%	19%
Demonstration inventory	395	536	408	(26)%	31%
Total	$2,734	$5,487	$4,811	(50)%	14%

Net inventories decreased by $2.8 million at March 30, 2019 compared to March 31, 2018. The decrease was primarily the result of the impact of the adoption of ASC 606 as well as lower inventory due to the timing of RADAR filter production, the shipment of an ASGA system, and lower demonstration inventory.

Net inventories increased by $676,000 at March 25, 2018 compared to March 25, 2017. The increase was primarily the result of higher raw materials inventory due to the timing of RADAR filter production, and increased demonstration inventory to support ASGA sales efforts.

Financial Condition and Liquidity

	Fiscal Year Ended
	March 30, 2019	March 31, 2018
Cash and cash equivalents	$878	$1,485
Total current assets	5,534	7,423
Total current liabilities	3,913	7,809
Working capital	$1,621	$(386)
Current ratio	1.41	0.95

As of March 30, 2019, Giga-tronics had $878,000 in cash and cash equivalents, compared to $1.5 million as of March 31, 2018. The Company had positive working capital of $1.6 million at March 30, 2019 compared to negative working capital of ($386,000) at March 31, 2018. The current ratio (current assets divided by current liabilities) at March 30, 2019 was 1.41 compared to 0.95 at March 31, 2018. The increase in working capital was primarily due to the acceleration of revenue of $671,000, and an increase in prepaids and other current assets of $1.3 million, offset by a decrease in deferred revenue of $3.4 million, and a decrease in inventories of $2.8 million, all of which resulted from the adoption of ASC 606 during fiscal 2019.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Fiscal Year Ended
	March 30, 2019	March 31, 2018
Net cash used in operating activities	$(1,307)	$(1,617)
Net cash used in investing activities	-	(688)
Net cash provided by financing activities	$700	$2,369

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities for fiscal years 2019 and 2018 due primarily to operating results.

Cash used by operating activities during the fiscal year ended March 30, 2019 of $1.3 million was primarily attributable to our net loss, and changes in our working capital accounts, partially offset by other non-cash charges of $264,000 for depreciation and amortization and $245,000 for share-based compensation. Cash flow from our operating assets and liabilities decreased by $1.2 million as a result of decreased inventories of $1.2 million, a $133,000 increase in accrued payroll and benefits, a $807,000 decrease in deferred revenue, a $1.1 million increase in prepaid expenses and other current assets, a $204,000 increase in accounts receivable, a decrease in accounts payable of $249,000, and a $20,000 decrease in other accrued liabilities.

Cash used by operating activities during the fiscal year ended March 31, 2018 of $1.6 million was primarily attributable to our net loss of $3.1 million and a gain on the sale of a product line of $324,000, offset by non-cash charges of $1.1 million for depreciation and amortization, $251,000 for share-based compensation and a $487,000 increase in deferred rent. Cash flow from our operating assets and liabilities decreased by $83,000 primarily as a result of increased inventories of $676,000, a decrease in accrued payroll and benefits and deferred revenue of $240,000 each, and a $111,000 decrease in accounts payable, offset by a $590,000 decrease in accounts receivable, a $365,000 decrease in prepaid expenses and other current assets and a $229,000 increase in other current liabilities.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our sales, which fluctuate significantly from one period to another due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the fiscal year ended March 30, 2019 was zero.

Cash used in investing activities for the fiscal year ended March 31, 2018 was $688,000 as a result of leasehold improvements in connection with the Company’s facility relocation to Dublin, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the fiscal year ended March 30, 2019 was $700,000, primarily due to net proceeds of $1.2 million from the Company’s issuance of Series E Shares as well as proceeds from the exercise of warrants of $112,000, partially offset by a $552,000 decrease in our line of credit and a $52,000 decrease in our capital lease.

Cash provided by financing activities for the fiscal year ended March 31, 2018 was $2.4 million, primarily due to net proceeds of $1.5 million from a new term loan with PFG and net proceeds of $1.0 million from the Company’s issuance of Series E convertible preferred stock.

Liquidity and Capital Resources

The Company incurred a net loss of $1.0 million and $3.1 million in fiscal years 2019 and 2018, respectively. These losses have contributed to an accumulated deficit of $28.5 million as of March 30, 2019. The Company has also experienced delays in the development or refinement of features, receipt of orders, and shipments for our RADAR/EW test system products. These delays have contributed, in part, to the losses and decreases in working capital.

The RADAR/EW test system products have shipped to several customers, but potential delays in the development of features, longer than anticipated sales cycles, or uncertainty as to the Company’s ability to efficiently manufacture our EW test system products, could significantly contribute to additional future losses and decreases in working capital.

To help fund operations, we rely on advances under the line of credit with Western Alliance Bank (formerly Bridge Bank). On March 11, 2019, the Company entered into an Amended and Restated Business Financing Agreement (the “Restated Financing Agreement”) with Western Alliance Bank. The Restated Financing Agreement amends, restates and replaces the Company’s Business Financing Agreement with Western Alliance Bank (doing business as Bridge Bank) dated May 6, 2015 (as previously amended, the “Previous Financing Agreement”) in its entirety.

Under the Restated Financing Agreement, Western Alliance Bank may advance up to 85% of the amounts of invoices issued by the Company, up to a maximum of $2,500,000 in aggregate advances outstanding at any time. The Restated Financing Agreement eliminates a $500,000 non-formula borrowing base and an asset coverage ratio financial covenant (see Item 8. Financial Statements and Supplementary Data, – Notes to Consolidated Financial Statements, Note 5, Accounts Receivable Credit Line).

As of March 30, 2019 and March 31, 2018, the Company’s total outstanding borrowings under the Western Alliance Bank line of credit were zero and $552,000, respectively.

During April 2017, we entered into a $1.5 million loan agreement with Partners For Growth, V L.P. (“PFG”) to provide additional cash to fund our operations. As a result of experiencing continued delays in receiving RADAR/EW test system product orders in fiscal 2018, we were unable to maintain compliance with certain financial covenants required by the PFG loan and, as a result, were subject to a default interest rate between June 2017 and March 2018. On March 26, 2018, and concurrent with the execution of certain stock purchase agreements for the sale of new Series E Convertible Preferred Stock and conditional upon the sale of at least $1.0 million in gross proceeds thereof, the Company and PFG entered into a modification agreement which provided for the restructuring of certain terms of the PFG loan including resetting of the financial covenants for the remaining loan term (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements Note 6, Term Loan and Warrants).

In order to raise additional working capital and to restructure the PFG loan, on March 26, 2018, the Company entered into a Securities Purchase Agreement for the sale of 43,800 shares of a newly designated series of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock to approximately 15 private investors. The purchase price for each Series E Share was $25.00. Gross proceeds received by the Company were approximately $1.095 million (the “Private Placement”). Net proceeds to the Company after fees and expenses of the Private Placement was approximately $1.0 million. Each Series E Share is initially convertible at the option of the holder at the purchase price of $0.25 per share of common stock, which is 100 shares of the Company’s common stock per each Series E Share (see Item 8. Financial Statements and Supplementary Data, Note 19, Preferred Stock – Series E Senior Convertible Voting Preferred Stock).

In December 2018, the Company and PFG entered into an additional modification agreement which conditionally extended the maturity date of the loan from April 27, 2019 to November 1, 2019, required the Company to pay all accrued interest on May 1, 2019 and requires the Company to make monthly prepayments of principal of $75,000 and accrued interest beginning on May 1, 2019 until maturity. The effectiveness of the modification was conditioned on the Company raising $500,000 in additional capital. As of March 30, 2019, the Company had satisfied this condition.

On March 11, 2019, the Company and PFG agreed to further modify the 2017 Loan Agreement to extend the maturity date to March 1, 2020 and add financial covenants requiring the Company to maintain a minimum tangible net worth and minimum revenues described in the modified 2017 Loan Agreement (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements Note 6, Term Loan and Warrants).

In order to raise additional working capital for the fiscal year ended March 30, 2019, the Company issued an additional 56,200 Series E shares to both new and existing investors at a purchase price of $25.00 per share for total gross proceeds of $1,405,000. Each Series E Share is initially convertible (at the option of the holder) at a conversion price of $0.25 per share of common stock, representing 100 shares of the Company’s common stock per each Series E Share. As of March 30, 2019, 1,600 issued Series E Shares were converted at the option of the holders and the Company has issued an aggregate of 160,000 shares of common stock upon conversion (see Item 8. Financial Statements and Supplementary Data, Note 17, Preferred Stock and Warrants – Series E Senior Convertible Voting Perpetual Preferred Stock).

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

Management will continue to review all aspects of its business including, but not limited to, the contribution of its individual business segments in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams. Management will also continue seeking additional working capital and liquidity through debt (including debt refinancing), or equity financings.

Management believes that through the actions to date and possible future actions described above, we should have the necessary liquidity to continue operations at least twelve months from the issuance of the financial statements.

Contractual Obligations

We lease our Dublin, California facility under an operating lease agreement which expires in March 2023. We also lease certain equipment under operating leases. Total future minimum lease payments under these leases amount to approximately $2.1 million, of which $450,000 is scheduled to be paid in fiscal 2020.

We lease our Nashua, New Hampshire facility under an operating lease agreement which expires January 31, 2022. Total future minimum lease payments under this lease amount to $49,500, of which $18,000 is scheduled to be paid in fiscal 2020.

We lease equipment under capital leases that expire through September 2020. The future minimum lease payments under these leases are approximately $69,000.

We are committed to purchase certain inventory under non-cancelable purchase orders. As of March 30, 2019, total non– cancelable purchase orders were approximately $1,260,000 and are scheduled to be delivered to the Company at various dates through March 2020.

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on estimated selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation.

We generate revenue through the design, manufacture, and sale of products used in the defense industry to major prime defense contractors, the armed services (primarily in the U.S.) and research institutes. There is generally one performance obligation in our contracts with our customers. For highly engineered products, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. In these circumstances, the performance obligation is the design and manufacturing service. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation using a cost-to-cost method. Engineering services are also satisfied over time and recognized on the cost-to-cost method. These types of revenue arrangements are typical for our defense contracts within the Microsource segment for its RADAR filter products used in fighter jet aircrafts.

For the sale of standard or minimally customized products, the performance obligation is the series of finished products which are recognized at the points in time the units are transferred to the control of the customer, typically upon shipment. This type of revenue arrangement is typical for our commercial contracts within the Giga-tronics segment for its Advanced Signal Generation and Analysis system products used for testing RADAR and Electronic Warfare (“RADAR/EW”) equipment.

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

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements (including standby letters of credit, guarantees, contingent interests in transferred assets, contingent obligations indexed to its own stock or any obligation arising out of a variable interest in an unconsolidated entity that provides credit or other support to the Company), that have or are likely to have a material effect on its financial conditions, changes in financial conditions, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIGA-TRONICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 30, 2019	March 31, 2018
Assets
Current assets:
Cash and cash-equivalents	$878	$1,485
Trade accounts receivable, net of allowance of $8 and $8, respectively	568	364
Inventories, net	2,734	5,487
Prepaid expenses and other current assets	1,354	87
Total current assets	5,534	7,423
Property and equipment, net	569	833
Other long term assets	176	175
Total assets	$6,279	$8,431
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$—	$552
Loan payable, net of discounts and issuance costs	1,781	1,447
Accounts payable	747	996
Accrued payroll and benefits	476	343
Deferred revenue	—	3,374
Deferred rent	74	58
Capital lease obligations	41	52
Deferred liability related to asset sale	40	40
Other current liabilities	754	947
Total current liabilities	3,913	7,809
Other non-current liabilities	172	—
Long term deferred rent	358	429
Long term obligations - capital lease	21	62
Total liabilities	4,464	8,300
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock of no par value; Authorized - 1,000,000 shares
Series A - designated 250,000 shares; no shares at March 30, 2019 and March 31, 2018 issued and outstanding	—	—
Series B, C, D - designated 19,500 shares; 18,533.51 shares at March 30, 2019 and March 31, 2018 issued and outstanding; (liquidation preference of $3,540 at March 30, 2019 and March 31, 2018)	2,911	2,911
Series E - designated 100,000 shares; 98,400 shares at March 30, 2019 and 43,800 shares at March 31, 2018 issued and outstanding; (liquidation preference of $3,690 at March 30, 2019 and $1,643 at March 31, 2018)	1,895	702
Common stock of no par value; Authorized - 40,000,000 shares; 11,360,511 shares at March 30, 2019 and 10,312,653 at March 31, 2018 issued and outstanding	25,557	25,200
Accumulated deficit	(28,548)	(28,682)
Total shareholders' equity	1,815	131
Total liabilities and shareholders' equity	$6,279	$8,431

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Years Ended
	March 30, 2019	March 31, 2018
Net revenue
Goods	$2,123	$2,915
Services	9,025	6,885
Total revenue	11,148	9,800
Cost of sales	6,425	7,064
Gross profit	4,723	2,736

Operating expenses:
Engineering	1,304	1,794
Selling, general and administrative	3,707	4,076
Total operating expenses	5,011	5,870

Operating loss	(288)	(3,134)

Gain on adjustment of warrant liability to fair value	—	172
Gain on sale of product line	—	324
Interest expense, net	(713)	(461)
Loss before income taxes	(1,001)	(3,099)
Provision for income taxes	42	2
Net loss	$(1,043)	$(3,101)
Deemed dividend on Series E shares	—	(557)

Net loss attributable to common shareholders	$(1,043)	$(3,658)

Loss per common share – basic	$(0.10)	$(0.38)
Loss per common share – diluted	$(0.10)	$(0.38)

Weighted average common shares used in per share calculation:
Basic	10,775	9,738
Diluted	10,775	9,738

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 25, 2017	18,534	$2,911	9,594,203	$24,390	$(25,581)	$1,720
Net loss	—	—	—	—	(3,101)	(3,101)
Restricted stock granted	—	—	586,950	—	—	—
Restricted stock forfeited	—	—	(236,000)	—	—	—
Stock based compensation	—	—	—	251	—	251
Shares issued related to loan agreement	—	—	367,500	224	—	224
Proceeds from issuance of Series E preferred stock, net of issuance costs of $102	43,800	993	—	—	—	993
Repriced 2016 investor warrants	—	(203)	—	203	—	—
Fair value of the warrants issued to EGE as issuance cost of Series E	—	(54)	—	54	—	—
Repricing of warrants issued to EGE related to 2016 private placement	—	(34)	—	34	—	—
Fair value of modified PFG warrants	—	—	—	44	—	44
Beneficial conversion feature (BCF) upon issuance of Series E preferred shares	—	(557)	—	557	—	—
Deemed dividend of discount to Series E preferred shares resulting from recognition of BCF	—	557	—	(557)	—	—
Balance at March 31, 2018	62,334	3,613	10,312,653	25,200	(28,682)	131
Cumulative effect of ASC 606 Adoption	—	—	—	—	1,177	1,177
Net loss	—	—	—	—	(1,043)	(1,043)
Restricted stock granted	—	—	310,000	—	—	—
Restricted stock forfeited	—	—	(25,000)	—	—	—
Share based compensation	—	—	—	245	—	245
Shares issued related to loan agreement	—	—	30,000	—	—	—
Proceeds from issuance of Series E preferred stock, net of issuance costs of $212	56,200	1,193	—	—	—	1,193
Warrants exercises	—	—	572,858	112	—	112
Shares issued from conversion of Series E preferred stock	(1,600)	—	160,000	—	—	—
Balance at March 30, 2019	116,934	$4,806	11,360,511	$25,557	$(28,548)	$1,815

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(1,043)	$(3,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264	1,116
Share based compensation	245	251
Accretion of discounts and issuance costs on debt	224	127
Adjustment of warrant liability to fair value	—	(172)
Change in fair value of equity forward	—	(16)
Gain on sale of product line	—	(324)
Accrued interest and fees on loan payable	111	98
Change in deferred rent	(55)	487
Changes in operating assets and liabilities:
Trade accounts receivable	(204)	590
Inventories	1,172	(676)
Prepaid expenses and other current assets	(1,078)	365
Accounts payable	(249)	(111)
Accrued payroll and benefits	133	(240)
Deferred revenue	(807)	(240)
Other current and non-current liabilities	(20)	229
Net cash used in operating activities	(1,307)	(1,617)

Cash flows from investing activities:
Purchases of property and equipment	—	(688)
Net cash used in investing activities	—	(688)

Cash flows from financing activities:

Payments on capital leases	(52)	(50)
Repayments of line of credit	(552)	(30)
Proceeds from loan payable, net of issuance costs	—	1,456
Proceeds from issuance of Series E preferred stock, net of issuance costs	1,192	993
Proceeds from exercise of warrants	112	—
Net cash provided by financing activities	700	2,369

Increase (decrease) in cash and cash-equivalents	(607)	64

Beginning cash and cash-equivalents	1,485	1,421
Ending cash and cash-equivalents	$878	$1,485

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$32	$2
Cash paid for interest	$248	$282
Supplementary disclosure of noncash investing and financing activities:
Cumulative effect of adoption ASC 606 on inventory	$(1,581)	$—
Cumulative effect of adoption ASC 606 on prepaid expenses and other current assets	$188	$—
Cumulative effect of adoption of ASC 606 on deferred revenue	$2,568	$—
Fair value of warrants issued to EGE as issuance costs for Series E	$—	$54
Fair value of modified warrants	$—	$281
Common stock issued in connection with debt issuance	$—	$224
Equipment disposal	$—	$380

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies

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

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2019 ended on March 30, 2019 resulting in a 52 week year. Fiscal year 2018 ended on March 31, 2018, which resulted in a 53 week year. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

The Company generates revenue through the design, manufacture, and sale of products used in the defense industry to major prime defense contractors, the armed services (primarily in the U.S.) and research institutes. There is generally one performance obligation in the Company’s contracts with its customers. For highly engineered products, the customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. In these circumstances, the performance obligation is the design and manufacturing service. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation using a cost-to-cost method. Engineering services are also satisfied over time and recognized on the cost-to-cost method. These types of revenue arrangements are typical for the Company’s defense contracts within the Microsource segment for its RADAR filter products used in fighter jet aircrafts.

For the sale of standard or minimally customized products, the performance obligation is the series of finished products which are recognized at the points in time the units are transferred to the control of the customer, typically upon shipment. This type of revenue arrangement is typical for our commercial contracts within the Giga-tronics segment for its Advanced Signal Generation and Analysis system products used for testing RADAR and Electronic Warfare (“RADAR/EW”) equipment.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include:

•	Design and manufacturing services
•	Product supply – Distinct goods or services that are substantially the same
•	Engineering services

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

Transaction Price

The Company has both fixed and variable consideration. Under the Company’s highly engineered design and manufacturing arrangements, advance payments and unit prices are considered fixed, as the product is not returnable and the Company has an enforceable right to reimbursement in the event of a cancellation. For standard and minimally customized products, payments can include variable consideration, such as product returns and sales allowances. The transaction price in engineering services arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. Milestone payments are identified as variable consideration when determining the transaction price. At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. The Company estimates variable consideration at the amount to which they expect to be entitled and determines whether to include estimated amounts as a reduction in the transaction price based largely on an assessment of the conditions that might trigger an adjustment to the transaction price and all information (historical, current and forecasted) that is reasonably available to the Company. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved.

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

Timing of Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recognized for design and manufacturing services and for engineering services over time proportionate to the costs that the Company has incurred to perform the services using the cost-to-cost input method and for products at a point in time. Approximately 81% of the Company’s revenue is recognized over time, with the remaining 19% recognized at a point in time.

Changes in Estimates

The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

For contracts using the cost-to-cost method, management reviews the progress and execution of the performance obligations. This process requires management judgment relative to estimating contract revenue and cost and making assumptions for delivery schedule. This process requires management’s judgment to make reasonably dependable cost estimates. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. Revenue recognized over time using the cost-to-cost method represented approximately 81% of revenue for fiscal 2019.

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

New Accounting Standards

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share based transactions with nonemployees in which the grantor acquires goods or services to be used or consumed. Under the new standard, most of the guidance on recording share-based compensation granted to nonemployees will be aligned with the requirements for share-based compensation granted to employees. This standard will be effective in the first quarter of fiscal 2020, and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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
Shareholders' Equity
Accumulated deficit	$(28,682)	$1,176	$(27,506)

In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet for fiscal year ended March 30, 2019 was as follows (in thousands except for net loss per share):

For the fiscal year ended March 30, 2019	Without ASC 606 Adoption	ASC 606 Adjustments	As Reported
Assets
Prepaid and other current assets	$58	$1,296	$1,354
Inventories, net	4,815	(2,081)	2,734
Liabilities
Deferred revenue	$2,132	$(2,132)	$-
Shareholders' Equity
Accumulated deficit	$(28,714)	$166	$(28,548)
Revenue
Revenue	$10,477	$671	$11,148
Cost of sales
Cost of sales	$5,925	$500	$6,425
Net loss	$(1,214)	171	$(1,043)
Net loss per share, basic and fully diluted	$(0.11)	$0.02	$(0.10)

The following table presents changes in the Company’s contract assets and liabilities for the fiscal year ended March 30, 2019.

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Assets	$189	$1,535	$(428)	$1,296
Contract Liabilities: Deferred Revenue	$(806)	$(1,846)	$2,652	$-

During the fiscal year ended March 30, 2019, the Company recognized the following revenues (in thousands):

Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,063
New activities in the period:
Changes in estimates	119
Performance obligations satisfied	7,843
Total services revenue	$9,025

As of March 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.0 million, of which the Company expects to recognize $2.7 million into revenue within the next twelve months and $1.3 million after the next twelve months.

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

Research and Development Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on the Company’s behalf and indirect costs are expensed as operating expenses when incurred. Research and development costs totaled approximately $1.3 million and $1.8 million for the years ended March 30, 2019 and March 31, 2018, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 30, 2019 and March 31, 2018, management believes there has been no impairment of the Company’s long-lived assets.

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

Product Development Costs The Company incurs pre-production costs on certain long-term supply arrangements. The costs, which represent non-recurring engineering and tooling costs, are capitalized as other assets and amortized over their useful life when reimbursable by the customer. All other product development costs are charged to operations as incurred. Capitalized pre-production costs included in inventory were immaterial as of March 30, 2019 and March 31, 2018.

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

Discontinued Operations The Company reviews its reporting and presentation requirements for discontinued operations as it moves to newer technology within the test and measurement market from legacy products to the newly developed Advanced Signal Generator. The disposal of these product line sales represents an evolution of the Company’s Giga-tronics Division to a more sophisticated product offered to the same or similar customer base. The Company has evaluated the sales of product lines concluding that each product line does not meet the definition of a “component of an entity” as defined by ASC 205-20.The Company is able to distinguish revenue and gross margin information as disclosed in Note 8, Sale of Product Lines to the accompanying financial statements; however, operations and cash flow information is not clearly distinguishable and the company is unable to present meaningful information about results of operations and cash flows from those product lines.

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

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the statements of cash flows. These excess tax benefits were not significant for the Company for the fiscal years ended March 30, 2019 or March 31, 2018.

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

Financial Instruments and Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist of cash, cash-equivalents and trade accounts receivable. The Company’s cash-equivalents consist of overnight deposits with federally insured financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security. At March 30, 2019, three customers combined accounted for 97% of consolidated gross accounts receivable. At March 31, 2018, one customer accounted for 79% of consolidated gross accounts receivable.

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

2	Cash and Cash-Equivalents

Cash and cash-equivalents of $878,000 and $1.5 million at March 30, 2019 and March 31, 2018, respectively, consisted of demand deposits with a financial institution that is a member of the Federal Deposit Insurance Corporation (FDIC). At March 30, 2019, $628,000 of the Company’s demand deposits exceeded FDIC insurance limits.

3	Inventories

Inventories consisted of the following:

(Dollars in thousands)	March 30, 2019	March 31, 2018
Raw materials	$759	$2,290
Work-in-progress	1,523	2,100
Finished goods	57	561
Demonstration inventory	395	536
Total	$2,734	$5,487

4	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

(Dollars in thousands)	March 30, 2019	March 31, 2018
Leasehold improvements	$633	633
Machinery and equipment	4,333	4,333
Computer and software	681	681
Furniture and office equipment	227	227
Subtotal	5,874	5,874
Less: accumulated depreciation and amortization	(5,305)	(5,041)
Total	$569	$833

5	Accounts Receivable Line of Credit

On May 6, 2015, the Company entered into a $2.5 million Revolving Accounts Receivable Line of Credit agreement with Bridge Bank. The agreement provided for a maximum borrowing capacity of $2.5 million of which $2.0 million is subject to a borrowing base calculation and $500,000 is non-formula based. The loan was secured by all assets of the Company including intellectual property and general intangibles and the credit agreement provided for a borrowing capacity equal to 80% of eligible accounts receivable. On May 23, 2017, the Company renewed this credit line (which expired on May 7, 2017) through May 6, 2019. The Company paid an annual commitment fee of $12,500 in both May 2017 and May 2018. The loan agreement contained financial and non-financial covenants that are customary for this type of lending and includes a covenant to maintain an asset coverage ratio of at least 150% (defined as unrestricted cash and cash equivalents maintained with Bridge Bank, plus eligible accounts receivable aged less than 90 days from the invoice date, divided by the total amount of outstanding principal of all obligations under the loan agreement).

On March 11, 2019, the Company entered into an Amended and Restated Business Financing Agreement (the “Restated Financing Agreement”) with Western Alliance Bank, as successor to Bridge Bank. The Restated Financing Agreement amends, restates and replaces the credit agreement dated May 6, 2015 (as previously amended, the “Previous Financing Agreement”) in its entirety.

Under the Restated Financing Agreement, Western Alliance Bank may advance up to 85% of the amounts of invoices issued by the Company, up to a maximum of $2.5 million in aggregate advances outstanding at any time. The Restated Financing Agreement eliminates the $500,000 non-formula borrowing base and an asset coverage ratio financial covenant.

Under the Restated Financing Agreement, interest accrues on outstanding amounts at an annual rate equal to the greater of prime or 4.5% plus, in either case, one percent. The Company is required to pay certain fees, including an annual facility fee of $14,700, to be paid in two equal semiannual installments. The Company’s obligations under the Restated Financing Agreement are secured by a security interest in substantially all of the assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Restated Financing Agreement has no specified term and may be terminated by either the Company or Western Alliance Bank at any time.

The Restated Financing Agreement contains customary events of default, including, among others: non-payment of principal, interest or other amounts when due; providing false or misleading representations and information; Western Alliance Bank failing to have an enforceable first lien on the collateral; cross-defaults with certain other indebtedness; certain undischarged judgments; bankruptcy, insolvency or inability to pay debts; and a change of control of the Company. Upon the occurrence and during the continuance of an event of default, the interest rate on the outstanding borrowings increases by 500 basis points and the Western Alliance Bank may declare the loans and all other obligations under the Restated Financing Agreement immediately due and payable.

As of March 30, 2019 and March 31, 2018, the Company’s total outstanding borrowings under the Western Alliance Bank/Bridge Bank line of credit were zero and $552,000, respectively.

6	Term Loan and Warrants

On April 27, 2017, the Company entered into a $1,500,000 loan agreement (the “2017 Loan Agreement”) with Partners For Growth V, L.P. (“PFG”), which was funded by PFG on April 28, 2017 (the “2017 Loan”). The 2017 Loan has a maturity date of April 27, 2019, provides for interest only payments during the term of the loan with principal and any accrued interest and fees due upon maturity. The 2017 Loan bears interest at a fixed aggregate per annum rate equal to 16% per annum, of which 9.5% per annum rate is payable monthly in cash and 6.5% per annum rate is accrued monthly and due upon maturity. In addition, the Company agreed to pay PFG a cash fee of up to $100,000 payable upon maturity (the “back-end fee”), $76,000 of which was earned on April 27, 2017, and $24,000 of which is earned at the rate of $1,000 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month. If the Company meets or exceeds certain revenue and net income minimums in fiscal 2018, the amount could be reduced by 25 percent.

Additionally, the 2017 Loan Agreement provides for the Company’s issuance of up to 250,000 common shares to PFG, of which 190,000 was earned by PFG upon signing (April 27, 2017) and 60,000 of which is earned at the rate of 2,500 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month. The 2017 Loan Agreement includes certain financial covenants related to the revenue achievement and maintenance of tangible net worth. PFG can accelerate the maturity of the loan in case of a default and the Company can prepay the loan before maturity without interest prepayments or penalty. The Company has pledged all of its assets as collateral for the 2017 Loan, including all its accounts, inventory, equipment, deposit accounts, intellectual property and all other personal property. The 2017 Loan is subordinate to the Western Alliance Bank line of credit (see Note 5, Accounts Receivable Line of Credit).

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

The bifurcated embedded derivative and the debt discount are presented net with the related loan balance in the consolidated balance sheets. The debt discount is amortized to interest expense over the loan’s term using the effective interest method. During the fiscal year ended March 31, 2018, the Company amortized discounts of approximately $127,000 to interest expense. As of March 31, 2018, the Company had issued to PFG 367,500 common shares under the loan.

PFG’s ability to call the debt on default (contingent put) and its ability to assess interest rate at a default rate (contingent interest) are embedded derivatives, which the Company evaluated. The fair value of these embedded features was determined to be immaterial and was not bifurcated from the debt host for accounting purposes.

Between June 24, 2017 and March 25, 2018, the Company was not in compliance with the 2017 Loan Agreement’s revenue and tangible net worth financial covenants and was subject to a default interest rate of 22% per annum which it accrued and paid when due during this period.

On March 26, 2018, concurrent with the execution of the Securities Purchase Agreement for the Series E Shares (see Note 17 – Preferred Stock and Warrants - Series E Senior Convertible Voting Perpetual Preferred Stock), the Company and PFG entered into a modification agreement providing for the restructuring of certain terms associated with approximately $1.7 million in indebtedness under the 2017 Loan. Subject to the sale of at least $1.0 million in Series E Shares, PFG agreed to waive all current defaults and cease applying the applicable default interest rate, returning to the stated non-default rate of 16%, and to lower the revenue and tangible net worth covenants for the remaining term of the loan. As consideration for the modifications, the Company reduced the exercise price of outstanding warrants previously granted to PFG pursuant to PFG’s earlier 2014 Loan Agreement and Credit Line to purchase 260,000 shares of the Company’s common stock from $1.42 to $0.25 per share and extended the exercisability of the warrants by one year to March 13, 2020.

The amendments to the 2017 Loan Agreement were recognized as a loan modification. The change in fair value of the warrants of $43,700, resulting from the reduced strike price and extension of term, was recognized as a discount to the 2017 Loan and is being amortized to interest expense over the remaining term of the 2017 Loan Agreement.

In December 2018, the Company and PFG agreed to modify the 2017 Loan Agreement to extend the maturity date from April 27, 2019 to November 1, 2019, to require the Company to pay all accrued interest on May 1, 2019 and to require the Company to make monthly prepayments of principal of $75,000 and accrued interest from May 1, 2019 until maturity. The effectiveness of the modification was conditioned on the Company raising $500,000 in additional capital. As of March 30, 2019, the Company had satisfied this condition.

On March 11, 2019, the Company and PFG agreed to further modify the 2017 Loan Agreement to extend the maturity date to March 1, 2020 and to add financial covenants requiring the Company to maintain a minimum tangible net worth and minimum revenues. The Company was in compliance with these financial covenants at March 30, 2019.

The Company anticipates it will need to achieve significant RADAR/EW test system shipments and resulting cash inflows and or seek additional funds through the issuance of new debt or equity securities to repay the 2017 Loan (including accrued interest and back end fees) in full upon maturity or otherwise enter into a refinancing agreement with PFG.

7	Fair Value

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

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at March 30, 2019 and March 31, 2018.

8	Sale of Product Line

During the fourth quarter of fiscal 2016, the Company received $375,000 from Spanawave under an Asset Purchase Agreement providing for the sale of certain of the Company’s legacy product lines. In the first quarter of fiscal 2017, the Company received an additional $375,000 from Spanawave under the agreement, for a combined total of $750,000. Of this amount, the Company returned $375,000 to Spanawave on July 28, 2016 resulting from the dispute regarding the status of the transfer of certain product lines under the agreement. The remaining $375,000 was included in deferred liability related to asset sales in the consolidated balance sheet during the dispute. However, as a result of the settlement of the dispute in fiscal 2018, the Company recognized a net gain of $324,000, which is net of approximately $51,000 in expenses associated with the Spanawave asset sale. During the fiscal years ended March 30, 2019 and March 31, 2018, these product lines accounted for approximately zero in revenue.

9	Selling and Advertising Expenses

Selling expenses consist primarily of salaries to employees and commissions paid to various sales representatives and marketing agencies. Commission expense totaled $33,000 and $43,000 for fiscal 2019 and 2018, respectively. Advertising costs, which are expensed as incurred, totaled zero and $23,000 for fiscal 2019 and 2018, respectively.

10	Significant Customers and Industry Segment Information

The Company has two reportable segments: Microsource and the Giga-tronics Division. Microsource’s primary business is the design of custom Microwave Integrated Components as well as the production of MIC components using chip and wire assembly methods. Our Microsource Division offers a line of tunable, synthesized Band Reject Filters (BRF) for solving interference problems in RADAR/EW applications. Self-protection systems onboard high performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. These high-speed, tunable notch filters can quickly block interference from both continuous wave and wide bandwidth emissions. Using proprietary driver and phase lock technology, these filters offer tuning speeds that are up to ten times faster than traditional filter designs. We design these filters specifically for each application. Microsource’s two largest customers are prime contractors for which it develops and manufactures RADAR filters used in fighter jet aircraft.

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR and Electronic Warfare (RADAR/EW) segment of the defense electronics market. Our RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems.

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

The tables below present information for the fiscal years ended 2019 and 2018.

March 30, 2019 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$1,935	$9,213	$11,148
Interest expense, net	(713)	—	(713)
Depreciation and amortization	257	7	264
Income/(loss) before income taxes	(4,627)	3,626	(1,001)
Assets	3,979	2,300	6,279

March 31, 2018 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$2,737	$7,063	$9,800
Interest expense, net	(461)	—	(461)
Depreciation and amortization	1,116	1	1,117
Capital expenditures	(688)	—	(688)
Income/(loss) before income taxes	(5,847)	2,748	(3,099)
Assets	5,253	3,178	8,431

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense- related customers. In fiscal 2019 and 2018, U.S. government and U.S. defense-related customers accounted for 97% and 88% of sales, respectively. During fiscal 2019, the Boeing Company accounted for 57% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer, Lockheed Martin Corporation accounted for 26% of the Company’s consolidated revenues during fiscal 2019 and was also included in the Microsource segment.

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

Export sales accounted for 1% and 8% of the Company’s sales in fiscal 2019 and 2018, respectively. Export sales by geographical area for these fiscal years are shown below:

(Dollars in thousands)	March 30, 2019	March 31, 2018
Europe	$14	$40
Asia	12	—
Rest of world	68	702
Total	$94	$742

11	Loss per Common Share

The stock options, restricted stock, convertible preferred stock and warrants not included in the computation of diluted earnings per share (EPS) for the fiscal years ended March 30, 2019 and March 31, 2018 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

Stock options not included in computation that could potentially dilute EPS in the future	2,735	1,479
Restricted stock awards not included in computation that could potentially dilute EPS in the future	335	300
Convertible preferred stock not included in computation that could potentially dilute EPS in the future	11,693	1,858
Warrants not included in computation that could potentially dilute EPS in the future	3,452	3,960
	18,215	7,597

12	Income Taxes

Following are the components of the provision for income taxes for fiscal years ended:

	March 30,	March 31,
(in thousands)	2019	2018

Current
Federal	$—	$—
State	42	2
	42	2
Deferred
Federal	2	5,547
State	39	(393)
	41	5,154

Change in liability for uncertain tax positions	1	2
Change in valuation allowance	(42)	(5,156)
Provision for income taxes	$42	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

Fiscal years ended (In thousands)	March 30, 2019	March 31, 2018
Net operating loss carryforwards	$11,365	$11,472
Income tax credits	349	347
Inventory reserves and additional costs capitalized	795	787
Accrued vacation	49	40
Deferred rent	21	136
Non-qualified stock options and restricted stock	81	2
Other	159	77
Total deferred tax assets	12,819	12,861

Valuation allowance	(12,819)	(12,861)
Net deferred tax assets	$—	$—

The following summarizes the difference between the income tax expense and the amount computed by applying the statutory federal income tax rates of 21% and 31.55%, respectively, for the years ended March 30, 2019 and March 31, 2018, to income before income tax. The items comprising these differences consisted of the following for the fiscal years ended March 30, 2019 and March 31, 2018:

Fiscal years ended (In thousands except percentages)	March 30, 2019		March 31, 2018
Statutory federal income tax (benefit)	$(210)	21%	$(955)	31.6%
Valuation allowance	(42)	4.2	(5,156)	170.1
Effect of reduced corporate tax rates	—	—	6,207	(205.3)
State income tax, net of federal benefit	(70)	7.0	(177)	5.9
Net operating loss expiration	39	(3.9)	—	—
Non-tax deductible expenses	(15)	1.5	46	(1.5)
Tax credits	(2)	0.2	(4)	0.1
Adoption of ASC 606 adjustment	329	(32.9)
Other	13	(1.3)	41	(0.9)
Effective income tax	$42	(4.2)%	$2	—

The decrease in the valuation allowance from March 30, 2019 to March 31, 2018 was $42,000.

As of March 30, 2019, the Company had pre-tax federal net operating loss carryforwards of $46,297,000 and state net operating loss carryforwards of $23,523,000 available to reduce future taxable income.  The federal and state net operating loss carryforwards begin to expire from fiscal 2022 through 2038 and from 2029 through 2039, respectively.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  In addition, the Tax Cuts and Jobs Act of 2017 imposes new limitations on the utilization of losses incurred in tax years beginning after December 31, 2017. The federal income tax credits begin to expire from 2032 through 2037 and state income tax credit carryforwards are carried forward indefinitely.

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

As of March 30, 2019, the Company recorded unrecognized tax benefits of $123,000 related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the consolidated balance sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

The Company files U.S. federal and California state tax returns. The Company is generally no longer subject to tax examinations for years prior to fiscal year 2014 for federal purposes and fiscal year 2013 for California purposes, except in certain limited circumstances.

In November 2018, the Franchise Tax Board (“FTB”) issued their final bill regarding their audit findings related to the tax year ending in 2011 disallowing R&D credits. As a result, the Company adjusted the accrued state tax liability along with the accrued interest to $110,000. The Company has an agreement with the FTB to pay the balance over six months.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

		Fiscal Years
(In thousands)	2019	2018
Balance as of beginning of year	$122	$120
Additions based on current year tax positions	1	2
Balance as of end of year	$123	$122

The total amount of interest and penalties related to unrecognized tax benefits at March 30, 2019 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve (12) months.

13	Share-based Compensation and Employee Benefit Plans

Share-based Compensation During September 2005, the Company established its 2005 Equity Incentive Plan, which provides for the granting of stock options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. In 2014, the term of the 2005 Equity Incentive Plan was extended to 2025. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment (or while providing services under a service arrangement in the case of non-employees). Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 30, 2019, no SARs have been granted under the option plan. As of March 30, 2019, no further shares of common stock are available for issuance. All outstanding options have a ten-year life from the date of grant.

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

Options granted generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted SARs, which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 30, 2019, no SARs have been granted under any option plan. As of March 30, 2019, the total number of shares of common stock available for issuance was 1,686,000. All outstanding options have a ten-year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

The weighted average grant date fair value of stock options granted during the fiscal years ended March 30, 2019 and March 31, 2018 was $0.25 and $0.93, respectively, and was calculated using the following weighted-average assumptions:

Fiscal years ended	March 30, 2019	March 31, 2018
Dividend yield	—	—
Expected volatility	96%	91%
Risk-free interest rate	2.79%	2.40%
Expected term (years)	8.35	8.35

A summary of the changes in stock options outstanding for the fiscal years ended March 30, 2019 and March 31, 2018 is presented below:

		Weighted	Weighted Average Remaining
(Dollars in thousands except share prices)	Shares	Average Exercise Price per share	Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 25, 2017	1,104,500	$1.41	6.1	$3
Granted	856,000	0.34	10.0
Forfeited / Expired	(481,800)	1.34
Outstanding at March 31, 2018	1,478,700	$0.56	8.0	$—
Granted	1,504,000	0.31	9.6
Forfeited / Expired	(248,000)	0.69
Outstanding at March 30, 2019	2,734,700	$0.41	8.4	$—

Exercisable at March 30, 2019	662,300	$0.66	5.1	$—

At March 30, 2019, expected to vest in the future	1,489,178	$0.33	9.4	$—

As of March 30, 2019, there was $362,000 of total unrecognized compensation cost related to non-vested options granted under the 2005 and 2018 Plans and outside of the Plans. That cost is expected to be recognized over a weighted average period of 3.3 years and will be adjusted for subsequent changes in estimated forfeitures. There were 211,400 and 143,900 options vested during the fiscal years ended March 30, 2019 and March 31, 2018, respectively. The total fair value of options vested during the fiscal years ended March 30, 2019 and March 31, 2018 was $90,000 and $163,000, respectively. There were no exercises in fiscal 2019 and 2018. Share based compensation cost recognized in operating results for the fiscal years ended March 30, 2019 and March 31, 2018 totaled $121,000 and $144,000, respectively.

Restricted Stock

The Company granted 310,000 restricted awards during the fiscal year ended March 30, 2019. The Company granted 586,950 restricted awards during fiscal 2018. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period net of estimated forfeitures. As of March 30, 2019, there was $111,000 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 0.997 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for restricted and unrestricted stock for fiscal 2019 and fiscal 2018 totaled $125,000 and $107,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the fiscal years ended March 30, 2019 and March 31, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 25, 2017	—	$—
Granted	586,950	0.66
Vested	(51,000)	(0.60)
Forfeited or cancelled	(236,000)	(0.68)
Non-vested at March 31, 2018	299,950	$0.65
Granted	310,000	0.31
Vested	(250,000)	0.32
Forfeited or cancelled	(25,000)	0.79
Non-vested at March 30, 2019	334,950	$0.56

401(k) Plan The Company has established a 401(k) plan which cover substantially all employees. Participants may make voluntary contributions to the plan for up to 100% of their defined compensation. The Company matches a percentage of the participant’s contributions in accordance with the plan. Participants vest ratably in Company contributions over a four- year period. Company contributions to the plan for fiscal 2019 and 2018 were approximately $18,000 and $27,000, respectively.

14	Commitments and Contingencies

The Company leased a 47,300 square foot facility located in San Ramon, California that expired in April 2017. On January 5, 2017, the Company entered a seventy-seven-month commercial building lease agreement for a 23,873 square feet facility in Dublin, California. The new lease began on April 1, 2017. The Company’s principal executive offices along with our marketing, sales, and engineering offices and manufacturing operations were in the Dublin facility as of March 30, 2019.

The Company also leased a 1,200 square foot facility for certain engineering personnel located in Nashua, New Hampshire, which we leased on February 1, 2019 under a lease agreement which expires on January 31, 2022.

The Company also leases certain other equipment under operating leases.

Total future minimum lease payments under the building leases and certain equipment are as follows.

Fiscal year (Dollars in thousands)
2020	$468
2021	479
2022	479
2023	487
Thereafter	209
Total	$2,122

The aggregate rental expense was $374,000 and $460,000 in fiscal 2019 and 2018, respectively.

The Company leases certain equipment under capital leases that expire through May 2021. Capital leases with costs totaling $249,000 and $249,000 are reported net of accumulated depreciation of $228,000 and $174,000 at March 30, 2019 and March 31, 2018, respectively.

Total future minimum lease payments under these capital leases are as follows.

Fiscal year (Dollars in thousands)	Principal	Interest	Total
2020	$41	$5	$46
2021	23	1	24
Total	$64	$6	$70

The Company is committed to purchase certain inventory under non-cancelable purchase orders. As of March 30, 2019, total non–cancelable purchase orders were approximately $1,260,000 and are scheduled to be delivered to the Company at various dates through March 2019.

15	Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	March 30, 2019	March 31, 2018
Balance as of beginning of year	$164	$123
Provision, net	(7)	291
Warranty costs incurred	(53)	(250)
Balance as of end of year	$104	$164

16	Private Placement Offering

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

17	Preferred Stock and Warrants

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

The Company and each Series E investor entered into an Investor Rights Agreement. Under this agreement, the Company agreed to, among other things, use best efforts to file certain registration statements for the resale of common stock of the Company that the investor may acquire upon conversion of the Series E Shares and may potentially receive as payment-in-kind dividends during the two years following the date of the agreement. The Company also agreed that it would not issue additional debt without the approval by holders of at least 66.6% of the Series E Shares, other than trade debt incurred in the normal course and commercial bank working capital debt, whether revolving or term debt. Concurrent with the execution of the Securities Purchase Agreement for the Series E Shares, the Company and PFG entered into a modification agreement providing for the restructuring of certain terms associated with approximately $1.7 million in indebtedness owed to PFG (see Note 6 – Term Loan and Warrants).

In connection with the sale of Series E Shares, the Company agreed to reduce the exercise price of certain warrants issued in connection with the Company’s private placement in January 2016 (see Note 16 – Private Placement Offering), in which the Company sold (in part) 2,787,872 warrants (a “2016 Warrant”). Each 2016 Warrant entitled the holder to purchase 0.75 shares of the Company’s common stock at the price of $1.15 per whole share. The Company agreed to reduce the exercise price of 2016 Warrants that are held by the 2016 Investors purchasing Series E Shares from $1.15 to $0.25 per share as follows: A 2016 Investor purchasing an amount equal to or exceeding the lesser of $200,000 or 50% of the amount it invested in the 2016 Private Placement will have the exercise price of all of its 2016 Warrants reduced to $0.25, and 2016 Investors purchasing less than the lesser of $200,000 or 50% of the amount it invested in the January 2016 Private Placement will have the exercise price of a ratable percentage of the 2016 Warrants reduced to $0.25. In connection with its sale of the Series E Shares, the Company reduced the exercise price of 1,759,268 of the outstanding 2016 Warrants to $0.25.

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

During the fiscal year ended March 30, 2019, the Company issued an additional 56,200 Series E shares to new investors at a purchase price of $25.00 per share for total gross proceeds of $1,405,000. Each Series E Share is initially convertible (at the option of the holder) at a conversion price of $0.25 per share of common stock, representing 100 shares of the Company’s common stock per each Series E Share. As of March 30, 2019, 1,600 issued Series E Shares were converted at the request of the holders and the Company had issued an aggregate of 160,000 common stock upon conversion.

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

On December 31, 2018, Alara Capital AVI II, LLC effected an in-kind distribution, without consideration, of all of its shares of common stock, convertible preferred stock and warrants of Giga-tronics Incorporated (“Issuer”) to its limited partners of their respective interests of the Company’s securities held by Alara Capital AVI II, LLC in connection with the wind-up and dissolution of Alara Capital AVI II, LLC. As a result, Alara Capital AVI II, LLC no longer beneficially owns more than 5% of the common stock.

The table below presents information for the fiscal years ended March 30, 2019 and March 31, 2018:

Preferred Stock

As of March 30, 2019 and March 31, 2018

	Designated	Shares	Shares	Liquidation Preference
	Shares	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	60,000.00	43,800.00	43,800.00	1,643
Total at March 31, 2018	79,500.00	62,333.51	62,333.51	$5,183
Series E	40,000.00	56,200.00	54,600.00	2,047
Total at March 30, 2019	119,500.00	118,533.51	116,933.51	$7,230

18	Subsequent Events

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Giga-tronics Incorporated

Dublin, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Giga-tronics Incorporated and subsidiary (collectively the "Company") as of March 30, 2019 and March 31, 2018, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2019 and March 31, 2018, and the consolidated results of its operations and its cash flows for each of the two years in the two-year period ended March 30, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2018.

/s/ Armanino LLP
San Ramon, California

May 30, 2019

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 30, 2019.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

Based on the above described procedures and actions taken, the Company’s management, including the Chief Executive Officer and Chief Financial Officer have concluded that as of March 30, 2019, the Company’s internal control over financial reporting was effective based on the criteria described in the 2013 “COSO Internal Control – Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2019, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter ended March 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors, executive officers and corporate governance of the Company is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 30, 2019.

We have adopted a code of ethics that applies to our directors, our chief executive officer, our senior financial officers and our other officers and employees. The code of ethics is posted on our website under the Governance portion of the Investor Relations section at https://investor.gigatronics.com/governance-docs.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is incorporated herein by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 30, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships, related transactions and director independence is incorporated herein by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 30, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountants is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 30, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following consolidated financial statements of Giga-tronics Incorporated and the related independent registered public accounting firm are filed herewith:

1.

Financial Statements. See Index to Financial Statements on page 27. The financial statements and Report of Independent Registered Public Accounting Firm are included in Item 8 are filed as part of this report.

2.	Exhibits. The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

The following exhibits are filed by reference or herewith as a part of this report:

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended March 27, 1999)
3.2	Certificate of Determination of Preferences of Preferred Stock Series A of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended March 27, 1999)
3.3	Certificate of Determination of Series B Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2011)
3.4	Certificate of Determination of Series C Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 25, 2013)
3.5	Certificate of Determination of Series D Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 3, 2013)
3.6

Certificate of Determination of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 30, 2018)

3.7

Certificate of Amendment to Certificate of Determination of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on August 20, 2018)

3.8

Certificate of Amendment to Certificate of Determination of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company's Form 8-K filed on November 27, 2018)

3.9	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended March 29, 2008)
10.1

Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended March 27, 2010)

10.2	2005 Equity Incentive Plan (incorporated by reference to Attachment A to the Company’s Proxy Statement on Form DEF 14A filed on July 21, 2005) *
10.3	Second Amended and Restated Warrant between the Company and Partners for Growth IV, L.P. dated March 26, 2018
10.4	Second Amended and Restated Warrant between the Company and SVB Financial Group dated March 26, 2018
10.5	Second Amended and Restated Warrant between the Company and PFG Equity Investors, LLC dated March 26, 2018
10.6	Securities Purchase Agreement between the Company and Alara Capital AVI II, LLC dated June 27, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 3, 2013)
10.7	Securities Purchase Agreement between the Company and Alara Capital AVI II, LLC dated February 16, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2015)
10.8

Warrant to Purchase 898,634 Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated February 16, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8- K filed on February 20, 2015)

10.9

Warrant to Purchase 194,437 Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated February 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8- K filed on February 27, 2015)

10.10	Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated November 10, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 14, 2011)
10.11	Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated July 8, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 12, 2013)
10.12	Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated February 16, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 20, 2015)
10.13

Amendment No. 1 to Securities Purchase Agreement and Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated February 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 27, 2015)

10.14	Severance Agreement between the Company and John R. Regazzi dated June 3, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010) *
10.15	Severance Agreement between the Company and Tim Ursprung dated July 2, 2018 *
10.16	Severance Agreement between the Company and Traci Mitchell dated March 21, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 26, 2019) *

10.17	Severance Agreement between the Company and Armand Pantalone dated March 21, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 26, 2019) *
10.18	Severance Agreement between the Company and Lutz Henckels dated April 11, 2019 *
10.19	Lease Agreement between the Company and SF II Creekside LLC dated January 5, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended March 31, 2018).
10.20

Loan and Security Agreement between the Company and Partners for Growth V, L.P. dated April 27, 2017 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended March 31, 2018).

10.21	Asset Purchase Agreement between the Company and Spanawave Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2016).
10.22

Form of Securities Purchase Agreement dated January 19, 2016, between the Company and individual investors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333- 210157) filed on March 14, 2016).

10.23

Form of Warrant Agreement dated January 29, 2016, between the Company and individual investors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (File No. 333-210157) filed on March 14, 2016.

10.24	Investor Rights Agreement dated January 15, 2016, between the Company and individual investors (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended March 31, 2018)
10.25	Investor Rights Agreement dated March 26, 2018, between the Company and the investor parties thereto, (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 30, 2018)
10.26

Conditional Waiver and Modification to Loan and Security Agreement dated March 26, 2018 between the Company and Partners For Growth (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended March 31, 2018)

10.27

Modification No. 2 to Loan and Security Agreement dated December 12, 2018 between the Company and Partners for Growth V. L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 21, 2018)

10.28

Modification No. 3 to Loan and Security Agreement dated March 11, 2019 between the Company and Partners for Growth V. L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2019)

10.29

Amended and Restated Business Financing Agreement between the Company, Microsource, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2019)

10.30	Stock Option Award Agreement between the Company and Lutz Henckels dated June 6, 2018 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended March 31, 2018)*
10.31	2018 Equity Incentive Plan (incorporated by reference to Attachment A to the Company’s Proxy Statement on Form DEF 14A filed on July 30, 2018) *
10.32	Form of Option Agreement for Directors under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019)*
10.33	Form of Option Agreement for Certain Grants to Executive Officers under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 6, 2019)*
10.34	Form of Option Agreement for Employees and Executive Officers (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 6, 2019)*
16	Letter from the Company’s former certifying accountants dated January 9, 2018 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed on January 9, 2018)
21	Significant Subsidiaries (incorporated by reference to Exhibit 20 to the Company’s Form 10-K filed on June 19, 2018)
23.1	Consent of Armanino LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*     Management contract or compensatory plan or arrangement.

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

GIGA-TRONICS INCORPORATED

By:	/s/ JOHN R. REGAZZI	May 30, 2019
	Chief Executive Officer Date	Date

In accordance with the requirements of the Securities Exchange Act, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. THOMPSON	Chairman of the Board of	May 30, 2019
William J. Thompson	Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer and	May 30, 2019
John R. Regazzi	Director	Date

/s/ LUTZ P. HENCKELS	Chief Financial Officer	May 30, 2019
Lutz P. Henckels	and Director (Principal	Date
Financial Officer)

/s/ TRACI K. MITCHELL	Corporate Controller (Principal	May 30, 2019
Traci K. Mitchell	Accounting Officer)	Date

/s/ GORDON L. ALMQUIST	Director	May 30, 2019
Gordon L. Almquist		Date

/s/ JAMIE WESTON	Director	May 30, 2019
Jamie Weston		Date