Form 10-Q
period 2019-06-29
GIGA TRONICS INC
filed 2019-08-08
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 29, 2019

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

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

Yes [   ]     No [ X ]

There were a total of 11,680,707 shares of the Registrant’s Common Stock outstanding as of July 22, 2019.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 29, 2019 and March 30, 2019	4

	Unaudited Condensed Consolidated Statements of Operations, Three Month Periods Ended June 29, 2019 and June 30, 2018	5

	Unaudited Consolidated Statements of Shareholders’ Equity, Three Month Periods Ended June 29, 2019 and June 30, 2018	6

	Unaudited Condensed Consolidated Statements of Cash Flows, Three Month Periods Ended June 29, 2019 and June 30, 2018	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other information	25
Item 6.	Exhibits	25

SIGNATURES		26

	Exhibit Index
	31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
	31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
	32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act.
	32.1 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s ability to obtain necessary capital to finance its operations; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) the results of pending or threatened litigation; (4) risks related to customers’ credit worthiness/profiles; (5) changes in the Company’s credit profile and its ability to borrow; (6) a potential decline in demand for certain of the Company’s products; (7) potential product liability claims; (8) the potential loss of key personnel; and (9) U.S. and international economic conditions. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 30, 2019 for further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 29, 2019	March 30, 2019*
Assets
Current assets:
Cash and cash-equivalents	$1,010	$878
Trade accounts receivable, net of allowance of $8 and $8, respectively	823	568
Inventories, net	2,748	2,734
Prepaid expenses and other current assets	1,302	1,354
Total current assets	5,883	5,534
Property and equipment, net	543	569
Right of use asset	1,297	—
Other long term assets	176	176
Total assets	$7,899	$6,279
Liabilities and shareholders' equity
Current liabilities:
Line of credit	$429	$—
Accounts payable	930	747
Loan payable, net of discounts and issuance costs	1,473	1,781
Accrued payroll and benefits	387	476
Deferred rent	—	74
Lease obligations	386	41
Deferred liability related to asset sale	40	40
Other current liabilities	715	754
Total current liabilities	4,360	3,913
Other non-current liabilities	242	172
Long term deferred rent	—	358
Long term obligations - leases	1,372	21
Total liabilities	5,974	4,464
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock; no par value; Authorized - 1,000,000 shares Series A- designated 250,000 shares; no shares at June 29, 2019 and March 30, 2019 issued and outstanding	—	—
Series B, C, D- designated 19,500 shares; 18,533.51 shares at June 29, 2019 and March 30, 2019 issued and outstanding; (liquidation preference of $3,540 at June 29, 2019 and March 30, 2019)	2,911	2,911
Series E- designated 100,000 shares; 98,400 shares at June 29, 2019 and March 30, 2019 issued and outstanding; (liquidation preference of $3,690 at June 29, 2019 and March 30, 2019)	1,893	1,895
Common stock; no par value; Authorized - 40,000,000 shares; 11,343,011 shares at June 29, 2019 and 11,360,511 shares at March 30, 2019 issued and outstanding	25,654	25,557
Accumulated deficit	(28,533)	(28,548)
Total shareholders' equity	1,925	1,815
Total liabilities and shareholders' equity	$7,899	$6,279

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

* Derived from the audited consolidated financial statements as of and for the fiscal year ended March 30, 2019.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands except per share data)	June 29, 2019	June 30, 2018
Net revenue
Goods	$1,938	$207
Services	1,560	2,843
Total revenue	3,498	3,050

Cost of goods and services	1,968	1,744
Gross profit	1,530	1,306

Operating expenses:
Engineering	355	375
Selling, general and administrative	1,047	1,001
Total operating expenses	1,402	1,376

Operating income (loss)	128	(70)

Interest expense:
Interest expense, net	(94)	(127)
Interest expense from accretion of loan discount	(19)	(50)
Total interest expense, net	(113)	(177)
Income (loss) before income taxes	15	(247)
Provision for income taxes	—	40
Net income (loss)	$15	$(287)

Income (loss) per common share – basic	$0.00	$(0.03)
Income (loss) per common share – diluted	$0.00	$(0.03)

Weighted average common shares used in per share calculation:
Basic	10,775	10,419
Diluted	23,090	10,419

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 31, 2018	62,334	$3,613	10,312,653	$25,200	$(28,682)	$131
Cumulative effect of ASC 606 adoption	—	—	—	—	1,176	1,176
Net loss	—	—	—	—	(287)	(287)
Share based compensation	—	—	—	57	—	57
Warrant exercises, net of issuance costs	—	—	60,300	15	—	15
Equity issuance for PFG Loan	—	—	7,500	—	—	—
Restricted stock granted	—	—	38,500	—	—	—
Series E preferred stock issuance, net of offering costs of $15	9,600	205	—	—	—	205
Balance at June 30, 2018	71,934	$3,818	10,418,953	$25,272	$(27,793)	$1,297

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 30, 2019	116,934	$4,806	11,360,511	$25,557	$(28,548)	$1,815
Net income	—	—	—	—	15	15
Share based compensation	—	—	—	95	—	95
Equity issuance for PFG Loan	—	—	2,500	—	—	—
Restricted stock forfeited	—	—	(20,000)	—	—	—
Series E preferred stock issuance, reclass of offering costs of $2	—	(2)	—	2	—	—
Balance at June 29, 2019	116,934	$4,804	11,343,011	$25,654	$(28,533)	$1,925

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income (loss)	$15	$(287)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	47	73
Share-based compensation	95	57
Accretion of discounts on debt	20	50
Accrued interest and fees on loan payable	(327)	25
Change in deferred rent	1	(14)
Changes in operating assets and liabilities:
Trade accounts receivable	(255)	(94)
Inventories	(14)	468
Prepaid expenses and other current assets	52	(516)
Right of use asset	64	—
Accounts payable	183	(240)
Accrued payroll and benefits	(89)	70
Deferred revenue	—	(550)
Other current liabilities and non-current liabilities	27	13
Net cash used in operating activities	(181)	(945)

Cash flows from investing activities:
Purchases of property and equipment	(22)	—
Net cash used in investing activities	(22)	—

Cash flows from financing activities:
Principal payments on leases	(94)	(12)
Proceeds from borrowings, net of issuance costs	429	—
Proceeds from issuance of preferred stock, net of issuance costs	—	205
Exercise of warrants	—	15
Net cash provided by financing activities	335	208

Increase (decrease) in cash and cash-equivalents	132	(737)

Beginning cash and cash-equivalents	878	1,485
Ending cash and cash-equivalents	$1,010	$748

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$55	$—
Cash paid for interest	$256	$61

Supplementary disclosure of noncash activities:
Cumulative effect of adoption of ASC 606 on inventory	$—	(1,581)
Cumulative effect of adoption of ASC 606 on prepaid expenses and other current assets	$—	189
Cumulative effect of adoption of ASC 606 on deferred revenue	$—	2,567
Cumulative effect of adoption of ASC 842 on right of use assets	$1,361	—
Cumulative effect of adoption of ASC 842 on deferred rent	$429	—
Cumulative effect of adoption of ASC 842 on lease liability	$1,790	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Organization and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (“Giga-tronics,” “Company” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 30, 2019.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to guidance for operating leases existing prior to ASC 842. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The Company adopted ASC 842 as of March 31, 2019. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC Topic 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has one long term office lease. The adoption of ASU 2016-02 on March 31, 2019 resulted in the recognition of right-of-use assets of approximately $1.4 million, lease liabilities for operating leases of approximately $1.8 million and no material impact to the Consolidated Statements of Operations or Cash Flows. See below for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

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

In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities for most leases on the balance sheet and to provide expanded disclosures about leasing arrangements. The Company adopted the standard effective March 31, 2019 using the optional transition method and did not restate comparative periods. There was no effect on accumulated deficit at adoption.

Practical expedients elected

The Company has elected the package of practical expedients to (a) not reassess whether expired or existing contracts are or contain leases, (b) not reassess the lease classification for any expired or existing leases and (c) not reassess the accounting for initial direct costs. As a result, leases classified as operating leases prior to adoption of the new lease standard remain as operating leases and leases classified as capital leases prior to adoption of the new lease standard are now finance leases.

The adoption of the new leases standard resulted in the following adjustments to the consolidated balance sheet as of March 31, 2019 (in thousands):

	Balance at 3/30/2019	Adoption Adjustment	Balance at 3/31/2019
Assets:
Right of use assets- Operating lease	$—	$1,361	$1,361
Right of use assets- Finance lease		49	49
Property and equipment, net (a)	49	(49)	—

Liabilities:
Deferred rent (b)	$71	$(71)	$—
Operating lease liability, current portion	—	337	337
Finance lease obligation, current portion	—	41	41
Capital lease obligation, current portion (c)	41	(41)	—
Long term deferred rent (d)	358	(358)	—
Long term obligations – capital lease (e)	19	(19)	—
Operating lease liability, non-current portion	—	1,453	1,453
Finance lease obligation, long-term portion	—	19	19

(a) Represents net book value of capital lease assets reclassified to Finance right of use assets.

(b) Represents current portion of deferred rent reclassified to Operating lease obligation, current portion.

(c) Represents current portion of capital lease liability reclassified to Finance lease obligation - current portion.

(d) Represents noncurrent portion of deferred rent reclassified to Operating lease liability - non-current portion.

(e) Represents noncurrent portion of capital lease obligation reclassified to Finance lease obligation - non-current portion.

Adoption of the standards related to leases had no impact to cash from or used in operating, financing, or investing activities on our consolidated cash flows statements.

(2)           Inventories

Inventories consisted of the following:

(In thousands)	June 29, 2019	March 30, 2019
Raw materials	$900	$759
Work-in-progress	1,409	1,523
Finished goods	77	57
Demonstration inventory	362	395
Total	$2,748	$2,734

 (3)      Accounts Receivable Line of Credit

On March 11, 2019, the Company entered into an Amended and Restated Business Financing Agreement (the “Restated Financing Agreement”) with Western Alliance Bank, as successor to Bridge Bank. The Restated Financing Agreement amends, restates and replaces a credit agreement with Bridge Bank dated May 6, 2015 (as previously amended, the “Previous Financing Agreement”) in its entirety.

Under the Restated Financing Agreement, Western Alliance Bank may advance up to 85% of the amounts of invoices issued by the Company, up to a maximum of $2.5 million in aggregate advances outstanding at any time. The Restated Financing Agreement eliminates a $500,000 non-formula borrowing base and an asset coverage ratio financial covenant included in the Previous Financing Agreement.

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

The Restated Financing Agreement contains customary events of default, including, among others: non-payment of principal, interest or other amounts when due; providing false or misleading representations and information; Western Alliance Bank failing to have an enforceable first lien on the collateral; cross-defaults with certain other indebtedness; certain undischarged judgments; bankruptcy, insolvency or inability to pay debts; and a change of control of the Company. Upon the occurrence and during the continuance of an event of default, the interest rate on the outstanding borrowings increases by 500 basis points and Western Alliance Bank may declare the loans and all other obligations under the Restated Financing Agreement immediately due and payable.

As of June 29, 2019 and March 30, 2019, the Company’s total outstanding borrowings under the Restated Financing Agreement were $429,000 and zero, respectively.

(4)        Term Loan and Warrants

On April 27, 2017, the Company entered into a $1,500,000 loan agreement with Partners For Growth V, L.P. (“PFG”), which was funded by PFG on April 28, 2017 (the “2017 Loan”). The 2017 Loan, which was scheduled to mature on April 27, 2019, provides for interest only payments during the term of the loan with principal and any accrued interest and fees due upon maturity. The 2017 Loan bears interest at a fixed aggregate per annum rate equal to 16% per annum, of which 9.5% per annum rate is payable monthly in cash and 6.5% per annum rate is accrued monthly and due upon maturity. In addition, the Company agreed to pay PFG a cash fee of up to $100,000 payable upon maturity (the “back-end fee”), $76,000 of which was earned on April 27, 2017, and $24,000 of which is earned at the rate of $1,000 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month.

Additionally, the 2017 Loan provides for the Company’s issuance of up to 250,000 common shares to PFG, of which 190,000 was earned by PFG upon signing (April 27, 2017) and 60,000 of which is earned at the rate of 2,500 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month. The 2017 Loan provided for certain financial covenants related to the revenue achievement and maintenance of tangible net worth. PFG can accelerate the maturity of the loan in case of a default and the Company can prepay the loan before maturity without interest prepayments or penalty. The Company has pledged all of its assets as collateral for the 2017 Loan, including all its accounts, inventory, equipment, deposit accounts, intellectual property and all other personal property; however, the 2017 Loan is subordinate to the Bridge Bank line of credit (see Note 3, Accounts Receivable Line of Credit).

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

The bifurcated embedded derivative and the debt discount are presented net with the related loan balance in the consolidated balance sheets. The debt discount is being amortized to interest expense over the loan’s term using the effective interest method. During the fiscal quarter ended June 29, 2019, the Company amortized discounts of approximately $20,000 to interest expense. As of June 29, 2019, the Company had issued to PFG 400,000 common shares under the loans.

PFG’s ability to call the debt on default (contingent put) and its ability to assess interest rate at a default rate (contingent interest) are embedded derivatives, which the Company evaluated. The fair value of these embedded features was determined to be immaterial and was not bifurcated from the debt host for accounting purposes.

Between June 24, 2017 and March 25, 2018, the Company was not in compliance with the 2017 Loan’s revenue and tangible net worth financial covenants and was subject to a default interest rate of 22% per annum which it accrued and paid when due during this period.

On March 26, 2018, concurrent with the execution of the Securities Purchase Agreement for the Series E Shares (see Note 12 – Preferred Stock and Warrants - Series E Senior Convertible Voting Perpetual Preferred Stock), the Company and PFG entered into a modification agreement providing for the restructuring of certain terms associated with approximately $1.7 million in indebtedness under the 2017 Loan. Subject to the sale of at least $1.0 million in Series E Shares, PFG agreed to waive all current defaults and cease applying the applicable default interest rate, returning to the stated non-default rate of 16%, and to lower the revenue and tangible net worth covenants for the remaining term of the loan. As consideration for the modifications, the Company reduced the exercise price of outstanding warrants previously granted to PFG (pursuant to its 2014 Loan Agreement and Credit Line with PFG) to purchase 260,000 shares of the Company’s common stock from $1.42 to $0.25 per share and extended the exercisability of the warrants by one year to March 13, 2020.

The amendments to the 2017 Loan Agreement were recognized as a loan modification. The change in fair value of the warrants of $43,700, resulting from the reduced strike price and extension of term, was recognized as a discount to the 2017 Loan and is being amortized to interest expense over the remaining term of the 2017 Loan Agreement.

In December 2018, the Company and PFG agreed to modify the 2017 Loan Agreement to extend the maturity date from April 27, 2019 to November 1, 2019, to require the Company to pay all accrued interest on May 1, 2019 and to require the Company to make monthly prepayments of principal of $75,000 and accrued interest from May 1, 2019 until maturity. The effectiveness of the modification was conditioned on the Company raising $500,000 in additional equity capital. As of March 30, 2019, the Company had satisfied this condition.

On March 11, 2019, the Company and PFG agreed to further modify the 2017 Loan Agreement to extend the maturity date to March 1, 2020 and to add financial covenants requiring the Company to maintain a minimum tangible net worth and minimum revenues.

On June 28, 2019, the Company and PFG agreed to further modify the 2017 Loan Agreement to adjust the financial covenants requiring the Company to maintain a minimum tangible net worth and minimum revenues. The Company was in compliance with these financial covenants at June 29, 2019.

The Company anticipates it will need to achieve significant product shipments and resulting cash inflows and or seek additional funds through the issuance of new debt or equity securities to repay the 2017 Loan (including accrued interest and back end fees) in full upon maturity or otherwise enter into a refinancing agreement with PFG.

(5)         Leases

Operating leases

Building - The Company has a non-cancelable operating lease for office, research and development, engineering, laboratory, storage and/or warehouse uses in Dublin, California for 77 months from April 1, 2017 through August 31, 2023. The Company agreed to pay an aggregate base rent of $2,384,913 for the period of 77 months, with an annual increase of $0.05 per rentable square foot for each subsequent year. The agreement provided for rent abatement of $173,079 during the initial five months of the lease, subject to the Company performing the terms and conditions required under the lease, and certain tenant improvements completed at the landlord’s expense of $358,095.

Per the terms of the Company’s lease agreements, the Company does not have any residual value guarantees. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate. The Company has elected for facility operating leases to not separate each lease component from its associated non-lease components. The building lease includes variable payments (i.e. common area maintenance) which are charged and paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and liability but reflected in operating expense in the period incurred.

Lease costs

For the three months ended:

		June 29,
	Classification	2019
Operating lease costs	Operating expenses	$125
Finance lease:
Amortization of lease asset	Depreciation and amortization	10
Interest on lease liability	Interest expense	2
Total lease costs		$137

Other information:

For the three months ended: June 29, 2019	Operating leases	Finance leases
Operating cash used for leases	$143	—
Financing cash used for leases	—	$13
Weighted-average remaining lease term	4.17	1.21
Weighted average discount rate	6.50%	12.00%

Future lease payments as of June 29, 2019 were as follows:

	Operating leases	Finance leases	Total
Remainder current year	$333	$32	$365
2021	458	22	480
2022	473	—	473
2023	487	—	487
Thereafter	209	—	209
Total future minimum lease payments	1,960	54	2,014
Less: imputed interest	(252)	(4)	(256)
Present value of lease liabilities	$1,708	$50	$1,758

(6)         Fair Value

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

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at June 29, 2019 and March 30, 2019.

 (7)         Income (loss) Per Share

Basic income (loss) per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings per share (EPS) reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period.

Shares included in the diluted EPS calculation for the three month period ended June 29, 2019 are as follows:

June 29,
(In thousands except per share data)	2019
Net income (loss)	$15

Weighted average basic shares outstanding	10,775
Effect of dilutive securities	12,315
Weighted-average dilutive shares	23,090

Basic earnings per share	$0.00
Diluted earnings per share	$0.00

Shares excluded from the diluted EPS calculation for the three month period ended June 30, 2018 because they would be anti-dilutive are as follows:

June 30,
(In thousands)	2018

Common shares issuable upon exercise of stock options	1,498
Restricted stock awards	262
Issuable shares for interest on loan	25
Common shares issuable upon conversion of convertible preferred stock	7,113
Common shares issuable upon exercise of warrants	3,960

(8)          Shared-based Compensation and Employee Benefit Plans

During September 2005, the Company established its 2005 Equity Incentive Plan, which provides for the granting of stock options and restricted stock for up to 2,850,000 shares of common stock at 100% of fair market value at the date of grant, with each grant requiring approval by the Board of Directors of the Company. In 2014, the term of the 2005 Equity Incentive Plan was extended to 2025. Options granted generally vest in one or more installments in a four or five year period and must be exercised while the grantee is employed by the Company or within a certain period after termination of employment (or while providing services under a service arrangement in the case of non-employees). Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SAR), which entitle them to surrender outstanding options for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 29, 2019, no further shares of common stock are available for issuance. All outstanding options have a ten-year life from the date of grant.

On September 20, 2018, shareholders approved the Company’s 2018 Equity Incentive Plan under which the Company may issue up to 2,500,000 shares of common stock upon the exercise of options, stock awards and grants. With the adoption of the 2018 Equity Incentive Plan, no further awards will be issued under the 2005 Equity Incentive Plan, though all awards under the 2005 Equity Incentive Plan that are outstanding will continue to be governed by the terms, conditions and procedures set forth in the plan and any applicable award agreement. Option grants under the Company’s previous 2000 Stock Option Plan are no longer available.

Options granted generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted SARs, which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 29, 2019, no SARs have been granted under any option plan. As of June 29, 2019, the total number of shares of common stock available for issuance was 838,500. All outstanding options have a ten-year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended
	June 29, 2019	June 30, 2018
Dividend yield	—	—
Expected volatility	101.66%	92.55%
Risk-free interest rate	2.35%	2.82%
Expected term (years)	8.36	8.36

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

A summary of the changes in stock options outstanding for the three-month period ended June 29, 2019 and the year ended March 30, 2019 is as follows:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price per share	Terms (Years)	Value
Outstanding at March 31, 2018	1,478,700	$0.56	8.0	$—
Granted	1,504,000	0.31	9.6
Forfeited / Expired	(248,000)	0.69
Outstanding at March 30, 2019	2,734,700	$0.41	8.4	$—
Granted	847,500	0.34	9.9
Forfeited / Expired	(32,200)	0.48
Outstanding at June 29, 2019	3,550,000	$0.39	8.5	$—

Exercisable at June 29, 2019	860,992	$0.58	5.9	$—

At June 29, 2019 expected to vest in the future	702,491	$0.40	9.6	$—

As of June 29, 2019, there was $497,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.32 years and will be adjusted for subsequent changes in estimated forfeitures. There were 207,292 options that vested during the quarter ended June 29, 2019, and 7,200 options that vested during the quarter ended June 30, 2018. The total fair value of options vested during each of the quarters ended June 29, 2019 and June 30, 2018 was $53,032 and $9,052 respectively. There were no options exercised in the three-month periods ended June 29, 2019 and June 30, 2018. Share based compensation cost related to stock options recognized in operating results for the three months ended June 29, 2019 and June 30, 2018 totaled $51,000 and $20,000, respectively.

Restricted Stock

The Company granted no restricted awards (“RSAs”) during the first quarters of fiscal 2020 and 2019. RSAs are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. As of June 29, 2019, there was $33,000 of total unrecognized compensation cost related to non-vested RSAs. That cost is expected to be recognized over a weighted average period of 0.68 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for RSAs and unrestricted stock awards in operating results for the three months ended June 29, 2019 and June 30, 2018 totaled $44,000 and $37,000, respectively

A summary of the changes in non-vested RSAs outstanding for the three-month period ended June 29, 2019 and the fiscal year ended March 30, 2019 is as follows:

	Shares	Weighted Average Fair Value per share
Non-Vested at March 31, 2018	299,950	$0.65
Granted	310,000	0.31
Vested	(250,000)	0.32
Forfeited or cancelled	(25,000)	0.79
Non-Vested at March 30, 2019	334,950	$0.56
Vested	(144,950)	0.80
Forfeited or cancelled	(20,000)	0.80
Non-Vested at June 29, 2019	170,000	$0.34

 (9)           Significant Customer and Industry Segment Information

The Company has two reportable segments: Microsource and the Giga-tronics Division. Microsource’s primary business is the design of custom Microwave Integrated Components (“MIC”) as well as the production of MIC components using chip and wire assembly methods. Our Microsource Division offers a line of tunable, synthesized Band Reject Filters (BRF) for solving interference problems in RADAR/EW applications. Self-protection systems onboard high performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. These high-speed, tunable notch filters are designed to block interference from both continuous wave and wide bandwidth emissions using proprietary driver and phase lock technology. The Company designs these filters specifically for each application. Microsource’s two largest customers are prime contractors for which it develops and manufactures RADAR filters used in fighter jet aircraft.

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR and Electronic Warfare (RADAR/EW) segment of the defense electronics market. The Company’s RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems.

The table below presents information for the two reportable segments:

		Three Month Periods Ended			Three Month Periods Ended
(In thousands)	At June 29, 2019	June 29, 2019	June 29, 2019	At June 30, 2018	June 30, 2018	June 30, 2018
	Assets	Net Sales	Net Income	Assets	Net Sales	Net Income
			(Loss)			(Loss)
Giga-tronics Division	$5,421	$1,916	$(548)	$4,418	$129	$(1,559)
Microsource	2,478	1,582	562	1,953	2,921	1,272
Total	$7,899	$3,498	$14	$6,371	$3,050	$(287)

During the first quarter of fiscal 2020, one customer accounted for 50% of the Company’s consolidated revenues and was included in the Giga-tronics Division. A second customer accounted for 39% and was included in the Microsource segment. During the first quarter of fiscal 2019, one customer accounted for 64% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 31% and was also included in the Microsource segment.

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

The Company recorded no income tax expense for the three months ended June 29, 2019 and $40,000 for the three months ended June 30, 2018. The effective tax rate for the three months ended June 29, 2019 and June 30, 2018 was 0% and 16% each period, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of June 29, 2019, the Company had recorded $123,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(11)        Warranty Obligations

The Company records a liability in cost of goods and services for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	Three Months Ended June 29, 2019	Three Months Ended June 30, 2018
Balance at beginning of period	$104	$164
Provision, net	12	6
Warranty costs incurred	(3)	(29)
Balance at end of period	$113	$141

(12)       Preferred Stock and Warrants

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

During the 2019 fiscal year, the Company issued and sold an additional 57,200 Series E Shares for the price of $25.00 per share, resulting in gross proceeds of $1,405,000. Net proceeds from sales of Series E Shares during the 2019 fiscal year were approximately $1.2 million after fees and expenses of approximately $212,000. Placement agent fees incurred in connection with the transaction were 5% of gross proceeds or approximately $56,875 in cash, plus warrants to purchase 5% of the number of common shares into which the Series E shares can be converted (100 shares) at an exercise price of $0.25 per share.

During the three months ended June 29, 2019, no additional Series E Shares were issued.

The table below presents information as of June 29, 2019 and March 30, 2019:

Preferred Stock
	Shares	Shares	Shares	Liquidation Preference
	Designated	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	100,000.00	100,000.00	98,400.00	3,690
Total at June 29, 2019 and March 30, 2019	119,500.00	118,533.51	116,933.51	$7,230

 (13)        Subsequent Events

None.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 30, 2019 Part I, under the heading “Risk Factors”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview and Refocusing of Giga-tronics

We manufacture specialized electronics equipment for use in both military test and airborne operational applications. Our operations consist of two business segments, those of our wholly-owned subsidiary, Microsource, and those of our Giga-tronics Division.

●

Microsource’s primary business is the design of custom Microwave Integrated Components (“MIC”) as well as the production of MIC components using chip and wire assembly methods. Our Microsource Division offers a line of tunable, synthesized Band Reject Filters (BRF) for solving interference problems in RADAR and Electronic Warfare (RADAR/EW) applications. Self-protection systems onboard high performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. Microsource’s high-speed, tunable notch filters are designed to block interference from both continuous wave and wide bandwidth emissions using proprietary driver and phase lock technology. We design these filters specifically for each application. Microsource customers are primarily prime contractors for whom we develop and manufacture aftermarket RADAR filters used in military fighter jet aircraft.

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

Microsource’s revenues have increased in recent years as prime contractors began upgrading additional aircraft. Initially Microsource supplied filters for one fighter jet, the F/A-18E. During our 2014 fiscal year, the prime contractor added a second aircraft, the F-15. Additionally, during our 2017 fiscal year, a second prime contractor added a third aircraft, the F-16. As a result, Microsource’s revenue increased to over $9.0 million during our 2019 fiscal year, which ended March 30, 2019. Microsource is a sole-source supplier of filters for the three fighter jets and we expect that the business will continue to be a significant source of our future revenue.

The Company believes that customer spending for EW systems, including test and emulation, will grow in future years due to more complex RADAR signals and foreign investment in new technology, which will require customers to have greater access to more sophisticated test and emulation equipment.

The Company believes it can become a leading supplier of solutions for evaluating RADAR and EW systems due to the investment the Company has made since 2012 in its ASGA functional test platform. The same digital technology that has revolutionized commercial communications and automotive electronics is now being applied to advanced RADAR and EW systems. This shift in technology limits the effectiveness of traditional analog test solutions due to the inability of these solutions to properly stimulate and actively interact with the RADAR and EW systems being tested. We believe the digital Giga-tronics Advanced Signal Generator & Analyzer hardware (“ASGA”) platform offers greater control and real-time behavior compared to traditional analog test solutions. This digital architecture enables us to offer RADAR/EW test solutions with real time responses and closed loop behavior that we believe is not available from any competitor.

Significant Orders

Both Microsource and the Giga-tronics Division have historically received a limited number of large customer orders periodically. The timing of orders is sporadic and difficult to predict, and any achievement of associated milestones, can cause significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

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

In June 2019, Microsource received two orders totaling $3.7 million from Lockheed Martin and Raytheon. While the orders were received during the first quarter of fiscal 2020, the Company recognized no revenue during the quarter with respect to these orders.

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

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 30, 2019 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended June 29, 2019, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

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

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	% change
Giga-tronics Division	$192	$52	269%
Microsource	3,764	413	811
Total	$3,956	$465	751%

New orders received in the first quarter of fiscal 2020 increased to $3,956,000 from $465,000 received in the first quarter of fiscal 2019. Both the Giga-tronics Division and Microsource segment saw increases in orders in the first quarter of fiscal 2020. The Giga-tronics Division had minimal ASG orders in the first quarter of fiscal 2020. The increase in Microsource business unit orders during the first quarter of fiscal 2020 was attributable to RADAR filters orders. The timing of receipt of expected large RADAR filter contracts varies from period to period.

 The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	June 29, 2019	June 30, 2018	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$518	$—	—%
Microsource	2,158	5,824	(63)%
Total	$2,676	$5,824	(54)%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$—	$—	—%
Microsource	4,470	3,504	28%
Total	$4,470	$3,504	28%

Backlog at the end of the first quarter of fiscal 2020 decreased 54% compared to the prior year date primarily due to the impact of the adoption of ASC 606 on April 1, 2018. The Giga-tronics Division backlog at June 29, 2019 was $518,000, an increase from the comparable prior year date due to a U.S. Navy order. Microsource saw a 63% decrease in backlog in the first quarter of fiscal 2020 which was primarily due the impact of the adoption of ASC 606.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	% Change
Giga-tronics Division	$1,916	$129	1385%
Microsource	1,582	2,921	(46)%
Total	$3,498	$3,050	15%

Fiscal 2020 first quarter net sales were $3.5 million, a 15% increase as compared to $3.1 million for the first quarter of fiscal 2019. The majority of the sales increase in fiscal 2020 was attributable to the Giga-tronics Division U.S. Navy order which was higher by $1.8 million partially offset by a $1.3 million decrease in Microsource sales primarily due to the impact of the adoption of ASC 606.

Gross profit was as follows for the periods shown:

GROSS PROFIT
	Three Month Periods Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	% change
Total	$1,530	$1,306	17%

Gross profit increased in the first quarter of fiscal 2020 to $1,530,000 from $1,306,000 for the first quarter of fiscal 2019. The higher gross profit was mainly due to an increase in sales of 15%.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	% change
Engineering	$355	$375	(5)%
Selling, general and administrative	1,047	1,001	5%
Total	$1,402	$1,376	2%

Operating expenses remained relatively even in the first quarter of fiscal 2020 over fiscal 2019. Engineering expenses decreased $20,000, primarily due to a decrease in personnel related expenses due to lower headcount. Selling, general and administrative increased by $46,000 primarily due to an increase in headcount and personnel related expenses.

Interest Expense

Net interest expense in the first quarter of fiscal 2020 was $113,000, a decrease of $64,000 over the first quarter of fiscal 2019. Interest expense decreased primarily due to less accretion of discounts on the PFG loan and lower bank borrowings during the first quarter of fiscal 2020. For the first quarter of fiscal 2020, interest expense includes $19,000 of accretion of discounts on the PFG loan compared to $50,000 recorded in the first quarter of fiscal 2019.

Net Income (loss)

Net income for the first quarter of fiscal 2020 was $15,000 compared to a net loss of $287,000 recorded in the first quarter of fiscal 2019. The net income in fiscal 2020 compared to the net loss in fiscal 2019 was primarily due to the increase in net sales for the Giga-tronics Division with relatively flat operating expenses.

Financial Condition and Liquidity

	Periods Ended
	June 29, 2019	March 30, 2019
Cash and cash equivalents	$1,010	$878
Total current assets	5,883	5,534
Total current liabilities	4,360	3,913
Working capital	$1,523	$1,621
Current ratio	1.35	1.41

As of June 29, 2019, Giga-tronics had $1.0 million in cash and cash equivalents, compared to $878,000 as of March 30, 2019. The Company had working capital of $1.5 million at June 29, 2019 compared to $1.6 million at March 30, 2019. The current ratio (current assets divided by current liabilities) at June 29, 2019 was 1.35 compared to 1.41 at March 30, 2019. The decrease in working capital was primarily due to changes in current assets consisting of increases in accounts receivable of $255,000 and cash of $132,000, and decreases in accrued payroll of $89,000, deferred rent of $74,000 and other current liabilities of $39,000 which was offset by a decrease in prepaids and other current asset of $52,000, increases in accounts payable of $183,000, current portion of debt of $121,000 and current lease obligations of $345,000.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Three Months Ended
	June 29, 2019	June 30, 2018
Net cash used in operating activities	$(181)	$(945)
Net cash used in investing activities	(22)	—
Net cash provided by financing activities	$335	$208

Cash Flows from Operating Activities

Cash used by operating activities during the three months ended June 29, 2019 of $181,000 was primarily attributable to changes in our working capital accounts, offset by our net income, other non-cash charges of $47,000 for depreciation and amortization and $95,000 for share-based compensation. Cash flow from our operating assets and liabilities decreased by $32,000 as a result of increased accounts receivable of $255,000, a $14,000 increase in inventories, a $64,000 increase in right of use assets, a $52,000 decrease in prepaid expenses and other current assets, a $183,000 increase in accounts payable, an $89,000 decrease in accrued payroll and benefits and a $27,000 increase in other current and non-current liabilities.

Cash used by operating activities during the three months ended June 30, 2018 of $945,000 was primarily attributable to our net loss, and changes in our working capital accounts, offset by other non-cash charges of $73,000 for depreciation and amortization and $57,000 for share-based compensation. Cash flow from our operating assets and liabilities decreased by $849,000 as a result of a $516,000 increase in prepaid expenses and other current assets, a $550,000 decrease in deferred revenue, a decrease in accounts payable of $240,000, and a $94,000 increase in accounts receivable offset by decreased inventories of $468,000, a $70,000 increase in accrued payroll and benefits, and a $13,000 increase in other current liabilities.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our operating results, amounts of non-cash charges, and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the three-month period ended June 29, 2019 was $22,000 which was primarily attributable to the acquisition of engineering equipment.

Cash used in investing activities for the three-month period ended June 30, 2018 was zero.

Cash Flows from Financing Activities

Cash provided by financing activities for the three-month period ended June 29, 2019 was $335,000, primarily due to proceeds from the Company’s borrowings under the Western Alliance Bank arrangement.

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

ITEM 4  – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 29, 2019, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1  – LEGAL PROCEEDINGS

As of June 29, 2019, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A   – RISK FACTORS

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

ITEM 2  – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 –   EXHIBITS

10.1	Modification No. 4 to Loan and Security Agreement by and among Partners for Growth V. L.P, Giga-tronics Incorporated and Microsource, Inc. dated as of June 28, 2019.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officers pursuant to Section 906 of Sarbanes-Oxley Act.
32.1	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 8, 2019	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2019	/s/ Lutz P. Henckels
Lutz P. Henckels
Chief Financial Officer and Director (Principal Financial Officer)

Date:	August 8, 2019	/s/ Traci K. Mitchell
Traci K. Mitchell
Corporate Controller (Principal Accounting Officer)