Form 10-Q
period 2019-09-28
GIGA TRONICS INC
filed 2019-11-12
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 28, 2019

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

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

Yes [ X ]     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. [ ]

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

Yes [    ]     No [ X ]

There were a total of 38,624,750 shares of the Registrant’s Common Stock outstanding as of November 8, 2019.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 28, 2019 and March 30, 2019	4

	Unaudited Condensed Consolidated Statements of Operations, Three and Six Months Ended September 28, 2019 and September 29, 2018	5

	Unaudited Consolidated Statements of Shareholders’ Equity, Six Months Ended September 28, 2019 and September 29, 2018	6

	Unaudited Condensed Consolidated Statements of Cash Flows, Six Months Ended September 28, 2019 and September 29, 2018	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other information	26
Item 6.	Exhibits	26

SIGNATURES		27

	Exhibit Index
	31.1 Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act.
	31.2 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act.
	32.1 Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act.
	32.1 Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	September 28, 2019	March 30, 2019
Assets
Current assets:
Cash and cash-equivalents	$704	$878
Trade accounts receivable, net of allowance of $8 and $8, respectively	994	568
Inventories, net	3,217	2,734
Prepaid expenses and other current assets	1,864	1,354
Total current assets	6,779	5,534
Property and equipment, net	567	569
Right of use asset	1,231	—
Other long term assets	176	176
Total assets	$8,753	$6,279
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,512	$747
Loans payable, net of discounts and issuance costs	2,073	1,781
Accrued payroll and benefits	280	476
Deferred rent	2	74
Lease obligations	396	41
Deferred liability related to asset sale	29	40
Other current liabilities	591	754
Total current liabilities	4,883	3,913
Other non-current liabilities	192	172
Long term deferred rent	2	358
Long term obligations - leases	1,268	21
Total liabilities	6,345	4,464
Commitments and contingencies
Shareholders' equity:
Preferred stock; no par value; Authorized - 1,000,000 shares Series A convertible- designated 250,000 shares; no shares at September 28, 2019 and March 30, 2019 issued and outstanding	—	—
Series B, C, D convertible - designated 19,500 shares; 17,781.64 shares at September 28, 2019 and 18,533.51 at March 30, 2019 outstanding; (liquidation preference of $3,367 at September 28, 2019 and $3,540 at March 30, 2019)	2,745	2,911
Series E convertible- designated 100,000 shares; 97,800 shares at September 28, 2019 and 98,400 shares at March 30, 2019 outstanding; (liquidation preference of $3,668 at September 28, 2019 and $3,690 at March 30, 2019)	1,878	1,895
Common stock; no par value; Authorized - 40,000,000 shares; 13,215,188 shares at September 28, 2019 and 11,360,511 shares at March 30, 2019 issued and outstanding	26,279	25,557
Accumulated deficit	(28,494)	(28,548)
Total shareholders' equity	2,408	1,815
Total liabilities and shareholders' equity	$8,753	$6,279

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenue
Goods	$373	$109	$2,311	$316
Services	2,662	2,571	4,222	5,414
Total revenue	3,035	2,680	6,533	5,730
Cost of goods and services	1,787	1,554	3,754	3,298
Gross profit	1,248	1,126	2,779	2,432

Operating expenses:
Engineering	349	343	704	718
Selling, general and administrative	751	900	1,798	1,901
Total operating expenses	1,100	1,243	2,502	2,619

Operating income (loss)	148	(117)	277	(187)
Interest expense:
Interest expense, net	(66)	(87)	(124)	(173)
Interest expense from accretion of loan discount	—	(54)	(19)	(105)
Total interest expense, net	(66)	(141)	(143)	(278)
Income (loss) before income taxes	82	(258)	134	(465)
Provision for income taxes	2	2	2	42
Net income (loss)	$80	$(260)	$132	$(507)
Deemed dividend on Series E shares	$(36)	$(22)	$(73)	$(62)
Net income (loss) attributable to common shareholders	$44	$(282)	$59	$(569)

Income (loss) per common share - basic	$0.00	$(0.03)	$0.01	$(0.06)
Income (loss) per common share - diluted	$0.00	$(0.03)	$0.00	$(0.06)

Weighted average shares used in per share calculation:
Basic	11,693	10,546	11,693	10,254
Diluted	23,699	10,546	23,699	10,254

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 31, 2018	62,334	$3,613	10,312,653	$25,200	$(28,682)	$131
Cumulative effect of ASC 606 adoption	—	—	—	—	1,176	1,176
Net loss	—	—	—	—	(287)	(287)
Share based compensation	—	—	—	57	—	57
Warrant exercises, net of issuance costs	—	—	60,300	15	—	15
Equity issuance for PFG Loan	—	—	7,500	—	—	—
Restricted stock granted	—	—	38,500	—	—	—
Series E preferred stock issuance, net of offering costs of $15	8,800	205	—	—	—	205
Balance at June 30, 2018	71,134	$3,818	10,418,953	$25,272	$(27,793)	$1,297
Net loss	—	—	—	—	(282)	(282)
Share based compensation	—	—	—	46	—	46
Warrant exercises, net of issuance costs	—	—	512,558	97	—	97
Equity issuance for PFG Loan	—	—	7,500	—	—	—
Series E preferred stock issuance, net of offering costs of $15	17,400	371	—	—	—	371
Balance at September 29, 2018	88,534	$4,189	10,939,011	$25,415	$(28,075)	$1,529

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 30, 2019	116,934	$4,806	11,360,511	$25,557	$(28,548)	$1,815
Net income	—	—	—	—	15	15
Share based compensation	—	—	—	95	—	95
Equity issuance for PFG Loan	—	—	2,500	—	—	—
Restricted stock forfeited	—	—	(20,000)	—	—	—
Series E preferred stock issuance, reclass of offering costs of $2	—	(2)	—	2	—	—
Balance at June 29, 2019	116,934	$4,804	11,343,011	$25,654	$(28,533)	$1,925
Net income	—	—	—	—	44	44
Share based compensation	—	—	—	67	—	67
Warrant exercises	—	—	1,227,120	230	—	230
Series E dividends	—	—	509,870	142	—	142
Series E converted to common stock	(600)	(15)	60,000	20	(5)	—
Series B converted to common stock	(752)	(166)	75,187	166	—	—
Balance at September 28, 2019	115,582	$4,623	13,215,188	$26,279	$(28,494)	$2,408

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income (loss)	$59	$(569)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	95	142
Share based compensation	162	103
Accretion of discounts and issuance costs on debt	20	105
Accrued interest and fees on loan payable	(192)	56
Change in deferred rent	1	(29)
Changes in operating assets and liabilities
Trade accounts receivable	(426)	(383)
Inventories	(483)	695
Prepaid expenses and other assets	(510)	(792)
Right of use asset	130	—
Accounts payable	765	(155)
Accrued payroll and benefits	(196)	24
Deferred revenue	—	(807)
Other current and non-current liabilities	(12)	(24)
Net cash used in operating activities	(587)	(1,634)

Cash flows from investing activities:
Purchases of property and equipment	(94)	—
Net cash used in investing activities	(94)	—

Cash flows from financing activities:
Principal payments on leases	(188)	(27)
Proceeds from issuance of preferred stock, net of issuance costs	—	576
Proceeds from exercise of warrants	230	112
Proceeds from borrowings, net of issuance costs	889	—
Repayments of borrowings	(424)	—
Net cash provided by financing activities	507	661

Decrease in cash and cash-equivalents	(174)	(973)

Beginning cash and cash-equivalents	878	1,485
Ending cash and cash-equivalents	$704	$512

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$66	$114

Supplementary disclosure of noncash financing activities:
Cumulative effect of adoption of ASC 606 on inventory	$—	$(1,581)
Cumulative effect of adoption of ASC 606 on prepaid expenses and other current assets	$—	$189
Cumulative effect of adoption of ASC 606 on deferred revenue	$—	$2,567
Cumulative effect of adoption of ASC 842 on right of use assets	$1,361	$—
Cumulative effect of adoption of ASC 842 on deferred rent	$429	$—
Cumulative effect of adoption of ASC 842 on lease liability	$1,790	$—
Issuance of dividends in kind	$142	$—

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

Balance Sheet Presentation

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheet. Under the typical payment terms of over time contracts, the customer pays either performance-based payments or progress payments. Amounts billed and due from customers are classified as receivables on the Condensed Consolidated Balance Sheet. Interim payments may be made as work progresses, and for some contracts, an advance payment may be made. A liability is recognized for these interim and advance payments in excess of revenue recognized and is presented as a contract liability which is included within accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract. When revenue recognized exceeds the amount billed to the customer, an unbilled receivable (contract asset) is recorded for the amount the Company is entitled to receive based on its enforceable right to payment and is included in Prepaid Expenses and Other Current Assets on the Condensed Consolidated Balance Sheet.

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

Practical expedients elected

The Company has elected to apply the package of practical expedients under ASU 2016-02 to (a) not reassess whether expired or existing contracts are or contain leases, (b) not reassess the lease classification for any expired or existing leases and (c) not reassess the accounting for initial direct costs. As a result, leases classified as operating leases prior to adoption of the new lease standard remain as operating leases and leases classified as capital leases prior to adoption of the new lease standard are now finance leases.

The adoption of the new leases standard resulted in the following adjustments to the consolidated balance sheet as of March 30, 2019 (in thousands):

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

(2)            Inventories

Inventories consisted of the following:

(In thousands)	September 28, 2019	March 30, 2019
Raw materials	$1,040	$759
Work-in-progress	1,770	1,523
Finished goods	77	57
Demonstration inventory	330	395
Total	$3,217	$2,734

(3)      Financed Receivables

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

As of September 28, 2019 and March 30, 2019, the Company’s total outstanding borrowings under the Restated Financing Agreement were $839,290 and zero, respectively, and are included in Loans payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheet.

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

The bifurcated embedded derivative and the debt discount are presented net with the related loan balance in the consolidated balance sheets. The debt discount is being amortized to interest expense over the loan’s term using the effective interest method. During the six months ended September 28, 2019, the Company amortized discounts of approximately $20,000 to interest expense.

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

On March 26, 2018, concurrent with the execution of the Securities Purchase Agreement for the Series E Shares (see Note 12 – Preferred Stock and Warrants - Series E Senior Convertible Voting Perpetual Preferred Stock), the Company and PFG entered into a modification agreement providing for the restructuring of certain terms associated with approximately $1.7 million in indebtedness under the 2017 Loan. Subject to the sale of at least $1.0 million in Series E Shares, PFG agreed to waive all current defaults and cease applying the applicable default interest rate, returning to the stated non-default rate of 16%, and to lower the revenue and tangible net worth covenants for the remaining term of the loan. As consideration for the modifications, the Company reduced the exercise price of outstanding warrants previously granted to PFG (pursuant to its 2014 Loan Agreement and Credit Line with PFG) to purchase 260,000 shares of the Company’s common stock from $1.42 to $0.25 per share and extended the exercisability of the warrants by one year to March 13, 2020. The Company and PFG also agreed to eliminate PFG’s cash put provision associated with these warrants in exchange for the issuance of 150,000 shares of the Company’s common stock. As of September 28, 2019, the Company had issued to PFG 400,000 common shares under the loans.

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

On June 28, 2019, the Company and PFG agreed to further modify the 2017 Loan Agreement to adjust the financial covenants requiring the Company to maintain a minimum tangible net worth and minimum revenues. At September 28, 2019, the Company was in compliance with these financial covenants under ASC 606.

As of September 28, 2019 and March 30, 2019, the Company’s total outstanding loan balances were $1.2 million and $1.8 million, respectively, and are included in Loans payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheet.

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

Lease costs

For the three months ended (in thousands):

		June 29,
	Classification	2019
Operating lease costs	Operating expenses	$125
Finance lease:
Amortization of lease asset	Depreciation and amortization	10
Interest on lease liability	Interest expense	2
Total lease costs		$137

For the six months ended (in thousands):

		September 28,
	Classification	2019
Operating lease costs	Operating expenses	$125
Finance lease:
Amortization of lease asset	Depreciation and amortization	18
Interest on lease liability	Interest expense	3
Total lease costs		$146

Other information (in thousands except weighted average amounts):

For the three months ended: June 29, 2019	Operating leases	Finance leases
Operating cash used for leases	$143	—
Financing cash used for leases	—	$13
Weighted average remaining lease term	4.17	1.21
Weighted-average discount rate	6.50%	12.00%

For the six months ended: September 28, 2019	Operating leases	Finance leases
Operating cash used for leases	$143	—
Financing cash used for leases	—	$24
Weighted-average remaining lease term	3.85	0.96
Weighted average discount rate	6.60%	12.00%

Future lease payments as of September 28, 2019 were as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder current year	$222	$22	$244
2021	458	20	478
2022	473	—	473
2023	487	—	487
Thereafter	209	—	209
Total future minimum lease payments	1,849	42	1,891
Less: imputed interest	(225)	(2)	(227)
Present value of lease liabilities	$1,624	$40	$1,664

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

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at September 28, 2019 and March 30, 2019.

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

Shares included in the diluted EPS calculation for the six month period ended September 28, 2019 are as follows:

September 28,
(In thousands except per share data)	2019
Net income (loss)	$59

Weighted average basic shares outstanding	11,694
Effect of dilutive securities	12,005
Weighted-average dilutive shares	23,699

Basic earnings per share	$0.01
Diluted earnings per share	$0.00

Shares excluded from the diluted EPS calculation for the six month period ended September 29, 2018 because they would be anti-dilutive are as follows:

September 29,
(In thousands)	2018

Common shares issuable upon exercise of stock options	2,238
Restricted stock awards	250
Issuable shares for interest on loan	18
Common shares issuable upon conversion of convertible preferred stock	8,853
Common shares issuable upon exercise of warrants	3,452

The stock options, restricted stock, convertible preferred stocks and warrants not included in the computation of diluted earnings per share (EPS) for the six month period ended September 29, 2018 is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(8)     Share-based Compensation and Employee Benefits Plans

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

Options granted generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted SARs, which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of September 28, 2019, no SARs have been granted under any option plan. As of September 28, 2019, the total number of shares of common stock available for issuance was 638,500. All outstanding options have a ten-year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Six Month Periods Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Dividend yield	—	—	—	—
Expected volatility	103.26%	92.94%	101.97%	92.89%
Risk-free interest rate	1.83%	2.82%	2.25%	2.82%
Expected term (years)	8.36	8.35	8.36	8.35

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

A summary of the changes in stock options outstanding for the six-month period ended September 28, 2019 and the fiscal year ended March 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2018	1,478,700	$0.56	8.0	$—
Granted	1,504,000	0.31	9.6
Forfeited / Expired	(248,000)	0.69
Outstanding at March 30, 2019	2,734,700	$0.41	8.4	$—
Granted	1,047,500	0.34	9.7
Forfeited / Expired	(32,200)	0.48
Outstanding at September 28, 2019	3,750,000	$0.39	8.4	$—

Exercisable at September 28, 2019	1,005,664	$0.55	6.0	$—

At September 28, 2019, expected to vest in the future	2,964,782	$0.40	8.1	$—

As of September 28, 2019, there was $491,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 3.14 years. There were 144,672 options and 15,550 options that vested during the quarter ended September 28, 2019 and September 29, 2018, respectively. The total grant date fair value of options vested during the quarters ended September 28, 2019 and September 29, 2018 was $47,000 and $20,000, respectively. There were 351,964 and 22,750 options that vested during the six-month period ended September 28, 2019 and September 29, 2018, respectively. The total grant date fair value of options vested during the six-month period ended September 28, 2019 and September 29, 2018 was $100,000 and $29,000, respectively. No shares were exercised during the three and six-month period ended September 28, 2019 and September 29, 2018. Share based compensation cost recognized in operating results for the three-month periods ended September 28, 2019 and September 29, 2018 totaled $52,000 and $24,000, respectively. Share based compensation cost recognized in operating results for the six-month periods ended September 28, 2019 and September 29, 2018 totaled $103,000 and $44,000, respectively.

Restricted Stock

The Company granted no awards during the second quarter and first half of fiscal 2020 and 2019. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. As of September 28, 2019, there was $19,000 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 0.50 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for the restricted and unrestricted stock awards during the second quarter and first half of fiscal 2020 was $15,000 and $60,000, respectively. Compensation cost recognized for the restricted and unrestricted stock awards during the second quarter and first half of fiscal 2019 was $23,000 and $59,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the six-month period ended September 28, 2019 and the fiscal year ended March 30, 2019 is as follows:

	Shares	Weighted Average Fair Value Per Share
Non-Vested at March 31, 2018	299,950	$0.65
Granted	310,000	0.31
Vested	(250,000)	0.32
Forfeited or cancelled	(25,000)	0.79
Non-Vested at March 30, 2019	334,950	$0.56
Granted	—	—
Vested	(164,950)	0.76
Forfeited or cancelled	(20,000)	0.74
Non-Vested at September 28, 2019	150,000	$0.32

(9)      Significant Customer and Industry Segment Information

The Company has two reportable segments: Microsource and the Giga-tronics Division. Microsource’s primary business is the design of custom Microwave Integrated Components (“MIC”) as well as the production of MIC components using chip and wire assembly methods. The Company’s Microsource Division offers a line of tunable, synthesized Band Reject Filters (BRF) for solving interference problems in RADAR/EW applications. Self-protection systems onboard high performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. These high-speed, tunable notch filters are designed to block interference from both continuous wave and wide bandwidth emissions using proprietary driver and phase lock technology. The Company designs these filters specifically for each application. Microsource’s two largest customers are prime contractors for which it develops and manufactures RADAR filters used in fighter jet aircraft.

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR and Electronic Warfare (RADAR/EW) segment of the defense electronics market. The Company’s RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems.

The tables below presents information for the two reportable segments:

		Three Month Period Ended			Three Month Period Ended
(In thousands)	At Sep. 28, 2019	Sep. 28, 2019		At Sep. 29, 2018	Sep. 29, 2018
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,639	$373	$(979)	$4,235	$50	$(1,337)
Microsource	3,114	2,662	1,023	2,170	2,630	1,055
Total	$8,753	$3,035	$44	$6,405	$2,680	$(282)

		Six Month Period Ended			Six Month Period Ended
(In thousands)	At Sep. 28, 2019	Sep. 28, 2019		At Sep. 29, 2018	Sep. 29, 2018
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,639	$2,289	$(1,526)	$4,235	$179	$(2,896)
Microsource	3,114	4,244	1,585	2,170	5,551	2,327
Total	$8,753	$6,533	$59	$6,405	$5,730	$(569)

During the second quarter of fiscal 2020, one customer accounted for approximately 57% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 31% of the Company’s consolidated revenue and was also included in the Microsource segment. During the second quarter of fiscal 2019, one customer accounted for approximately 60% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 25% of the Company’s consolidated revenue and was also included in the Microsource segment.

During the first half of fiscal 2020, one customer accounted for 47% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 30% of the Company’s consolidated revenue and was included in the Giga-tronics division. During the first half of fiscal 2019, one customer accounted for 62% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 28% of the Company’s consolidated revenue and was also included in the Microsource segment.

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

The Company recorded $2,000 and $42,000 income tax expense for the six months ended September 28, 2019 and September 29, 2018, respectively. The effective tax rate for the six months ended September 30, 2019 and September 30, 2018 was 0% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of September 30, 2019, the Company had recorded $123,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(11)        Warranty Obligations

The Company records a liability in cost of goods and services for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Month Periods Ended		Six Month Periods Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Balance at beginning of period	$113	$141	$104	$164
Provision, net	(17)	(36)	(5)	(25)
Warranty costs incurred	(4)	(20)	(7)	(54)
Balance at end of period	$92	$85	$92	$85

(12)      Preferred Stock and Warrants

Series E Senior Convertible Voting Perpetual Preferred Stock

On March 26, 2018, the Company entered into a Securities Purchase Agreement for the sale of 42,800 shares of a newly designated series of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock (“Series E Shares”) to approximately 15 private investors. The sale was completed and the Series E Shares were issued on March 28, 2018.

Holders of Series E Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannual in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the 10 day volume weighted average price of the common stock. The deemed dividend is reflected on the face of the income statement as an increase in net loss or a decrease in net income to arrive a net income (loss) attributable to common shareholders.

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

For the six months ended September 28, 2019, no additional Series E shares were issued.

The table below presents information as of September 28, 2019:

Preferred Stock
	Shares	Shares	Shares	Liquidation Preference
	Designated	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,245.13	$2,136
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	100,000.00	100,000.00	97,800.00	3,668
Total at September 28, 2019	119,500.00	118,533.51	115,581.64	$7,035

(13)        Subsequent Events

Sale of Common Stock

On November 8, 2019, the Company completed an underwritten public offering of 11,960,000 shares of its common stock at $0.25 per share. The net proceeds from the offering after deducting underwriting discounts and commissions and estimated offering expenses were approximately $2.1 million. The Company intends to use the net proceeds of this offering for general corporate purposes, which may include the repayment of debt. In connection with the offering, the Company granted the underwriter a warrant to purchase 358,800 shares of common stock at the price of $0.30 per share.  The warrant is immediately exercisable and has a five year term.

Series E Exchange

Beginning on September 30, 2019, the Company offered holders of its 6.0% Series E Shares the opportunity to exchange all or some of their shares of Series E Shares for shares of the Company’s common stock in a private exchange offer at the rate of 150 shares of common stock for each Series E Share, plus an additional number of shares of common stock having a market value equal to the accrued but unpaid dividends thereon.  The private exchange offer was conditioned and became effective upon the Company selling at least $2.0 million of common stock in a public offering.  The Company completed the private exchange offer on November 8, 2019, issuing an aggregate of 13,449,562 shares of common stock in exchange for 88,600 shares of Series E Preferred Stock and dividends accrued thereon. The shares of common stock to be issued in the exchange were issued in reliance on the exemptions from registration set forth in Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933 (the “Securities Act”), though other exemptions may be available.

Reverse Stock Split Announced

At the Annual Meeting of Shareholders on September 19, 2019, the Company’s shareholders approved a reverse stock split of the Company’s common stock and authorized the Board of Directors to determine the exact ratio of the reverse split within the range of 1-for-10 to 1-for-20.  On November 6, 2019, the Company announced that the Board of Directors approved a reverse split of the common stock at a ratio of 1-for-15.

The shares amounts and related financial information in this Form 10-Q do not reflect the reverse split, which is expected to be effective on November 29, 2019.  At the effective time of the reverse stock split, every 15 shares of issued and outstanding common stock will be converted into one share of issued and outstanding common stock, and the authorized shares of common stock will be reduced from 200,000,000 to 13,333,333 shares, without par value.  The reverse stock split will not modify the rights of the common stock.  Proportional adjustments will be made to the conversion and exercise prices of the Company’s convertible preferred stock, common stock warrants and stock options.

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

Microsource’s revenues have increased in recent years as prime contractors began upgrading additional aircraft. Initially, Microsource supplied filters for one fighter jet, the F/A-18E. During our 2014 fiscal year, we began to supply the prime contractor with filters for a second aircraft, the F-15. Additionally, during our 2017 fiscal year, we began to supply a second prime contractor with filters for a third aircraft, the F-16. As a result, Microsource’s revenue increased to over $9.0 million during our 2019 fiscal year, which ended March 30, 2019. Microsource is a sole-source supplier of filters for these three fighter jets and we expect that the sales of filters for these aircraft will continue to be a significant source of our future revenue.

In 2012, we began development of a test platform for evaluating RADAR/EW systems using its technical resources and industry expertise related to microwave products. We believe that, as a small company, the RADAR/EW test and evaluation market offers greater long-term opportunities for revenue growth and improved gross margins compared to its original general-purpose commodity test equipment products. As a result, we chose to focus on the development of our RADAR/EW testing platform and divested our general-purpose test product lines between calendar years 2015 and 2017.

The same digital technology that has revolutionized commercial communications and automotive electronics is now being applied to advanced RADAR and EW systems. This shift in technology limits the effectiveness of traditional analog test solutions due to the inability of these solutions to properly stimulate and actively interact with the RADAR and EW systems being tested. We believe that our digital Giga-tronics Advanced Signal Generator & Analyzer hardware (“ASGA”) platform offers greater control and real-time behavior compared to traditional analog test solutions. This digital architecture enables us to offer RADAR/EW test solutions with real time responses and closed loop behavior that we believe is not available from any competitor.

We believe that customer spending for EW systems, including test and emulation, will grow in future years due to more complex RADAR signals and foreign investment in new technology, which will require customers to have greater access to more sophisticated test and emulation equipment. We believe we can become a leading supplier of solutions for evaluating RADAR and EW systems due to the investment we have made since 2012 in our ASGA functional test platform.

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

In June 2019, Microsource received two orders totaling $3.7 million from Lockheed Martin and Raytheon. The Company began to recognize revenue during the second quarter of fiscal 2020 with respect to these orders and expects to recognize the remainder of the revenue through fiscal 2024.

In September 2020, Microsource received two orders totaling $2.9 million from Boeing Company. While the orders were received during the second quarter of fiscal 2020, the Company recognized minimal revenue during the quarter with respect to these orders.

Giga-tronics Division

In February 2019, the Giga-tronics Division received a $4.0 million order from the United States Navy for our Real-Time Threat Emulation System (TEmS) which is a combination of the ASGA hardware platform, along with software developed and licensed to the Company from a major aerospace and defense company. The order is comprised of two TEmS units of equal value along with approximately $671,000 of engineering services to support and upgrade currently installed systems. The Company fulfilled the first TEmS unit order in the March 2019 quarter, the Company’s fourth quarter of fiscal 2019. The second TEmS unit order was fulfilled during the June 2019 quarter, the Company’s first quarter of fiscal 2020. The engineering services are expected to occur over approximately a twelve month period.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 30, 2019 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three and six months ended September 28, 2019, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies.

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

Results of Operations

New orders received for the three and six-month periods ended September 28, 2019 and September 29, 2018 by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	% change
Giga-tronics Division	$119	$50	138%
Microsource	2,971	105	2730%
Total	$3,090	$155	1894%

	Six Month Periods Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	% change
Giga-tronics Division	$311	$102	205%
Microsource	6,735	518	1200%
Total	$7,046	$620	1036%

New orders received in the second quarter of fiscal 2020 increased to $3,090,000 from $155,000 received in the second quarter of fiscal 2019. Both the Giga-tronics Division and Microsource segment saw increases in orders in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, though the Giga-tronics Division had minimal ASG orders in the second quarter of fiscal 2020. The increase in Microsource business unit orders during the second quarter of fiscal 2020 was attributable to RADAR filters orders. The timing of receipt of expected large RADAR filter contracts varies from period to period.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	September 28, 2019	September 29, 2018	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$264	$-	-
Microsource	6,937	3,299	110%
Total	$7,201	$3,299	118%

Backlog of unfilled orders shippable within one year:
Giga-tronics Division	$-	$-	-
Microsource	5,633	3,299	71%
Total	$5,633	$3,299	71%

Backlog at the end of the second quarter of fiscal 2020 versus the comparable prior year date increased by 118% primarily due to RADAR filter orders. The Giga-tronics Division backlog at September 28, 2019 was $264,000, an increase from the comparable prior year date due to a U.S. Navy order. Microsource saw a 110% increase in backlog in the second quarter of fiscal 2020 which was attributable to RADAR filter orders.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	% change
Giga-tronics Division	$373	$50	646%
Microsource	2,662	2,630	1%
Total	$3,035	$2,680	13%

	Six Month Periods Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	% change
Giga-tronics Division	$2,289	$179	1179%
Microsource	4,244	5,551	(24% )
Total	$6,533	$5,730	14%

Both the Giga-tronics Division and Microsource segment saw minimal increases in net sales in the second quarter of fiscal 2020 versus the comparable prior year date. The Giga-tronics Division net sales at September 28, 2019 was $373,000, an increase from the comparable prior year quarter due to a U.S. Navy order. Microsource segment saw a minimal increase in the second quarter of fiscal 2020 versus the comparable prior year quarter.

Net sales of the Giga-tronics Division for the first six months of fiscal 2020 were $2.3 million, a $2.1 million increase as compared to the first six months of fiscal 2019 which was attributable to a U.S. Navy order. Net sales for the Microsource segment during the first half of fiscal 2020 decreased 24% over the comparable prior year period due to the Company’s required adoption of ASC 606.

Gross profit was as follows for the periods shown:

GROSS PROFIT
	Three Month Periods Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	% change
Total	$1,248	$1,126	11%

	Six Month Periods Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	% change
Total	$2,779	$2,432	14%

Gross profit increased in the second quarter and first half of fiscal 2020 over the comparable periods of fiscal 2019 primarily due to an increase in sales of 13% in the second quarter of fiscal 2020 and 14% in the first half of fiscal 2020.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	% change
Engineering	$349	$343	2%
Selling, general and administrative	751	900	(17%)
Total	$1,100	$1,243	(12%)

	Six Month Periods Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	% change
Engineering	$704	$718	(2%)
Selling, general and administrative	1,798	1,901	(5%)
Total	$2,502	$2,619	(4%)

Operating expenses decreased 12% or $143,000 in the second quarter of fiscal 2020 over fiscal 2019. Engineering expenses remained relatively flat. Selling, general and administrative decreased by $149,000 primarily due to a decrease in headcount and personnel related expenses.

Operating expenses remained relatively flat in the first six months of fiscal 2020 over fiscal 2019. Engineering expenses decreased $14,000 and selling, general and administrative decreased by $103,000 primarily due to a decrease in headcount and personnel related expenses.

Interest Expense

Net interest expense in the second quarter of fiscal 2020 was $66,000, a decrease of $55,000 over the second quarter of fiscal 2019. Interest expense decreased primarily due to less accretion of loan discount and less interest on the PFG loan as the Company began making monthly principal payments of $75,000 on May 1, 2019.

Net interest expense in the first half of fiscal 2020 was $143,000, a decrease of $135,000 over the first half of fiscal 2019. Interest expense decreased primarily due to less accretion of loan discount and less interest on the PFG loan as the Company began making monthly principal payments of $75,000 on May 1, 2019.

Net Income (loss)

Net income for the second quarter of fiscal 2020 was $44,000, compared to a net loss of $282,000 recorded in the second quarter of fiscal 2019. The decrease in net loss was primarily due to the higher net sales along with decreases in operating expenses in the second quarter of fiscal 2020 over 2019. Net income for the first half of fiscal 2020 was $59,000, compared to a net loss of $569,000 recorded in the first half of fiscal 2019. The decrease in net loss was primarily due to the increase in net sales for the Giga-tronics Division along with decreases in operating expenses.

Financial Condition and Liquidity

	Periods Ended
	September 28, 2019	March 30, 2019
Cash and cash equivalents	$704	$878
Total current assets	$6,779	$5,534
Total current liabilities	$4,883	$3,913
Working capital	$1,896	$1,621
Current ratio	1.39	1.41

As of September 28, 2019, Giga-tronics had $704,000 in cash and cash equivalents, compared to $878,000 as of March 30, 2019. The Company had working capital of $1.9 million at September 28, 2019 compared to $1.6 million at March 30, 2019. The current ratio (current assets divided by current liabilities) at September 28, 2019 was 1.39 compared to 1.41 at March 30, 2019. The increase in working capital was primarily due to an increase in accounts receivables of $426,000, an increase in prepaids and other current assets of $510,000 and an increase in inventories of $483,000 all of which resulted from the adoption of ASC 606 during the first six months of fiscal 2020.

Cash Flows

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows:

	Six Months Ended
	September 28, 2019	September 29, 2018
Net cash (used in) provided by operating activities	$(587)	$(1,634)
Net cash (used in) provided by investing activities	(94)	-
Net cash provided by (used in) financing activities	507	661

Cash Flows from Operating Activities

Cash used by operating activities during the six months ended September 28, 2019 was $587,000. Net cash used in operating activities during this period was primarily attributable to changes in our working capital accounts, partially offset by other non-cash charges of $95,000 for depreciation and amortization and $162,000 for share-based compensation.

During the six months ended September 29, 2018, our operating activities used cash of $1.6 million, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock-based compensation and depreciation and amortization.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our operating results, amounts of non-cash charges, and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the six-month period ended September 28, 2019 was $94,000, primarily due to purchases of equipment for manufacturing and engineering.

Cash used in investing activities for the six-month period ended September 29, 2018 was zero.

Cash Flows from Financing Activities

Cash provided by financing activities for the six-month period ended September 28, 2019 was $507,000, primarily due to proceeds from the exercise of warrants of $230,000 and proceeds from financed receivables of $889,000, partially offset by repayments of financed receivables of $49,000 and $375,000 loan repayments on borrowings and $188,000 of capital lease payments.

Cash provided by financing activities for the six-month period ended September 29, 2018 was $661,000, primarily due to net proceeds of $576,000 from the Company’s sale of Series E convertible preferred stock as well as proceeds from the exercise of warrants of $112,000.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 28, 2019, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 28, 2019, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 12, 2019	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2019	/s/ Lutz P. Henckels
Lutz P. Henckels
Chief Financial Officer and Director (Principal Financial Officer)

Date:	November 12, 2019	/s/ Traci K. Mitchell
Traci K. Mitchell
Corporate Controller (Principal Accounting Officer)