Form 10-Q
period 2019-12-28
GIGA TRONICS INC
filed 2020-02-06
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 28, 2019

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐     No ☒

There were a total of 2,476,900 shares of the Registrant’s Common Stock outstanding as of January 28, 2020.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	December 28, 2019	March 30, 2019
Assets
Current assets:
Cash and cash-equivalents	$1,244	$878
Trade accounts receivable, net of allowance of $8 and $8, respectively	477	568
Inventories, net	3,586	2,734
Prepaid expenses and other current assets	1,983	1,354
Total current assets	7,290	5,534
Property and equipment, net	552	569
Right of use asset	1,164	—
Other long term assets	177	176
Total assets	$9,183	$6,279
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$968	$747
Loans payable, net of discounts and issuance costs	1,138	1,781
Accrued payroll and benefits	402	476
Deferred revenue	218	—
Deferred rent	2	74
Lease obligations	396	41
Deferred liability related to asset sale	—	40
Other current liabilities	351	754
Total current liabilities	3,475	3,913
Other non-current liabilities	149	172
Long term deferred rent	2	358
Long term obligations - leases	1,174	21
Total liabilities	4,800	4,464
Commitments and contingencies
Shareholders' equity:
Preferred stock; no par value; Authorized - 1,000,000 shares
Series A convertible- designated 250,000 shares; no shares at December 28, 2019 and March 30, 2019 issued and outstanding	—	—
Series B, C, D convertible - designated 19,500 shares; 17,781.64 shares at December 28, 2019 and 18,533.51 at March 30, 2019 outstanding; (liquidation preference of $3,367 at December 28, 2019 and $3,540 at March 30, 2019)	2,745	2,911
Series E convertible- designated 100,000 shares; 9,200 shares at December 28, 2019 and 98,400 shares at March 30, 2019 outstanding; (liquidation preference of $345 at December 28, 2019 and $3,690 at March 30, 2019)	177	1,895
Common stock; no par value; Authorized – 13,333,333 shares; 2,476,900 shares at December 28, 2019 and 757,367 shares at March 30, 2019 issued and outstanding	31,369	25,557
Accumulated deficit	(29,908)	(28,548)
Total shareholders' equity	4,383	1,815
Total liabilities and shareholders' equity	$9,183	$6,279

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net revenue
Goods	$193	$100	$2,576	$416
Services	2,439	1,793	6,589	7,207
Total revenue	2,632	1,893	9,165	7,623
Cost of goods and services	1,534	1,069	5,288	4,367
Gross profit	1,098	824	3,877	3,256

Operating expenses:
Engineering	393	302	1,097	1,020
Selling, general and administrative	819	853	2,617	2,754
Total operating expenses	1,212	1,155	3,714	3,774

Operating income (loss)	(114)	(331)	163	(518)
Interest expense:
Interest expense, net	(42)	(101)	(166)	(294)
Interest expense from accretion of loan discount	—	(58)	(19)	(163)
Total interest expense, net	(42)	(159)	(185)	(457)
Loss before income taxes	(156)	(490)	(22)	(975)
Provision for income taxes	—	—	2	42
Net loss	$(156)	$(490)	$(24)	$(1,017)
Deemed dividend on Series E shares	$(18)	$(27)	$(91)	$(69)
Cumulative dividends on Series E shares	(1,240)	—	(1,245)	—
Net loss attributable to common shareholders	$(1,414)	$(517)	$(1,360)	$(1,086)

Loss per common share - basic	$(1.04)	$(0.73)	$(1.38)	$(1.56)
Loss per common share - diluted	$(1.04)	$(0.73)	$(1.38)	$(1.56)

Weighted average shares used in per share calculation:
Basic	1,362	712	987	694
Diluted	1,362	712	987	694

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 31, 2018	62,334	$3,613	687,510	$25,200	$(28,682)	$131
Cumulative effect of ASC 606 adoption	—	—	—	—	1,176	1,176
Net loss	—	—	—	—	(267)	(267)
Share based compensation	—	—	—	57	—	57
Warrant exercises, net of issuance costs	—	—	4,020	15	—	15
Equity issuance for PFG Loan	—	—	500	—	—	—
Restricted stock granted	—	—	2,567	—	—	—
Series E preferred stock issuance, net of offering costs of $15	8,800	205	—	—	—	205
Series E dividends	—	—	—	—	(20)	(20)
Balance at June 30, 2018	71,134	$3,818	694,597	$25,272	$(27,793)	$1,297
Net loss	—	—	—	—	(260)	(260)
Share based compensation	—	—	—	46	—	46
Warrant exercises, net of issuance costs	—	—	34,171	97	—	97
Equity issuance for PFG Loan	—	—	500	—	—	—
Series E preferred stock issuance, net of offering costs of $15	17,400	371	—	—	—	371
Series E dividends	—	—	—	—	(22)	(22)
Balance at September 29, 2018	88,534	$4,189	729,268	$25,415	$(28,075)	$1,529
Net loss	—	—	—	—	(490)	(490)
Share based compensation	—	—	—	33	—	33
Restricted stock granted	—	—	3,333	—	—	—
Equity issuance for PFG Loan	—	—	500	—	—	—
Series E preferred stock issuance, net of offering costs of $15	10,400	161	—	—	—	161
Series E dividends	—	—	—	—	(27)	(27)
Balance at December 29, 2018	98,934	$4,350	733,101	$25,448	$(28,592)	$1,206

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 30, 2019	116,934	$4,806	757,367	$25,557	$(28,548)	$1,815
Net income	—	—	—	—	52	52
Share based compensation	—	—	—	95	—	95
Equity issuance for PFG Loan	—	—	167	—	—	—
Restricted stock forfeited	—	—	(1,333)	—	—	—
Series E preferred stock issuance, reclass of offering costs of $2	—	(2)	—	2	—	—
Series E dividends	—	—	—	—	(37)	(37)
Balance at June 29, 2019	116,934	$4,804	756,201	$25,654	$(28,533)	$1,925
Net income	—	—	—	—	80	80
Share based compensation	—	—	—	67	—	67
Warrant exercises	—	—	81,808	230	—	230
Series E dividends	—	—	33,991	142	(36)	106
Series E converted to common stock	(600)	(15)	4,000	20	(5)	—
Series B converted to common stock	(752)	(166)	5,012	166	—	—
Balance at September 28, 2019	115,582	$4,623	881,012	$26,279	$(28,494)	$2,408
Net income	—	—	—	—	(156)	(156)
Share based compensation	—	—	—	67	—	67
Fractional shares due to reverse split	—	—	(81)	—	—	—
Warrant exercises, net of issuance costs	—	—	—	(18)	—	(18)
Series E dividends	—	—	10,636	47	(18)	29
Series E converted to common stock	(88,600)	(1,701)	886,000	2,941	(1,240)	—
Common stock issuance, net of offering costs	—	—	699,333	2,053	—	2,053
Balance at December 28, 2019	26,982	$2,922	2,476,900	$31,369	$(29,908)	$4,383

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net loss	$(24)	$(1,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	206
Share based compensation	229	168
Accretion of discounts and issuance costs on debt	20	163
Accrued interest and fees on loan payable	(224)	84
Change in deferred rent	1	(43)
Changes in operating assets and liabilities
Trade accounts receivable	91	(330)
Inventories	(852)	724
Prepaid expenses and other assets	(629)	(1,188)
Right of use asset	197	—
Accounts payable	221	(68)
Accrued payroll and benefits	(74)	255
Deferred revenue	218	(556)
Other current and non-current liabilities	(369)	(146)
Net cash used in operating activities	(1,055)	(1,748)

Cash flows from investing activities:
Purchases of property and equipment	(123)	—
Net cash used in investing activities	(123)	—

Cash flows from financing activities:
Principal payments on leases	(282)	(40)
Proceeds from issuance of preferred stock, net of issuance costs	—	736
Proceeds from issuance of common stock, net of issuance costs	2,053	—
Proceeds from exercise of warrants	211	112
Proceeds from borrowings, net of issuance costs	1,051	—
Repayments of borrowings	(1,489)	(97)
Net cash provided by financing activities	1,544	711

Increase (decrease) in cash and cash-equivalents	366	(1,037)

Beginning cash and cash-equivalents	878	1,485
Ending cash and cash-equivalents	$1,244	$448

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$57	$12
Cash paid for interest	$376	$164

Supplementary disclosure of noncash financing activities:
Cumulative effect of adoption of ASC 606 on inventory	$—	$(1,581)
Cumulative effect of adoption of ASC 606 on prepaid expenses and other current assets	$—	$189
Cumulative effect of adoption of ASC 606 on deferred revenue	$—	$2,567
Cumulative effect of adoption of ASC 842 on right of use assets	$1,361	$—
Cumulative effect of adoption of ASC 842 on deferred rent	$429	$—
Cumulative effect of adoption of ASC 842 on lease liability	$1,790	$—
Issuance of dividends in kind	$(190)	$(69)

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

On December 12, 2019, the Company completed a one-for-fifteen reverse stock split of its common stock.  All shares and per share amounts included in the financial statements have been adjusted to reflect the effect of the reverse stock split.  See Note 8.

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

The Company generates revenue through the design, manufacture, and sale of products used in the defense industry to major prime defense contractors, the U.S. armed services and research institutes. There is generally one performance obligation in the Company’s contracts with its customers. For highly engineered products, the customer typically controls the work in process as evidenced either by contractual termination clauses or by the Company’s right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. In these circumstances, the performance obligation is the design and manufacturing service. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation using a cost-to-cost method. Engineering services are also satisfied over time and recognized on the cost-to-cost method. These types of revenue arrangements are typical for the Company’s defense contracts within the Microsource segment for its RADAR filter products used in fighter jet aircrafts.

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

Transaction Price

The Company has both fixed and variable consideration. Under the Company’s highly engineered design and manufacturing arrangements, advance payments and unit prices are considered fixed, as product is not returnable, and the Company has an enforceable right to reimbursement in the event of a cancellation. For standard and minimally customized products, payments can include variable consideration, such as product returns and sales allowances. The transaction price in engineering services arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. Milestone payments are identified as variable consideration when determining the transaction price. At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. The Company estimates variable consideration at the amount to which they expect to be entitled and determines whether to include estimated amounts as a reduction in the transaction price based largely on an assessment of the conditions that might trigger an adjustment to the transaction price and all information (historical, current and forecasted) that is reasonably available to the Company. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved.

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

Recognition Prior to April 1, 2018

Prior to April 1, 2018 under the legacy GAAP, the Company recorded revenue when there was persuasive evidence of an arrangement, delivery had occurred, the price was fixed and determinable, and collectability was reasonably assured. This occurred when products were shipped, or the customer accepted title transfer. If the arrangement involved acceptance terms, the Company deferred revenue until product acceptance was received. On certain large development contracts, revenue was recognized upon achievement of substantive milestones.  Advanced payments were recorded as deferred revenue until the revenue recognition criteria described above had been met. Amounts for periods ending prior to April 1, 2018 have not been adjusted for ASC 606 and continue to be reported in accordance with the Company’s previous accounting practices.

Conversion of convertible preferred stock ASC 260-10-S99 provides guidance on the accounting for induced conversions of convertible preferred stock and states that issuers should consider the guidance in ASC 470-20-40-13 through 40-17 to determine whether a conversion of preferred stock is pursuant to an inducement offer. ASC 470-20-40-13 through 40-17 addresses the accounting for induced conversions of convertible debt (other than cash convertible debt instruments) that (1) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time, (2) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted and (3) involve any of the following:

• Reduction of the original conversion price (thereby resulting in the issuance of additional shares of stock)

• Issuance of warrants or other securities not provided for in the original conversion terms

• Payment of cash or other consideration (sometimes called a convertible stock sweetener) to those shareholders who convert during the specified time period. The additional consideration is usually offered to induce prompt conversion of the stock to another class of equity.

ASC 470-20-40-14 further explains that an induced conversion includes an exchange of a convertible debt instrument for equity securities or a combination of equity securities and other consideration, whether or not the exchange involves legal exercise of the contractual conversion privileges included in the terms of the debt.

If a conversion of preferred stock is an inducement offer pursuant to ASC 470, the fair value of the additional securities or other consideration issued to induce conversion should be subtracted from net income to arrive at income available to common stockholders in the calculation of EPS pursuant to ASC 260-10-S99-2. The deemed dividend is reflected on the face of the statement of operations as an increase in net loss or a decrease in net income to arrive at net income (loss) attributable to common shareholders. See Note 14.

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

(2)            Inventories

Inventories consisted of the following:

(In thousands)	December 28, 2019	March 30, 2019
Raw materials	$985	$759
Work-in-progress	2,188	1,523
Finished goods	116	57
Demonstration inventory	297	395
Total	$3,586	$2,734

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

As of December 28, 2019 and March 30, 2019, the Company’s total outstanding borrowings under the Restated Financing Agreement were $138,754 and zero, respectively, and are included in Loans payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheet.

(4)        Term Loan, Revolving Line of Credit and Warrants

On April 27, 2017, the Company entered into a $1.5 million loan agreement with Partners For Growth (“PFG”), which was funded by PFG on April 28, 2017 (the “2017 Loan”). The 2017 Loan, which originally matured on April 27, 2019, provides for interest only payments during the term of the loan with principal and any accrued interest and fees due upon maturity. The 2017 Loan bears interest at a fixed aggregate per annum rate equal to 16% per annum, of which 9.5% per annum rate is payable monthly in cash and 6.5% per annum rate is accrued monthly and due upon maturity. In addition, the Company agreed to pay PFG a cash fee of up to $100,000 payable upon maturity (the “back-end fee”), $76,000 of which was earned on April 27, 2017, and $24,000 of which is earned at the rate of $1,000 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month.

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

On June 28, 2019, the Company and PFG agreed to further modify the 2017 Loan Agreement to adjust the financial covenants requiring the Company to maintain a minimum tangible net worth and minimum revenues. At December 28, 2019, the Company did not meet a covenant in the amended 2017 Agreement with PFG requiring the Company to achieve minimum cumulative revenues of $11 million for the first three quarters of its 2020 fiscal year. The Company's failure to comply with this covenant constituted an event of default under the agreement, entitling PFG to declare all outstanding amounts immediately due and payable. As of December 28, 2019, the outstanding balance on this loan was $1.0 million. PFG waived this default on January 31, 2020.

As of December 28, 2019 and March 30, 2019, the Company’s total outstanding loan balances were $1.0 million and $1.8 million, respectively, and are included in Loans payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheet.

The Company anticipates it will need to achieve significant product shipments and resulting cash inflows and or seek additional funds through the issuance of new debt or equity securities to repay the 2017 Loan (including accrued interest and back end fees) in full upon maturity or otherwise enter into a refinancing agreement with PFG.

(5)         Leases

Operating leases

Building - The Company has a non-cancelable operating lease for office, research and development, engineering, laboratory, storage and/or warehouse uses in Dublin, California for 77 months from April 1, 2017 through August 31, 2023. The Company agreed to pay an aggregate base rent of $2,384,913 for the period of 77 months, with an annual increase of $0.05 per rentable square foot for each subsequent year. The lease provided for rent abatement of $173,079 during the initial five months of the lease term, subject to the Company performing the terms and conditions required under the lease, and certain tenant improvements completed at the landlord’s expense of $358,095.

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

Lease costs

For the nine months ended (in thousands):

		December 28,
	Classification	2019
Operating lease costs	Operating expenses	$375
Finance lease:
Amortization of lease asset	Depreciation and amortization	26
Interest on lease liability	Interest expense	4
Total lease costs		$405

Other information (in thousands except weighted average amounts):

For the nine months ended December 28, 2019	Operating leases	Finance leases

Operating cash used for leases	$429	—
Financing cash used for leases	—	$35
Weighted-average remaining lease term	3.85	0.96
Weighted average discount rate	6.60%	12.00%

Future lease payments as of December 28, 2019 were as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder current year	$111	$12	$123
2021	458	20	478
2022	473	—	473
2023	487	—	487
Thereafter	209	—	209
Total future minimum lease payments	1,738	32	1,770
Less: imputed interest	(199)	(1)	(200)
Present value of lease liabilities	$1,539	$31	$1,570

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

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at December 28, 2019 and March 30, 2019.

(7)     Sale of Common Stock

On November 8, 2019, the Company completed an underwritten public offering of 10,490,000 shares of its common stock at $0.25 per share. The net proceeds from the offering after deducting underwriting discounts and commissions and estimated offering expenses were approximately $2.1 million. The Company intends to use the net proceeds of this offering for general corporate purposes, which may include the repayment of debt. In connection with the offering, the Company granted the underwriter a warrant to purchase 314,700 shares of common stock at the price of $0.30 per share.  The warrant is immediately exercisable and has a five-year term.

In addition, on November 8, 2019, the Company completed a private exchange officer in which it issued an aggregate of 896,636 shares of common stock in exchange for 88,600 shares of its Series E preferred shares and the dividends thereon.  As a result, 9,200 shares of Series E preferred stock remained outstanding at December 28, 2019.

(8)      Reverse Stock Split

On December 12, 2019, the Company amended its Articles of Incorporation to implement a 1-for-15 reverse split of its common stock.

The reverse stock split reduced the number of shares of common stock outstanding by the ratio of 1-for-15, to 2,476,982 shares on December 12, 2019. The number of authorized shares of the Company’s common stock was reduced in the same proportion to 13,333,333 shares of common stock.

As a result of the reverse stock split, each of the Company’s holders of common stock received one share of common stock for every 15 shares of common stock held immediately prior to the reverse stock split. No fractional shares were issued in connection with the reverse stock split and cash was paid in lieu of any fractional shares. The reverse stock split also reduces the number of shares of common stock issuable upon the conversion of the Company’s outstanding shares of preferred stock and the exercise of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and causes a proportionate increase in the conversion and exercise prices of such preferred stock, stock options and warrants.

All share and per share amounts included in the financial statements have been adjusted to reflect the effect of the reverse stock split.

(9)   Loss Per Share

Basic net income (loss) per share (EPS) is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period. Shares excluded from the diluted EPS calculation because they would be anti-dilutive are as follows:

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands)	December 28, 2019	December 29, 2018	December 29, 2018	December 29, 2018
Common shares issuable upon exercise of stock options	250	174	250	174
Restricted stock awards	10	23	10	23
Issuable shares for interest on loan	-	1	-	1
Common shares issuable upon conversion of convertible preferred stock	61	659	61	659
Common shares issuable upon exercise of warrants	169	230	169	230

The stock options, restricted stock, convertible preferred stocks and warrants are not included in the computation of diluted earnings per share (EPS) for the nine-month periods ended December 28, 2019 and December 29, 2018 because the Company reported a net loss and, therefore, the effect of these instruments would be anti-dilutive.

(10)     Share-based Compensation and Employee Benefits Plans

The Company maintains a 2018 Equity Incentive Plan providing for the issuance of up to 166,667 shares of common stock upon the exercise of options, stock awards and grants. With the adoption of the 2018 Equity Incentive Plan, no further awards will be issued under the Company’s 2005 Equity Incentive Plan, though all awards under the 2005 Equity Incentive Plan that are outstanding will continue to be governed by the terms, conditions and procedures set forth in the plan and any applicable award agreement. Option grants under the Company’s 2000 Stock Option Plan are no longer available.

Outstanding options generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of December 29, 2018, no SAR’s have been granted under any option plan. As of December 28, 2019, there were 42,493 shares of common stock available for issuance of additional awards under the 2018 Equity Incentive Plan. All outstanding options have a ten-year life from the date of grant. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Nine Month Periods Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Dividend yield	—	—	—	—
Expected volatility	—	96.21%	101.97%	95.29%
Risk-free interest rate	—	2.84%	2.25%	2.83%
Expected term (years)	—	8.28	8.36	8.30

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

A summary of the changes in stock options outstanding for the nine-month period ended December 28, 2019 and the fiscal year ended March 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2018	98,580	$8.40	8.0	$—
Granted	100,319	4.65	9.6
Forfeited / Expired	(16,533)	10.35
Outstanding at March 30, 2019	182,366	$6.15	8.4	$—
Granted	69,880	5.04	9.4
Forfeited / Expired	(2,147)	7.15
Outstanding at December 28, 2019	250,099	$5.83	8.1	$—

Exercisable at December 28, 2019	80,275	$7.67	6.3	$—

At December 28, 2019, expected to vest in the future	169,824	$4.96	9.0	$—

As of December 28, 2019, there was $452,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.90 years. There were 13,240 options and 423 options that vested during the quarters ended December 28, 2019 and December 29, 2018, respectively. The total grant date fair value of options vested during the quarters ended December 28, 2019 and December 29, 2018 was $61,000 and $5,000 respectively. There were 47,700 and 1,940 options that vested during the nine-month periods ended December 28, 2019 and December 29, 2018, respectively. The total grant date fair value of options vested during the nine-month periods ended December 28, 2019 and December 29, 2018 was $185,000 and $34,000, respectively. No shares were exercised during the three and nine-month periods ended December 28, 2019 and December 29, 2018. Share based compensation cost recognized in operating results for the three-month periods ended December 28, 2019 and December 29, 2018 totaled $56,000 and $28,000, respectively. Share based compensation cost recognized in operating results for the nine-month periods ended December 28, 2019 and December 29, 2018 totaled $159,000 and $85,000, respectively.

Restricted Stock

The Company granted no awards during the third quarter and first nine months of fiscal 2020 and 2019. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period net of estimated forfeitures. As of December 28, 2019, there was $9,600 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 0.25 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for the restricted and unrestricted stock awards during the third quarter and first nine months of fiscal of 2020 was $9,600 and $70,000. Compensation cost recognized for the restricted and unrestricted stock awards during the third quarter and first nine months of fiscal of 2019 was $26,000 and $83,000.

A summary of the changes in non-vested restricted stock awards outstanding for the nine-month period ended December 28, 2019 and the fiscal year ended March 30, 2019 is as follows:

	Shares	Weighted Average Fair Value
Non-Vested at March 31, 2018	19,997	$9.75
Granted	20,680	4.65
Vested	(16,667)	4.80
Forfeited or cancelled	(1,667)	11.85
Non-Vested at March 30, 2019	22,343	$8.40
Granted	—	—
Vested	(11,009)	11.43
Forfeited or cancelled	(1,334)	12.00
Non-Vested at December 28, 2019	10,000	$4.76

(11)      Significant Customer and Industry Segment Information

The Company has two reportable segments: Microsource and the Giga-tronics Division. Microsource’s primary business is the design of custom Microwave Integrated Components (“MIC”) as well as the production of MIC components using chip and wire assembly methods. The Microsource Division offers a line of tunable, synthesized Band Reject Filters (BRF) for solving interference problems in RADAR/EW applications. Self-protection systems onboard high-performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. These high-speed, tunable notch filters are designed to block interference from both continuous wave and wide bandwidth emissions using proprietary driver and phase lock technology. The Company designs these filters specifically for each application. Microsource’s two largest customers are prime contractors for which it develops and manufactures RADAR filters used in fighter jet aircraft.

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR and Electronic Warfare (RADAR/EW) segment of the defense electronics market. The Company’s RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems.

The tables below presents information for the two reportable segments:

		Three Month Period Ended			Three Month Period Ended
(In thousands)	Dec. 28, 2019	Dec. 28, 2019		Dec. 29, 2018	Dec. 29, 2018
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$6,231	$176	$(1,058)	$4,020	$67	$(1,227)
Microsource	2,952	2,456	902	2,570	1,826	737
Total	$9,183	$2,632	$(156)	$6,590	$1,893	$(490)

		Nine Month Period Ended			Nine Month Period Ended
(In thousands)	Dec. 28, 2019	Dec. 28, 2019		Dec. 29, 2018	Dec. 29, 2018
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$6,231	$2,465	$(2,511)	$4,020	$246	$(4,081)
Microsource	2,952	6,700	2,487	2,570	7,377	3,064
Total	$9,183	$9,165	$(24)	$6,590	$7,623	$(1,017)

During the third quarter of fiscal 2020, two customers accounted for approximately 77% of the Company’s consolidated revenues. One of the customers accounted for 45% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 32% of the Company’s consolidated revenue and was included in the Microsource segment. During the third quarter of fiscal 2019, two customers accounted for approximately 97% of the Company’s consolidated revenues. One of the customers accounted for 68% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 29% of the Company’s consolidated revenue and was included in the Microsource segment.

During the first nine months of fiscal 2020, three customers accounted for approximately 89% of the Company’s consolidated revenues. One of the customers accounted for 45% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second and third customer accounted for a total of 44% of the Company’s consolidated revenue and were included in the Microsource segment and the Giga-tronics Division. During the first nine months of fiscal 2019, two customers accounted for approximately 97% of the Company’s consolidated revenues. One of the customers accounted for 64% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 33% of the Company’s consolidated revenue and was also included in the Microsource segment.

(12)     Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.

The Company recorded $2,000 and $42,000 income tax expense for the nine months ended December 31, 2019 and December 31, 2018, respectively. The effective tax rate for the nine months ended December 31, 2019 and December 31, 2018 was 0% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of December 31, 2019, the Company had recorded $123,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(13)        Warranty Obligations

The Company records a provision in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees for product sales.

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Balance at beginning of period	$92	$85	$103	$164
Provision, net	(36)	(40)	(41)	(65)
Warranty costs incurred	(5)	-	(11)	(54)
Balance at end of period	$51	$45	$51	$45

(14)       Preferred Stock and Warrants

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

The purchase price for each Series E Share was $25.00. Gross proceeds received by the Company were approximately $1.095 million (the “Placement”). Net proceeds to the Company after fees and expenses of the Placement were approximately $1.0 million. Placement agent fees incurred in connection with the transaction were 5% of gross proceeds or approximately $57,000 in cash, plus warrants to purchase 5% of the number of common shares into which the Series E shares can be converted (14,867 shares) at an exercise price of $3.75 per share.

During the 2019 fiscal year, the Company issued and sold an additional 57,200 Series E Shares for the price of $25.00 per share, resulting in gross proceeds of $1,405,000. Net proceeds from sales of Series E Shares during the 2019 fiscal year were approximately $1.2 million after fees and expenses of approximately $212,000. Placement agent fees incurred in connection with the transaction were 5% of gross proceeds or approximately $56,875 in cash, plus warrants to purchase 5% of the number of common shares into which the Series E shares can be converted (6.67 shares) at an exercise price of $3.75 per share.

For the nine months ended December 28, 2019, no additional Series E shares were issued.

Series E Exchange

The Company completed a private exchange offer on November 7, 2019, issuing an aggregate of 896,636 shares of common stock in exchange for 88,600 shares of Series E Preferred Stock and the dividends accrued thereon. The shares of common stock to be issued in the exchange were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933 (the “Securities Act”), though other exemptions may be available.

The table below presents information as of December 28, 2019:

Preferred Stock

	Shares Designated	Shares Previously Issued	Shares Outstanding	Liquidation Preference (in thousands)
Series B	10,000.00	9,997.00	9,245.13	$2,136
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	100,000.00	100,000.00	9,200.00	345
Total at December 28, 2019	119,500.00	118,533.51	26,981.64	$3,712

(15)        Subsequent Events

None.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019 Part I, under the heading “Risk Factors”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview and Refocusing of Giga-tronics

We manufacture specialized electronics equipment for use in both military test and airborne operational applications. Our operations consist of two business segments, those of our wholly-owned subsidiary, Microsource, and those of our Giga-tronics Division.

●

Microsource’s primary business is the design of custom Microwave Integrated Components (“MIC”) as well as the production of MIC components using chip and wire assembly methods. Our Microsource Division offers a line of tunable, synthesized Band Reject Filters (BRF) for solving interference problems in RADAR and Electronic Warfare (RADAR/EW) applications. Self-protection systems onboard high-performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. Microsource’s high-speed, tunable notch filters are designed to block interference from both continuous wave and wide bandwidth emissions using proprietary driver and phase lock technology. We design these filters specifically for each application. Microsource customers are primarily prime contractors for whom we develop and manufacture aftermarket RADAR filters used in military fighter jet aircraft.

●

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems. Giga-tronics Division customers include major prime defense contractors, the U.S. armed services and research institutes. The Company believes its newer RADAR/EW test products represent a greater long-term opportunity for sales growth and improved gross margins compared to its legacy test and measurement equipment product lines, the majority of which have been divested in recent years.

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

In 2012, we began development of a test platform for evaluating RADAR/EW systems using its technical resources and industry expertise related to microwave products. We believe that, as a small company, the RADAR/EW test and evaluation market offers greater long-term opportunities for revenue growth and improved gross margins compared to our original general-purpose commodity test equipment products. As a result, we chose to focus on the development of our RADAR/EW testing platform and divested our general-purpose test product lines during calendar years 2015 through 2017.

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

Microsource

In fiscal 2015, Microsource received a $6.5 million order for non-recurring engineering (“NRE”) services and for delivery of a limited number of flight-qualified prototype hardware from a prime defense contractor to develop a variant of our high performance, fast tuning YIG RADAR filters for a fighter jet aircraft platform. In fiscal 2016 our Microsource business unit finalized an associated multiyear $10.0 million YIG production order. We started shipping the YIG Production Order in the second quarter of fiscal 2017 and anticipates shipping the remainder through fiscal 2020.

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

In September 2019, Microsource received two orders totaling $2.9 million from Boeing Company. While the orders were received during the second quarter of fiscal 2020, the Company recognized minimal revenue during the quarter with respect to these orders.

Giga-tronics Division

In February 2019, the Giga-tronics Division received a $4.0 million order from the United States Navy for our customized TEmS solution, which is specifically tailored for their application. The order is comprised of two TEmS units of equal value along with approximately $671,000 of engineering services to support and upgrade currently installed systems. The Company fulfilled the first TEmS unit order in the March 2019 quarter, the Company’s fourth quarter of fiscal 2019. The second TEmS unit order was fulfilled during the June 2019 quarter, the Company’s first quarter of fiscal 2020. The engineering services are expected to occur over approximately a twelve-month period.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 30, 2019 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three and nine months ended December 28, 2019, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies.

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

Results of Operations

New orders received by reportable segment are as follows:

NEW ORDERS BY REPORTABLE SEGMENT
	Three Month Periods Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	% change
Giga-tronics Division	$79	$117	(32%)
Microsource	2,923	4,499	(35%)
Total	$3,002	$4,616	(35%)

	Nine Month Periods Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	% change
Giga-tronics Division	$390	$219	78%
Microsource	9,658	5,017	93%
Total	$10,048	$5,236	92%

New orders received in the third quarter of fiscal 2020 decreased to $3.0 million from $4.6 million received in the third quarter of fiscal 2019. Both the Giga-tronics Division and Microsource segment saw decreases in orders in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. The Giga-tronics Division had minimal ASGA orders in the third quarters of fiscal 2020 and fiscal 2019.  New ASGA orders were adversely affected during the third quarter of fiscal 2020 in part because the Company was unable to meet the delivery requirements for a potential new order from an existing customer which was due in some measure to delays from a thirty-party supplier.   While the Company believes this supply delay will be resolved during the fourth quarter of fiscal 2020, the Giga-tronics Division's revenues may be adversely affected if the Company experiences further delays from this supplier. The decrease in Microsource business unit orders during the third quarter of fiscal 2020 was attributable to RADAR filters orders. The timing of receipt of expected large RADAR filter contracts varies from period to period.

New orders received in the first nine months of fiscal 2020 increased by 92% to $10.0 million from the $5.2 million received in the first nine months of fiscal 2019. The Giga-tronics Division saw a minimal increase in orders primarily due to lower bookings associated with the ASGA product. The increase in Microsource business unit orders during the third quarter of fiscal 2020 was attributable to RADAR filters orders.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	December 28, 2019	December 29, 2018	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$167	$50	234%
Microsource	7,404	5,972	24%
Total	$7,571	$6,022	26%

Backlog at the end of the third quarter of fiscal 2020 versus the comparable prior year date increased by 26% primarily due to RADAR filter orders. The Giga-tronics Division backlog at December 28, 2019 was $167,000, an increase from the comparable prior year date due to a U.S. Navy order. Microsource saw a 24% increase in backlog in the third quarter of fiscal 2020 which was attributable to RADAR filter orders.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	% change
Giga-tronics Division	$176	$67	163%
Microsource	2,456	1,826	35%
Total	$2,632	$1,893	39%

	Nine Month Periods Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	% change
Giga-tronics Division	$2,465	$246	902%
Microsource	6,700	7,377	(9%)
Total	$9,165	$7,623	20%

Fiscal 2020 third quarter net sales were $2.6 million, a 39% increase as compared to $1.9 million for the third quarter of fiscal 2019. Revenues from the Company’s Microsource business unit increased by $630,000 or 35% from the comparable prior year period. The increased Microsource RADAR filter sales contributed to the Company’s higher revenue for the third quarter fiscal 2020 over 2019. The Giga-tronics Division saw a minimal increase in the third quarter of fiscal 2020 versus the comparable prior year quarter.

Net sales for the nine-month period ended December 28, 2019 were $9.2 million, an increase of 20% compared to $7.6 million for the nine-month period ended December 29, 2018. The increase in net sales for the nine-month period was primarily due to higher YIG RADAR filters product sales and attributable to a Giga-tronics Division U.S. Navy order received in February 2019.

Gross profit was as follows for the periods shown:

GROSS PROFIT
	Three Month Periods Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	% change
Gross Profit	$1,098	$824	33%

	Nine Month Periods Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	% change
Gross Profit	$3,877	$3,256	19%

Gross profit increased in the third quarter and first nine months of fiscal 2020 over the comparable periods of fiscal 2019 primarily due to an increase in sales of 39% in the third quarter of fiscal 2020 and 20% in the first nine months of fiscal 2020.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	% change
Engineering	$393	$302	30%
Selling, general and administrative	819	853	(4%)
Total	$1,212	$1,155	5%

	Nine Month Periods Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	% change
Engineering	$1,097	$1,020	8%
Selling, general and administrative	2,617	2,754	(5%)
Total	$3,714	$3,774	(2%)

Operating expenses increased 5% or $57,000 in the third quarter of fiscal 2020 over fiscal 2019. Engineering expenses increased $91,000, primarily due to an increase in development efforts for the EW/RADAR test products in both the Dublin and New Hampshire facilities. Selling, general and administrative decreased by $34,000 primarily due to a decrease in headcount and personnel related expenses.

Operating expenses remained relatively flat in the first nine months of fiscal 2020 over fiscal 2019. Engineering expenses increased $77,000 due to an increase in development efforts for the EW/RADAR test products and selling, general and administrative decreased by $137,000 primarily due to a decrease in headcount and personnel related expenses.

Engineering expense during the third quarter of fiscal 2020 and the first nine months of fiscal 2020 included costs for the development of a new coherent multi-channel streaming RF capture, analysis, storage, and playback component for its EW/RADAR test solution.

Interest Expense

Net interest expense in the third quarter of fiscal 2020 was $42,000, a decrease of $117,000 over the third quarter of fiscal 2019. Interest expense decreased primarily due to $58,000 less accretion of loan discount and $59,000 less interest on the PFG loan as the Company began making monthly principal payments of $75,000 on May 1, 2019.

Net interest expense in the first nine months of fiscal 2020 was $185,000, a decrease of $272,000 over the first nine months of fiscal 2019. Interest expense decreased primarily due to $144,000 less accretion of loan discount and $128,000 less interest on the PFG loan as the Company began making monthly principal payments of $75,000 on May 1, 2019.

Net Loss

Net loss for the third quarter of fiscal 2020 was $156,000, compared to a net loss of $490,000 recorded in the third quarter of fiscal 2019. The decrease in net loss was primarily due to the higher net sales along with a decrease in interest expense in the third quarter of fiscal 2020 over 2019. Net loss for the first nine months of fiscal 2020 was $24,000, compared to a net loss of $1.0 million recorded in the first nine months of fiscal 2019. The decrease in net loss was primarily due to the increase in net sales for the Giga-tronics Division along with a decrease in interest expense.

Financial Condition and Liquidity

	Periods Ended
	December 28, 2019	March 30, 2019
Cash and cash equivalents	$1,244	$878
Total current assets	$7,290	$5,534
Total current liabilities	$3,475	$3,913
Working capital	$3,815	$1,621
Current ratio	2.10	1.41

As of December 28, 2019, the Company had $1.2 million in cash and cash equivalents, compared to $878,000 as of March 30, 2019. The Company had working capital of $3.8 million at December 28, 2019 compared to $1.6 million at March 30, 2019. The current ratio (current assets divided by current liabilities) at December 28, 2019 was 2.10 compared to 1.41 at March 30, 2019. The increase in working capital was primarily due to an increase in prepaids and other current assets of $629,000 and an increase in inventories of $852,000, all of which resulted from the adoption of ASC 606 during the first nine months of fiscal 2020. In addition, the right of use asset increased by $1.2 million and loans payable decreased by $643,000.

Cash Flows

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows:

	Nine Months Ended
	December 28, 2019	December 29, 2018
Net cash (used in) provided by operating activities	$(1,055)	$(1,748)
Net cash (used in) provided by investing activities	(123)	-
Net cash provided by (used in) financing activities	1,544	711

Cash Flows from Operating Activities

Cash used by operating activities during the nine months ended December 28, 2019 was $1.1 million. Net cash used in operating activities during this period was primarily attributable to changes in our working capital accounts, partially offset by other non-cash charges of $140,000 for depreciation and amortization and $228,000 for share-based compensation.

During the nine months ended December 29, 2018, our operating activities used cash of $1.7 million, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including $168,000 of stock-based compensation and $206,000 of depreciation and amortization.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our operating results, amounts of non-cash charges, and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the nine-month period ended December 28, 2019 was $123,000, primarily due to purchases of equipment for manufacturing and engineering.

Cash used in investing activities for the nine-month period ended December 29, 2018 was zero.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine-month period ended December 28, 2019 was $1.5 million, primarily due to proceeds from the exercise of warrants of $230,000, proceeds from borrowings net of issuance costs of $1.1 million and net proceeds of $2.0 million from the Company’s issuance of common stock, partially offset by $1.5 million of loan repayments on borrowings and $282,000 of capital lease payments.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 28, 2019, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of December 28, 2019, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A - RISK FACTORS

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

(a) As of December 28, 2019, the Company did not meet a covenant in the amended 2017 Agreement with PFG requiring the Company to achieve minimum cumulative revenues of $11 million for the first three quarters of its 2020 fiscal year. The Company's failure to comply with this covenant constituted an event of default under the agreement, entitling PFG to declare all outstanding amounts immediately due and payable. As of December 28, 2019, the outstanding balance on this loan was $1.0 million. PFG waived this default on January 31, 2020.

(b) None

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 6, 2020	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2020	/s/ Lutz P. Henckels
Lutz P. Henckels
Chief Financial Officer
(Principal Financial Officer)

Date:	February 6, 2020	/s/ Traci K. Mitchell
Traci K. Mitchell
Corporate Controller (Principal Accounting Officer)