Form 10-K
period 2020-03-28
GIGA TRONICS INC
filed 2020-05-28
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 28, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED

(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 28, 2019 was $4,053,469.

There were a total of 2,625,856 shares of the Registrant’s Common Stock outstanding as of May 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s proxy statement for its 2020 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 28, 2020.

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

PART 1

ITEM 1. BUSINESS

General

Giga-tronics Incorporated manufactures specialized electronics equipment for use in both military test and airborne operational applications. Our operations consist of two business segments, those of our wholly owned subsidiary, Microsource Inc. (“Microsource”) and those of our Giga-tronics Division. Our Microsource operation designs and manufactures custom microwave products for military airborne applications while the Giga-tronics Division designs and manufactures real time solutions for RADAR / Electronic Warfare (EW) test and deployment in a laboratory setting.

Giga-tronics was incorporated on March 5, 1980. We acquired Microsource on May 18, 1998.

The Company’s principal executive offices are located at 5990 Gleason Drive, Dublin, California and our telephone number at that location is (925) 328-4650. Our website address is http://www.gigatronics.com.

Reverse Split

On December 12, 2019, we completed a one-for-fifteen reverse stock split of our common stock.  All shares and per share amounts included in this report, including the financial statements, have been adjusted to reflect the effect of the reverse stock split unless otherwise indicated.

Reporting Segments

Our business has two reporting segments: Microsource and the Giga-tronics Division.

Microsource

Microsource primarily develops custom microwave products for use in military airborne applications. Microsource’s two largest customers are prime contractors for which we develop and manufacture sophisticated RADAR filters used in fighter aircraft. Revenues from Microsource comprised a majority of our revenues for the fiscal years ended March 28, 2020 and March 30, 2019.

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

Products and Markets

Microsource

Microsource’s primary business is the design of custom microwave products as well as the production of microwave components using chip and wire assembly methods. Microsource offers a line of tunable, synthesized Band Reject Filters for solving interference problems in RADAR/EW applications. Electronic attack systems onboard high-performance fighter jets often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. Our high-speed, tunable notch filters can quickly block interference from both continuous wave and wide bandwidth emissions. Using proprietary driver and phase lock technology, our filters offer tuning speeds that are up to ten times faster than traditional filter designs. We custom design these filters specifically for each application.

While our RADAR filter technology may be used in a variety of operational applications and as components in microwave instruments and devices, Microsource’s two largest customers are prime contractors for whom we develop and manufacture RADAR filters used in fighter aircraft. Microsource serves the aftermarket for operational hardware associated with the United States Government’s RADAR Modernization Program for prior generation fighter aircraft (i.e., the F/A-18E, F-15D and F-16 jets) to extend their useful lives. These RADAR filters are designed to withstand the rigors of operating under extreme conditions. They must be able to operate while exposed to the shock, vibration, high altitudes and temperature extremes experienced during jet flight without cooling or heating from the aircraft.

Our customers require that Microsource be certified to the stringent AS9100D aerospace quality standard. Microsource routinely maintains a top-quality rating as measured quarterly by its customers and over the years has received multiple “Gold Supplier” awards, as well as a “Supplier of the Year” award from one of our prime customers. The most recent “Gold Supplier” award was received in April of 2019 for delivering consistent product quality and on-time shipments to a customer during 2018.

Microsource’s revenues have grown over time as prime contractors began upgrading additional aircraft variants. Initially Microsource supplied filters for one fighter jet, the F/A-18E. During our 2014 fiscal year, the prime contractor added a second aircraft, the F-15. Additionally, during our 2017 fiscal year, a second prime contractor added a third aircraft, the F-16. As a result, Microsource’s revenue was $8.2 million for our fiscal year ended March 28, 2020 as we delivered filters for approximately 100 aircrafts. We believe there are over 3,000 potential domestic and foreign F-15, F-16 and F-18 aircraft that have not been upgraded. Microsource is a sole-source supplier of filters for these three fighter jets and we expect that the business will continue to be a significant source of our future revenue.

Giga-tronics Division

Our Giga-tronics Division designs, manufactures and markets a family of functional test systems for the RADAR and Electronic Warfare (RADAR/EW) segment of the defense electronics market. Our RADAR/EW test systems are used to evaluate and improve the performance of RADAR systems and EW counter measures, such as jammers. Giga-tronics Division customers include major defense prime contractors, the armed services (primarily in the United States) and research institutes.

Our goal is to become a leading supplier of test solutions for evaluating defense RADAR and EW systems. The same digital technology that has revolutionized commercial communications, consumer and automotive electronics is now being applied to advanced RADAR and EW systems. This shift in technology limits the effectiveness of traditional test solutions that are unable to actively interact with the RADAR and EW systems being tested. In contrast to traditional test systems, we specifically architected the Giga-tronics testing platform like a RADAR to offer sophisticated control and real-time behavior that supports active interaction with the devices under test. To our knowledge, no other RADAR/EW test system offers real times responses and closed loop behavior in the same manner as our technology.

Technology Shift in RADAR and EW Systems

Historically, the United States defense electronic systems have embodied the most advanced capabilities available. Major investments in integrated circuits, computing technology and signal processing algorithms made by the United States Defense Department during the 1960s through the 1980s, gave the United States an advantage in its RADAR/EW defensive capabilities. These technologies subsequently found their way into consumer products and services, such as desktop computers, music players and smartphones. The rapid acceleration and global proliferation of these technologies by commercial companies has enabled both United States allies and potential adversaries to take a huge leap forward in RADAR and EW technology.

These advanced digital technologies, along with the standardization of stealth technology, has enabled the United States’ potential adversaries to catch-up to, and in some cases surpass, the United States military dominance in the air and at sea. The United States Defense Department recognizes these threats and has requested that the United States Congress divert substantial resources from other programs to fund development of the next generation of RADAR and EW systems1. These new systems may employ machine learning and artificial intelligence technologies that require new approaches for testing and evaluation, creating a significant market opportunity for Giga-tronics’ RADAR/EW testing platform.

The Test Challenge

The Giga-tronics RADAR/EW test system enables users to test RADAR/EW systems by simulating multiple, dynamic RADAR/EW signals that a fighter jet experiences in combat.

There are no defined borders within the electromagnetic spectrum. For example, a fighter jet in a battlefield sees many microwave signals, some friendly, some hostile, some bouncing off mountains, others reflected off the ocean. The fighter jet’s on-board jammer must recognize which among all these RADAR signals poses a threat. If the jammer is cognizant of a threat signal, then it will attempt to jam the signal. In turn, the fighter jet which sent out the threat signal has a modern RADAR which is designed to recognize that it is being jammed by an opponent and may adapt to avoid the interference by modifying its RADAR signal. To fully test and evaluate modern cognizant and adaptive RADAR and EW systems in a laboratory setting requires a test system that can duplicate the interplay between these devices. Therefore, evaluating a combat RADAR or EW system requires a means to simulate the changing and reacting signals that exist in combat situations.

Traditional open loop test systems operate by sending a pre-recorded set of signals to the RADAR or EW system under test. Thus, these traditional systems are unable to interact with the new adaptive RADAR/EW systems. Therefore, we believe that prime contractors and government test facilities are seeking new test solutions that deliver a closer correlation between laboratory testing and field testing by better simulating the changing and reacting signals that exist in combat situations.

Giga-tronics’ Solution

We designed our Giga-tronics RADAR/EW test system to address this challenge. Our RADAR/EW test system employs a RADAR-like architecture, allowing it to accurately simulate RADAR/EW signals for testing. In addition, our RADAR/EW test system is architected to interact with the system under test by modifying its signals in response to signals generated by the system under test, creating a “closed-loop” testing environment that simulates the behavior of RADAR and EW systems in combat situations. We believe that our Giga-tronics RADAR/EW test system is the first commercial RADAR/EW test system architected to offer this close-loop behavior, which interacts with the system being tested. This closed-loop design also permits our RADAR/EW test system to digitally record the signals generated during testing for later analysis.

We believe our RADAR/EW test solution offers several competitive advantages:

1.	Our RADAR/EW solution was designed specifically for generating realistic RADAR signals for testing purposes.
2.	Our RADAR/EW solution was architected to offer real-time, dynamic, closed-loop behavior that can interact with the devices under test for fully evaluating and improving RADAR and EW performance.
3.	Our RADAR/EW solution features digital processing hardware and firmware, creating a test solution that may be customized with relative ease compared to traditional test systems.
4.	Our RADAR/EW solution is scalable, allowing us to build test systems with multiple channels that scale well both in terms of size and costs compared to traditional systems.

Our Market Strategy

The two primary uses of test equipment within the defense industry are to perform design analysis and verification at the prime contractors and acceptance of the RADAR/EW systems by the United States government.

We chose to focus our initial marketing efforts on the United States armed forces. We believe that government test facilities are relatively open to adopting different test methods and equipment to detect problems during system acceptance compared to prime contractors, who often have preferred suppliers and, in some cases, their own testing systems. Therefore, we focused initial marketing efforts for our RADAR/EW testing solutions on the United States Navy and the United States Air Force, two of the dominant acquirers of EW equipment in the United States. Our RADAR/EW testing system is being used by the United States Navy to test a Northrop Grumman jammer. Through March 28, 2020, this program has provided an aggregate of approximately $9.0 million in sales with the shipment of five test systems.

1 DOD Electronic Warfare Strategy, Ashton Carter, 2017

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

We have maintained four non-provisional patents related to our legacy 2500B parametric signal generator product line, which was not among the legacy product lines that have been sold to date. These patents describe advanced synthesis techniques and potentially can be extended for use with the Giga-tronics Advanced Signal Generator & Analyzer (“ASGA”)  system and to a number of Microsource synthesizer components. In February of 2020, the Company was granted a non-provisional U.S. patent relating to its ASGA system. The patent describes the internal design of the Advanced Signal Generator (“ASG”)  and Advanced Signal Analyzer (“ASA”) along with the architecture of how all the components work together to facilitate building multi-channel test systems with reduced size, weight and cost as compared to present solutions.  A second non-provisional patent application filed in December of 2019 describing uses of the ASGA system in high channel-count situations is currently pending before the U.S. patent office.

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

Importance of Limited Number of Customers

We are a supplier of RADAR filters for fighter jet aircrafts and RADAR/EW testing solutions to various United States (U.S.) government defense agencies, as well as to their prime contractors. Management anticipates sales to U.S. government agencies and their prime contractors will remain a significant portion of all of our sales in fiscal 2021. U.S. and international defense-related agencies accounted for 99% of net sales in fiscal 2020 and 98% of net sales in fiscal 2019. Commercial business accounted for the remaining 1% of net sales in fiscal 2020 and 2% of net sales in fiscal 2019.

At the Giga-tronics Division, U.S. defense agencies and their prime contractors accounted for 95% and 5% of net sales in fiscal 2020 and 90% and 10% of net sales in fiscal 2019, respectively. Microsource reported 100% and 100% of net sales to prime contractors of U.S. defense agencies in fiscal 2020 and fiscal 2019, respectively.

During fiscal 2020, the Boeing Company accounted for 45% of our consolidated revenues and was included in the Microsource reporting segment. A second customer, Lockheed Martin, accounted for 19% of our consolidated revenues during fiscal 2020 and was also included in the Microsource reporting segment. A third customer, DFAS (DFAS acted as prime contractor for the United States Navy), accounted for 18% of our consolidated revenues during fiscal 2020 and was included in the Giga-tronics Division reporting segment.

During fiscal 2019, the Boeing Company accounted for 57% of our consolidated revenues and was included in the Microsource reporting segment. A second customer, Lockheed Martin, accounted for 26% of our consolidated revenues during fiscal 2019 and was also included in the Microsource reporting segment. A third customer, the United States Navy, accounted for 15% of our consolidated revenues during fiscal 2019 and was included in the Giga-tronics Division reporting segment.

We could experience a material adverse effect on our financial stability if there was a significant loss of either our defense or commercial customers.

Both Microsource and our Giga-tronics Division products are largely dependent on U.S. defense spending and budgets and are subject to expansion and contraction between fiscal year periods. Revenues from Microsource products and services often times span several years with deliveries varying between both interim and annual fiscal year periods. Additionally, the Giga-tronics Division’s RADAR/EW testing system is a relatively new product platform with fewer targeted customers and significantly longer sales cycles and greater average selling prices when compared to its prior general-purpose test & measurement equipment product lines. We therefore expect that a major customer in one year may not be a major customer in the following year. Accordingly, our net sales and earnings may vary significantly from one period to the next and will decline if we are unable to find new customers or increase our business with other existing customers to replace declining net sales from the previous year’s major customers.

Backlog of Orders

On March 28, 2020, our backlog of unfilled orders was approximately $6.8 million compared to approximately $6.7 million at March 30, 2019. Orders for our products include program orders from prime contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single fiscal quarter may not be indicative of sales for any period. In addition, the Company now recognizes revenue for certain contracts as it incurs costs, as opposed to when units are delivered and, as a result, our backlog is reduced when such revenue recognition occurs.

Backlog includes only those customer orders for which binding agreement exists, a delivery schedule has been agreed upon between us and our customer and, in the case of U.S. government orders, for which funding has been appropriated.

Competition

The Company primarily competes in two different markets: Microsource’s RADAR filters and Giga-tronics RADAR/EW test systems.

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

Microsource has received multiple supplier of the year awards including in April 2019 “The Gold Supplier” award from Boeing, so we believe our sole source position is secure.

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

We have developed a unique architecture to address the RADAR/EW test requirements that are adaptive/cognitive. Testing these new RADAR and jamming (i.e. interference) signals is best solved by a real time, closed loop, dynamic simulation system. We believe our Giga-tronics RADAR/EW architecture presents a paradigm shift providing for a closed loop test capability that is currently unavailable elsewhere. Our competitors often have greater resources in research, development and manufacturing and substantially broader product lines and channels. To compete, we place strong emphasis on maintaining a high degree of technical competence as it relates to the development of new microwave products, are highly selective in establishing technological objectives and focus sales and marketing activities in the selected niche areas that are weakly served or underserved by our competitors. Competitors that make alternative equipment to the Giga-tronics Advanced Signal Generation and Analysis system include ELCOM (a division of Frequency Electronics Inc.), COMSTRON (a division of Cobham Plc) and EWST (a division of Ultra Electronics Plc). Compared to Giga-tronics, these competitors are of comparable size or have small product divisions with more limited product lines. Two larger companies, Northrop Grumman/Amherst and Textron/AAI sell open loop test equipment that competes with the Giga-tronics solutions, albeit at a much higher selling price. We do not believe that either of these suppliers are in a position to offer an adaptive closed loop testing system due to the analog nature of their systems’ architectures.

Sales and Marketing

Microsource and the Giga-tronics Division sell their products primarily direct to U.S. defense agencies and their prime defense contractors. The Company primarily relies on its internal sales teams to identify leads and complete sales. It also engages independent sales representatives who are perceived to have expertise with targeted markets or customers.

Product Development

Products of the type manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. Our future success is dependent on our ability to steadily incorporate new functionality and advancements in component technologies into our new products. In fiscal 2020 and fiscal 2019, product development expenses totaled approximately $1.6 million and $1.3 million, respectively.

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

Manufacturing

The Company assembles and tests Microsource and Giga-tronics Division products at its Dublin, California headquarters facility. Microsource develops and manufactures RADAR filters used in fighter jet aircrafts. Our Giga-tronics Division manufactures a family of functional test products and integrates those test products along with third party hardware and software to create full test solutions for the RADAR/EW segment of the defense electronics market.

Environment

To the best of our knowledge, we are in compliance with all Federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 28, 2020 and March 30, 2019, we employed 42 and 39 individuals on a full-time basis, respectively. We believe that our future success depends on our ability to attract and retain skilled personnel. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Information about Foreign Operations

We sell to our international customers through a network of foreign technical sales representative organizations. All transactions between us and our international customers are in U.S. dollars.

Geographic Distribution of Net Sales
(Dollars in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Domestic	$11,635	$11,054	99%	99%
International	133	94	1%	1%
Total	$11,768	$11,148	100%	100%

See Part II-Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 11, Significant Customers and Industry Segment Information for further breakdown of international sales for the last two fiscal years.

ITEM 1A. RISK FACTORS

The outbreak of the novel coronavirus ("COVID-19") has adversely affected our business activities, financial condition and results of operations and may continue to do so.

The spread of COVID-19 and the resulting “shelter in place” and “stay at home” orders, travel restrictions and other precautions have caused severe disruptions in the United States economy, which have disrupted our business and may continue to do so. These restrictions and measures and our efforts to act in the best interests of our employees have affected our business and operations by, among other things, causing temporary facility closures, production delays and capacity limitations; requiring modifications to our business processes; delaying the receipt of customer orders; requiring the implementation of social distancing measures that require changes to existing manufacturing processes; disrupting business travel; and increasing the risk that supply chains may be disrupted. These impacts have caused and may continue to cause delays in product shipments, decreases in revenue, profitability and cash from operations, which have caused and are expected to cause an adverse effect on our results of operations that may be material. The potential duration and impact of the outbreak on the United State economy and on our business are difficult to predict and cannot be estimated with any degree of certainty.

We have significant working capital requirements and have experienced operating losses. If we continue to experience operating losses, it could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon obtaining revenues from sales of our products and raising additional capital from investors to meet our working capital needs. Since 2011, we have relied on a series of private placements and loans to fund our operating cash flow deficits. There is no assurance that we will generate the necessary net income or positive net operating cash flows to meet our working capital requirements and pay our debts as they become due in the future due.

We incurred net losses of $687,000 in fiscal 2020, and $937,000 in fiscal 2019. These losses have contributed to an accumulated deficit of $30.6 million as of March 28, 2020. Through March 28, 2020, we have incurred expenditures of approximately $24.0 million for the development and marketing of our RADAR/EW system product platform. Although we have shipped RADAR/EW system products to several customers, potential delays in the development of additional product features and upgrades, longer than anticipated sales cycles, or the ability to generate shipments in significant quantities, could significantly contribute to additional future losses and reduced liquidity.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our current operations and to respond to business challenges would be significantly limited. The lack of adequate working capital from any inability to generate positive net cash flow from operations or to raise equity or debt financing could force us to discontinue, delay or suspend R&D, product lines, business segments or otherwise substantially curtail or cease operations and would, therefore, have an adverse effect on our business and financial condition. As a result, we may also be required to further reduce expenses if our RADAR/EW product platform sales goals are not achieved and could, for example, choose to focus solely on our Microsource business segment, which we expect to be more profitable than our Giga-tronics business segment, to generate revenue and cash from operating activities. As part of such a restructuring, management believes the microwave components which the Company developed for the RADAR/EW test systems in the Giga-tronics business segment could be a source of growth for the Microsource business segment.

We may require additional capital to support our current operations and this capital may not been readily available.

To bring the RADAR/EW product platform to its full potential, we may need to seek additional working capital; however, there are no assurances that such working capital will be available, or on terms acceptable to us. To the extent we satisfy our working capital needs by issuing additional equity securities, we will cause a dilution for our common stock. To the extent we satisfy our working capital needs by incurring additional debt, our operating cash flow may suffer in order to satisfy debt service obligations. Our recent history of losses, changes to our product focus and the development of new products makes it difficult to evaluate our current business model and future prospects. Accordingly, investors should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies developing new products as we have, in fact, encountered. In particular, there is a significant risk that we will not be able to:

●	implement or execute our current business plan, which may or may not be sound;
●	successfully and timely sell, manufacture and ship our products;
●	maintain our anticipated management; and
●	raise sufficient funds in the capital markets to carry out our business plan.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our existing capital stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all.

Furthermore, we cannot assure you that any necessary financing, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing shareholders. If our financial condition were to worsen and we become unable to attract additional equity or debt financing or enter into other strategic transactions, we could become insolvent or be forced to declare bankruptcy, and we would not be able to execute our growth strategy.

Our sales cycles can be long and unpredictable and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

The timing of our revenues is difficult to predict. Factors that may contribute to these fluctuations include our dependence on the defense industry and a limited number of customers, the nature and length of our sales cycles for our products and services, the duration and delivery schedules within our customer contracts and our ability to timely develop, produce and upgrade our products.

Most of our revenues result from a limited number of relatively large orders that we receive from prime defense contractors and governmental agencies. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our products are frequently subject to budget constraints (including constraints imposed by governmental agencies), multiple approvals, and unplanned administrative, processing and other delays. Even if we receive a purchase order from a customer, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase, which makes our revenue difficult to forecast. As a result, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized. For these reasons, our operating results may vary significantly from quarter to quarter. Such unpredictable operating results may adversely impact the trading price of our common stock.

Our sales are substantially dependent on the defense industry and a limited number of customers.

All of our current product and service offerings are directed towards the defense marketplace, which has a limited number of customers. If the defense market demand decreases, our sales may be less than projected shipments with a resulting decline in revenues. As a result, our business depends upon continued U.S. government expenditures on defense for which we provide support. These expenditures have not remained constant over time and have been reduced in some periods. Our business, prospects, financial condition, operating results, and the trading price of our common stock could be materially harmed, among other causes, by the following:

●	budgetary constraints, including mandated automatic spending cuts, affecting across-the-board government spending, or specific agencies in particular, and changes in available funding;
●	a shift in expenditures away from defense programs that we support;
●	efforts to improve efficiency and reduce costs affecting government programs;
●	U.S. government shutdowns due to, among other reasons, a failure by elected officials to fund the government and other potential delays in the appropriations process;
●	delays in the payment of our invoices by government payment offices;
●

changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to conditions, such as emergency spending, that reduce funds available for other government priorities.

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

If our reputation or relationships with the U.S. federal government or the limited number of defense contractors with whom we work were harmed, our future revenues and cash flows would be adversely affected.

We derive substantially all of our revenue from the U.S. federal government, its agencies and several defense contractors that supply them. Approximately $21 million or 91% of consolidated revenues for the fiscal years ended March 28, 2020 and March 30, 2019 were derived from contracts with the U.S. federal government and its agencies, either directly or through defense contractors with whom with have contracted. Our reputation and relationships with various U.S. government entities and agencies, in particular with the U.S. Department of Defense and the U.S. Navy, and the limited number of defense contractors serving these agencies, are key factors in maintaining and growing these revenues and winning bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

Our failure to comply with a variety of complex procurement rules and regulations could result in delays of sales or shipments or our liability for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting.

We must comply with various laws and regulations relating to the formation, administration and performance of government contracts, which affect how we do business with our customers and may impose added costs on our business. If we experience difficulty or are unable to comply with these requirements, we could face delays in the receipt of orders, production of products and performance of services and sales, or the loss of any of these.

Some U.S. federal statutes and regulations provide for penalties, including automatic debarment based on actions such as violations of the U.S. False Claims Act or the U.S. Foreign Corrupt Practices Act, or FCPA. The suspension or debarment in any particular case may be limited to a facility, contract or subsidiary involved in the violation or could be applied to our entire Company in severe circumstances. Even a narrow scope suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business, financial condition and results of operations.

Our markets involve rapidly changing technology and standards.

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. We believe that our future success will depend in part upon our ability to develop, manufacture and successfully introduce new products and product lines with improved performance capabilities, and to continue to upgrade or enhance our existing products. There can be no assurance that we will successfully complete the development or enhancement of current or future products, or that such products will achieve market sufficient market acceptance. The inability to develop new products or enhance existing products in a timely manner and to achieve sustained commercial market acceptance could have a material adverse impact on our operating performance and liquidity.

Performance problems in our products or problems arising from the use of our products together with other vendors’ products may harm our business and reputation.

Products as complex as those we produce may contain unknown and undetected defects or performance problems. For example, it is possible that one of our products might not comply with stipulated specifications under all circumstances. In addition, our customers generally use our products together with their own products and products from other vendors. As a result, when problems occur in a combined equipment environment, it may be difficult to identify the source of the problem. A defect or performance problem could result in lost revenues, increased warranty costs, diversion of engineering and management time and effort, impaired customer relationships and injury to our reputation generally.

Our RADAR/EW testing system products are complex and could have unknown defects or errors, which may increase our costs, harm our reputation with customers, give rise to costly litigation, or divert our resources from other purposes.

Our RADAR/EW testing system products are extremely complex. Despite testing, our initial products contained defects and errors and may in the future contain defects, errors, or performance problems following its sale or when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development and sales efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could have a material adverse impact on our results of operations. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

Our products contain components produced by suppliers which may be discontinued, subject to supply constraints or no longer available in future periods, which could require that we redesign product components, lead to production delays and adversely impact our operating results and financial condition.

Certain components produced by our suppliers may be discontinued, subject to supply constraints or no longer available to us to produce our products. Such discontinuations or lack of supply could require us to seek replacement components that may take longer and cost more than initially expected to procure, redesign our products for different components and/or delay production of our production unless supplies become available, any of which could lead to delays in product sales.

If we fail to maintain satisfactory compliance with quality certifications and classified processing, cybersecurity and control standards, product deliveries may be delayed or cancelled which would adversely impact our business, operating result and financial condition.

Certain of our customer contracts require that we maintain quality certifications and classified processing, cybersecurity and control standards. If we were unable to maintain such certifications and standards, our product shipments may be delayed or cancelled which would cause us to lose business or brand reputation, resulting in a material adverse effect on our business operating results and financial condition.

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services to customers.

We could be subject to intellectual property infringement claims as the number of our competitors grows and if our products or the functionality of our products overlap with patents of our competitors. While we do not currently believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims whether or not such claims are ultimately successful, even if such claims are meritless. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. We may not prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling, we could be required to:

●	pay substantial damages for past, present and future use of the infringing technology;

●	cease manufacture, use or sale of infringing products;

●	discontinue the use of infringing technology;

●	expend significant resources to develop non-infringing technology;

●	pay substantial damages to our customers or end-users to discontinue use or replace infringing technology with non-infringing technology;

●	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all; or

●	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.

We face risks related to production delays, delays of customer orders and high selling price of our RADAR/EW testing platform.

Our RADAR/EW testing platform has been our primary product development focus during the past eight years, however, delays in completing its initial development, together with early design and manufacturing issues and longer than anticipated sales cycles have contributed to our losses and increased our accumulated deficit as of March 28, 2020. Additionally, the average selling price of our RADAR/EW system is considerably higher than our prior general-purpose test and measurement products, which in turn requires additional internal approvals on the part of the customer and generally leads to longer sales cycles. Our financial condition may also cause potential customers to delay, postpone or decide against placing orders for our products. Continued longer than anticipated sales cycles in future fiscal years, or delays in production and shipping volume quantities, could have a material adverse impact on our operating results and liquidity.

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position may suffer.

Our business plan is predicated on our proprietary technology. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. Our goal is to protect our proprietary rights through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees, consultants and suppliers and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of our technology. Misappropriation of our intellectual property would have an adverse effect on our competitive position, financial condition, and results of operations.

We are dependent on our management team and development and operations personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. Staffing due to the loss of one or more of our key employees or groups can be expensive, divert management’s attention from executing our business plan and could seriously harm our business. Furthermore, possible shortages of key personnel, including engineers, in the area surrounding our facilities could require us to pay more to hire and retain key personnel, thereby increasing our costs.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.  Any inability to accurately and timely report and file our financial results could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.

Our competition has greater resources.

Several of our competitors, including, among others, Agilent/Keysight, Rohde & Schwarz and National Instruments have substantially greater research and development, manufacturing, marketing, financial, and technological personnel and managerial resources than us. These resources also make these competitors better able to withstand difficult market conditions than us. There can be no assurance that any products developed by these competitors will not gain greater market acceptance than any developed by us.

Business interruptions could delay or prevent our business activities, which could have a material adverse effect on our business, financial condition and results of operations.

Our primary facility and headquarters is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to other natural disasters, epidemics, such as the COVID-19 epidemic, and other events that could disrupt our operations that may be beyond our control. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operating results, cash flows, and success as an overall business.

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

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. For example, we are required to make estimates about, among other things, accruals, inventory reserves, revenue and lease accounting as well as other long lived assets. Due to the inherent nature of these estimates, we may be required to significantly increase or decrease such estimates upon determination of the actual results. Any required adjustments could have a material adverse effect on us, our results of operations and the trading price of our common stock.

Risks Related to Investing in Our Securities

Our stock price is volatile.

The market price of our common stock has been and is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	increases in the number of shares of common stock outstanding as our preferred stock converts to common stock, or as warrants are exercised, or both;

●	sales of our common stock by us or our shareholders;

●	operating results that fall below expectations, including actual or anticipated variations in our quarterly results;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results;

●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

●

changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	changes in expected national defense spending or budgets;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	domestic and international economic factors unrelated to our performance;

●	new technology used, or services offered, by competitors;

●	the development and sustainability of an active trading market for our common stock; and

●	any future sales of our common stock by our officers, directors and shareholders.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Our stock at any time has historically traded on low volume on the OTCQB Market and, previously, on the NASDAQ Capital Market. Market and volume fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock is quoted on the Over-the-Counter Market and trading volumes have been limited.

As compared to a larger stock market with greater liquidity, our common stock is quoted on the OTCQB™, which is the middle tier of the Over-the Counter Market, or the OTC, reserved for companies that are registered and reporting with the SEC or a U.S. banking regulator. The volume of trading of our common stock on the OTCQB has been very thin. Therefore, an investor might find it more difficult than it would be on a larger stock exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities.

We cannot be certain that a more active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of our common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may cause the market price of our common stock to decline substantially.

The trading price of our common stock may make it more difficult for you to trade shares of our common stock.

We could become subject to the SEC’s “penny stock” rule if we fail to meet certain financial criteria set forth in the rule. If we become subject to the SEC’s penny stock rule, the rule would impose various sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer would have to make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. Consequently, if it were to apply to us, the rule could have an adverse effect on the ability of broker-dealers to sell our securities and could affect the ability of our shareholders to buy and sell our securities in the secondary market. If our common stock were to become a “penny stock” within the meaning of the rule, additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in penny stocks, which could reduce the liquidity of our common stock and have a material adverse effect on the trading market for our common stock.

While our common stock is not subject to the SEC’s penny stock rule, some broker-dealers may nonetheless choose to limit your ability to trade shares of our common stock, which could make it more difficult for you to sell your shares, as well as having a material adverse effect on the trading market for our common stock.

Our common stock ranks junior to all of our preferred stock and indebtedness.

As of March 28, 2020, our outstanding preferred shares had an aggregate liquidation preference of $3.7 million and we had an aggregate of $4.6 million in debt and other liabilities including long term lease obligations.

In the event of our bankruptcy, liquidation or winding-up, our assets will be available to make payments to holders of our common stock only after all of our indebtedness and other liabilities and all of the liquidation preferences on any then outstanding Series B, Series C, Series D and Series E preferred stock have been paid. Consequently, if we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets remaining to pay amounts to the holders of shares of our common stock then issued and outstanding.

We have a significant number of outstanding warrants, options and shares of convertible preferred stock, which may cause significant dilution to our shareholders, adversely impact the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As of March 28, 2020, we had 2,635,856 shares of common stock outstanding. In addition, as of that date we had outstanding warrants to acquire 163,545 shares of common stock, options to acquire 240,758 shares of common stock and shares of convertible preferred stock convertible into an aggregate of 2,698,164 shares of common stock. The issuance of shares of common stock upon the exercise of warrants or options or conversion of preferred stock would dilute the percentage ownership interest of all holders of our common stock, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

Our articles of incorporation authorize our board of directors, generally without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock would be dilutive to an existing shareholder’s ownership of our common stock. The issuance of preferred stock could impair the voting, dividend and liquidation rights of common shareholders without their approval. To the extent that we issue options or warrants to purchase common stock in the future and the options or warrants are exercised, our shareholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of our common or preferred stock.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may decide to sell some or all of their shares of common stock that they currently hold or could acquire upon the conversion of our preferred stock or exercise of warrants or other derivative securities by means of ordinary brokerage transactions in the open market. Any substantial sale of our common stock may have a material adverse effect on the market price of our common stock.

We do not intend to pay cash dividends to our shareholders, so you will not receive any return on your investment in our common stock prior to selling your interest in the Company.

We have never paid any dividends to our common shareholders and do not foresee doing so. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a regular basis. The success of your investment in our common stock will likely depend entirely upon any future appreciation.  As a result, you will not receive any return on your investment prior to selling your common stock and, for the other reasons discussed in this “Risk Factors” section and in the “Risk Factors” section of the documents incorporated herein by reference, you may not receive any return on your investment even when you sell your shares.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices along with our marketing, sales, and engineering offices and manufacturing facilities are located in a 23,873 square foot facility in Dublin, California, which we leased on January 5, 2017 and began occupying in April 2017 under a lease agreement which expires in March 2023.

We added a second engineering office located in a 1,200 square foot facility in Nashua, New Hampshire, which we leased on February 1, 2019 under a lease agreement which expires on January 31, 2022. Effective March 1, 2020, we amended and replaced the original lease agreement to increase the Nashua facility to 2,400 square feet which expires on February 28, 2023.

We believe that our Dublin and New Hampshire facilities are adequate for our business activities.

ITEM 3. LEGAL PROCEEDINGS

As of March 28, 2020, the Company had no material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the OTCQB market using the symbol “GIGA”. The number of record holders of our common stock as of March 28, 2020 was approximately 104. A significantly larger number of shareholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without mark-ups, mark-downs, or commission and may not reflect actual transactions.

	Fiscal Quarter					Fiscal Quarter
	2020			High	Low	2019			High	Low
First Quarter	(3/31	-	6/29)	$6.00	$4.35	(4/01	-	6/30)	$5.25	$3.45
Second Quarter	(6/30	-	9/28)	6.70	4.50	(7/01	-	9/29)	6.90	4.50
Third Quarter	(9/29	-	12/28)	5.25	3.75	(9/30	-	12/29)	5.25	3.45
Fourth Quarter	(12/29	-	3/28)	4.63	2.26	(12/30	-	3/30)	6.75	3.60

We have not paid cash dividends on our common stock in the past and have no current plans to do so in the future, believing our available capital is best used to fund our operations, including product development and enhancements. In addition, in the absence of positive retained earnings, California law permits payment of cash dividends on our common stock only to the extent total assets exceed the sum of total liabilities and the liquidation preference amounts of preferred securities. At March 28, 2020, the Company’s assets were more than this sum by $588,000. Our shares of Series E preferred stock provide for semi-annual 6% cumulative cash dividends based on the original purchase price of $25.00 per share, however we may exercise our right to pay any such dividends in shares of our common stock instead of cash.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available under the Company equity compensation plans at March 28, 2020.

Equity Compensation Plan Information
	No. of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	214,075	$5.97	24,493
Equity compensation plans not approved by security holders (2)	26,683	4.95	-
Total	240,758	$5.86	24,493

(1)

Does not include warrants issued to purchasers of units consisting of stock and warrants in private placements or to lenders in connection with debt financing. Includes nonqualified options for 19,983 shares repriced from $24.60, $21.30 and $24.75 per share to $4.95 per share, the closing market price on the effective date. Does not include warrants to purchase 156,700 shares of common stock at the price of $3.75 per share issued to a placement agent for services in connection with a private placement.

(2)

Reflects a special grant of nonqualified options for 26,683 shares of common stock in consideration of employment of an employee and officer on March 28, 2018. The exercise price is $4.95 per share and the vesting schedule is also 25% after one year and 1/48th of the original grant each month thereafter.

Issuer Repurchases

We did not repurchase any of our equity securities during the final quarter of our fiscal year ended March 28, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company’s Business

We manufacture specialized electronics equipment for use in both military test and airborne operational applications. Our operations consist of two business segments, those of our wholly owned subsidiary, Microsource, and those of our Giga-tronics Division.

●

Microsource’s primary business is the design of custom microwave products as well as the production of microwave components using chip and wire assembly methods. Our Microsource Division offers a line of tunable, synthesized Band Reject Filters for solving interference problems in RADAR and Electronic Warfare (RADAR/EW) applications. Self-protection systems onboard high-performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. Microsource’s high-speed, tunable notch filters are designed to block interference from both continuous wave and wide bandwidth emissions using proprietary driver and phase lock technology. We custom design these filters specifically for each application.

●

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR/EW segment of the defense electronics market (Advanced Signal Generator & Analyzer “ASGA” products). Our RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems.

Significant Orders

Both Microsource and the Giga-tronics Division have historically received a limited number of large customer orders periodically. The timing of orders is sporadic and difficult to predict, and any achievement of associated milestones can cause significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of recently received significant orders:

Microsource

In fiscal 2015, Microsource received a $6.5 million order for non-recurring engineering (“NRE”) services and for delivery of a limited number of flight-qualified prototype hardware from a prime defense contractor to develop a variant of our high performance, fast tuning YIG RADAR filters for a fighter jet aircraft platform. In fiscal 2016 our Microsource business unit finalized an associated multiyear $10.0 million YIG production order. We started shipping the YIG Production Order in the second quarter of fiscal 2017 and completed deliverables in fiscal 2020.

In September 2017, Microsource received a $4.8 million order for continuing the YIG RADAR filter for a fighter jet platform. The Company began initial shipments of these filters in the fourth quarter of fiscal 2018 and recognized revenue on the majority of the order in fiscal 2019.

In February 2018, Microsource received a $1.6 million YIG RADAR filter order from one of our customers. The Company recognized $1.1 million of revenue in fiscal 2019 and recognized the remainder of revenue in fiscal 2020.

In November 2018, Microsource received a $4.5 million YIG RADAR filter order from one of our customers.  The Company recognized revenue in fiscal 2019 and 2020 of $1.1 million and $3.0 million, respectively, and will recognize the remaining revenue in fiscal year 2021.

In June 2019, Microsource received two orders totaling $3.7 million from Lockheed Martin and Raytheon. The Company recognized revenue of $2.2 million in fiscal 2020 with respect to these orders and expects to recognize the remainder of the revenue through fiscal 2022.

In September 2019, Microsource received two YIG RADAR filter orders totaling $2.9 million from Boeing Company. The Company recognized $1.0 million in revenue associated with these orders in fiscal 2020 and expects to recognize the remainder of the revenue through fiscal 2023.

Giga-tronics Division

In February 2019, the Giga-tronics Division received a $4.0 million order from the United States Navy for our customized Real-Time Threat Emulation System (TEmS) solution, which is specifically tailored for their application.   The order is comprised of two TEmS units of equal value along with approximately $671,000 of engineering services to support and upgrade currently installed systems.  The Company fulfilled the first TEmS unit order in the March 2019 quarter, the Company’s fourth quarter of fiscal 2019.  The second TEmS unit order was fulfilled during the June 2019 quarter, the Company’s first quarter of fiscal 2020.  Approximately $550,000 of the engineering services were completed in fiscal 2020 with the remainder expected to be completed in fiscal 2021.

In March 2020, the Giga-tronics Division received a $1.5 million order from the United States Navy for mission critical upgrade kits to existing fielded Radar Threat Generation Systems. Approximately $700,000 was recognized as revenue in fiscal 2020 with the remainder expected to ship in the first quarter of fiscal 2021.

Results of Operations

New orders by reporting segment are as follows for the fiscal years ended:

New Orders				% change
(Dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
ASGA Products	$1,869	$3,935	$1,813	(53)%	117%
Legacy Products	309	165	238	87%	(31)%
Giga-tronics Division	$2,178	$4,100	$2,051	(47)%	100%
Microsource	9,655	5,327	7,550	81%	(29)%
Total	$11,833	$9,427	$9,601	26%	(2)%

Total new orders received in fiscal 2020 were $11.8 million compared to $9.4 million received in fiscal 2019. The increase was due to the Microsource business unit which saw a $4.3 million or 81% increase in fiscal 2020. Giga-tronics Division was $1.9 million or 47% lower primarily due to the Company’s receipt in February 2019 of its $4.0 million ASGA product order from the U.S. Navy.

Total new orders received in fiscal 2019 were $9.4 million which was relatively consistent with the $9.6 million received in fiscal 2018. Although total new orders were consistent year over year, new orders for Giga-tronics Division products in fiscal 2019 increased $2.0 million or 100% from fiscal 2018 due mainly to the Company’s receipt in February 2019 of its $4.0 million ASGA product order from the U.S. Navy. The Microsource business unit saw a $2.2 million or 29% decrease in fiscal 2019 primarily due to the impact of the timing of large, multi-year RADAR filter production orders.

Both the Microsource and Giga-tronics Division receive large orders. The timing of receipt of these orders can vary significantly from period to period as seen over the three year periods shown above.

The following table shows order backlog and related information at fiscal year-end:

Backlog				% change
(Dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
ASGA Products	$899	$2,195	$20	(59)%	10875%
Legacy Products	—	47	57	(100)%	(18)%
Giga-tronics Division	899	2,242	77	(60)%	2812%
Microsource	5,854	4,446	11,088	32%	(60)%
Backlog of unfilled orders	$6,753	$6,688	$11,165	1%	(40)%

Backlog at the end of fiscal 2020 of $6.8 million was relatively consistent with the end of fiscal 2019 ($6.7 million). The increase in Microsource business unit orders during fiscal 2020 was attributable to RADAR filter orders. Giga-tronics Division backlog was $1.3 million or 60% lower primarily due to the Company’s receipt of an ASGA product order from the U.S. Navy in fiscal 2019. Backlog amounts for fiscal years 2020 and 2019 reflect the impact of adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”), effective April 1, 2018, in which the Company recognizes revenue for certain contracts as it incurs costs, as opposed to when units are delivered.

Backlog at the end of fiscal 2019 versus the prior year decreased by 40% primarily due to the impact of the adoption of ASC 606 on April 1, 2018. The Giga-tronics ASGA backlog at March 30, 2019 compared to March 31, 2018 increased $2.2 million primarily due to a large U.S. Navy order received in fiscal 2019.

The allocation of net sales by reporting segment was as follows for the fiscal years shown:

Allocation of Net Sales				% change
(Dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
ASGA Sales	$3,165	$1,760	$2,205	80%	(20)%
Legacy Product Sales	356	175	532	103%	(67)%
Giga-tronics Division	$3,521	$1,935	$2,737	82%	(29)%
Microsource	8,247	9,213	7,063	(10)%	30%
Total	$11,768	$11,148	$9,800	6%	14%

Net sales for the fiscal year ended March 28, 2020 were $11.8 million, an increase of 6%, compared to $11.1 million for the fiscal year ended March 30, 2019. The majority of the sales increase in fiscal 2020 was attributable to Giga-tronics Division which was higher by $1.6 million or 82% due to a large U.S. Navy order, partially offset by a $966,000 or 10% decrease in Microsource sales which was caused mainly by the timing of revenue recognition of certain orders that cover multiple interim and annual periods and a production delay in the fourth quarter of fiscal 2020 due to the unexpected short-term closure in March 2020 related to California’s COVID-19 shelter-in-place order. In addition, we also temporarily halted production earlier in the fourth quarter of fiscal 2020 to execute a carefully planned cybersecurity upgrade required by the Navy and had expected to shift and complete this production volume during March, when the California shutdown unexpectedly occurred.

Net sales for the fiscal year ended March 30, 2019 were $11.1 million, an increase of 14%, compared to $9.8 million for the fiscal year ended March 31, 2018. The majority of the sales increase in fiscal 2019 was attributable to Microsource which was higher by $2.2 million or 30% partially offset by a $445,000 or 20% decrease in ASGA sales, and a $357,000 or 67% decrease in legacy product sales due to the Company’s legacy product line divestitures. The increase in net sales for Microsource was primarily due to higher RADAR filters product sales including the impact of the adoption of ASC 606, which was significantly offset by the lower sales of our Giga-tronics Division sales compared to the prior year. Effective April 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, as amended, which changed the way the Company recognizes revenue for certain contracts.

The allocation of gross profit by reporting segment was as follows for the fiscal years shown:

Gross Profit				% change
(Dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Giga-tronics Division	$1,881	$1,097	$(12)	71%	9242%
Microsource	2,707	3,626	2,748	(25)%	32%
Total	$4,588	$4,723	$2,736	(3)%	73%

Gross profit decreased slightly in fiscal 2020 to $4.6 million from $4.7 million for fiscal 2019. Although Giga-tronics Division gross profit increased $784,000 or 71% primarily due to an increase in sales of 82%, gross profit in fiscal 2020 was negatively impacted by increased unabsorbed fixed manufacturing overhead due to lower production volume in the fourth quarter of fiscal 2020 caused primarily by the unexpected short term closure in March 2020 related to California’s COVID-19 shelter-in-place order.

The Company was unexpectedly subject to California’s COVID 19 Shelter In Place order during March 2020, resulting in the short term closure of the Company’s California facilities. Due to the closure, the Company’s operating results and cash flows were adversely impacted and results were lower than expected.

Gross profit increased in fiscal 2019 to $4.7 million from $2.7 million for fiscal 2018. The higher gross profit was primarily due to two factors, a 30% increase in Microsource sales and 57% increase in gross margins at the Giga-tronics division. In Fiscal 2018 the Giga-tronics division incurred high expenses to upgrade products at customer sites and to amortize a software license. These costs were one time costs and did not repeat in fiscal 2019.

Operating expenses were as follows for the fiscal years shown:

Operating Expenses				% change
(Dollars in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Engineering	$1,552	$1,304	$1,794	19%	(27)%
Selling, general and administrative	3,469	3,707	4,076	(6)%	(9)%
Total	$5,021	$5,011	$5,870	0%	(15)%

Total operating expenses remained flat in fiscal 2020 compared to fiscal 2019. Engineering expenses increased by $248,000 during fiscal 2020 when compared to fiscal 2019 primarily due to an increase in R&D personnel and additional R&D expenditures in connection with the development efforts of EW/RADAR test products in both the Dublin and New Hampshire facilities during fiscal 2020 compared to fiscal 2019. An additional $247,000 of engineering expenses were charged to cost of goods sold as part of an engineering contract with the Navy. Selling, general and administrative expenses decreased by 6% or $238,000 primarily due to a decrease in headcount and personnel related expenses.

Total operating expenses decreased by 15% or $859,000 in fiscal 2019 compared to fiscal 2018. Engineering expenses decreased $490,000 during fiscal 2019 when compared to fiscal 2018 primarily due to a decrease in personnel related expenses due to lower headcount. Selling, general and administrative expenses decreased by 9% or $369,000 primarily due to a decrease in headcount and personnel related expenses, and a decrease in bonuses and commissions.

Net Interest Expense

Net interest expense in fiscal 2020 was $252,000 a decrease of $355,000 from fiscal 2019. Interest expense decreased primarily due to a $204,000 reduction in the accretion of the PFG loan discount which had only one month of amortization remaining in fiscal 2020 versus twelve months in fiscal 2019 as well as from lower outstanding borrowings under the PFG loan and Bridge Bank agreements.

Net interest expense in fiscal 2019 was $607,000 an increase of $146,000 over fiscal 2018. The increase in fiscal 2019 interest expense was primarily due to the loan modification with PFG effective March 26, 2018 which resulted in an increase in accretion of discounts to $223,000 in fiscal 2019 compared to $127,000 recorded in fiscal 2018.

Net Loss

Net loss was $687,000 in fiscal 2020, compared to a net loss of $937,000 in fiscal 2019. The decrease in net loss was primarily due to the increase in Giga-tronics Division net sales and a decrease in interest expense, both of which were partially offset by the decrease in Microsource revenues and gross profits described above.

Net loss was $937,000 in fiscal 2019, compared to a net loss of $3.1 million in fiscal 2018. The decrease in net loss for fiscal 2019 was primarily due to a significantly improved gross margin of 42% in fiscal 2019 compared to 28% in fiscal 2018 due to the change in revenue mix described above (including the impact of the adoption of ASC 606) as well as a decrease in operating expenses of 15% or $859,000 in fiscal 2019 over fiscal 2018 described above.

Net Inventories

Inventories consisted of the following:

Net Inventories				% change
(Dollars in thousands)	March 28, 2020	March 30, 2019	March 31, 2018	2020 vs. 2019	2019 vs. 2018
Raw materials	$890	$759	$2,290	17%	(67)%
Work-in-progress	1,828	1,523	2,100	20%	(27)%
Finished goods	263	57	561	361%	(90)%
Demonstration inventory	280	395	536	(29)%	(26)%
Total	$3,261	$2,734	$5,487	19%	(50)%

Net inventories increased by $527,000 at March 28, 2020 compared to March 30, 2019. The increase was primarily the result of higher inventories due to the timing of RADAR filter production, and increased inventory to support ASGA sales efforts.

Net inventories decreased by $2.8 million at March 30, 2019 compared to March 31, 2018. The decrease was primarily the result of the impact of the adoption of ASC 606 as well as lower inventory due to the timing of RADAR filter production, the shipment of an ASGA system, and lower demonstration inventory.

Financial Condition and Liquidity

	Fiscal Year Ended
	March 28, 2020	March 30, 2019
Cash and cash equivalents	$657	$878
Total current assets	7,059	5,534
Total current liabilities	3,372	3,913
Working capital	$3,687	$1,621
Current ratio	2.09	1.41

As of March 28, 2020, the Company had $657,000 in cash and cash equivalents, compared to $878,000 as of March 30, 2019. The Company had working capital of $3.7 million at March 28, 2020 compared to $1.6 million at March 30, 2019. The current ratio (current assets divided by current liabilities) at March 28, 2020 was 2.09 compared to 1.41 at March 30, 2019. The increase in working capital was primarily due to $2.6 million in net cash proceeds from the issuance of stock.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Fiscal Year Ended
	March 28, 2020	March 30, 2019
Net cash used in operating activities	$(2,359)	$(1,307)
Net cash used in investing activities	(123)	-
Net cash provided by financing activities	$2,261	$700

Cash Flows from Operating Activities

We experienced negative cash flows from operating activities for fiscal years 2020 and 2019 due primarily to operating results. During the fourth quarter of fiscal 2020, cash flows from operating activities were negatively impacted by the COVID-19 pandemic as government-mandated “Shelter in Place” orders temporarily suspended manufacturing activity and delayed sales efforts and the receipt of orders.

Cash used by operating activities during the fiscal year ended March 28, 2020 was $2.4 million. Net cash used in operating activities during this period was primarily attributable to our net loss of $687,000, changes in our operating assets and liabilities accounts of $1.9 million, partially offset by non-cash charges of $184,000 for depreciation and amortization and $301,000 for share-based compensation.

Cash used by operating activities during the fiscal year ended March 30, 2019 of $1.3 million was primarily attributable to our net loss of $937,000 and net decreases in our operating assets and liabilities accounts of $1.2 million, partially offset by other non-cash charges of $264,000 for depreciation and amortization and $245,000 for share-based compensation.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our sales, which fluctuate significantly from one period to another due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the fiscal year ended March 28, 2020 was $123,000, primarily due to purchases of equipment for manufacturing and engineering.

Cash used in investing activities for the fiscal year ended March 30, 2019 was zero.

Cash Flows from Financing Activities

Cash provided by financing activities for the fiscal year ended March 28, 2020 was $2.3 million, primarily due to $2.6 million in net cash proceeds from the Company’s issuance of common stock, proceeds from borrowings net of issuance costs of $1.5 million and proceeds from the exercise of warrants of $211,000, partially offset by $1.7 million of loan repayments on borrowings and $291,000 of lease payments.

Cash provided by financing activities for the fiscal year ended March 30, 2019 was $700,000, primarily due to net proceeds of $1.2 million from the Company’s issuance of Series E Shares as well as proceeds from the exercise of warrants of $112,000, partially offset by a $552,000 decrease in our line of credit and a $52,000 decrease in our capital lease.

Contractual Obligations

We lease our Dublin, California facility under an operating lease agreement which expires in March 2023. We also lease certain equipment under operating leases. Total future minimum lease payments under these leases amount to approximately $2.1 million, of which $450,000 is scheduled to be paid in fiscal 2021.

We lease our Nashua, New Hampshire facility under an amended operating lease agreement which expires February 28, 2023. Total future minimum lease payments under this lease amount to $87,500, of which $30,000 is scheduled to be paid in fiscal 2021.

We lease equipment under capital leases that expire through September 2020. The future minimum lease payments under these leases are approximately $31,000.

We are committed to purchase certain inventory under non-cancelable purchase orders. As of March 28, 2020, total non– cancelable purchase orders were approximately $2,132,000 and are scheduled to be delivered to the Company at various dates through March 2021.

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

For the sale of standard or minimally customized products, the performance obligation is the series of finished products which are recognized at the points in time the units are transferred to the control of the customer, typically upon shipment. This type of revenue arrangement is typical for our commercial contracts within the Giga-tronics segment for its Advanced Signal Generation and Analysis system products used for testing RADAR and Electronic Warfare (“RADAR/EW”) test equipment.

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

Stock Based Compensation

We have a stock incentive plan that provides for the issuance of stock options and restricted stock to employees and directors. We calculate stock based compensation expense for stock options using a Black-Scholes-Merton option pricing model and record the fair value of stock option and restricted stock awards expected to vest over the requisite service period. In so doing, we make certain key assumptions in making estimates used in the model. We believe the estimates used, which are presented in the Notes to Consolidated Financial Statements, are appropriate and reasonable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIGA-TRONICS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(In thousands except share data)	March 28, 2020	March 30, 2019
Assets
Current assets:
Cash and cash-equivalents	$657	$878
Trade accounts receivable, net of allowance of $8 and $8, respectively	932	568
Inventories, net	3,261	2,734
Prepaid expenses and other current assets	2,209	1,354
Total current assets	7,059	5,534
Property and equipment, net	508	569
Right of use asset	1,183	—
Other long term assets	176	176
Total assets	$8,926	$6,279
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$803	$747
Loans payable, net of discounts and issuance costs	1,320	1,781
Accrued payroll and benefits	300	476
Deferred revenue	159	—
Deferred rent	—	74
Lease obligations	426	41
Deferred liability related to asset sale	—	40
Other current liabilities	364	754
Total current liabilities	3,372	3,913
Other non-current liabilities	119	172
Long term deferred rent	—	358
Long term lease obligations	1,135	21
Total long term liabilities	1,254	551
Commitments and contingencies
Shareholders' equity:
Preferred stock; no par value; Authorized - 1,000,000 shares
Series A convertible- designated 250,000 shares; no shares at March 28, 2020 and March 30, 2019 issued and outstanding	—	—
Series B, C, D convertible - designated 19,500 shares; 17,781.64 shares at March 28, 2020 and 18,533.51 at March 30, 2019 outstanding; (liquidation preference of $3,367 at March 28, 2020 and $3,540 at March 30, 2019)	2,745	2,911
Series E convertible- designated 100,000 shares; 9,200 shares at March 28, 2020 and 98,400 shares at March 30, 2019 outstanding; (liquidation preference of $345 at March 28, 2020 and $3,690 at March 30, 2019)	177	1,895
Common stock; no par value; Authorized – 13,333,333 shares; 2,635,856 shares at March 28, 2020 and 757,367 shares at March 30, 2019 issued and outstanding	31,952	25,557
Accumulated deficit	(30,574)	(28,548)
Total shareholders' equity	4,300	1,815
Total liabilities and shareholders' equity	$8,926	$6,279

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Years Ended
	March 28, 2020	March 30, 2019
Net revenue
Goods	$3,521	$2,123
Services	8,247	9,025
Total revenue	11,768	11,148
Cost of sales	7,180	6,425
Gross profit	4,588	4,723

Operating expenses:
Engineering	1,552	1,304
Selling, general and administrative	3,469	3,707
Total operating expenses	5,021	5,011

Operating loss	(433)	(288)

Interest expense, net	(252)	(607)
Loss before income taxes	(685)	(895)
Provision for income taxes	2	42
Net loss	$(687)	$(937)
Deemed dividend on Series E shares	(94)	(106)
Cumulative dividends on Series E shares	(1,245)	—
Net loss attributable to common shareholders	$(2,026)	$(1,043)

Loss per common share – basic and diluted	$(1.64)	$(1.45)
Weighted average common shares used in per share calculation:
Basic and diluted	1,232	718

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands except share data)

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 31, 2018	62,334	$3,613	687,510	$25,200	$(28,682)	$131
Cumulative effect of ASC 606 Adoption	—	—	—	—	1,177	1,177
Net loss	—	—	—	—	(937)	(937)
Restricted stock granted	—	—	20,667	—	—	—
Restricted stock forfeited	—	—	(1,667)	—	—	—
Stock based compensation	—	—	—	245	—	245
Shares issued related to loan agreement	—	—	2,000	—	—	—
Series E preferred stock issuance, net of issuance costs of $212	56,200	1,193	—	—	—	1,193
Warrants exercises	—	—	38,190	112	—	112
Series E dividends	—	—	—	—	(106)	(106)
Series E preferred stock converted to common	(1,600)	—	10,667	—	—	—
Balance at March 30, 2019	116,934	$4,806	757,367	$25,557	$(28,548)	$1,815
Net loss	—	—	—	—	(687)	(687)
Restricted stock granted	—	—	10,000	—	—	—
Restricted stock forfeited	—	—	(1,332)	—	—	—
Stock based compensation	—	—	—	301	—	301
Fractional shares due to reverse stock split	—	—	(81)	—	—	—
Shares issued related to loan agreement	—	—	167	—	—	—
Common stock issuance, net of offering costs	—	—	846,001	2,564	—	2,564
Warrants exercises	—	—	84,095	212	—	212
Series E dividends	—	—	44,627	189	(94)	95
Series E preferred stock issuance	—	(2)	—	2	—	—
Series B preferred stock converted to common	(752)	(166)	5,012	166	—	—
Series E preferred stock converted to common	(89,200)	(1,716)	890,000	2,961	(1,245)	—
Balance at March 28, 2020	26,982	$2,922	2,635,856	$31,952	$(30,574)	$4,300

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net loss	$(687)	$(937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184	264
Stock based compensation	301	245
Amortization of discount on debt	20	224
Accrued interest and fees on loan payable	(257)	111
Change in deferred rent	(3)	(55)
Changes in operating assets and liabilities:
Trade accounts receivable	(364)	(204)
Inventories	(527)	1,172
Prepaid expenses and other current assets	(855)	(1,078)
Right of use asset	178	—
Accounts payable	56	(249)
Accrued payroll and benefits	(176)	133
Deferred revenue	159	(807)
Other current and non-current liabilities	(388)	(126)
Net cash used in operating activities	(2,359)	(1,307)

Cash flows from investing activities:
Purchases of property and equipment	(123)	—
Net cash used in investing activities	(123)	—
Cash flows from financing activities:
Payments on leases	(291)	(52)
Repayments of borrowings	(1,676)	(552)
Proceeds from loan payable, net of issuance costs	1,453	—
Proceeds from issuance of stock, net of issuance costs	2,564	1,192
Proceeds from exercise of warrants	211	112
Net cash provided by financing activities	2,261	700

Decrease in cash and cash-equivalents	(221)	(607)

Beginning cash and cash-equivalents	878	1,485
Ending cash and cash-equivalents	$657	$878

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$57	$32
Cash paid for interest	$402	$248
Supplementary disclosure of noncash investing and financing activities:
Cumulative effect of adoption ASC 606 on inventory	$—	$(1,581)
Cumulative effect of adoption ASC 606 on prepaid expenses and other current assets	$—	$189
Cumulative effect of adoption of ASC 606 on deferred revenue	$—	$2,567
Cumulative effect of adoption of ASC 842 on right of use assets	$1,361	$—
Cumulative effect of adoption of ASC 842 on deferred rent	$429	$—
Cumulative effect of adoption of ASC 842 on lease liability	$1,790	$—
Issuance of dividends in kind	$(190)	$—

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Giga-tronics Incorporated (“Giga-tronics”) and its wholly-owned subsidiary, Microsource Incorporated (“Microsource”), collectively the “Company”. The Company’s corporate office and manufacturing facilities are located in Dublin, California.

On December 12, 2019, the Company completed a one-for-fifteen reverse stock split of its common stock.  All shares and per share amounts included in the financial statements have been adjusted to reflect the effect of the reverse stock split.  See Note 9.

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

Fiscal Year The Company’s financial reporting year consists of either a 52 week or 53 week period ending on the last Saturday of the month of March. Fiscal year 2020 ended on March 28, 2020 resulting in a 52 week year. Fiscal year 2019 ended on March 30, 2019, which resulted in a 52 week year. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

Balance Sheet Presentation

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Consolidated Balance Sheet. Under the typical payment terms of over time contracts, the customer pays either performance-based payments or progress payments. Amounts billed and due from customers are classified as receivables on the Consolidated Balance Sheet. Interim payments may be made as work progresses, and for some contracts, an advance payment may be made. A liability is recognized for these interim and advance payments in excess of revenue recognized and is presented as a contract liability which is included within accrued liabilities and other long-term liabilities on the Consolidated Balance Sheet. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract. When revenue recognized exceeds the amount billed to the customer, an unbilled receivable (contract asset) is recorded for the amount the Company is entitled to receive based on its enforceable right to payment and is included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheet.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity).

Conversion of convertible preferred stock ASC 260-10-S99, Earnings Per Share, provides guidance on the accounting for induced conversions of convertible preferred stock and states that issuers should consider the guidance in ASC 470-20-40-13 through 40-17, Debt with conversion and other options, to determine whether a conversion of preferred stock is pursuant to an inducement offer. ASC 470-20-40-13 through 40-17 addresses the accounting for induced conversions of convertible debt (other than cash convertible debt instruments) that (1) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time, (2) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted and (3) involve any of the following:

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

If a conversion of preferred stock is an inducement offer pursuant to ASC 470, the fair value of the additional securities or other consideration issued to induce conversion should be subtracted from net income to arrive at income available to common stockholders in the calculation of EPS pursuant to ASC 260-10-S99-2. The deemed dividend is reflected on the face of the statement of operations as an increase in net loss or a decrease in net income to arrive at net income (loss) attributable to common shareholders. See Note 17.

New Accounting Standards

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share based transactions with nonemployees in which the grantor acquires goods or services to be used or consumed. Under the new standard, most of the guidance on recording share-based compensation granted to nonemployees will be aligned with the requirements for share-based compensation granted to employees. This standard was adopted in fiscal 2020, and did not have a material impact on our consolidated financial statements.

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

Research and Development Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on the Company’s behalf and indirect costs are expensed as operating expenses when incurred. Research and development costs totaled approximately $1.6 million and $1.3 million for the years ended March 28, 2020 and March 30, 2019, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 28, 2020 and March 30, 2019, management believes there has been no impairment of the Company’s long-lived assets.

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

Stock-based Compensation The Company records stock-based compensation expense for the fair value of all stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered. In fiscal 2018, the Company provided a special grant of nonqualified options to purchase 400,000 shares of common stock at the price of $0.33 per share based on reliance on the exemption afforded by Section 4(2) of the Securities Act.  One fourth of the option vests on the first anniversary of the grant date and 1/48 of the option vests on each of the 36 months thereafter.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the statements of cash flows. These excess tax benefits were not significant for the Company for the fiscal years ended March 28, 2020 or March 30, 2019.

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

Financial Instruments and Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist of cash, cash-equivalents and trade accounts receivable. The Company’s cash-equivalents consist of overnight deposits with federally insured financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security. At March 28, 2020, three customers combined accounted for 96% of consolidated gross accounts receivable. At March 30, 2019, three customers combined accounted for 97% of consolidated gross accounts receivable.

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

2	Cash and Cash-equivalents

Cash and cash-equivalents of $657,000 and $878,000 at March 28, 2020 and March 30, 2019, respectively, consisted of demand deposits with a financial institution that is a member of the Federal Deposit Insurance Corporation (FDIC). At March 28, 2020, $407,000 of the Company’s demand deposits exceeded FDIC insurance limits.

3	Inventories, net

Inventories, net consisted of the following:

(Dollars in thousands)	March 28, 2020	March 30, 2019
Raw materials	$890	$759
Work-in-progress	1,828	1,523
Finished goods	263	57
Demonstration inventory	280	395
Total	$3,261	$2,734

4	Property, Plant and Equipment, net

Property, plant and equipment, net is comprised of the following:

(Dollars in thousands)	March 28, 2020	March 30, 2019
Leasehold improvements	$642	633
Machinery and equipment	3,599	4,333
Computer and software	681	681
Furniture and office equipment	196	227
Subtotal	5,118	5,874
Less: accumulated depreciation	(4,610)	(5,305)
Total	$508	$569

5	Financed Receivables

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

As of March 28, 2020 and March 30, 2019, the Company’s total outstanding borrowings under the Restated Financing Agreement were $527,468 and zero, respectively, and are included in Loans payable, net of discounts and issuance costs on the Consolidated Balance Sheet.

6	Term Loan, Revolving Line of Credit and Warrants

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

On June 28, 2019, the Company and PFG agreed to further modify the 2017 Loan Agreement to adjust the financial covenants requiring the Company to maintain a minimum tangible net worth and minimum revenues. At December 28, 2019, the Company did not meet a covenant in the amended 2017 Agreement with PFG requiring the Company to achieve minimum cumulative revenues of $11 million for the first three quarters of its 2020 fiscal year. The Company's failure to comply with this covenant constituted an event of default under the agreement, entitling PFG to declare all outstanding amounts immediately due and payable. PFG waived this default on January 31, 2020.

On January 31, 2020, the Company and PFG agreed to further modify the 2017 Loan Agreement. The Amendment, among other things, provided for a fee of $16,500; extended the maturity date of the loan from March 1, 2020 to March 1, 2021; required the Company make principal payments of $75,000 on February 1, 2020 and $57,700 on the first day of each month thereafter until maturity; provides for an annual interest rate of 16%, of which 9.5% is payable monthly and 6.5% is deferred until maturity or payoff; and adjusted and extended a modified minimum revenue financial covenant through the maturity date. The Amendment also contained the Lender’s waiver of the Company’s default arising from its failure to comply with the Loan Agreement’s minimum revenue financial covenant for the calendar quarter ended December 31, 2019, which entitled the Lender to declare all outstanding amounts immediately due and payable.

As of March 28, 2020 and March 30, 2019, the Company’s total outstanding loan balances were $792,300 and $1.8 million, respectively, and are included in Loans payable, net of discounts and issuance costs on the Consolidated Balance Sheet.

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

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at March 28, 2020 and March 30, 2019.

8	Sale of Common Stock

On November 8, 2019, the Company completed an underwritten public offering of 699,333 shares of its common stock at $3.75 per share. The net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses were approximately $2.1 million. The Company’s use of the net proceeds of this offering was for general corporate purposes, which included the repayment of debt. In connection with the offering, the Company granted the underwriter a warrant to purchase 20,980 shares of common stock at the price of $4.50 per share.  The warrant is immediately exercisable and has a five-year term.

In addition, on November 8, 2019, the Company completed a private exchange offer in which it issued an aggregate of 896,636 shares of common stock in exchange for 88,600 shares of its Series E preferred shares and the dividends thereon.  As a result, 9,200 shares of Series E preferred stock with an aggregate liquidation preference of $345,000 remained outstanding at March 28, 2020.

On March 11, 2020, the Company entered into Securities Purchase Agreements with two private investors for the sale of a total of 146,668 shares at the price of $3.75 per share, for aggregate gross proceeds of $550,004. The sales were completed and the shares of common stock were issued on March 11, 2020. Net proceeds to the Company after fees and expenses of the private placement were $510,000.

9	Reverse Stock Split

On December 12, 2019, the Company amended its Articles of Incorporation and effected a 1-for-15 reverse split of its common stock.

The reverse stock split reduced the number of shares of common stock outstanding from 37,154,730 shares to 2,476,982 shares on December 12, 2019. The number of authorized shares of the Company’s common stock was reduced in the same proportion from 200 million shares of common stock to 13,333,333 shares of common stock.

As a result of the reverse stock split, each of the Company’s holders of common stock received one share of common stock for every 15 shares of common stock held immediately prior to the reverse stock split. No fractional shares were issued in connection with the reverse stock split and cash was paid in lieu of any fractional shares. The reverse stock split also reduced the number of shares of common stock issuable upon the conversion of the Company’s outstanding shares of preferred stock and the exercise of its outstanding stock options and warrants in proportion to the ratio of the reverse stock split and caused a proportionate increase in the conversion and exercise prices of such preferred stock, stock options and warrants.

All share and per share amounts included in the financial statements and notes have been adjusted to reflect the effect of the reverse stock split.

10	Selling and Advertising Expenses

Selling expenses consist primarily of salaries to employees and commissions paid to various sales representatives and marketing agencies. Commission expense totaled $15,000 and $33,000 for fiscal 2020 and 2019, respectively. Advertising costs, which are expensed as incurred, totaled $20,000 and zero for fiscal 2020 and 2019, respectively.

11	Significant Customers and Industry Segment Information

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

The tables below present information for fiscal years 2020 and 2019.

March 28, 2020 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$3,521	$8,247	$11,768
Interest expense, net	(252)	—	(252)
Depreciation	184	—	184
Income (loss) before income taxes	(3,392)	2,707	(685)
Assets	6,011	2,915	8,926

March 30, 2019 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$1,935	$9,213	$11,148
Interest expense, net	(607)	—	(607)
Depreciation	257	7	264
Income (loss) before income taxes	(4,521)	3,626	(895)
Assets	3,979	2,300	6,279

The Company’s Giga-tronics Division and Microsource segments sell to agencies of the U.S. government and U.S. defense- related customers. In fiscal 2020 and 2019, U.S. government and U.S. defense-related customers accounted for 85% and 98% of sales, respectively. During fiscal 2020, the Boeing Company accounted for 45% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer, Lockheed Martin Corporation accounted for 19% of the Company’s consolidated revenues during fiscal 2020 and was also included in the Microsource segment. A third customer, DFAS accounted for 18% of the Company’s consolidated revenues during fiscal 2020 and was included in the Giga-tronics Division.

During fiscal 2019, the Boeing Company accounted for 57% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer, Lockheed Martin Corporation accounted for 26% of the Company’s consolidated revenues during fiscal 2019 and was also included in the Microsource segment.

Export sales accounted for 1% and 1% of the Company’s sales in fiscal 2020 and 2019, respectively. Export sales by geographical area for these fiscal years are shown below (Dollars in thousands):

	March 28, 2020	March 30, 2019
Europe	$13	$14
Asia	10	12
Rest of world	110	68
Total	$133	$94

12	Loss per Common Share

The stock options, restricted stock, convertible preferred stock and warrants not included in the computation of diluted earnings per share (EPS) is a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive (in thousands).

	Fiscal Years Ended
	March 28, 2020	March 30, 2019
Stock options	241	182
Restricted stock awards	20	22
Convertible preferred stock	180	780
Warrants	157	230
	598	1,214

13	Income Taxes

Following are the components of the provision for income taxes:

Fiscal years ended (in thousands)	March 28, 2020	March 30, 2019

Current
Federal	$-	$-
State	2	42
	2	42
Deferred
Federal	123	2
State	40	39
	163	41
Change in liability for uncertain tax positions	(9)	1
Change in valuation allowance	(154)	(42)
Provision for income taxes	$2	$42

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

Fiscal years ended	March 28, 2020	March 30, 2019
(in thousands)

Net operating loss carryforwards	$11,568	$11,365
Income tax credits	365	349
Inventory reserves and additional costs capitalized	865	795
Fixed asset depreciation	23	17
Accrued vacation	55	49
Accrued bonuses	-	64
Accrued warranty	9	29
Accrued commissions	36	71
Deferred rent	-	21
Allowance for doubtful accounts	2	2
Non-qualified stock options	91	81
Unrealized warrant gain	(33)	(33)
State tax benefit	(8)	9
Total deferred tax assets	12,973	12,819
Valuation allowances	(12,973)	(12,819)
	$-	$-

The following summarizes the difference between the income tax expense and the amount computed by applying the statutory federal income tax rates of 21% for the years ended March 28, 2020 and March 30, 2019, to income before income tax. The items comprising these differences consisted of the following for the fiscal years ended March 28, 2020 and March 30, 2019:

Year Ended (in thousands except percentages)
	March 28, 2020		March 30,2019

Statutory federal income tax (benefit)	$(164)	21.0%	$(210)	21.0%
Valuation allowance	154	(19.8)	(42)	4.2
State income tax, net of federal benefit	(54)	6.9	(70)	7.0
Net operating loss expiration	-	0	39	(3.9)
Non tax-deductible expenses	81	(10.4)	(15)	1.5
Tax credits generated	(18)	2.3	(2)	0.2

Adoption of ASC 606 adjustment	-	0	329	(32.9)
Other	3	(0.5)	13	(1.3)
Effective income tax	$2	(0.5%)	$42	(4.2%)

The increase in valuation allowance from March 28, 2020 to March 30, 2019 was $154,000.

As of March 28, 2020, the Company had pre-tax federal net operating loss carryforwards of $47,040,000 and state net operating loss carryforwards of $24,198,000 available to reduce future taxable income.  The federal and state net operating loss carryforwards begin to expire from fiscal 2022 through 2038 and from 2029 through 2039, respectively. The federal net operating loss amount of $740,000 from the tax year ended March 28, 2020 will have an indefinite life.  Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.  In addition, the TJC Act imposes new limitations on the utilization of losses incurred in tax years beginning after December 31, 2017. Legislation under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed in 2020 temporarily suspends the limitation on losses for tax years beginning before January 1, 2021. The federal income tax credits begin to expire from 2032 through 2037 and state income tax credit carryforwards are carried forward indefinitely.

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

As of March 28, 2020, the Company recorded unrecognized tax benefits of $132,000 related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

The Company files U.S federal, California and New Hampshire state tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2015 for federal purposes and fiscal year 2014 for California purposes, except in certain limited circumstances.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

	Fiscal Year 2020	Fiscal Year 2019

Balance as of beginning of year	$123,000	$122,000
Increase based on current year tax positions	9,000	1,000
Reductions for prior year tax positions	-	-
Balance as of end of year	$132,000	$123,000

The total amount of interest and penalties related to unrecognized tax benefits at March 28, 2020 is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve (12) months.

14	Stock based Compensation and Employee Benefit Plans

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

Outstanding options generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 28, 2020, no SARs have been granted under any option plan. As of March 28, 2020, there were 28,493 shares of common stock available for issuance of additional awards under the 2018 Equity Incentive Plan. All outstanding options have a ten-year life from the date of grant. The Company records compensation cost associated with stock based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

The weighted average grant date fair value of stock options granted during the fiscal years ended March 28, 2020 and March 30, 2019 was $4.98 and $3.75, respectively, and was calculated using the following weighted-average assumptions:

Fiscal years ended	March 28, 2020	March 30, 2019
Dividend yield	—	—
Expected volatility	105%	96%
Risk-free interest rate	2.21%	2.79%
Expected term (years)	8.35	8.35

A summary of the changes in stock options outstanding for the fiscal years ended March 28, 2020 and March 30, 2019 is presented below:

(Dollars in thousands except share prices)	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2018	98,580	$8.40	8.0	$—
Granted	100,267	4.65	9.6
Forfeited / Expired	(16,481)	10.35
Outstanding at March 30, 2019	182,366	$6.15	8.4	$—
Granted	73,880	4.98	9.2
Forfeited / Expired	(15,488)	5.13
Outstanding at March 28, 2020	240,758	$5.86	7.9	$—

Exercisable at March 28, 2020	87,242	$7.51	6.2	$—

At March 28, 2020, expected to vest in the future	196,846	$6.07	7.7	$—

As of March 28, 2020, there was $134,322 of total unrecognized compensation cost related to non-vested options granted under the 2005 and 2018 Plans and outside of the Plans. That cost is expected to be recognized over a weighted average period of 2.7 years and will be adjusted for subsequent changes in estimated forfeitures. There were 48,956 and 14,093 options vested during the fiscal years ended March 28, 2020 and March 30, 2019, respectively. The total fair value of options vested during the fiscal years ended March 28, 2020 and March 30, 2019 was $206,255 and $90,000, respectively. There were no exercises in fiscal 2020 and 2019. Stock based compensation cost recognized in operating results for the fiscal years ended March 28, 2020 and March 30, 2019 totaled $213,000 and $120,000, respectively.

Restricted Stock

The Company granted 10,000 restricted awards during the fiscal year ended March 28, 2020. The Company granted 20,667 restricted awards during fiscal 2019. The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period net of estimated forfeitures. As of March 28, 2020, there was $24,100 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 0.995 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for restricted and unrestricted stock for fiscal 2020 and fiscal 2019 totaled $88,000 and $125,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the fiscal years ended March 28, 2020 and March 30, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2018	19,997	$9.75
Granted	20,667	4.65
Vested	(16,667)	4.80
Forfeited or cancelled	(1,654)	11.85
Non-vested at March 30, 2019	22,343	$8.40
Granted	10,000	3.97
Vested	(21,009)	8.25
Forfeited or cancelled	(1,334)	12.00
Non-vested at March 28, 2020	10,000	$3.97

401(k) Plan The Company has established a 401(k) plan which covers substantially all employees. Participants may make voluntary contributions to the plan for up to 100% of their defined compensation. The Company matches a percentage of the participant’s contributions in accordance with the plan. Participants vest ratably in Company contributions over a four- year period. Company contributions to the plan for fiscal 2020 and 2019 were approximately $22,000 and $18,000, respectively.

15	Commitments and Contingencies

Operating leases

Building – On January 5, 2017, the Company entered into a seventy-seven-month commercial building lease agreement for a 23,873 square feet facility in Dublin, California which began on April 1, 2017. The Company’s principal executive offices along with our marketing, sales, and engineering offices and manufacturing operations are located in the Dublin facility.

In December 2018, the Company entered into a lease agreement for an additional 1,200 square foot facility for certain engineering personnel located in Nashua, New Hampshire, which began on February 1, 2019 and expires on January 31, 2022. Effective March 1, 2020, we amended and replaced in its entirety the original Nashua lease agreement to increase the facility size to 2,400 square feet and extend its expiration to February 28, 2023.

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

Lease costs

For the fiscal year ended (in thousands):

		March 28,
	Classification	2020
Operating lease costs	Operating expenses	$518
Finance lease:
Amortization of lease asset	Depreciation and amortization	34
Interest on lease liability	Interest expense	5
Total lease costs		$557

Other information (in thousands except weighted average amounts):

For the fiscal year ended March 28, 2020	Operating leases	Finance leases
Operating cash used for leases	$572	—
Financing cash used for leases	—	$46
Weighted-average remaining lease term	3.39	0.46
Weighted average discount rate	6.50%	12.00%

Future lease payments as of March 28, 2020 were as follows (in thousands):

	Operating leases	Finance leases	Total
2021	$488	$11	$499
2022	503	20	523
2023	515	—	515
2024	209	—	209
Thereafter	—	—	—
Total future minimum lease payments	1,715	31	1,746
Less: imputed interest	(174)	(11)	(185)
Present value of lease liabilities	$1,541	$20	$1,561

16	Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	March 28, 2020	March 30, 2019
Balance as of beginning of year	$104	$164
Provision, net	(58)	(7)
Warranty costs incurred	(12)	(53)
Balance as of end of year	$34	$104

17	Preferred Stock and Warrants

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

Holders of Series E Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannual in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the 10 day volume weighted average price of the common stock. The deemed dividend is reflected on the face of the statement of operation as an increase in net loss or a decrease in net income to arrive at net income (loss) attributable to common shareholders.

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

During the 2019 fiscal year, the Company issued and sold an additional 56,200 Series E Shares for the price of $25.00 per share, resulting in gross proceeds of $1,405,000. Net proceeds from sales of Series E Shares during the 2019 fiscal year were approximately $1.2 million after fees and expenses of approximately $212,000. Placement agent fees incurred in connection with the transaction were 5% of gross proceeds or approximately $56,875 in cash, plus warrants to purchase 5% of the number of common shares into which the Series E shares can be converted (6.67 shares) at an exercise price of $3.75 per share.

For the twelve months ended March 28, 2020, no additional Series E shares were issued.

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

The table below presents information for the fiscal years ended March 28, 2020 and March 30, 2019:

Preferred Stock

As of March 28, 2020 and March 30, 2019

	Designated Shares	Shares Issued	Shares Outstanding	Liquidation Preference (in thousands)
Series B	10,000.00	9,997.00	9,245.13	$2,136
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	100,000.00	100,000.00	9,200.00	345
Total at March 28, 2020	119,500.00	118,533.51	26,981.64	$3,712

	Designated Shares	Shares Issued	Shares Outstanding	Liquidation Preference (in thousands)
Series B	10,000.00	9,997.00	9,997.00	$2,309
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	100,000.00	100,000.00	98,400.00	3,690
Total at March 30, 2019	119,500.00	118,533.51	116,933.51	$7,230

18	COVID-19 (Coronavirus)

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and in March 2020 classified the outbreak as a pandemic. In March 2020, the President of the United States and the Governor of California declared a state of emergency, based on the rapid increase in COVID-19 cases including in California. Since March 2020, with the spread of the coronavirus, we have implemented a number of directives to ensure the safety of our personnel and the continuity of our operations.

Recently, COVID-19 has caused significant disruptions to the global, national and local economy. The overall impact of COVID-19 on the California economy is not known and cannot be predicted at this time. While the disruption is currently expected to be temporary, there is uncertainty around the duration and the total economic impact. If this situation is prolonged, this could cause delays in our business and could have a short or long term adverse impact, possibly material, on the Company’s future financial condition, liquidity, and results of operations.

19	Subsequent Events

On April 23, 2020, the Company borrowed $786,200 from Western Alliance Bank (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The Loan is evidenced by a promissory note dated April 21, 2020 (the “Promissory Note”) and matures on April 23, 2022. The Promissory Note provides that the Loan bears interest at a rate of 1.0% per annum. Principal and interest are payable monthly commencing on November 1, 2020 and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Promissory Note contains other customary terms, including representations, events of defaults and remedies.

A portion of the principal and accrued interest under the Promissory Note is forgivable by the U.S. Small Business Administration after eight weeks if the Company uses the Loan proceeds for certain purposes designated in the CARES Act, including payroll costs (as defined in the CARES Act), rents and utilities during the eight weeks following the origination of the Loan (“Eligible Purposes”) and otherwise complies with PPP requirements. In order to obtain forgiveness of the Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the Promissory Note, with interest. The Company intends to use a significant portion of the proceeds of the Loan for Eligible Purposes and to seek forgiveness for those amounts, although the Company may take action that could cause some or all of the Loan to become ineligible for forgiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Giga-tronics Incorporated

Dublin, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Giga-tronics Incorporated and subsidiary (collectively the "Company") as of March 28, 2020 and March 30, 2019, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 28, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2020 and March 30, 2019, and the consolidated results of its operations and its cash flows for each of the two years in the two-year period ended March 28, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases from March 31, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter- COVID-19

As described in Note 18 to the consolidated financial statements, the World Health Organization has declared COVID-19 a global pandemic leading to broader global economic uncertainties. The measures taken by government agencies to slow the progression of the disease is uncertain and may adversely affect the Company’s result of operations, cash flow and financial position. Our opinion is not modified with respect to this matter.

We have served as the Company's auditor since 2018.

/s/ Armanino LLP San Ramon, California

May 28, 2020

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

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 28, 2020.

Report of Management on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of March 28, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

Based on the above described procedures and actions taken, the Company’s management, including the Chief Executive Officer and Chief Financial Officer have concluded that as of March 28, 2020, the Company’s internal control over financial reporting was effective based on the criteria described in the 2013 “COSO Internal Control – Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 28, 2020, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter ended March 28, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors, executive officers and corporate governance of the Company is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 28, 2020.

We have adopted a code of ethics that applies to our directors, our chief executive officer, our senior financial officers and our other officers and employees. The code of ethics is posted on our website under the Governance portion of the Investor Relations section at https://investor.gigatronics.com/governance-docs.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is incorporated herein by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 28, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 28, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships, related transactions and director independence is incorporated herein by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 28, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountants is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 28, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following consolidated financial statements of Giga-tronics Incorporated and the related report of independent registered public accounting firm are included in Item 8 of this report.

(b) The following exhibits are filed with this report:

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended March 27, 1999)
3.2	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 13, 2019)
3.3	Certificate of Determination of Preferences of Preferred Stock Series A of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended March 27, 1999)
3.4	Certificate of Determination of Series B Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2011)
3.5	Certificate of Determination of Series C Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 25, 2013)
3.6	Certificate of Determination of Series D Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 3, 2013)
3.7

Certificate of Determination of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 30, 2018)

3.8

Certificate of Amendment to Certificate of Determination of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 20, 2018)

3.9

Certificate of Amendment to Certificate of Determination of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company's Form 8-K filed on November 27, 2018)

3.10	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended March 29, 2008)
4.1	Description of Common Stock
10.1

Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended March 27, 2010)

10.2	2005 Equity Incentive Plan (incorporated by reference to Attachment A to the Company’s Proxy Statement on Form DEF 14A filed on July 21, 2005) *
10.3

Warrant to Purchase Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated February 16, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8- K filed on February 20, 2015)

10.4

Warrant to Purchase Shares of Common Stock between the Company and Alara Capital AVI II, LLC dated February 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8- K filed on February 27, 2015)

10.5	Investor Rights Agreement between the Company and Alara Capital AVI II, LLC dated November 10, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 14, 2011)
10.6	Severance Agreement between the Company and John R. Regazzi dated June 3, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010) *
10.7	Severance Agreement between the Company and Daniel Kirby dated November 26, 2019
10.8	Severance Agreement between the Company and Traci Mitchell dated March 21, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 26, 2019) *
10.9	Severance Agreement between the Company and Armand Pantalone dated March 21, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 26, 2019) *
10.10	Severance Agreement between the Company and Lutz Henckels dated April 11, 2019 (incorporated by reference to the Exhibit 10.19 to Company’s Form 10-K filed on May 30, 2019)*
10.11	Lease Agreement between the Company and SF II Creekside LLC dated January 5, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended March 31, 2018).

10.12

Form of Warrant Agreement dated January 29, 2016, between the Company and individual investors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (File No. 333-210157) filed on March 14, 2016.

10.13

Loan and Security Agreement between the Company and Partners for Growth V, L.P. dated April 27, 2017 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended March 31, 2018).

10.14

Conditional Waiver and Modification to Loan and Security Agreement dated March 26, 2018 between the Company and Partners For Growth (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended March 31, 2018)

10.15

Modification No. 2 to Loan and Security Agreement dated December 12, 2018 between the Company and Partners for Growth V. L.P. (incorporated by reference to the Exhibit 10.3 to Company’s Form 8-K filed on March 14, 2019)

10.16

Modification No. 3 to Loan and Security Agreement dated March 11, 2019 between the Company and Partners for Growth V. L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2019)

10.17

Modification No. 4 to Loan and Security Agreement dated June 28, 2019 between the Company and Partners for Growth V. L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 8, 2019)

Modification No. 5 to Loan and Security Agreement dated January 31, 2020 between the Company and Partners for Growth V. L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2020).

10.18

Amended and Restated Business Financing Agreement between the Company, Microsource, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2019)

10.19	Stock Option Award Agreement between the Company and Lutz Henckels dated June 6, 2018 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended March 31, 2018)*
10.20	2018 Equity Incentive Plan (incorporated by reference to Attachment A to the Company’s Proxy Statement on Form DEF 14A filed on July 30, 2018) *
10.21	Form of Option Agreement for Directors under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019)*
10.22	Form of Option Agreement for Certain Grants to Executive Officers under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 6, 2019)*
10.23	Form of Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 6, 2019)*
10.25	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 29, 2019)
10.26	Promissory Note issued to Western Alliance Bank dated April 20, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 27, 2020)
21	Significant Subsidiaries
23.1	Consent of Armanino LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement.
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

GIGA-TRONICS INCORPORATED

/s/ JOHN R. REGAZZI	May 28, 2020
Chief Executive Officer	Date

In accordance with the requirements of the Securities Exchange Act, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. THOMPSON	Chairman of the Board of	May 28, 2020
William J. Thompson	Directors	Date

/s/ JOHN R. REGAZZI	Chief Executive Officer and	May 28, 2020
John R. Regazzi	Director	Date

/s/ LUTZ P. HENCKELS	Chief Financial Officer and Director	May 28, 2020
Lutz P. Henckels	(Principal Financial Officer)	Date

/s/ TRACI K. MITCHELL	Corporate Controller	May 28, 2020
Traci K. Mitchell	(Principal Accounting Officer)	Date

/s/ GORDON L. ALMQUIST	Director	May 28, 2020
Gordon L. Almquist		Date

/s/ JAMIE WESTON	Director	May 28, 2020
Jamie Weston		Date