Form 10-Q
period 2020-06-27
GIGA TRONICS INC
filed 2020-08-06
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 27, 2020

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

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

Yes  ☐     No  ☒

There was a total of 2,625,856 shares of the Registrant’s Common Stock outstanding as of July 22, 2020.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 27, 2020 and March 28, 2020	4

	Unaudited Condensed Consolidated Statements of Operations, Three Month Periods Ended June 27, 2020 and June 29, 2019	5

	Unaudited Consolidated Statements of Shareholders’ Equity, Three Month Periods Ended June 27, 2020 and June 29, 2019	6

	Unaudited Condensed Consolidated Statements of Cash Flows, Three Month Periods Ended June 27, 2020 and June 29, 2019	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other information	23
Item 6.	Exhibits	23

SIGNATURES		24

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s ability to obtain necessary capital to finance its operations; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) the results of pending or threatened litigation; (4) risks related to customers’ credit worthiness/profiles; (5) changes in the Company’s credit profile and its ability to borrow; (6) a potential decline in demand for certain of the Company’s products; (7) potential product liability claims; (8) the potential loss of key personnel; (9) U.S. and international economic conditions and (10) the COVID-19 pandemic, including the effects of governmental responses to the pandemic. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 28, 2020 for further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	June 27, 2020	March 28, 2020*
Assets
Current assets:
Cash and cash-equivalents	$642	$657
Trade accounts receivable, net of allowance of $8 and $8, respectively	1,108	932
Inventories, net	3,004	3,261
Prepaid expenses and other current assets	3,052	2,209
Total current assets	7,806	7,059
Property and equipment, net	466	508
Right of use asset	1,106	1,183
Other long-term assets	176	176
Total assets	$9,554	$8,926
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$761	$803
Loans payable, net of discounts and issuance costs	1,854	1,320
Accrued payroll and benefits	428	300
Deferred revenue	147	159
Lease obligations	425	426
Other current liabilities	375	364
Total current liabilities	3,990	3,372
Other non-current liabilities	90	119
Long term obligations – leases	1,026	1,135
Total liabilities	5,106	4,626
Commitments and contingencies
Shareholders' equity:
Preferred stock; no par value; Authorized - 1,000,000 shares
Series A convertible- designated 250,000 shares; no shares at June 27, 2020 and March 28, 2020 issued and outstanding	—	—
Series B, C, D convertible - designated 19,500 shares; 17,781.64 shares at June 27, 2020 and 17,781.64 at March 28, 2020 outstanding; (liquidation preference of $3,367 at June 27, 2020 and $3,367 at March 28, 2020)	2,745	2,745
Series E convertible- designated 100,000 shares; 9,200 shares at June 27, 2020 and 9,200 shares at March 28, 2020 outstanding; (liquidation preference of $345 at June 27, 2020 and $345 at March 28, 2020)	177	177
Common stock; no par value; Authorized – 13,333,333 shares; 2,635,856 shares at June 27, 2020 and 2,635,856 shares at March 28, 2020 issued and outstanding	32,028	31,952
Accumulated deficit	(30,502)	(30,574)
Total shareholders' equity	4,448	4,300
Total liabilities and shareholders' equity	$9,554	$8,926

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

* Derived from the audited consolidated financial statements as of and for the fiscal year ended March 28, 2020.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In thousands except per share data)	June 27, 2020	June 29, 2019
Net revenue
Goods	$1,109	$1,938
Services	2,439	1,560
Total revenue	3,548	3,498

Cost of goods and services	2,034	1,968
Gross profit	1,514	1,530

Operating expenses:
Engineering	437	355
Selling, general and administrative	969	1,047
Total operating expenses	1,406	1,402

Operating income	108	128

Interest expense:
Interest expense, net	(33)	(57)
Interest expense from accretion of loan discount	—	(19)
Total interest expense, net	(33)	(76)
Income before income taxes	75	52
Provision for income taxes	—	—
Net income	$75	$52
Deemed dividend on Series E shares	(3)	(37)
Net income attributable to common shareholders	$72	$15

Income per common share – basic	$0.03	$0.02
Income per common share – diluted	$0.03	$0.01

Weighted average common shares used in per share calculation:
Basic	2,636	718
Diluted	2,826	1,539

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 30, 2019	116,934	$4,806	757,367	$25,557	$(28,548)	$1,815
Net income	—	—	—	—	15	15
Share based compensation	—	—	—	95	—	95
Equity issuance for PFG Loan	—	—	167	—	—	—
Restricted stock forfeited	—	—	(1,333)	—	—	—
Series E preferred stock issuance, reclass of offering costs of $2	—	(2)	—	2	—	—
Balance at June 29, 2019	116,934	$4,804	756,201	$25,654	$(28,533)	$1,925

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 28, 2020	26,982	$2,922	2,635,856	$31,952	$(30,574)	$4,300
Net income	—	—	—	—	72	72
Share based compensation	—	—	—	76	—	76
Balance at June 27, 2020	26,982	$2,922	2,635,856	$32,028	$(30,502)	$4,448

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$72	$15
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42	47
Share-based compensation	76	95
Accretion of discounts on debt	—	20
Accrued interest and fees on loan payable	(31)	(327)
Change in deferred rent	—	1
Changes in operating assets and liabilities:
Trade accounts receivable	(176)	(255)
Inventories	257	(14)
Prepaid expenses and other current assets	(843)	52
Right of use asset	77	64
Accounts payable	(42)	183
Accrued payroll and benefits	128	(89)
Deferred revenue	(12)	—
Other current liabilities and non-current liabilities	13	27
Net cash used in operating activities	(439)	(181)

Cash flows from investing activities:
Purchases of property and equipment	—	(22)
Net cash used in investing activities	—	(22)

Cash flows from financing activities:
Principal payments on leases	(110)	(94)
Proceeds from borrowings, net of issuance costs	1,131	429
Repayments of borrowings	(597)	—
Net cash provided by financing activities	424	335

Increase (decrease) in cash and cash-equivalents	(15)	132

Beginning cash and cash-equivalents	657	878
Ending cash and cash-equivalents	$642	$1,010

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$—	$55
Cash paid for interest	$38	$256

Supplementary disclosure of noncash activities:
Cumulative effect of adoption of ASC 842 on right of use assets	$—	1,361
Cumulative effect of adoption of ASC 842 on deferred rent	$—	429
Cumulative effect of adoption of ASC 842 on lease liability	$—	1,790

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Organization and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (“Giga-tronics,” “Company” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. Please refer to the Company’s Annual Report on Form 10-K for the year ended March 28, 2020 for a discussion of our significant accounting policies. During the three months ended June 27, 2020, there were no material changes to these policies other than as disclosed below. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 28, 2020.

On December 12, 2019, the Company completed a one-for-fifteen reverse stock split of its common stock.  All shares and per share amounts included in the financial statements have been adjusted to reflect the effect of the reverse stock split.

Principles of Consolidation The consolidated financial statements include the accounts of Giga-tronics and its wholly owned subsidiary, Microsource, Inc. (“Microsource”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

New Accounting Standards

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share based transactions with nonemployees in which the grantor acquires goods or services to be used or consumed. Under the new standard, most of the guidance on recording share-based compensation granted to nonemployees are aligned with the requirements for share-based compensation granted to employees. This standard was effective in the first quarter of fiscal 2020, and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

(2)           Inventories, net

Inventories consisted of the following:

(In thousands)	June 27, 2020	March 28, 2020
Raw materials	$924	$890
Work-in-progress	1,630	1,828
Finished goods	263	263
Demonstration inventory	187	280
Total	$3,004	$3,261

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

Under the Restated Financing Agreement, Western Alliance Bank may advance up to 85% of the amounts of invoices issued by the Company, up to a maximum of $2.5 million in aggregate advances outstanding at any time. The Restated Financing Agreement eliminated a $500,000 non-formula borrowing base and an asset coverage ratio financial covenant included in the Previous Financing Agreement.

Under the Restated Financing Agreement, interest accrues on outstanding amounts at an annual rate equal to the greater of prime or 4.5% plus, in either case, an additional one percent. The Company is required to pay certain fees, including an annual facility fee of $14,700, to be paid in two equal semiannual installments. The Company’s obligations under the Restated Financing Agreement are secured by a security interest in substantially all of the assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Restated Financing Agreement has no specified term and may be terminated by either the Company or Western Alliance Bank at any time.

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

As of June 27, 2020 and March 28, 2020, the Company’s total outstanding borrowings under the Restated Financing Agreement were $448,101 and $527,468, respectively, and are included in Loans payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheet.

(4)        Term Loan, Revolving Line of Credit and Warrants

On April 27, 2017, the Company entered into a $1.5 million loan agreement (the “PFG Loan Agreement”) with Partners For Growth (“PFG”), which was funded on April 28, 2017 (the “PFG Loan”). The PFG Loan Agreement originally provided for interest only payments during the term of the loan with principal and any accrued interest and fees due upon maturity, originally April 27, 2019. The PFG Loan bears interest at a fixed aggregate rate equal to 16% per annum, of which 9.5% per annum rate is payable monthly in cash and 6.5% per annum rate is accrued monthly and due upon maturity. In addition, the Company agreed to pay PFG a cash fee of up to $100,000 on maturity (the “back-end fee”), $76,000 of which was earned on April 27, 2017, and $24,000 of which was earned at the rate of $1,000 per month on the first day of each month thereafter provided any amount of the loan principal was outstanding during any day of the prior month.

In December 2018, the Company and PFG agreed to modify the PFG Loan Agreement to extend the maturity date from April 27, 2019 to November 1, 2019, to require the Company to pay all accrued interest on May 1, 2019 and to require the Company to make monthly prepayments of principal of $75,000 and accrued interest from May 1, 2019 until maturity. The effectiveness of the modification was conditioned on the Company raising $500,000 in additional equity capital. The Company satisfied this condition on March 30, 2019.

On March 11, 2019, the Company and PFG agreed to further modify the PFG Loan Agreement to extend the maturity date to March 1, 2020 and to add financial covenants requiring the Company to maintain a minimum tangible net worth and minimum revenues.

On June 28, 2019, the Company and PFG agreed to further modify the PFG Loan Agreement to adjust the financial covenants requiring the Company to maintain a minimum tangible net worth and minimum revenues. At December 28, 2019, the Company did not meet a covenant in the amended PFG Loan Agreement requiring the Company to achieve minimum cumulative revenues of $11 million for the first three quarters of its 2020 fiscal year, which constituted an event of default under the agreement. PFG waived this default on January 31, 2020.

On January 31, 2020, the Company and PFG further amended the PFG Loan Agreement to, among other things, extend the maturity date from March 1, 2020 to March 1, 2021, to require the Company make a single principal payments of $75,000 on February 1, 2020 and monthly payments of $57,700 thereafter until maturity, and to modify and extend the minimum revenue financial covenant through the new maturity date. The PFG Loan Agreement continues to provide for an annual interest rate of 16%, of which 9.5% is payable monthly and 6.5% is deferred until maturity or payoff. Based on the current payment schedule, the remaining balance at maturity would be less than $200,000.

As of June 27, 2020 and March 28, 2020, the Company’s total outstanding loan balances were $619,200 and $792,300, respectively, and are included in Loans payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheet.

(5)         Paycheck Protection Program (the “PPP”) under the CARES Act

On April 23, 2020, the Company borrowed $786,200 from Western Alliance Bank (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The loan has been accounted for as a loan under ASC 470 Debt. The loan repayment will begin in November 2020. However, if forgiven, the loan will be accounted for under ASC 958-605, the gain will be shown outside of operating income, since it is not a part of the Company’s ongoing major or central business.

The PPP Loan is evidenced by a promissory note dated April 21, 2020 (the “Promissory Note”), matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. Principal and interest are payable monthly commencing on November 1, 2020 and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Promissory Note contains other customary terms, including representations, events of defaults and remedies.

A portion of the principal outstanding and accrued interest under the PPP Loan is forgivable by the U.S. Small Business Administration if the Company uses the loan proceeds for certain purposes designated in the CARES Act, including payroll costs (as defined in the CARES Act), rents and utilities during the 24 weeks following the origination of the PPP Loan (“Eligible Purposes”) and otherwise complies with PPP requirements. To obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the PPP Loan, with interest. The Company has used a significant portion of the proceeds of the Loan for Eligible Purposes and intends to seek forgiveness for those amounts after the 24 week period, although the Company may take action that could cause some or all of the PPP Loan to become ineligible for forgiveness.

(6)         Leases

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

Lease costs

For the three months ended:

		June 27,
	Classification	2020
Operating lease costs	Operating expenses	$133
Finance lease:
Amortization of lease asset	Depreciation and amortization	8
Interest on lease liability	Interest expense	—
Total lease costs		$141

Other information:

For the three months ended: June 27, 2020	Operating leases	Finance leases
Operating cash used for leases	$147	—
Financing cash used for leases	—	$11
Weighted-average remaining lease term (years)	3.39	0.47
Weighted-average discount rate	6.50%	12.00%

Future lease payments as of June 27, 2020 were as follows:

	Operating leases	Finance leases	Total
Remainder 2021	$366	$9	$375
2022	503	—	503
2023	514	—	514
Thereafter	209	—	209
Total future minimum lease payments	1,592	9	1,601
Less: imputed interest	(151)	—	(151)
Present value of lease liabilities	$1,441	$9	$1,450

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

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at June 27, 2020 and March 28, 2020.

 (8)     Sale of Common Stock

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

In addition, on November 8, 2019, the Company completed a private exchange offer in which it issued an aggregate of 896,636 shares of common stock in exchange for 88,600 shares of its Series E preferred shares and the dividends thereon. As a result, 9,200 shares of Series E preferred stock with an aggregate liquidation preference of $345,000 remained outstanding as of June 27, 2020 and March 28, 2020.

On March 11, 2020, the Company entered into Securities Purchase Agreements with two private investors for the sale of a total of 146,668 common shares at the price of $3.75 per share, for aggregate gross proceeds of $550,004. The sales were completed, and the shares of common stock were issued on March 11, 2020. Net proceeds to the Company after fees and expenses of the private placement were $510,000.

(9)      Reverse Stock Split

On December 12, 2019, the Company amended its Articles of Incorporation to implement a 1-for-15 reverse split of its common stock.

The reverse stock split reduced the number of shares of common stock outstanding from 37,154,730 to 2,476,982 shares on December 12, 2019. The number of authorized shares of the Company’s common stock was reduced in the same proportion to 13,333,333 shares of common stock.

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

 (10)         Income Per Share

Basic income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share (EPS) reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method. . In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period.

Shares included in the diluted EPS calculation for the three-month period ended June 27, 2020 are as follows:

June 27,
(In thousands except per share data)	2020
Net income	$72

Weighted average basic shares outstanding	2,636
Effect of dilutive securities	190
Weighted-average dilutive shares	2,826

Basic earnings per share	$0.03
Diluted earnings per share	$0.03

Shares included in the diluted EPS calculation for the three-month period ended June 29, 2019 are as follows:

June 29,
(In thousands except per share data)	2019
Net income	$15

Weighted average basic shares outstanding	718
Effect of dilutive securities	821
Weighted-average dilutive shares	1,539

Basic earnings per share	$0.02
Diluted earnings per share	$0.01

(11)          Stock-based Compensation and Employee Benefit Plans

The Company maintains a 2018 Equity Incentive Plan providing for the issuance of up to 166,667 shares of common stock upon the exercise of options, stock awards and grants. As of June 27, 2020, there were 24,493 shares of common stock available for issuance of additional awards under the 2018 Equity Incentive Plan. No further awards will be issued under the Company’s 2005 Equity Incentive Plan or its 2000 Stock Option Plan, though all awards under the 2005 Equity Incentive Plan that are outstanding continue to be governed by the terms, conditions and procedures set forth in the plan and any applicable award agreement.

Outstanding options generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. All outstanding options have a ten-year life from the date of grant. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 27, 2020, no SARs have been granted under any option plan. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Months Ended
	June 27, 2020	June 29, 2019
Dividend yield	—	—
Expected volatility	—	101.66%
Risk-free interest rate	—	2.35%
Expected term (years)	—	8.36

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

A summary of the changes in stock options outstanding for the three-month period ended June 27, 2020 and the year ended March 28, 2020 is as follows:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	per share	Terms (Years)	Value
Outstanding at March 30, 2019	182,366	$6.15	8.4	$—
Granted	73,880	4.98	9.2
Forfeited / Expired	(15,488)	5.13
Outstanding at March 28, 2020	240,758	$5.86	7.9	$—
Granted	—	—	—
Forfeited / Expired	—	—
Outstanding at June 27, 2020	240,758	$5.86	7.6	$—

Exercisable at June 27, 2020	111,935	$6.96	6.6	$—

At June 27, 2020 expected to vest in the future	91,964	$4.90	8.5	$—

As of June 27, 2020, there was $364,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.48 years and will be adjusted for subsequent changes in estimated forfeitures. There were 24,693 options that vested during the quarter ended June 27, 2020, and 13,819 options that vested during the quarter ended June 29, 2019. The total fair value of options vested during the quarters ended June 27, 2020 and June 29, 2019 was $105,124 and $53,032 respectively. There were no options exercised in the three-month periods ended June 27, 2020 and June 29, 2019. Share based compensation cost related to stock options recognized in operating results for the three months ended June 27, 2020 and June 29, 2019 totaled $68,000 and $51,000, respectively.

Restricted Stock

The Company granted no restricted awards (“RSAs”) during the first quarters of fiscal 2021 and 2020. RSAs are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. As of June 27, 2020, there was $24,000 of total unrecognized compensation cost related to non-vested RSAs. That cost is expected to be recognized over a weighted average period of 0.75 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for RSAs and unrestricted stock awards in operating results for the three months ended June 27, 2020 and June 29, 2019 totaled $8,000 and $44,000, respectively

A summary of the changes in non-vested RSAs outstanding for the three-month period ended June 27, 2020 and the fiscal year ended March 28, 2020 is as follows:

	Shares	Weighted Average Fair Value per share
Non-Vested at March 30, 2019	22,343	$8.40
Granted	10,000	3.97
Vested	(21,009)	8.25
Forfeited or cancelled	(1,334)	12.00
Non-Vested at March 28, 2020	10,000	$3.97
Vested	—	—
Forfeited or cancelled	—	—
Non-Vested at June 27, 2020	10,000	$3.97

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

The table below presents information for the two reportable segments:

		Three Month Periods Ended			Three Month Periods Ended
(In thousands)	At June 27, 2020	June 27, 2020	June 27, 2020	At June 29, 2019	June 29, 2019	June 29, 2019
	Assets	Net Sales	Net Income	Assets	Net Sales	Net Income
			(Loss)			(Loss)
Giga-tronics Division	$6,319	$1,109	$(813)	$5,421	$1,916	$(547)
Microsource	3,235	2,439	885	2,478	1,582	562
Total	$9,554	$3,548	$72	$7,899	$3,498	$15

During the first quarter of fiscal 2021, one customer accounted for 54% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 28% and was included in the Giga-tronics Division. During the first quarter of fiscal 2020, one customer accounted for 50% of the Company’s consolidated revenues and was included in the Giga-tronics Division. A second customer accounted for 39% and was included in the Microsource segment.

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

The Company recorded no income tax expense for the three months ended June 27, 2020 and June 29, 2019. The effective tax rate for the three months ended June 27, 2020 and June 29, 2019 was 0% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of June 27, 2020, the Company had recorded $132,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(14)        Warranty Obligations

The Company records a liability in cost of goods and services for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

(In thousands)	Three Months Ended June 27, 2020	Three Months Ended June 29, 2019
Balance at beginning of period	$34	$104
Provision, net	3	12
Warranty costs incurred	—	(3)
Balance at end of period	$37	$113

(15)       Preferred Stock and Warrants

Series E Senior Convertible Voting Perpetual Preferred Stock

On March 28, 2018, the Company issued and sold 42,800 shares of a newly designated series of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock (“Series E Shares”) to approximately 15 investors in a private placement for gross proceeds of approximately $1.095 million. Net proceeds to the Company after fees and expenses were approximately $1.0 million. During the 2019 fiscal year, the Company issued and sold an additional 56,200 Series E Shares resulting in additional gross proceeds of $1,405,000 or approximately $1.2 million after fees and expenses of approximately $212,000.

Holders of Series E Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannual in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the 10 day volume weighted average price of the common stock. The deemed dividend is reflected on the face of the income statement as a decrease in net income to arrive at net income attributable to common shareholders.

Series E Exchange

The Company completed a private exchange offer on November 7, 2019, issuing an aggregate of 896,636 shares of common stock in exchange for 88,600 shares of Series E Preferred Stock and the unpaid dividends accrued thereon. The shares of common stock issued in the exchange were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933 (the “Securities Act”), though other exemptions may be available.

During the three months ended June 27, 2020, no additional Series E Shares were issued.

The table below presents information as of June 27, 2020 and March 28, 2020:

Preferred Stock
	Shares	Shares	Shares	Liquidation Preference
	Designated	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,245.13	$2,136
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	100,000.00	100,000.00	9,200.00	345
Total at June 27, 2020 and March 28, 2020	119,500.00	118,533.51	26,981.64	$3,712

 (16)        COVID-19 (Coronavirus)

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and in March 2020 classified the outbreak as a pandemic. In March 2020, the President of the United States and the Governor of California declared a state of emergency, based on the rapid increase in COVID-19 cases including in California. In response to the COVID-19 pandemic, the Company has implemented a number of measures intended to ensure the safety of personnel and the continuity of operations. Following a mandated shut down in March 2020, the Company was designated as an essential business and has largely returned to “business as usual,” though it continues to implement and follow the protective measures described above.

The COVID-19 pandemic has caused significant disruptions to the global, national and local economy. The overall economic and other impacts of the COVID-19 pandemic in the areas in which the Company and its customers and suppliers operates is not known and cannot be predicted at this time. While the disruption is currently expected to be temporary, there is uncertainty about the duration and the total economic impact. If this situation is prolonged, the pandemic could cause additional delays and could have a short- or long-term adverse impact, possibly material, on the Company’s future financial condition, liquidity, and results of operations.

 (17)        Subsequent Events

None.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this report including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "intends" and words of similar import, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those listed in Giga-tronics’ Annual Report on Form 10-K for the fiscal year ended March 28, 2020 Part I, under the heading “Risk Factors”, and Part II, under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Overview and Refocusing of Giga-tronics

We manufacture specialized electronics equipment for use in both military test and airborne operational applications. Our operations consist of two business segments, those of our wholly owned subsidiary, Microsource, and those of our Giga-tronics Division.

Microsource

Microsource’s primary business is the design of custom microwave products and the production of microwave components using chip and wire assembly methods. Microsource offers a line of tunable, synthesized Band Reject Filters for solving interference problems in RADAR/EW applications. Electronic attack systems onboard high-performance fighter jets often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR. Our high-speed, tunable notch filters can quickly block interference from both continuous wave and wide bandwidth emissions. Using proprietary driver and phase lock technology, our filters offer tuning speeds that are up to ten times faster than traditional filter designs. We custom design these filters specifically for each application.

Microsource’s revenues have grown over time as prime contractors have begun to upgrade the RADAR systems of an increasing variety of aircraft. Initially Microsource supplied filters for one fighter jet, the F/A-18E. During our 2014 fiscal year, the prime contractor added a second aircraft, the F-15. Additionally, during our 2017 fiscal year, a second prime contractor began to upgrade a third aircraft, the F-16. As a result, Microsource’s revenue was $8.2 million for our fiscal year ended March 28, 2020 as we delivered filters for approximately 100 aircrafts. We believe there are over 3,000 potential domestic and foreign F-15, F-16 and F-18 aircraft that have not been upgraded. Microsource is a sole-source supplier of filters for these three fighter jets and we expect that the business will continue to be a significant source of our future revenue.

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

Our goal is to become a leading supplier of test solutions for evaluating defense RADAR and EW systems. The same digital technology that has revolutionized commercial communications, consumer and automotive electronics is now being applied to advanced RADAR and EW systems. This shift in technology limits the effectiveness of traditional test solutions that are unable to actively interact with the RADAR and EW systems being tested. In contrast to traditional test systems, we specifically architected the Giga-tronics testing platform like a RADAR to offer sophisticated control and real-time behavior that supports active interaction with the devices under test. To our knowledge, no other RADAR/EW test system offers real time responses and closed loop behavior in the same manner as our technology.

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

Significant Orders

Both Microsource and the Giga-tronics Division have historically received a limited number of large customer orders periodically. The timing of orders is sporadic and difficult to predict, and any achievement of associated milestones, can cause significant differences in orders received, backlog, sales, deferred revenue, inventory and cash flow when comparing one fiscal period to another. Below is a review of certain previously received significant orders:

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

In March 2020, the Giga-tronics Division received a $1.5 million order from the United States Navy for mission critical upgrade kits to existing fielded Radar Threat Generation Systems. Approximately $752,000 was recognized as revenue in fiscal 2020 and approximately $708,000 was recognized as revenue in the first quarter of fiscal 2021 for a total to date of $1.46 million recognized as revenue.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 28, 2020 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended June 27, 2020, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

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

Results of Operations

New orders received by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	% change
Giga-tronics Division	$325	$192	69%
Microsource	106	3,764	(97)%
Total	$431	$3,956	(89)%

New orders received in the first quarter of fiscal 2021 decreased to $431,000 from $3,956,000 received in the first quarter of fiscal 2020. The Giga-tronics Division had a minimal increase in the first quarter of fiscal 2021. The Microsource business unit experienced a 97% decrease in orders in the first quarter of fiscal 2021 which was attributable to significant RADAR filters orders received in the comparable prior year period. The timing of receipt of expected large RADAR filter contracts varies from period to period.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	June 27, 2020	June 29, 2019	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$115	$518	(78)%
Microsource	3,521	6,628	(47)%
Total	$3,636	$7,146	(49)%

Backlog at the end of the first quarter of fiscal 2021 decreased 49% compared to the prior year. Giga-tronics Division backlog at June 27, 2020 was $115,000, a 78% decrease from the comparable prior year date due to revenue recognition associated with a U.S. Navy order service contract during the first quarter of fiscal 2021 and the absence of significant new orders to offset the reduction. Microsource saw a 47% decrease in backlog in the first quarter of fiscal 2021 which was primarily due the revenue recognition associated with certain Microsource YIG filter contracts and the absence of significant new orders to offset the reduction. Backlog amounts for fiscal years 2021 and 2020 reflect the impact of adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”), in which the Company recognizes revenue for certain contracts as it incurs costs and production service activities, as opposed to when completed units are delivered.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	% Change
Giga-tronics Division	$1,109	$1,916	(42)%
Microsource	2,439	1,582	54%
Total	$3,548	$3,498	1%

Fiscal 2021 first quarter net sales were $3.5 million, a 1% increase as compared to $3.5 million for the first quarter of fiscal 2020. Microsource reported an increase of $857,000 in service revenues for the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020, due primarily to the effect of ASC 606, which was substantially offset by a $807,000 decrease in Giga-tronics division sales due to the higher value U.S. Navy TEmS system shipment in the comparable prior year.

Gross profit was as follows for the periods shown:

GROSS PROFIT
	Three Month Periods Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	% change
Total	$1,514	$1,530	(1)%

Gross profit remained relatively flat in the first quarter of fiscal 2021 at $1,514,000 compared to $1,530,000 in the first quarter of fiscal 2020. The consistent gross profit was mainly due to both sales and cost of goods and services remaining relatively flat for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	% change
Engineering	$437	$355	23%
Selling, general and administrative	969	1,047	(7)%
Total	$1,406	$1,402	0%

Total operating expenses remained relatively even in the first quarter of fiscal 2021 with the first quarter of fiscal 2020. Engineering expenses increased $82,000 in the first quarter of fiscal 2021 versus with comparable prior year period, primarily due to an increase in Research and Development (“R&D”) personnel and additional R&D expenditures in connection with the development efforts of EW/RADAR test products in both the Dublin and New Hampshire facilities. Selling, general and administrative expenses decreased by $78,000 primarily due to a decrease in headcount and personnel related expenses.

Interest Expense

Net interest expense in the first quarter of fiscal 2021 was $33,000, a decrease of $43,000 over the first fiscal quarter of fiscal 2020. Interest expense decreased primarily due to a reduction in the accretion of the PFG loan discount which went to zero in the first quarter of fiscal 2021 compared to $19,000 in the same period of fiscal 2020 as well as from lower outstanding borrowings under the PFG and Western Alliance Bank loan agreements.

Net Income

Net income for the first quarter of fiscal 2021 was $72,000 compared to $15,000 recorded in the first quarter of fiscal 2020. The increase in first quarter fiscal 2021 net income was primarily due to the minor increase in net sales and lower net interest expense.

Financial Condition and Liquidity

	Period Ended
	June 27, 2020	March 28, 2020
Cash and cash equivalents	$642	$657
Total current assets	7,806	7,059
Total current liabilities	3,990	3,372
Working capital	$3,816	$3,687
Current ratio	1.96	2.09

As of June 27, 2020, the Company had $642,000 in cash and cash equivalents, compared to $657,000 as of March 28, 2020. The Company had working capital of $3.8 million at June 27, 2020 compared to $3.7 million at March 28, 2020. The current ratio (current assets divided by current liabilities) at June 27, 2020 was 1.96 compared to 2.09 at March 28, 2020. The increase in working capital during the first quarter of fiscal 2021 was primarily due to the PPP Loan proceeds ($786,200) which was partially offset by PFG loan repayments and lease principal payments.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

	Three Months Ended
	June 27, 2020	June 29, 2019
Net cash used in operating activities	$(439)	$(181)
Net cash used in investing activities	—	(22)
Net cash provided by financing activities	$424	$335

Cash Flows from Operating Activities

Cash used by operating activities during the three months ended June 27, 2020 was $439,000. Net cash used in operating activities during this period was primarily attributable to changes in our operating assets and liabilities accounts of $598,000, partially offset by our net income, other non-cash charges of $42,000 for depreciation and amortization and $76,000 for share-based compensation.

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

Cash Flows from Investing Activities

Cash used in investing activities for the three-month period ended June 27, 2020 was zero.

Cash used in investing activities for the three-month period ended June 29, 2019 was $22,000 which was primarily attributable to the acquisition of engineering equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three-month period ended June 27, 2020 was $424,000, primarily due to proceeds from the PPP Loan, partially offset by principal payments on the PFG Loan and leases.

Cash provided by financing activities for the three-month period ended June 29, 2019 was $335,000, primarily due to proceeds from the Company’s borrowings under the Western Alliance Bank arrangement.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined by the SEC as a numerical measure of a company’s historical or future performance, financial position or cash flows that includes or excludes amounts from the most directly comparable measure under GAAP. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Users of this financial information should consider the types of events and transactions that are excluded from these measures.

We measure our operating performance in part based on EBITDA which is a non-GAAP financial measure that is commonly used but is not a recognized accounting term under GAAP. We use EBITDA to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, and to plan and evaluate operating budgets. We believe that our measure of EBITDA provides useful information to the public regarding our operating performance and ability to service debt and fund capital expenditures and may help our investors understand and compare our results to other companies that have different financing, capital and tax structures. Other companies may calculate their measures of comparative measures. EBITDA should not be considered in isolation or as a substitute for, but instead as a supplemental to, income from operations, net income, cash flows from operating activities, or other income or cash flow data prepared in accordance with GAAP.

We define EBITDA as earnings before income taxes, net interest expense, net other income or expense, share based compensation and depreciation and amortization expense. In the following reconciliation, we provide amounts as reflected in our accompanying condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net income to EBITDA is as follows (in thousands):

	Three Month Periods Ended
	June 27,	June 29,
	2020	2019
Net income	$75	$52
Deemed dividend on Series E shares	(3)	(37)
Net income attributable to common shareholders	$72	$15
Adjustments:
Depreciation and amortization	42	47
Amortization of demo equipment	26	34
Stock-based compensation	76	95
Interest and dividends	36	113
EBITDA	$252	$304

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4  – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 27, 2020, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1  – LEGAL PROCEEDINGS

As of June 27, 2020, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A – RISK FACTORS

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 6, 2020	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2020	/s/ Lutz P. Henckels
Lutz P. Henckels
Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)

Date:	August 6, 2020	/s/ Traci K. Mitchell
Traci K. Mitchell
Corporate Controller (Principal Accounting Officer)