Form 10-Q
period 2020-09-26
GIGA TRONICS INC
filed 2020-11-05
CIK 719274

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 26, 2020

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

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

Yes ☐     No ☒

There were 2,635,856 shares of the Registrant’s Common Stock outstanding as of October 26, 2020.

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s ability to obtain and maintain necessary capital to finance its operations; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) the results of pending or threatened litigation; (4) risks related to customers’ credit worthiness/profiles; (5) changes in the Company’s credit profile and its ability to borrow; (6) a potential decline in demand for certain of the Company’s products; (7) potential product liability claims; (8) the potential loss of key personnel; (9) U.S. and international economic conditions and (10) the COVID-19 pandemic, including the effects of governmental responses to the pandemic. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 28, 2020 for further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	September 26, 2020	March 28, 2020*
Assets
Current assets:
Cash and cash-equivalents	$405	$657
Trade accounts receivable, net of allowance of $8 and $8, respectively	1,021	932
Inventories, net	3,166	3,261
Prepaid expenses and other current assets	2,438	2,209
Total current assets	7,030	7,059
Property and equipment, net	458	508
Right of use asset	1,027	1,183
Other long-term assets	176	176
Total assets	$8,691	$8,926
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,030	$803
Loans payable, net of discounts and issuance costs	1,490	1,320
Accrued payroll and benefits	398	300
Deferred revenue	—	159
Lease obligations	430	426
Other current liabilities	330	364
Total current liabilities	3,678	3,372
Other non-current liabilities	60	119
Long term obligations – leases	916	1,135
Total liabilities	4,654	4,626
Shareholders' equity:
Preferred stock; no par value; Authorized - 1,000,000 shares
Series A convertible- designated 250,000 shares; no shares at September 26, 2020 and March 28, 2020 issued and outstanding	—	—
Series B, C, D convertible - designated 19,500 shares; 17,781.64 shares at September 26, 2020 and 17,781.64 at March 28, 2020 outstanding; (liquidation preference of $3,367 at September 26, 2020 and $3,367 at March 28, 2020)	2,745	2,745
Series E convertible- designated 100,000 shares; 9,200 shares at September 26, 2020 and 9,200 shares at March 28, 2020 outstanding; (liquidation preference of $345 at September 26, 2020 and $345 at March 28, 2020)	177	177
Common stock; no par value; Authorized – 13,333,333 shares; 2,635,856 shares at September 26, 2020 and 2,635,856 shares at March 28, 2020 issued and outstanding	32,094	31,952
Accumulated deficit	(30,979)	(30,574)
Total shareholders' equity	4,037	4,300
Total liabilities and shareholders' equity	$8,691	$8,926

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

* Derived from the audited consolidated financial statements as of and for the fiscal year ended March 28, 2020.

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenue
Goods	$822	$373	$1,931	$2,311
Services	1,870	2,662	4,309	4,222
Total revenue	2,692	3,035	6,240	6,533
Cost of goods and services	1,652	1,787	3,686	3,754
Gross profit	1,040	1,248	2,554	2,779

Operating expenses:
Engineering	554	349	991	704
Selling, general and administrative	926	751	1,895	1,798
Total operating expenses	1,480	1,100	2,886	2,502

Operating income (loss)	(440)	148	(332)	277
Interest expense:
Interest expense, net	(32)	(66)	(65)	(124)
Interest expense from accretion of loan discount	—	—	—	(19)
Total interest expense, net	(32)	(66)	(65)	(143)
Income (loss) before income taxes	(472)	82	(397)	134
Provision for income taxes	2	2	2	2
Net income (loss)	$(474)	$80	$(399)	$132
Deemed dividend on Series E shares	$(3)	$(36)	$(6)	$(73)
Net income (loss) attributable to common shareholders	$(477)	$44	$(405)	$59

Income (loss) per common share - basic	$(0.18)	$0.06	$(0.15)	$0.08
Income (loss) per common share - diluted	$(0.18)	$0.03	$(0.15)	$0.04

Weighted average shares used in per share calculation:
Basic	2,636	780	2,636	780
Diluted	2,636	1,580	2,636	1,580

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 30, 2019	116,934	$4,806	757,367	$25,557	$(28,548)	$1,815
Net income	—	—	—	—	15	15
Share based compensation	—	—	—	95	—	95
Equity issuance for PFG Loan	—	—	167	—	—	—
Restricted stock forfeited	—	—	(1,333)	—	—	—
Series E preferred stock issuance, reclass of offering costs of $2	—	(2)	—	2	—	—
Balance at June 29, 2019	116,934	$4,804	756,201	$25,654	$(28,533)	$1,925
Net income	—	—	—	—	44	44
Share based compensation	—	—	—	67	—	67
Warrant exercises	—	—	81,808	230	—	230
Series E dividends	—	—	33,991	142	—	142
Series E converted to common stock	(600)	(15)	4,000	20	(5)	—
Series B converted to common stock	(752)	(166)	5,012	166	—	—
Balance at September 28, 2019	115,582	$4,623	881,012	$26,279	$(28,494)	$2,408

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 28, 2020	26,982	$2,922	2,635,856	$31,952	$(30,574)	$4,300
Net income	—	—	—	—	72	72
Share based compensation	—	—	—	76	—	76
Balance at June 27, 2020	26,982	$2,922	2,635,856	$32,028	$(30,502)	$4,448
Net income	—	—	—	—	(477)	(477)
Share based compensation	—	—	—	66	—	66
Balance at September 26, 2020	26,982	$2,922	2,635,856	$32,094	$(30,979)	$4,037

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income (loss)	$(405)	$59
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	81	95
Share based compensation	142	162
Accretion of discounts and issuance costs on debt	—	20
Accrued interest and fees on loan payable	(31)	(192)
Change in deferred rent	—	1
Changes in operating assets and liabilities
Trade accounts receivable	(89)	(426)
Inventories	95	(483)
Prepaid expenses and other assets	(229)	(510)
Right of use asset	156	130
Accounts payable	227	765
Accrued payroll and benefits	98	(196)
Deferred revenue	(159)	—
Other current and non-current liabilities	(62)	(12)
Net cash used in operating activities	(176)	(587)

Cash flows from investing activities:
Purchases of property and equipment	(31)	(94)
Net cash used in investing activities	(31)	(94)

Cash flows from financing activities:
Principal payments on leases	(215)	(188)
Proceeds from exercise of warrants	—	230
Proceeds from borrowings, net of issuance costs	1,462	889
Repayments of borrowings	(1,292)	(424)
Net cash (used in) provided by financing activities	(45)	507

Decrease in cash and cash-equivalents	(252)	(174)

Beginning cash and cash-equivalents	657	878
Ending cash and cash-equivalents	$405	$704

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$69	$66

Supplementary disclosure of noncash financing activities:
Cumulative effect of adoption of ASC 842 on right of use assets	$—	$1,361
Cumulative effect of adoption of ASC 842 on deferred rent	$—	$429
Cumulative effect of adoption of ASC 842 on lease liability	$—	1,790
Issuance of dividends in kind	$—	$142

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1)          Organization and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (“Giga-tronics,” “Company” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. Please refer to the Company’s Annual Report on Form 10-K for the year ended March 28, 2020 for a discussion of our significant accounting policies. During the six months ended September 26, 2020, there were no material changes to these policies other than as disclosed below. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the SEC for the year ended March 28, 2020.

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

(2)            Inventories, net

Inventories consisted of the following:

(In thousands)	September 26, 2020	March 28, 2020
Raw materials	$1,008	$890
Work-in-progress	1,822	1,828
Finished goods	175	263
Demonstration inventory	161	280
Total	$3,166	$3,261

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

As of September 26, 2020 and March 28, 2020, the Company’s total outstanding borrowings under the Restated Financing Agreement were $257,846 and $527,468, respectively, and are included in Loans payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheet.

(4)        Term Loan and Warrants

On April 27, 2017, the Company entered into a $1.5 million loan agreement with Partners For Growth (“PFG”), which was funded on April 28, 2017 (the “PFG Loan Agreement”). The PFG Loan Agreement originally provided for interest only payments during the term of the loan with principal and any accrued interest and fees due upon maturity, originally April 27, 2019. The PFG Loan Agreement bears interest at a fixed aggregate rate equal to 16% per annum, of which 9.5% per annum is payable monthly in cash and 6.5% per annum is accrued monthly and due upon maturity. In addition, the Company agreed to pay PFG a cash fee of up to $100,000 on maturity (the “back-end fee”), $76,000 of which was earned on April 27, 2017, and $24,000 of which was earned at the rate of $1,000 per month on the first day of each month thereafter provided any amount of the loan principal was outstanding during any day of the prior month.

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

On January 31, 2020, the Company and PFG further amended the PFG Loan Agreement to, among other things, extend the maturity date from March 1, 2020 to March 1, 2021, to require the Company make a single principal payments of $75,000 on February 1, 2020 and monthly principal payments of $57,700 thereafter until maturity, and to modify and extend the minimum revenue financial covenant through the new maturity date. The PFG Loan Agreement continues to provide for an annual interest rate of 16%, of which 9.5% is payable monthly and 6.5% is deferred until maturity or payoff. Based on the current payment schedule, the remaining balance at maturity would be less than $200,000.

As of September 26, 2020 and March 28, 2020, the Company’s total outstanding loan balances were $446,100 and $792,300, respectively, and are included in Loans payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheet.

(5)         Paycheck Protection Program (the “PPP”) under the CARES Act

On April 23, 2020, the Company borrowed $786,200 from Western Alliance Bank (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The loan has been accounted for as a loan under ASC 470 Debt.

The PPP Loan is evidenced by a promissory note dated April 21, 2020 (the “Promissory Note”), which matures on April 23, 2022 and bears interest at a rate of 1.0% per annum. Principal and interest are payable monthly commencing on November 1, 2020 and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Promissory Note contains other customary terms, including representations, events of defaults and remedies.

A portion of the principal outstanding and accrued interest under the PPP Loan is forgivable by the U.S. Small Business Administration if the Company uses the loan proceeds for certain purposes designated in the CARES Act, including payroll costs (as defined in the CARES Act), rents and utilities during the 24 weeks following the origination of the PPP Loan (“Eligible Purposes”) and otherwise complies with PPP requirements. To obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the PPP Loan, with interest. The Company has used a substantial majority of the PPP Loan proceeds for Eligible Purposes and intends to seek forgiveness for those amounts after the 24 week period, although the Company may take action that could cause some or all of the PPP Loan to become ineligible for forgiveness. However, if any portions of the PPP Loan proceeds are forgiven, any such amounts will be accounted for as a gain under ASC 958-605 which would be shown outside of operating income or loss, since it is not a part of the Company’s ongoing major or central business.

 (6)         Leases

Operating leases

Building - The Company has a non-cancelable operating lease for an office, research and development, engineering, laboratory, storage and/or warehouse uses in Dublin, California for 77 months from April 1, 2017 through August 31, 2023. The Company agreed to pay an aggregate base rent of $2,384,913 for the period of 77 months, with an annual increase of $0.05 per rentable square foot for each subsequent year. The lease provided for rent abatement of $173,079 during the initial five months of the lease term, subject to the Company performing the terms and conditions required under the lease, and certain tenant improvements completed at the landlord’s expense of $358,095.

The Company also has a non-cancelable operating lease for an office it uses for research and development and engineering in Nashua, New Hampshire for 36 months from March 1, 2020 through February 28, 2023. The Company agreed to pay an aggregate base rent of $90,000 for the period of 36 months. This office lease amends and restates in its entirety the Office Lease executed as of December 28, 2018 for the primary purposes of adding additional office space and extending the term from January 31, 2022 to February 28, 2023.

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

Lease costs

For the six months ended:

		September 26,
	Classification	2020
Operating lease costs	Operating expenses	$133
Finance lease:
Amortization of lease asset	Depreciation and amortization	7
Interest on lease liability	Interest expense	—
Total lease costs		$140

Other information:

For the six months ended:
September 26, 2020	Operating leases	Finance leases

Operating cash used for leases	$147	—
Financing cash used for leases	—	$9
Weighted-average remaining lease term (years)	3.21	0.00
Weighted-average discount rate	6.50%	0.00%

Future lease payments as of September 26, 2020 were as follows:

	Operating leases	Finance leases	Total
Remainder 2021	$244	$—	$244
2022	503	—	503
2023	514	—	514
Thereafter	209	—	209
Total future minimum lease payments	1,470	—	1,470
Less: imputed interest	(129)	—	(129)
Present value of lease liabilities	$1,341	$—	$1,341

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

There were no assets measured at fair value on a recurring basis and there were no assets or liabilities measured on a non-recurring basis at September 26, 2020 and March 28, 2020.

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

In addition, on November 8, 2019, the Company completed a private exchange offer in which it issued an aggregate of 896,636 shares of common stock in exchange for 88,600 shares of its Series E preferred shares and the dividends thereon. As a result, 9,200 shares of Series E preferred stock with an aggregate liquidation preference of $345,000 remained outstanding as of September 26, 2020 and March 28, 2020.

On March 11, 2020, the Company entered into Securities Purchase Agreements with two private investors for the sale of a total of 146,668 common shares at the price of $3.75 per share, for aggregate gross proceeds of $550,004. Net proceeds to the Company after fees and expenses of this private placement were $510,000.

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

(10)   Income (Loss) Per Share

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

Shares excluded from the diluted EPS calculation for the six month period ended September 26, 2020 because they would be anti-dilutive are as follows:

September 26,
(In thousands)	2020

Common shares issuable upon exercise of stock options	251
Restricted stock awards	10
Common shares issuable upon conversion of convertible preferred stock	180
Common shares issuable upon exercise of warrants	91

Shares included in the diluted EPS calculation for the six month periods ended September 26, 2020 and September 28, 2019 are as follows:

	September 26,	September 28,
(In thousands except per share data)	2020	2019
Net income (loss)	$(405)	$59

Weighted average basic shares outstanding	2,636	780
Effect of dilutive securities	—	800
Weighted-average dilutive shares	2,636	1,580

Basic earnings per share	$(0.15)	$0.08
Diluted earnings per share	$(0.15)	$0.04

(11)     Share-based Compensation and Employee Benefits Plans

On September 17, 2020, the Company amended its 2018 Equity Incentive Plan to increase the number of shares issuable under the plan by 250,000 shares to 416,667 shares of common stock upon the exercise of options, stock awards and grants. As of September 26, 2020, there were 268,493 shares of common stock available for issuance of additional awards under the 2018 Equity Incentive Plan. No further awards will be issued under the Company’s 2005 Equity Incentive Plan or its 2000 Stock Option Plan, though all awards under the 2005 Equity Incentive Plan that are outstanding continue to be governed by the terms, conditions and procedures set forth in the plan and any applicable award agreement.

Outstanding options generally vest in one or more installments in a four or five-year period and must be exercised while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. All outstanding options have a ten-year life from the date of grant. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of September 26, 2020, no SARs have been granted under any option plan. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Six Month Periods Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Dividend yield	—	—	—	—
Expected volatility	168.81%	103.26%	168.81%	101.97%
Risk-free interest rate	0.34%	1.83%	0.34%	2.25%
Expected term (years)	8.36	8.36	8.36	8.36

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

A summary of the changes in stock options outstanding for the six-month period ended September 26, 2020 and the fiscal year ended March 28, 2020 is as follows:

	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at March 30, 2019	182,366	$6.15	8.4	$—
Granted	73,880	4.98	9.2
Forfeited / Expired	(15,488)	5.13
Outstanding at March 28, 2020	240,758	$5.86	7.9	$—
Granted	10,000	3.85	9.8
Outstanding at September 26, 2020	250,758	$5.78	7.5	$—

Exercisable at September 26, 2020	127,229	$6.70	6.5	$—

At September 26, 2020 expected to vest in the future	88,132	$4.82	8.4	$—

As of September 26, 2020, there was $347,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.37 years. There were 15,294 options and 9,645 options that vested during the quarter ended September 26, 2020 and September 28, 2019, respectively. The total grant date fair value of options vested during the quarters ended September 26, 2020 and September 28, 2019 was $63,000 and $47,000, respectively. There were 39,987 and 23,464 options that vested during the six-month period ended September 26, 2020 and September 28, 2019, respectively. The total grant date fair value of options vested during the six-month period ended September 26, 2020 and September 28, 2019 was $168,000 and $100,000, respectively. No shares were exercised during the three and six-month periods ended September 26, 2020 and September 28, 2019. Share based compensation cost recognized in operating results for the three-month periods ended September 26, 2020 and September 28, 2019 totaled $58,000 and $52,000, respectively. Share based compensation cost recognized in operating results for the six-month periods ended September 26, 2020 and September 28, 2019 totaled $127,000 and $103,000, respectively.

Restricted Stock

The Company granted no restricted awards (“RSAs”) during the second quarter and first half of fiscal 2021 and 2020. RSAs are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures. As of September 26, 2020, there was $16,000 of total unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted average period of 0.50 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for the restricted and unrestricted stock awards during the second quarter and first half of fiscal 2021 was $8,000 and $15,000, respectively. Compensation cost recognized for the restricted and unrestricted stock awards during the second quarter and first half of fiscal 2020 was $15,000 and $59,000, respectively.

A summary of the changes in non-vested RSAs outstanding for the six-month period ended September 26, 2020 and the fiscal year ended March 28, 2020 is as follows:

	Shares	Weighted Average Fair Value per share
Non-Vested at March 30, 2019	22,343	$8.40
Granted	10,000	3.97
Vested	(21,009)	8.25
Forfeited or cancelled	(1,334)	12.00
Non-Vested at March 28, 2020	10,000	$3.97
Vested	—	—
Forfeited or cancelled	—	—
Non-Vested at September 26, 2020	10,000	$3.97

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

The tables below present information for the two reportable segments:

		Three Month Period Ended			Three Month Period Ended
(In thousands)	At Sep. 26, 2020	Sep. 26, 2020		At Sep. 28, 2019	Sep. 28, 2019
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,646	$822	$(1,154)	$5,639	$373	$(979)
Microsource	3,045	1,870	677	3,114	2,662	1,023
Total	$8,691	$2,692	$(477)	$8,753	$3,035	$44

		Six Month Period Ended			Six Month Period Ended
(In thousands)	At Sep. 26, 2020	Sep. 26, 2020		At Sep. 28, 2019	Sep. 28, 2019
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$5,646	$1,931	$(1,967)	$5,639	$2,289	$(1,526)
Microsource	3,045	4,309	1,562	3,114	4,244	1,585
Total	$8,691	$6,240	$(405)	$8,753	$6,533	$59

During the second quarter of fiscal 2021, one customer accounted for approximately 56% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 28% of the Company’s consolidated revenue and was included in the Giga-tronics division. During the second quarter of fiscal 2020, one customer accounted for approximately 57% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 31% of the Company’s consolidated revenue and was also included in the Microsource segment.

During the first half of fiscal 2021, one customer accounted for 55% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 28% of the Company’s consolidated revenue and was included in the Giga-tronics division. During the first half of fiscal 2020, one customer accounted for 47% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second customer accounted for 30% of the Company’s consolidated revenue and was included in the Giga-tronics division.

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

The Company recorded $2,000 and $2,000 income tax expense for the six months ended September 26, 2020 and September 28, 2019, respectively. The effective tax rate for the six months ended September 26, 2020 and September 28, 2019 was 0% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of September 26, 2020, the Company had recorded $132,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(14)        Warranty Obligations

The Company records a liability in cost of goods and services for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

	Three Month Periods Ended		Six Month Periods Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Balance at beginning of period	$37	$113	$34	$104
Provision, net	7	(17)	10	(5)
Warranty costs incurred	—	(4)	—	(7)
Balance at end of period	$44	$92	$44	$92

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

Holders of Series E Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannual in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the preceding 10 day volume weighted average price of the common stock. The deemed dividend is reflected on the face of the income statement as a decrease in net income or increase in the case of net loss to arrive at net income or loss attributable to common shareholders.

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

For the six months ended September 26, 2020, no additional Series E shares were issued.

The table below presents information as of September 26, 2020 and March 28, 2020:

Preferred Stock
	Shares	Shares	Shares	Liquidation Preference
	Designated	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,245.13	$2,136
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	100,000.00	100,000.00	9,200.00	345
Total at September 26, 2020 and March 28, 2020	119,500.00	118,533.51	26,981.64	$3,712

(16)        COVID-19 (Coronavirus)

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and in March 2020 classified the outbreak as a pandemic. In March 2020, the President of the United States and the Governor of California declared a state of emergency, based on the rapid increase in COVID-19 cases including in California. In response to the COVID-19 pandemic, the Company has implemented a number of measures intended to ensure the safety of personnel and the continuity of operations. Following a mandated shut down in March 2020, the Company was designated as an essential business and has largely returned to “business as usual,” though it continues to implement and follow the protective measures described above and includes most of its non-production personnel working remotely.

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

 (17)        Subsequent Events

Shareholder Rights Plan

On October 8, 2020, the Company’s Board of Directors announced the adoption of a Shareholders Rights Plan designed to ensure that all Giga-tronics shareholders would receive fair treatment in any takeover of the Company. The Plan provides for the distribution of one right (“Right”) for each share of common stock outstanding on the record date of October 22, 2020.

The Rights Plan provides that in the event any person becomes the beneficial owner of 15% or more of the outstanding common shares, each Right (other than a Right held by the 15% shareholder) will be exercisable, on and after the close of business on the tenth business day following such event, for the purchase of a number of Giga-tronics common shares (or equivalent securities, such as one-hundredths of the Company’s Series A Junior Participating Preferred Shares) equal to the exercise price (initially $15.00) divided by 25% of the then current fair market value of the common stock.  The Rights Plan further provides that if, on or after the occurrence of such event, the Company is merged into any other corporation or 50% or more of the Company's assets or earning power are sold, each Right (other than a Right held by the 15% shareholder) will be exercisable to purchase a similar number of securities of the acquiring corporation.

The Rights expire on October 22, 2025 (unless previously triggered) and are subject to redemption by the Board of Directors at $0.001 per Right at any time prior to the first date upon which they become exercisable to purchase common shares.

A copy of the Rights Agreement was filed with the SEC as an exhibit to a Form 8-K filed by the Company on October 13, 2020.

Paycheck Protection Program (the “PPP”) under the CARES Act

On October 12, 2020, the Company submitted an application for forgiveness after the 24 week period. The forgiveness process can take up to five months.

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

Microsource’s revenues have grown over time as prime contractors have been upgrading the RADAR systems of an increasing variety of aircraft. Initially Microsource supplied filters for one fighter jet, the F/A-18E. During our 2014 fiscal year, the prime contractor added a second aircraft, the F-15. Additionally, during our 2017 fiscal year, a second prime contractor began to upgrade a third aircraft, the F-16. As a result, Microsource’s revenue was $8.2 million for our fiscal year ended March 28, 2020 as we delivered filters for approximately 100 aircrafts. We believe there are over 3,000 potential domestic and foreign F-15, F-16 and F-18 aircraft that have not been upgraded. Microsource is a sole-source supplier of filters for these three fighter jets and we expect that the business will continue to be a significant source of our future revenue.

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

In February 2018, Microsource received a $1.6 million YIG RADAR filter order from one of our customers. The Company recognized $1.3 million of revenue in fiscal 2019 and recognized the remainder of revenue in fiscal 2020 and fiscal 2021.

In November 2018, Microsource received a $4.5 million YIG RADAR filter order from one of our customers.  The Company recognized revenue in fiscal 2019 and 2020 of $1.1 million and $3.0 million, respectively, and recognized the remaining revenue in fiscal year 2021.

In June 2019, Microsource received two orders totaling $3.7 million from Lockheed Martin and Raytheon. The Company recognized revenue of $2.4 million in fiscal 2020 with respect to these orders and expects to recognize the remainder of the revenue in fiscal 2021.

In September 2019, Microsource received a YIG RADAR filter order totaling $2.7 million from one of our customers. The Company recognized $0.8 million in revenue associated with this order in fiscal 2020 and expects to recognize the remainder of the revenue through fiscal 2023.

In October 2019. Microsource received a YIG RADAR filter order totaling $2.9 million from one of our customers. The Company recognized $610,000 in revenue associated with this order in fiscal 2020 and expects to recognize the remainder of the revenue through fiscal 2022.

In September 2020, Microsource received a $4.96 million YIG RADAR filter order from one of our customers. The Company recognized $317,000 in revenue associated with this order in the second quarter of fiscal 2021 and expects to recognize the remainder of the revenue through fiscal 2022.

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

In March 2020, the Giga-tronics Division received a $1.5 million order from the United States Navy for mission critical upgrade kits to existing fielded Radar Threat Generation Systems. Approximately $752,000 was recognized as revenue in fiscal 2020 and approximately $708,000 was recognized as revenue in the first quarter of fiscal 2021.

In August 2020, the Giga-tronics Division received a $720,000 order in direct support of the United States Navy and the United States Air Force to provide a Test Range Threat Emitter Generation capability for the operational testing of advanced Electronic Warfare (EW) weapons systems and aircrew training on fourth and fifth generation fighter aircrafts. The company recognized the total revenue of this order in the second quarter of fiscal 2021.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 28, 2020 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended September 26, 2020, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

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

Results of Operations

New orders received during the three and six-month periods ended September 26, 2020 and September 28, 2019 by segment are as follows:

NEW ORDERS
	Three Month Periods Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	% change
Giga-tronics Division	$773	$119	550%
Microsource	5,037	2,971	70%
Total	$5,810	$3,090	88%

	Six Month Periods Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	% change
Giga-tronics Division	$1,098	$311	253%
Microsource	5,143	6,735	(24%)
Total	$6,241	$7,046	(11%)

New orders received in the second quarter of fiscal 2021 increased to $5,810,000 from $3,090,000 received in the second quarter of fiscal 2020. Both the Giga-tronics Division and Microsource segment saw increases in orders in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. The increase in Giga-tronics Division during the second quarter of fiscal 2021 was due to the $720,000 order in direct support of the United States Navy and the United States Air Force received in August 2020. The increase in Microsource business unit orders during the second quarter of fiscal 2021 was attributable to the $4.96 million RADAR filters order received in September 2020. The timing of receipt of expected large RADAR filter contracts varies from period to period.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	September 26, 2020	September 28, 2019	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$66	$264	(75%	)
Microsource	6,688	6,937	(4%	)
Total	$6,754	$7,201	(6%	)

Backlog at the end of the second quarter of fiscal 2021 versus the comparable prior year date decreased by 6% primarily due to the timing of RADAR filter orders where revenue recognized reduced backlog more than new orders received. Specifically, the Giga-tronics Division backlog at September 26, 2020 was $66,000, a decrease from the comparable prior year date due to a U.S. Navy engineering service agreement where ongoing services have been provided during the year thereby decreasing the backlog. Microsource saw a 4% decrease in backlog in the second quarter of fiscal 2021 which was attributable to the timing of large RADAR filter orders. Two large filter orders totaling $7.9 million were received during the one year period and $8.3 million of revenue was recognized during this period.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	% change
Giga-tronics Division	$822	$373	120%
Microsource	1,870	2,662	(30%	)
Total	$2,692	$3,035	(11%	)

	Six Month Periods Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	% change
Giga-tronics Division	$1,931	$2,289	(16%	)
Microsource	4,309	4,244	2%
Total	$6,240	$6,533	(4%	)

The Giga-tronics Division net sales for the fiscal quarter ended September 26, 2020 were $822,000, an increase from the comparable prior year quarter due to an order received in direct support of the US Navy and the US Air Force to provide a Test Range Threat Emitter Generation capability for the operational testing of advanced Electronic Warfare (EW) weapons systems and aircrew training on fourth and fifth generation fighter aircrafts.

Net sales for the Microsource segment during the quarter ended September 26, 2020 decreased 30% over the comparable prior year period primarily due to the delay in receiving a large order during the quarter and the resulting inability to recognize associated revenue within the quarter. The timing of receipt of expected large RADAR filter contracts that varies from period to period.

Net sales of the Giga-tronics Division for the first six months of fiscal 2021 were $1.9 million, a 16% decrease as compared to the first six months of fiscal 2020 which was attributable to a large U.S. Navy order booked in fiscal 2019. Net sales for the Microsource segment during the first half of fiscal 2020 over the comparable prior year period remained relatively flat.

Gross profit was as follows for the periods shown:

GROSS PROFIT
	Three Month Periods Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	% change
Total	$1,040	$1,248	(17%	)

	Six Month Periods Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	% change
Total	$2,554	$2,779	(8%	)

Gross profit decreased in the second quarter and first half of fiscal 2021 over the comparable periods of fiscal 2020 primarily due to decreases in sales of 11% in the second quarter of fiscal 2021 and 4% in the first half of fiscal 2021.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	% change
Engineering	$554	$349	59%
Selling, general and administrative	926	751	23%
Total	$1,480	$1,100	35%

	Six Month Periods Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	% change
Engineering	$991	$704	41%
Selling, general and administrative	1,895	1,798	5%
Total	$2,886	$2,502	15%

Operating expenses increased 35% or $380,000 in the second quarter of fiscal 2021 over fiscal 2020 primarily due to an increase in Research and Development (“R&D”) personnel and additional R&D expenditures in connection with the development efforts of EW/RADAR test products in both the Dublin and New Hampshire facilities. Selling, general and administrative expenses increased 23% or $175,000 in part due to increased personnel expenditures as well as an increase in legal expenditures in connection with adopting the Company’s Rights Agreement adopted on October 8, 2020 as well as the preparation of transfer agreements in connection with the sale of both preferred and common shares between shareholders.

Operating expenses increased 15% or $384,000 in the first six months of fiscal 2021 over fiscal 2020. Engineering expenses increased $287,000 and selling, general and administrative expenses increased by $97,000. The increase in engineering expenses was due to increases in both headcount and personnel related expenses as well as an increase in additional R&D expenditures in connection with the development efforts of EW/RADAR test products in both the Dublin and New Hampshire facilities. Selling, general and administrative expenses increased 5% in part due to increased personnel expenditures as well as an increase in legal expenditures in connection with adopting the Company’s Rights Agreement adopted on October 8, 2020 as well as the preparation of transfer agreements in connection with the sale of both preferred and common shares between shareholders.

Interest Expense

Net interest expense in the second quarter of fiscal 2021 was $32,000, a decrease of $34,000 from the second quarter of fiscal 2020. Interest expense decreased primarily due to less interest on the PFG loan as the Company began making monthly principal payments in May 1, 2019, resulting into a reduction of the debt by approximately $1 million.

Net interest expense in the first half of fiscal 2021 was $65,000, a decrease of $58,000 over the first half of fiscal 2020. Interest expense decreased primarily due to less accretion of loan discount and less interest on the PFG loan as the Company began making monthly principal payments in May 1, 2019.

Net Income (Loss)

Net loss for the second quarter of fiscal 2021 was $477,000, compared to net income of $44,000 recorded in the second quarter of fiscal 2020. The increase in net loss during the second quarter of fiscal 2021 was primarily due to lower net sales along with an increase in operating expenses in the second quarter of fiscal 2021 versus the comparable prior year period. Net loss for the first half of fiscal 2021 was $405,000, compared to net income of $59,000 recorded in the first half of fiscal 2020. The increase in net loss was primarily due to the decrease in net sales for the Microsource Segment along with an increase in operating expenses over the comparable prior year period. Additionally, COVID 19 has to a certain extent inhibited our Company’s ability to access our customers in-person and therefore has delayed the timing of orders.

Financial Condition and Liquidity

	Period Ended
	September 26, 2020	March 28, 2020
Cash and cash equivalents	$405	$657
Total current assets	7,030	7,059
Total current liabilities	3,678	3,372
Working capital	$3,352	$3,687
Current ratio	1.91	2.09

As of September 26, 2020, Giga-tronics had $405,000 in cash and cash equivalents, compared to $657,000 as of March 28, 2020. The Company had working capital of $3.4 million at September 26, 2020 compared to $3.7 million at March 28, 2020. The current ratio (current assets divided by current liabilities) at September 26, 2020 was 1.91 compared to 2.09 at March 28, 2020. The decrease in working capital was due primarily to the net loss during the first half of fiscal 2021.

Cash Flows

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows:

	Six Months Ended
	September 26, 2020	September 28, 2019
Net cash (used in) provided by operating activities	$(176)	$(587)
Net cash (used in) provided by investing activities	(31)	(94)
Net cash provided by (used in) financing activities	(45)	507

Cash Flows from Operating Activities

Cash used by operating activities during the six months ended September 26, 2020 was $176,000 and was primarily attributable to the net loss as well as changes in our working capital accounts, partially offset by other non-cash charges of $81,000 for depreciation and amortization and $142,000 for share-based compensation.

Cash used by operating activities during the six months ended September 28, 2019 was $587,000 and was primarily attributable to changes in our working capital accounts, partially offset by other non-cash charges of $95,000 for depreciation and amortization and $162,000 for share-based compensation.

Cash Flows from Investing Activities

Cash used in investing activities for the six-month period ended September 26, 2020 was $31,000, primarily due to purchases of equipment for manufacturing and engineering.

Cash used in investing activities for the six-month period ended September 28, 2019 was $94,000, primarily due to purchases of equipment for manufacturing and engineering.

Cash Flows from Financing Activities

Cash used in financing activities for the six-month period ended September 26, 2020 was $45,000, primarily due to proceeds from financed receivables and the PPP CARES loan of $1.5 million, which was offset by $1.3 million of loan repayments associated with the PFG loan and financed receivables, and $215,000 of capital lease payments.

Cash provided by financing activities for the six-month period ended September 28, 2019 was $507,000, primarily due to proceeds from financed receivables of $899,000 and the exercise of warrants of $230,000 which was partially offset by loan repayments of $375,000 and $188,000 of capital lease payments.

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

The reconciliation of our net income (loss) to EBITDA is as follows (in thousands):

	Three Month Ended		Six Month Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net income (loss)	$(474)	$80	$(399)	$132
Deemed dividend on Series E shares	(3)	(36)	(6)	(73)
Net income attributable to common shareholders	$(477)	$44	$(405)	$59
Adjustments:
Depreciation and amortization	39	48	81	95
Amortization of demo equipment	26	32	52	66
Share-based compensation	66	67	142	162
Interest, tax and dividends	37	104	73	218
EBITDA	$(309)	$295	$(57)	$600

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 26, 2020, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 26, 2020, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 5, 2020	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020	/s/ Lutz P. Henckels
Lutz P. Henckels
Chief Financial Officer, Chief Operating Officer and Director (Principal Financial Officer)

Date:	November 5, 2020	/s/ Traci K. Mitchell
Traci K. Mitchell
Corporate Controller (Principal Accounting Officer)