Form 10-Q
period 2020-12-26
GIGA TRONICS INC
filed 2021-02-04
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 26, 2020

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

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

Yes ☐     No ☒

There were 2,635,856 shares of the Registrant’s Common Stock outstanding as of January 29, 2021.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	December 26, 2020	March 28, 2020*
Assets
Current assets:
Cash and cash-equivalents	$1,348	$657
Trade accounts receivable, net of allowance of $8 and $8, respectively	212	932
Inventories, net	3,136	3,261
Prepaid expenses and other current assets	2,393	2,209
Total current assets	7,089	7,059
Property and equipment, net	456	508
Right of use asset	946	1,183
Other long-term assets	176	176
Total assets	$8,667	$8,926
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,344	$803
Loans payable, net of discounts and issuance costs	273	1,320
Accrued payroll and benefits	515	300
Deferred revenue	—	159
Lease obligations	440	426
Other current liabilities	331	364
Total current liabilities	2,903	3,372
Other non-current liabilities	30	119
Long term lease obligations	804	1,135
Total liabilities	3,737	4,626
Shareholders' equity:
Preferred stock; no par value; Authorized - 1,000,000 shares Series A convertible- designated 250,000 shares; no shares at December 26, 2020 and March 28, 2020 issued and outstanding	—	—
Series B, C, D convertible - designated 19,500 shares; 17,781.64 shares at December 26, 2020 and March 28, 2020 outstanding; (liquidation preference of $3,367 at December 26, 2020 and March 28, 2020)	2,745	2,745
Series E convertible- designated 100,000 shares; 9,200 shares at December 26, 2020 and March 28, 2020 outstanding; (liquidation preference of $345 at December 26, 2020 and March 28, 2020)	177	177
Common stock; no par value; Authorized – 13,333,333 shares; 2,635,856 shares at December 26, 2020 and March 28, 2020 issued and outstanding	32,157	31,952
Accumulated deficit	(30,149)	(30,574)
Total shareholders' equity	4,930	4,300
Total liabilities and shareholders' equity	$8,667	$8,926

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

* Derived from the audited consolidated financial statements as of and for the fiscal year ended March 28, 2020.

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net revenue
Goods	$1,559	$193	$3,490	$2,576
Services	2,525	2,439	6,834	6,589
Total revenue	4,084	2,632	10,324	9,165
Cost of sales	2,527	1,534	6,213	5,288
Gross profit	1,557	1,098	4,111	3,877

Operating expenses:
Engineering	557	393	1,548	1,097
Selling, general and administrative	937	819	2,832	2,617
Total operating expenses	1,494	1,212	4,380	3,714

Operating income (loss)	63	(114)	(269)	163
Gain on extinguishment of PPP Loan	791	—	791	—
Interest expense:
Interest expense, net	(21)	(42)	(85)	(166)
Interest expense from accretion of loan discount	—	—	—	(19)
Total interest expense	(21)	(42)	(85)	(185)
Income (loss) before income taxes	833	(156)	437	(22)
Provision for income taxes	—	—	2	2
Net income (loss)	$833	$(156)	$435	$(24)
Deemed dividend on Series E shares	$(3)	$(18)	$(10)	$(96)
Cumulative dividends on Series E shares	—	(1,240)	—	(1,240)
Net income (loss) attributable to common shareholders	$830	$(1,414)	$425	$(1,360)

Income (loss) per common share - basic	$0.33	$(0.58)	$0.17	$(0.55)
Income (loss) per common share - diluted	$0.28	$(0.58)	$0.14	$(0.55)

Weighted average shares used in per share calculation:
Basic	2,549	2,451	2,549	2,451
Diluted	2,933	2,451	2,933	2,451

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 30, 2019	116,934	$4,806	757,367	$25,557	$(28,548)	$1,815
Net income	—	—	—	—	15	15
Share based compensation	—	—	—	95	—	95
Equity issuance for PFG Loan	—	—	167	—	—	—
Restricted stock forfeited	—	—	(1,333)	—	—	—
Series E preferred stock issuance, reclass of offering costs of $2	—	(2)	—	2	—	—
Balance at June 29, 2019	116,934	$4,804	756,201	$25,654	$(28,533)	$1,925
Net income	—	—	—	—	44	44
Share based compensation	—	—	—	67	—	67
Warrant exercises	—	—	81,808	230	—	230
Series E dividends	—	—	33,991	142	—	142
Series E converted to common stock	(600)	(15)	4,000	20	(5)	—
Series B converted to common stock	(752)	(166)	5,012	166	—	—
Balance at September 28, 2019	115,582	$4,623	881,012	$26,279	$(28,494)	$2,408
Net loss	—	—	—	—	(156)	(156)
Share based compensation	—	—	—	67	—	67
Fractional shares	—		(81)	—	—	—
Warrant exercises	—	—	—	(18)	—	(18)
Series E dividends	—	—	10,636	47	(18)	29
Common stock issuances	—	—	699,333	2,053	—	2,053
Series E converted to common stock	(88,600)	(1,701)	886,000	2,941	(1,240)	—
Balance at December 28, 2019	26,982	$2,922	2,476,900	$31,369	$(29,908)	$4,383

	Preferred Stock		Common Stock		Accumulated
(In thousands except share data)	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 28, 2020	26,982	$2,922	2,635,856	$31,952	$(30,574)	$4,300
Net income	—	—	—	—	72	72
Share based compensation	—	—	—	76	—	76
Balance at June 27, 2020	26,982	$2,922	2,635,856	$32,028	$(30,502)	$4,448
Net loss	—	—	—	—	(477)	(477)
Share based compensation	—	—	—	66	—	66
Balance at September 26, 2020	26,982	$2,922	2,635,856	$32,094	$(30,979)	$4,037
Net income	—	—	—	—	830	830
Share based compensation	—	—	—	63	—	63
Balance at December 26, 2020	26,982	$2,922	2,635,856	$32,157	$(30,149)	$4,930

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019
Cash flows from operating activities:
Net income (loss)	$435	$(24)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	116	140
Share based compensation	205	229
Gain on extinguishment of PPP Loan	(786)	—
Gain on forgiveness of Interest on PPP Loan	(5)	—
Accretion of discounts and issuance costs on debt	—	20
Accrued interest and fees on loan payable	—	(224)
Change in deferred rent	—	1
Changes in operating assets and liabilities
Trade accounts receivable	720	91
Inventories	125	(852)
Prepaid expenses and other assets	(184)	(629)
Right of use asset	237	197
Accounts payable	541	221
Accrued payroll and benefits	215	(74)
Deferred revenue	(159)	218
Other current and non-current liabilities	(127)	(369)
Net cash provided by (used in) operating activities	1,333	(1,055)

Cash flows from investing activities:
Purchases of property and equipment	(64)	(123)
Net cash used in investing activities	(64)	(123)

Cash flows from financing activities:
Principal payments on leases	(317)	(282)
Proceeds from issuance of common stock, net of issuance costs	—	2,053
Proceeds from exercise of warrants	—	211
Proceeds from borrowings, net of issuance costs	1,941	1,051
Repayments of borrowings	(2,202)	(1,489)
Net cash provided by (used in) financing activities	(578)	1,544

Increase in cash and cash-equivalents	691	366

Beginning cash and cash-equivalents	657	878
Ending cash and cash-equivalents	$1,348	$1,244

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$57
Cash paid for interest	$85	$376

Supplementary disclosure of noncash financing activities:
Cumulative effect of adoption of ASC 842 on right of use assets	$—	$1,361
Cumulative effect of adoption of ASC 842 on deferred rent	$—	$429
Cumulative effect of adoption of ASC 842 on lease liability	$—	$1,790
Fair value of dividends in kind	$10	$(190)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Organization and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (“Giga-tronics,” “Company” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. Please refer to the Company’s Annual Report on Form 10-K for the year ended March 28, 2020 for a discussion of our significant accounting policies. During the nine months ended December 26, 2020, there were no material changes to these policies other than as disclosed below. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the SEC for the year ended March 28, 2020.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to guidance for operating leases existing prior to ASC 842. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The Company adopted ASC 842 as of March 31, 2019. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC Topic 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has two long term office leases; however, the New Hampshire lease is deemed immaterial upon adoption of ASC 842. The adoption of ASU 2016-02 on March 31, 2019 resulted in the recognition of right-of-use assets of approximately $1.4 million, lease liabilities for operating leases of approximately $1.8 million and no material impact to the Consolidated Statements of Operations or Cash Flows. See below for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

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

(2)            Inventories, net

Inventories consisted of the following:

(In thousands)	December 26, 2020	March 28, 2020
Raw materials	$1,172	$890
Work-in-progress	1,651	1,828
Finished goods	179	263
Demonstration inventory	134	280
Total	$3,136	$3,261

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

Under the Restated Financing Agreement, interest accrues on outstanding amounts at an annual rate equal to one percent plus the greater of the prime rate or 4.5%. The Company is required to pay certain fees, including an annual facility fee of $14,700, to be paid in two equal semiannual installments. The Company’s obligations under the Restated Financing Agreement are secured by a security interest in substantially all of the assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Restated Financing Agreement has no specified term and may be terminated by either the Company or Western Alliance Bank at any time.

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

As of December 26, 2020 and March 28, 2020, the Company’s total outstanding borrowings under the Restated Financing Agreement were zero and $527,468, respectively, and are included in Loans payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheet.

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

As of December 26, 2020 and March 28, 2020, the Company’s total outstanding loan balances were $273,000 and $792,300, respectively, and are included in Loans payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheet.

At December 26, 2020, the Company did not meet a covenant in the amended PFG Loan Agreement requiring the Company to achieve minimum cumulative revenues of $11 million for the first three quarters of its 2021 fiscal year, which constituted an event of default under the agreement. PFG waived this default in January 2021.

(5)         Paycheck Protection Program (the “PPP”) under the CARES Act

On April 23, 2020, the Company borrowed $786,200 from Western Alliance Bank (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act. The Company accounted for the PPP Loan as a loan under ASC 470 Debt. The PPP Loan had a stated maturity date of April 23, 2022 with interest accruing on the principal balance at the rate of 1.0% per annum, with principal and interest payable monthly commencing on November 1, 2020.

As a result of the Company’s request for loan forgiveness, on November 19, 2020, the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the U.S. Small Business Administration (“SBA”).

The amount of the PPP Loan forgiven by the SBA is accounted as a gain under ASC 470, which refers to the extinguishment guidance in ASC 405, Liabilities: Extinguishment of Liabilities. Under this guidance, debt is extinguished when either of the following conditions is met: the debtor pays the creditor or the debtor is legally released from being the primary obligor by the creditor. The Company was legally released from being the primary obligor when the Company’s application for forgiveness was approved by the SBA. The amount forgiven was recognized in the statement of operations as gain on extinguishment.

(6)         Leases

Operating leases

The Company has a non-cancelable operating lease for an office, research and development, engineering, laboratory, storage and/or warehouse uses in Dublin, California for a term of 77 months from April 1, 2017 through August 31, 2023. The Company agreed to pay rent monthly with an aggregate base rent of $2,384,913 for the period of 77 months, with an annual increase of $0.05 per rentable square foot for each subsequent year. The lease provided for rent abatement of $173,079 during the initial five months of the lease term, subject to the Company performing the terms and conditions required under the lease, and certain tenant improvements completed at the landlord’s expense of $358,095.

The Company also has a non-cancelable operating lease for an office it uses for research and development and engineering in Nashua, New Hampshire for 36 months from March 1, 2020 through February 28, 2023. The Company agreed to pay rent monthly, with an aggregate base rent of $90,000 for the period of 36 months. This office lease amends and restated in its entirety the Office Lease executed as of December 28, 2018 for the primary purposes of adding additional office space and extending the term from January 31, 2022 to February 28, 2023.

Per the terms of the Company’s lease agreements, the Company does not have any residual value guarantees. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate. The Company has elected for facility operating leases to not separate each lease component from its associated non-lease components. The building leases includes variable payments (i.e. common area maintenance) which are charged and paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and liability but reflected in operating expense in the period incurred.

Lease costs

For the nine months ended (in thousands):

		December 26,
	Classification	2020
Operating lease costs	Operating expenses	$398
Total lease costs		$398

Other information (in thousands except weighted average amounts):

For the nine months ended December 26, 2020	Operating leases

Operating cash used for leases	$440
Financing cash used for leases	—
Weighted-average remaining lease term (years)	3.21
Weighted-average discount rate	6.50%

Future lease payments as of December 26, 2020 were as follows (in thousands):

Operating leases
Remainder 2021	$122
2022	503
2023	514
Thereafter	214
Total future minimum lease payments	1,353
Less: imputed interest	(109)
Present value of lease liabilities	$1,244

 (7)     Sale of Common Stock

On November 8, 2019, the Company completed an underwritten public offering of 699,333 shares of its common stock at $3.75 per share. The net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses were approximately $2.1 million. The Company’s use of the net proceeds was for general corporate purposes, which included the repayment of debt. In connection with the offering, the Company granted the underwriter a warrant to purchase 20,980 shares of common stock at the price of $4.50 per share. The warrant is immediately exercisable and has a five-year term.

In addition, on November 8, 2019, the Company completed a private exchange offer in which it issued an aggregate of 896,636 shares of common stock in exchange for 88,600 shares of its Series E preferred shares and the dividends thereon. As a result, 9,200 shares of Series E preferred stock with an aggregate liquidation preference of $345,000 remained outstanding as of December 26, 2020 and March 28, 2020.

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

(9)      Shareholder Rights Plan

On October 12, 2020, the Company adopted a shareholder rights plan by entering into a Rights Agreement with American Stock Transfer & Trust Company, LLC (the “Rights Plan”). The Rights Plan is designed to ensure that all of the Company’s shareholders would receive fair treatment in any takeover of the Company. The Company implemented the Rights Plan by issuing one purchase right (a “Right”) for each share of common stock outstanding on the record date of October 22, 2020.

The Rights Agreement provides that in the event any person becomes the beneficial owner of 15% or more of the outstanding common shares, each Right (other than any Rights held by the 15% shareholder) will be exercisable, on and after the close of business on the tenth business day following such event, for the purchase of a number of shares of common stock (or equivalent securities, such as one-hundredths of the Company’s Series A Junior Participating Preferred Shares) equal to the exercise price (initially $15.00) divided by 25% of the then current fair market value of the common stock.  The Rights Plan further provides that if, on or after the occurrence of such event, the Company is merged into any other corporation or 50% or more of the Company's assets or earning power are sold, each Right (other than any Rights held by the 15% shareholder) will be exercisable to purchase a similar number of securities of the acquiring corporation.

The Rights expire on October 22, 2025 (unless previously triggered) and are subject to redemption by the Board of Directors at $0.001 per Right at any time prior to the first date upon which they become exercisable to purchase common shares.

(10)   Income Per Share

Basic net income per share (EPS) is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period.

Shares included in the diluted EPS calculation for the three-month and nine-month periods ended December 26, 2020 are as follows:

	Three Month Period Ended	Nine Month Period Ended
	December 26,	December 26,
(In thousands except per share data)	2020	2020
Net income attributable to common shareholders	$830	$425

Weighted average basic shares outstanding	2,549	2,549
Effect of dilutive securities	384	384
Weighted-average dilutive shares	2,933	2,933

Basic earnings per share	$0.33	$0.17
Diluted earnings per share	$0.28	$0.14

Shares excluded from the diluted EPS calculation because they would be anti-dilutive are as follows:

	Three Month Period Ended	Nine Month Period Ended
(In thousands)	December 28,	December 28,
	2019	2019
Common shares issuable upon exercise of stock options	250	250
Restricted stock awards	10	10
Common shares issuable upon conversion of convertible preferred stock	61	61
Common shares issuable upon exercise of warrants	169	169

The stock options, restricted stock, convertible preferred stocks and warrants are not included in the computation of diluted EPS for the three-month and nine-month periods ended December 28, 2019 because the Company reported a net loss and, therefore, the effect of these instruments would be anti-dilutive.

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

Outstanding options generally vest over a period determined by the Company’s board of directors, and must be exercised while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. All outstanding options have a ten-year life from the date of grant. Holders of options may be granted stock appreciation rights (SARs), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the equity incentive plan. As of December 26, 2020, no SARs have been granted under any equity incentive plan. The Company records compensation cost associated with share-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three Month Periods Ended		Nine Month Periods Ended
	December 28, 2020	December 29, 2019	December 28, 2020	December 29, 2019
Expected volatility	—	—	168.81%	101.97%
Risk-free interest rate	—	—	0.39%	2.25%
Expected term (years)	—	—	8.36	8.36

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

A summary of the changes in stock options outstanding for the nine-month period ended December 26, 2020 and the fiscal year ended March 28, 2020 is as follows:

		Weighted Average	Weighted Average Remaining	Aggregate
	Shares	Exercise Price per share	Contractual Terms (Years)	Intrinsic Value
Outstanding at March 30, 2019	182,366	$6.15	8.4	$—
Granted	73,880	4.98	9.2
Forfeited / Expired	(15,488)	5.13
Outstanding at March 28, 2020	240,758	$5.86	7.9	$—
Granted	10,000	3.85	9.6
Outstanding at December 26, 2020	250,758	$5.78	7.2	$—

Exercisable at December 26, 2020	139,904	$6.55	6.4	$—

At December 26, 2020 expected to vest in the future	110,854	$4.80	8.2	$—

As of December 26, 2020, there was $307,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.15 years. There were 12,675 options and 13,240 options that vested during the quarters ended December 26, 2020 and December 28, 2019, respectively. The total grant date fair value of options vested during the quarters ended December 26, 2020 and December 28, 2019 was $53,400 and $61,000 respectively. There were 52,662 and 47,700 options that vested during the nine-month periods ended December 26, 2020 and December 28, 2019, respectively. The total grant date fair value of options vested during the nine-month periods ended December 26, 2020 and December 28, 2019 was $222,000 and $185,000, respectively. No shares were exercised during the three and nine-month periods ended December 26, 2020 and December 28, 2019. Share based compensation cost recognized in operating results for the three-month periods ended December 26, 2020 and December 28, 2019 totaled $55,000 and $56,000, respectively. Share based compensation cost recognized in operating results for the nine-month periods ended December 26, 2020 and December 28, 2019 totaled $182,000 and $159,000, respectively.

Restricted Stock

The Company granted no restricted stock awards during the third quarter and first nine months of fiscal 2021. Restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period net of estimated forfeitures. As of December 26, 2020, there was $8,000 of total unrecognized compensation cost related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 0.25 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for the restricted and unrestricted stock awards during the third quarter and first nine months of fiscal of 2021 was $7,900 and $23,000, respectively. Compensation cost recognized for the restricted and unrestricted stock awards during the third quarter and first nine months of fiscal of 2020 was $9,600 and $70,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the nine-month period ended December 26, 2020 and the fiscal year ended March 28, 2020 is as follows:

	Shares	Weighted Average Fair Value per share
Non-Vested at March 30, 2019	22,343	$8.40
Granted	10,000	3.97
Vested	(21,009)	8.25
Forfeited or cancelled	(1,334)	12.00
Non-Vested at March 28, 2020	10,000	$3.97
Non-Vested at December 26, 2020	10,000	$3.97

(12)      Significant Customer and Industry Segment Information

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

Our Giga-tronics Division designs, manufactures, and markets a family of functional test systems for the RADAR and Electronic Warfare (RADAR/EW) segment of the defense electronics market. Our RADAR/EW test systems are used to evaluate and improve the performance of RADAR systems and EW counter measures, such as jammers. Giga-tronics Division customers include major defense prime contractors, the armed services (primarily in the United States) and research institutes. Currently, 100% of the company’s operating expenses are recorded to the Giga-tronics division.

The tables below present information for the two reportable segments:

		Three Month Period Ended			Three Month Period Ended
(In thousands)	Dec. 26, 2020	Dec. 26, 2020		Dec. 28, 2019	Dec. 28, 2019
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$6,229	$1,559	$(161)	$6,231	$176	$(1,058)
Microsource	2,438	2,525	994	2,952	2,456	902
Total	$8,667	$4,084	$833	$9,183	$2,632	$(156)

		Nine Month Period Ended			Nine Month Period Ended
(In thousands)	Dec. 26, 2020	Dec. 26, 2020		Dec. 28, 2019	Dec. 28, 2019
	Assets	Net Sales	Net Income (Loss)	Assets	Net Sales	Net Income (Loss)
Giga-tronics Division	$6,229	$3,490	$(2,121)	$6,231	$2,465	$(2,511)
Microsource	2,438	6,834	2,556	2,952	6,700	2,487
Total	$8,667	$10,324	$435	$9,183	$9,165	$(24)

During the third quarter of fiscal 2021, three customers accounted for approximately 95% of the Company’s consolidated revenues. One of the customers accounted for 54% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 25% of the Company’s consolidated revenue and was included in the Microsource segment. A third customer accounted for 16% of the Company’s consolidated revenue and was included in the Giga-tronics Division. During the third quarter of fiscal 2020, two customers accounted for approximately 77% of the Company’s consolidated revenues. One of the customers accounted for 45% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 32% of the Company’s consolidated revenue and was included in the Microsource segment.

During the first nine months of fiscal 2021, three customers accounted for approximately 89% of the Company’s consolidated revenues. One of the customers accounted for 55% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second and third customer accounted for a total of 34% of the Company’s consolidated revenue and were included in the Microsource segment and the Giga-tronics Division. During the first nine months of fiscal 2020, three customers accounted for approximately 89% of the Company’s consolidated revenues. One of the customers accounted for 45% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second and third customer accounted for a total of 44% of the Company’s consolidated revenue and were included in the Microsource segment and the Giga-tronics Division.

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

The Company recorded $2,000 in income tax expense for the nine months ended December 26, 2020 and December 28, 2019. The effective tax rate for the nine months ended December 26, 2020 and December 28, 2019 was 0% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of December 26, 2020, the Company had recorded $132,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

(14)        Warranty Obligations

The Company records a provision in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees for product sales.

	Three Month Periods Ended		Nine Month Periods Ended
(In thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Balance at beginning of period	$44	$92	$34	$103
Provision, net	6	(36)	16	(41)
Warranty costs incurred	—	(5)	—	(11)
Balance at end of period	$50	$51	$50	$51

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

Each Series E share is convertible into 6.67 shares of the Company’s common stock. Holders of Series E Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannual in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the 10 day volume weighted average price of the common stock. The deemed dividend is reflected on the face of the income statement as an increase in net loss or a decrease in net income to arrive at net income (loss) attributable to common shareholders.

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

For the nine months ended December 26, 2020, no additional Series E shares were issued.

Series E Exchange

The Company completed a private exchange offer on November 7, 2019, issuing an aggregate of 896,636 shares of common stock in exchange for 88,600 shares of Series E Preferred Stock and the dividends accrued thereon. The shares of common stock issued in the exchange were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, though other exemptions may be available.

Preferred Stock

The table below presents information about the Company’s preferred stock as of December 26, 2020 and March 28, 2020:

	Shares	Shares	Shares	Liquidation Preference
	Designated	Issued	Outstanding	(in thousands)
Series B	10,000.00	9,997.00	9,245.13	$2,136
Series C	3,500.00	3,424.65	3,424.65	500
Series D	6,000.00	5,111.86	5,111.86	731
Series E	100,000.00	100,000.00	9,200.00	345
Total at December 26, 2020 and March 28, 2020	119,500.00	118,533.51	26,981.64	$3,712

(16)        COVID-19 (Coronavirus)

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and in March 2020 classified the outbreak as a pandemic. In March 2020, the President of the United States and the Governor of California declared a state of emergency, based on the rapid increase in COVID-19 cases including in California. In response to the COVID-19 pandemic, the Company has implemented a number of measures intended to ensure the safety of personnel and the continuity of operations. Following California’s initial mandated shut down in March 2020, the Company was designated as an essential business and most of its manufacturing activities have largely returned to pre-pandemic levels though it continues to implement and follow the protective measures described above and includes most of its non-production personnel working remotely.

The COVID-19 pandemic has caused significant disruptions to the global, national, and local economy. The overall economic and other impacts of the COVID-19 pandemic in the areas in which the Company and its customers and suppliers operates is not known and cannot be predicted at this time. Delays in access to customer sites has caused disruptions in our business. While the circumstances relating to the COVID-19 pandemic and governmental responses are expected to be temporary, there is still uncertainty about the duration and the total economic impact. If this situation is prolonged, the pandemic could cause additional delays and could have a short- or long-term adverse impact, possibly material, on the Company’s future financial condition, liquidity, and results of operations.

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

Giga-tronics Division

Our Giga-tronics Division designs, manufactures, and markets a family of functional test systems for the RADAR and Electronic Warfare (RADAR/EW) segment of the defense electronics market. Our RADAR/EW test systems are used to evaluate and improve the performance of RADAR systems and EW counter measures, such as jammers. Giga-tronics Division customers include major defense prime contractors, the armed services (primarily in the United States) and research institutes.

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

Significant Orders

Both Microsource and the Giga-tronics Division have historically received a limited number of large customer orders periodically. The timing of orders is sporadic and difficult to predict, and any achievement of associated milestones, can cause significant differences in orders received, backlog, sales, deferred revenue, inventory, and cash flow when comparing one fiscal period to another. Below is a review of certain previously received significant orders:

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

In October 2019, Microsource received a YIG RADAR filter order totaling $2.9 million from one of our customers. The Company recognized $610,000 in revenue associated with this order in fiscal 2020 and $2.2 million in revenue in the first three quarters of fiscal 2021 and expects to recognize the remainder in the fourth quarter of fiscal 2021.

In September 2020, Microsource received a $4.96 million YIG RADAR filter order from one of our customers. The Company recognized $2.4 million in revenue associated with this order in the first three quarters of fiscal 2021 and expects to recognize the remainder of the revenue through fiscal 2022.

In October 2020, Microsource received a $480,000 order from Raytheon. The Company recognized $63,000 in revenue associated with this order in the third quarter of fiscal 2021 and expects to recognize the remainder of the revenue through fiscal 2023.

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

In August 2020, the Giga-tronics Division received a $720,000 order in direct support of the United States Navy and the United States Air Force to provide a Test Range Threat Emitter Generation capability for the operational testing of advanced Electronic Warfare (EW) weapons systems and aircrew training on fourth and fifth generation fighter aircrafts. The Company recognized the entire revenue from this order in the second quarter of fiscal 2021.

In November 2020, the Giga-tronics Division received two orders totaling $1.5 million for RADAR/EW test systems. The Company recognized the entire revenue from these orders in the third quarter of fiscal 2021.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 28, 2020 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended December 26, 2020, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

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

Results of Operations

New orders received by reportable segment are as follows:

NEW ORDERS BY REPORTABLE SEGMENT
	Three Month Periods Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	% change
Giga-tronics Division	$1,615	$79	1944%
Microsource	506	2,923	(83%)
Total	$2,121	$3,002	(29%)

	Nine Month Periods Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	% change
Giga-tronics Division	$2,713	$390	596%
Microsource	5,649	9,658	(42%)
Total	$8,362	$10,048	(17%)

New orders received in the third quarter of fiscal 2021 decreased to $2.1 million from $3.0 million during the third quarter of fiscal 2020. The Giga-tronics Division received orders totaling $1.6 million for RADAR/EW test systems during the third quarter of fiscal 2021 compared to only $0.1 million in orders during the comparable prior year period. Our Microsource segment experienced a $2.4 million decrease in RADAR filter orders in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 due to lower RADAR filter orders received in fiscal 2021. The timing of receipt of RADAR/EW test product orders and large RADAR filter contracts varies significantly from period to period.

New orders received in the first nine months of fiscal 2021 decreased to $8.4 million from the $10.3 million received in the first nine months of fiscal 2020. The Giga-tronics Division orders received during the first nine months of fiscal 2021 increased by $2.3 million over the comparable prior year period which was primarily due to the $720,000 order in direct support of the US Navy and the US Air Force received in August 2020 as well as two orders totaling $1.5 million for RADAR/EW test systems received in November 2020. The decrease in Microsource business unit orders during the first nine months of fiscal 2021 was attributable to the receipt of fewer RADAR filters orders compared to the same period during fiscal 2020. The timing of receipt of RADAR/EW test systems orders and RADAR filter contracts varies significantly from period to period.

The following table shows order backlog and related information at the end of the respective periods:

BACKLOG
(Dollars in thousands)	December 26, 2020	December 28, 2019	% change
Backlog of unfilled orders at end of period:
Giga-tronics Division	$122	$167	(27%)
Microsource	4,669	7,404	(37%)
Total	$4,791	$7,571	(37%)

Backlog at the end of the third quarter of fiscal 2021 decreased by 37% compared to the prior year period-end. The Giga-tronics Division backlog at December 26, 2020 was $122,000, a decrease of $45,000 from the comparable prior year date which was primarily due to services rendered during fiscal 2021 pursuant to a U.S. Navy engineering service agreement which reduces backlog. Microsource backlog at the end of the third quarter of fiscal 2021 decreased by $2.7 million or 37% from the comparable prior year period-end which was primarily the result of lower RADAR filter orders received during fiscal 2021.

The allocation of net sales was as follows for the periods shown:

ALLOCATION OF NET SALES
	Three Month Periods Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	% change
Giga-tronics Division	$1,559	$176	786%
Microsource	2,525	2,456	3%
Total	$4,084	$2,632	55%

	Nine Month Periods Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	% change
Giga-tronics Division	$3,490	$2,465	42%
Microsource	6,834	6,700	2%
Total	$10,324	$9,165	13%

Fiscal 2021 third quarter net sales were $4.1 million, a 55% increase compared to $2.6 million for the third quarter of fiscal 2020. The Giga-tronics Division net sales for the fiscal quarter ended December 26, 2020 were $1.6 million, an increase of $1.4 million from the comparable prior year quarter due to orders received in direct support of the US Navy and the US Army. The Microsource RADAR filter sales remained relatively flat for the third quarter fiscal 2021 versus the comparable prior year period.

Net sales of the Giga-tronics Division for the first nine months of fiscal 2021 were $3.5 million, a 42% increase as compared to the first nine months of fiscal 2020 which was attributable to the orders received from the U.S. Navy, US Air Force and US Army. Net sales for the Microsource segment during the first nine months of fiscal 2021 over the comparable prior year period remained relatively flat.

Gross profit was as follows for the periods shown:

GROSS PROFIT
	Three Month Periods Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	% change
Gross Profit	$1,557	$1,098	42%

	Nine Month Periods Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	% change
Gross Profit	$4,111	$3,877	6%

Gross profit increased in the third quarter and first nine months of fiscal 2021 over the comparable periods of fiscal 2020 primarily due to the increased sales in both periods of fiscal 2021.

Operating expenses were as follows for the periods shown:

OPERATING EXPENSES
	Three Month Periods Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	% change
Engineering	$557	$393	42%
Selling, general and administrative	937	819	14%
Total	$1,494	$1,212	23%

	Nine Month Periods Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	% change
Engineering	$1,548	$1,097	41%
Selling, general and administrative	2,832	2,617	8%
Total	$4,380	$3,714	18%

Operating expenses increased 23% or $282,000 in the third quarter of fiscal 2021 over fiscal 2020. Engineering expenses increased 42%, primarily due to an increase in development efforts for the EW/RADAR test products in both the Dublin and New Hampshire facilities. Selling, general and administrative expenses increased by 14% primarily due to personnel related expenses as well as an increase in legal expenses for general corporate matters.

Operating expenses increased 18% or $666,000 in the first nine months of fiscal 2021 over fiscal 2020. Engineering expenses increased 41% and selling, general and administrative expenses increased by 8%. The increase in engineering expenses was due to increases in both headcount and personnel related expenses as well as an increase in additional R&D expenditures in connection with the development efforts of EW/RADAR test products in both the Dublin and New Hampshire facilities. Selling, general and administrative expenses increased in part due to increased personnel expenditures as well as an increase in legal expenditures in connection with adopting the Company’s Rights Agreement adopted on October 12, 2020, the documentation of the sale and transfer of preferred and common shares among shareholders and other corporate matters.

Interest Expense and Other

Net interest expense in the third quarter of fiscal 2021 was $21,000, a decrease of $21,000 or 50% over the third quarter of fiscal 2020. Interest expense decreased primarily due to lower interest on the PFG loan as the Company began making monthly principal payments beginning May 1, 2019, resulting in a loan balance of $273,000 at December 26, 2020.

Other income in the third quarter and first nine months of fiscal 2021 included a gain on extinguishment of the PPP loan of $786,000 of principal and $5,000 of interest.

Net interest expense in the first nine months of fiscal 2021 was $85,000, a decrease of $100,000 or 54% over the first nine months of fiscal 2020. Interest expense decreased primarily due to less accretion of loan discount and lower interest on the PFG loan as the Company began making monthly principal payments beginning May 1, 2019.

Net Income (Loss) attributable to Common Shareholders

Net income attributable to common shareholders for the third quarter of fiscal 2021 was $830,000, compared to net loss attributable to common shareholders of $1.4 million recorded in the third quarter of fiscal 2020. The decrease in net loss attributable to common shareholders during the third quarter of fiscal 2021 was primarily due to higher net sales partially offset by an increase in operating expenses in the third quarter of fiscal 2021 over the comparable prior year period. Net income attributable to common shareholders for the first nine months of fiscal 2021 was $435,000, compared to net loss attributable to common shareholders of $1.4 million recorded in the first nine months of fiscal 2020.

The third quarter and first nine months of fiscal 2020 included a conversion of preferred stock into common stock that resulted in the issuance of additional securities and other consideration to induce the conversion. This deemed dividend is reflected on the face of the statement of operations as an increase in net loss to arrive at net loss attributable to common shareholders.

Financial Condition and Liquidity

	Periods Ended
	December 26, 2020	March 28, 2020
Cash and cash equivalents	$1,348	$657
Total current assets	$7,089	$7,059
Total current liabilities	$2,903	$3,372
Working capital	$4,186	$3,687
Current ratio	2.44	2.09

As of December 26, 2020, the Company had $1,348,000 in cash and cash equivalents, compared to $657,000 as of March 28, 2020. The Company had working capital of $4.2 million at December 26, 2020 compared to $3.7 million at March 28, 2020. The current ratio (current assets divided by current liabilities) at December 26, 2020 was 2.44 compared to 2.09 at March 28, 2020. The increase in working capital was due primarily to the cash received from the PPP loan that was subsequently forgiven during the first nine months of fiscal 2021.

Cash Flows

A summary of our net cash provided by (used in) operating activities, investing activities, and financing activities from our condensed consolidated statements of cash flows is as follows:

	Nine Months Ended
	December 26, 2020	December 28, 2019
Net cash (used in) provided by operating activities	$1,333	$(1,055)
Net cash (used in) provided by investing activities	(64)	(123)
Net cash provided by (used in) financing activities	(578)	1,544

 Cash Flows from Operating Activities

Cash provided by operating activities during the nine months ended December 26, 2020 was $1.3 million and was primarily attributable to net income of $435,000 as well as changes in our working capital accounts of $1.4 million and non-cash charges of $116,000 for depreciation and amortization and $205,000 for share-based compensation, which was partially offset by the $786,000 extinguishment of the PPP Loan.

Cash used by operating activities during the nine months ended December 28, 2019 was $1.1 million. Net cash used in operating activities during this period was primarily attributable to changes in our working capital accounts, partially offset by non-cash charges of $140,000 for depreciation and amortization and $229,000 for share-based compensation.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our operating results, amounts of non-cash charges, and the timing of our billings, collections, and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the nine-month period ended December 26, 2020 was $64,000, primarily due to purchases of equipment for manufacturing and engineering.

Cash used in investing activities for the nine-month period ended December 28, 2019 was $123,000, primarily due to purchases of equipment for manufacturing and engineering.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine-month period ended December 26, 2020 was $578,000, primarily due to $2.2 million of loan repayments associated with the PFG loan and financed receivables and $317,000 of capital lease payments partially offset by $1.9 million proceeds from financed receivables and the forgiveness of the PPP loan which is reflected as a non-cash reconciling item to net income.

Net cash provided by financing activities for the nine-month period ended December 28, 2019 was $1.5 million, primarily due to proceeds from the exercise of warrants of $211,000, proceeds from borrowings net of issuance costs of $1.1 million and net proceeds of $2.1 million from the Company’s issuance of common stock, partially offset by $1.5 million of loan repayments on borrowings and $282,000 of capital lease payments.

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

We define EBITDA as earnings before income taxes, net interest expense, net other income, or expense, share based compensation and depreciation and amortization expense. In the following reconciliation, we provide amounts as reflected in our accompanying condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net income (loss) to EBITDA is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Net income (loss)	$833	$(156)	$435	$(24)
Cumulative and deemed dividends on Series E shares	(3)	(1,258)	(10)	(1,336)
Net income (loss) attributable to common shareholders	$830	$(1,414)	$425	$(1,360)
Adjustments:
Depreciation and amortization	35	44	116	140
Amortization of demo equipment	26	32	78	98
Share-based compensation	63	67	205	229
Interest, tax, and dividends	24	1,299	97	1,523
EBITDA	$978	$28	$921	$630

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 26, 2020, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of December 26, 2020, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 4, 2021	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	February 4, 2021	/s/ Lutz P. Henckels
Lutz P. Henckels
Executive Vice President, Chief Financial Officer, Chief Operating Officer and Director
(Principal Financial Officer)

Date:	February 4, 2021	/s/ Traci K. Mitchell
Traci K. Mitchell
Corporate Controller (Principal Accounting Officer)