Form 10-K
period 2021-03-27
GIGA TRONICS INC
filed 2021-06-25
CIK 719274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 27, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED

(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 328-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market
Preferred Share Purchase Rights	n/a

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 26, 2020 was $9,133,271.

There were a total of 2,735,010 shares of the Registrant’s Common Stock outstanding as of June 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the parts indicated:

PART OF FORM 10-K	DOCUMENT
PART III	Registrant’s proxy statement for its 2021 Annual Meeting of Shareholders to be filed no later than 120 days after the close of the fiscal year ended March 27, 2021.

Giga-tronics Incorporated

Annual report on Form 10-K

For the Fiscal Year Ended March 27, 2021

Unless the context otherwise requires, we use the terms “Giga-tronics Incorporated,” “Giga-tronics,” “we,” “us,” “the Company” and “our” in this Annual Report on Form 10-K to refer to Giga-tronics Incorporated and its wholly owned subsidiary. References to our 2021 fiscal year refer to our fiscal year ended March 27, 2021, references to our 2020 fiscal year refer to our fiscal year ended March 28, 2020 and references to our 2022 fiscal year refer to our fiscal year that will end on March 26, 2022.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to certain disclosures contained in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by the use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the U.S. Federal Securities laws.

PART I

ITEM 1. BUSINESS

General

Giga-tronics Incorporated manufactures specialized electronics equipment for use in both military test and airborne operational applications. Our operations consist of two business segments, those of our wholly owned subsidiary, Microsource, Inc. (“Microsource”) and those of our Giga-tronics Division. Our Microsource segment designs and manufactures custom microwave products for military airborne, sea, and ground applications while the Giga-tronics Division designs and manufactures high fidelity signal simulation and recording solutions for RADAR and Electronic Warfare (“EW”) (“RADAR/EW”) test applications.

Giga-tronics was incorporated on March 5, 1980. We acquired Microsource on May 18, 1998.

The Company’s principal executive offices are located at 5990 Gleason Drive, Dublin, California 94568, and our telephone number at that location is (925) 328-4650. Our website address is https://www.gigatronics.com.

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

Microsource

Microsource primarily develops custom microwave products for use in military airborne, sea and ground applications. Microsource’s two largest customers are prime contractors for which we develop and manufacture sophisticated RADAR filters used in fighter aircraft. Revenues from Microsource comprised a majority of our revenues for the fiscal years ended March 27, 2021 and March 28, 2020.

Giga-tronics Division

Our Giga-tronics Division designs, manufactures, and markets a family of functional test products and integrates those test products along with third-party hardware and software to create full test solutions for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test solutions are used to evaluate and improve the performance of RADAR/EW systems. Giga-tronics Division customers include major United States (“U.S.”) defense prime contractors, the U.S. armed services and research institutes.

Products and Markets

Microsource

Microsource’s primary business is the production of Yttrium-Iron-Garnet (“YIG”) based microwave components designed specifically for the intended operational application. Microsource produces a line of tunable, synthesized Band Reject Filters for solving interference problems in RADAR/EW applications as well as low noise oscillators used on shipboard and land-based self-protection systems. Microsource designs components based upon the Company’s proprietary YIG technology, for each customer’s unique requirement, generally at the customer’s expense.

While our YIG technology may be used in a variety of operational applications and as components in microwave instruments and devices, Microsource’s two largest customers are prime contractors for whom we develop, and manufacture RADAR filters used in fighter aircrafts. Microsource serves the market for operational hardware associated with the U.S. Government’s RADAR Modernization Program for prior generation fighter aircrafts (i.e., the F-15D, F-16, and F/A-18E jets) to extend their useful lives. These RADAR filters are designed to withstand the rigors of operating under extreme conditions. Microsource also delivers YIG hardware for shipboard and land-based Close-In-Weapon-Systems (“CIWS”) used to defend against missile attacks.

Our customers require that Microsource be certified to the stringent AS9100D aerospace quality standard. Microsource routinely maintains a top-quality rating as measured quarterly by its customers, and over the years has received multiple “Gold Supplier” awards, as well as a “Supplier of the Year” award from one of our prime customers.

Microsource handles sensitive information and must maintain a certified Cyber-Security program to protect against network intrusion and theft of customer data, as well as loss of its own proprietary information. Our IT infrastructure team is working toward a Cybersecurity Maturity Model Certification Level 3. In addition, test equipment and systems used in the manufacture of our microwave components must be audited periodically by the Department of Defense for continued authorization to operate.

Microsource’s revenues have grown over time as prime contractors began upgrading additional aircraft variants. Initially Microsource supplied filters for one fighter jet, the F/A-18E. During our 2014 fiscal year, the prime contractor added a second aircraft, the F-15D and during our 2017 fiscal year, a second prime contractor added a third aircraft, the F-16. As a result, Microsource’s revenue was $9.4 million for our fiscal year ended March 27, 2021 as we delivered filters for approximately 170 aircrafts. We believe there are over 3,000 potential domestic and foreign F-15D, F-16 and F/A-18E aircrafts that have not been upgraded. Microsource is a sole-source supplier of filters for these three fighter jets, and we expect that the business will continue to be a significant source of our future revenue.

Revenue associated with Microsource’s CIWS components may increase in future years as foreign demand for U.S. missile defense systems grows.

Giga-tronics Division

Our Giga-tronics Division designs, manufactures, and markets a family of functional test systems for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test systems are used to evaluate and improve the performance of RADAR systems and EW counter measures, such as jammers. Giga-tronics Division customers include major U.S. defense prime contractors, the armed services (primarily in the United States) and research institutes.

Our goal is to become a leading supplier of test solutions for evaluating defense RADAR/EW systems. The same digital technology that has revolutionized commercial communications, consumer and automotive electronics is now being applied to advanced RADAR/EW systems. This shift in technology limits the effectiveness of traditional test solutions that are unable to actively interact with the RADAR/EW systems being tested. In contrast to traditional test systems, we specifically architected the Giga-tronics testing platform like a RADAR system to offer sophisticated control and real-time behavior that supports active interaction with the devices being tested. To our knowledge, no other RADAR/EW test system offers real time responses and closed loop behavior in the same manner as our technology.

The Test Challenge

The Giga-tronics RADAR/EW test system enables users to test RADAR/EW systems by simulating multiple, dynamic RADAR/EW signals that a fighter jet experiences in combat situations.

Traditional open loop test systems operate by sending a pre-recorded set of signals to the RADAR/EW system being tested. Thus, these traditional systems are unable to interact with the new adaptive RADAR/EW systems. Therefore, we believe that prime contractors and government test facilities are seeking new test solutions that deliver a closer correlation between laboratory testing and field testing by better simulating the changing and reacting signals that exist in combat situations.

Giga-tronics’ Solution

We designed our Giga-tronics RADAR/EW test system to address this challenge. Our RADAR/EW test system employs a RADAR-like architecture, allowing it to accurately simulate RADAR/EW signals for testing. In addition, our RADAR/EW test system is architected to interact with the system under test by modifying its signals in response to signals generated by the system under test, creating a “closed-loop” testing environment that simulates the behavior of RADAR/EW systems in combat situations. We believe that our Giga-tronics RADAR/EW test system is the first commercial RADAR/EW test system architected to offer this closed-loop behavior, which interacts with the system being tested. This closed-loop design also permits our RADAR/EW test system to digitally record the signals generated during testing for later analysis.

We believe our RADAR/EW test solution offers several competitive advantages:

1.	It is specifically designed for generating realistic RADAR signals for testing purposes.
2.	It is architected to offer real-time, dynamic, closed-loop behavior that can interact with the devices under test for fully evaluating and improving RADAR/EW performance.
3.	It features digital processing hardware and firmware, creating a test solution that may be customized with relative ease compared to traditional test systems.
4.	It is scalable, allowing us to build test systems with multiple channels that scale well both in terms of size and costs compared to traditional systems.
5.	Its size allows for portable operation.

We believe that government test facilities are potentially a significant source of revenue because our solutions are portable and can be mounted in trucks for use on military bases and in remote locations. Test engineers are using our equipment to generate realistic RADAR signals for air-crew training and in-flight evaluation of EW system effectiveness. We have delivered portable threat emulation solutions to both the U.S. Navy and the U.S. Air Force. This portable application represents a market expansion for our threat emulation solution and is expected to be a growth driver in fiscal year 2022.

Sources and Availability of Raw Materials and Components

Substantially all the components required by Giga-tronics to make its assemblies are available from more than one source. We occasionally use sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume. In our opinion, the loss of any sole source arrangement we have would not materially affect our operations. Some suppliers are also competitors of Giga-tronics. In the event a competitor-supplier chooses not to sell its products to us, production delays could occur as we seek new suppliers or re-design components of our products.

Although extended delays in receipt of components from our suppliers could result in longer product delivery schedules for us, we attempt to mitigate this risk by dealing with well-established suppliers and maintaining good relationships with such suppliers.

Proprietary Technology and Intellectual Property

Our competitive position is largely dependent upon our ability to provide performance specifications for our instruments and systems that (a) effectively and reliably meet customers’ needs and (b) selectively surpass competitors’ specifications in competing products. While patents may provide protection of proprietary designs, with the rapid progress of technological development in our industry, such protection is often short-lived. Therefore, although we occasionally pursue patent coverage, we place major emphasis on the development of new products with superior performance specifications and the upgrading of existing products toward this same end.

Our products are primarily based on our own designs, which are derived from our own engineering abilities. If our new product engineering efforts fall behind, our competitive position weakens. Conversely, effective product development greatly enhances our competitive status.

We have maintained four non-provisional patents related to our legacy 2500B parametric signal generator product line, which was not among the legacy product lines that have been sold. These patents describe advanced synthesis techniques and can be extended for use with the Giga-tronics Advanced Signal Generator & Analyzer (“ASGA”) system and to a number of Microsource synthesizer components. In February of 2020, the Company was granted a non-provisional U.S. patent relating to its ASGA system. The patent describes the internal design of the Advanced Signal Generator (“ASG”) and Advanced Signal Analyzer (“ASA”) along with the architecture of how all the components work together to facilitate building multi-channel test systems with reduced size, weight and cost as compared to present solutions. A second non-provisional patent was granted in November of 2020 describing uses of the ASGA system in high channel-count situations. A third non-provisional patent application which was filed in April of 2020 describing how the ASGA achieves its low noise performance is currently pending before the U.S. Patent and Trademark Office.

We are not substantially dependent on trademarks, licenses, or franchises. While we utilize certain software licenses in certain functional aspects for some of our products, such licenses are generally readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

Working Capital Practices

We generally strive to maintain adequate levels of inventory and we generally sell to customers on 30-day payment terms in the U.S. and generally allow more time for our international customers. Typically, we receive payment terms of 30 days from our suppliers. We believe that these practices are consistent with typical industry practices.

Dependence on a Limited Number of Customers

We are a supplier of RADAR filters for fighter jet aircrafts and RADAR/EW testing solutions to various U.S. government defense agencies, as well as to their prime contractors. We anticipate that revenue from U.S. government agencies and their prime contractors will remain the source of substantially all of our revenue in fiscal 2022. U.S. and international defense-related agencies accounted for 100% of net revenue in fiscal 2021 and 99% of net revenue in fiscal 2020. Commercial business accounted for 0% and 1% of net revenue in fiscal 2021 and 2020, respectively.

At the Giga-tronics Division, U.S. defense agencies and their prime contractors accounted for over 99% and commercial business accounted for less than 1% of net revenue in fiscal 2021 and 95% and 5% of net revenue in fiscal 2020, respectively. Microsource reported 100% of net revenue to prime contractors of U.S. defense agencies in fiscal 2021 and fiscal 2020.

During fiscal 2021, two prime contractors in the Microsource segment accounted for 66% of our consolidated revenues. A third customer accounted for 14% of our consolidated revenues during fiscal 2021 and was included in the Giga-tronics Division reporting segment.

During fiscal 2020, two prime contractors in the Microsource segment accounted for 64% of our consolidated revenues. A third customer accounted for 18% of our consolidated revenues during fiscal 2020 and was included in the Giga-tronics Division reporting segment.

We could experience a material adverse effect on our financial stability if there was a significant loss of one of our U.S. defense customers.

Both Microsource and our Giga-tronics Division products are largely dependent on U.S. defense spending and budgets and are subject to expansion and contraction between fiscal year periods. Revenues from Microsource products and services often span several years with deliveries varying between both interim and annual fiscal year periods. Additionally, the Giga-tronics Division’s RADAR/EW testing system is a relatively new product platform with fewer targeted customers and significantly longer sales cycles and greater average selling prices when compared to our prior general-purpose test and measurement equipment product lines. We therefore expect that a major customer in one year may not be a major customer in the following year. Accordingly, our net revenue and earnings may vary significantly from one period to the next and will decline if we are unable to find new customers or cannot increase our business with other existing customers to replace declining net revenue from the previous year’s major customers.

Backlog of Orders

On March 27, 2021, our backlog of unfilled orders was approximately $5.1 million compared to approximately $6.8 million at March 28, 2020. Orders for our products include program orders from prime contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single fiscal quarter may not be indicative of revenue for any period. In addition, effective April 1, 2018, the Company recognizes revenue for certain contracts as it incurs costs, as opposed to when units are delivered and, as a result, our backlog is reduced when revenue is recognized for those orders.

Backlog includes only those customer orders for which a binding agreement exists, a delivery schedule has been agreed upon between us and our customer and, in the case of U.S. government orders, for which funding has been appropriated.

Competition

The Company primarily competes in two different markets: Microsource’s YIG components and Giga-tronics RADAR/EW test systems.

Microsource is a sole source supplier serving the market for filter components associated with the U.S. Government’s RADAR Modernization Program for certain prior generation fighter jet aircrafts (F-15D, F-16 and F/A-18E jets) and for oscillators in shipboard and land-based missile defense systems. Our Microsource segment supplies RADAR filters specifically designed for military aircraft to solve an interference problem created when newer, more powerful RADARs are installed on older aircrafts and also provides oscillators for RADARs used to track incoming missiles. Only a few other companies possess the technical know-how to design and manufacture YIG components of this nature, such as Teledyne and Micro-Lambda Wireless, but we believe the expense of developing and requalifying new components is prohibitive to the point where an existing prime customer would only undertake such an effort if major issues were to arise, such as significant technical deficiencies or our inability to deliver products on time.

Microsource has regularly received a gold-supplier rating from its customers and we believe our sole source position is secure.

The Giga-tronics Division serves the defense electronics market with a microwave test platform used in the evaluation of military RADAR/EW systems. This application represents a niche segment within the broader test equipment market. While this niche market segment of RADAR/EW testing is large enough to be meaningful to Giga-tronics, we believe it is too small to attract larger competitors, such as Keysight, Rohde & Schwarz and National Instruments who, to our knowledge, do not approach these markets with new dedicated solutions.

We have developed a unique architecture to address the RADAR/EW test requirements that are adaptive/cognitive. We believe that testing these new RADAR and jamming (i.e. interference) signals is best solved by a real time, closed loop, dynamic simulation system. We believe our Giga-tronics RADAR/EW architecture presents a paradigm shift providing for a closed loop test capability that to our knowledge is currently unavailable elsewhere. Our competitors often have greater resources in research, development and manufacturing and substantially broader product lines and channels. To compete, we place strong emphasis on maintaining a high degree of technical competence as it relates to the development of new microwave products, are highly selective in establishing technological objectives and focus sales and marketing activities in the selected niche areas that are weakly served or underserved by our competitors. Competitors that make alternative equipment to the Giga-tronics ASGA system include ELCOM (a division of Frequency Electronics Inc.), VIAVI, and EWST (a division of Ultra Electronics Plc). Two larger companies, Northrop Grumman/Amherst and Textron/AAI sell open loop test equipment that competes with the Giga-tronics solutions, though their solutions are much larger in size and have a much higher selling price. We do not believe that either of these suppliers are likely to offer an adaptive closed loop testing system or a solution that can be used on portable platforms on open air ranges, such as our solution.

Sales and Marketing

Microsource and the Giga-tronics Division sell their products primarily direct to U.S. defense agencies and their prime defense contractors. The Company primarily relies on its internal sales teams to identify leads and complete sales. It also engages independent sales representatives who are perceived to have expertise with targeted markets and/or customers.

Product Development

Products manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. Our future success is dependent on our ability to steadily incorporate new functionality and advancements in component technologies into our new products. In fiscal 2021 and fiscal 2020, product development expenses totaled approximately $2.2 million and $1.6 million, respectively.

Our product development activities have historically been funded internally, through product line sales, or through outside equity investment and debt financing. Product development activities are expensed as incurred.

We expect to continue to make significant investments in research and development, the majority of which is focused within the Giga-tronics Division, though we expect some continuing investment in Microsource in order to develop concepts that lead to future customer funded projects and ultimately quantity production. There can be no assurance that future technologies, processes or product developments will not render our current product offerings obsolete or that we will be able to develop and introduce new products or enhancements to existing products that satisfy customer needs in a timely manner or achieve market acceptance. Failure to do so could adversely affect our business.

Manufacturing

The Company assembles and tests Microsource and Giga-tronics Division products at its Dublin, California headquarters facility. Microsource develops and manufactures RADAR filters used in fighter jet aircrafts and low noise oscillators used in CIWS. Our Giga-tronics Division manufactures a family of functional test products and integrates those test products along with third-party hardware and software to create full test solutions for the RADAR/EW segment of the defense electronics market.

Environment

To the best of our knowledge, we are in compliance with all federal, state and local laws and regulations involving the protection of the environment.

Employees

As of March 27, 2021 and March 28, 2020, we employed 42 individuals on a full-time basis. We believe that our future success depends on our ability to attract and retain skilled personnel. Competition for skilled personnel in our markets is competitive. While our size and capital resources constrain our ability to attract and retain employees with cash compensation, we attempt to compensate for this constraint by offering equity awards and opportunities for training and internal promotion. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Information about Foreign Operations

We have limited revenues internationally. We sell to our international customers through a network of foreign technical sales representative organizations. All transactions with our international customers are in U.S. dollars.

Geographic Distribution of Net Revenues by Fiscal Year
(Dollars in thousands)

Category	2021		2020
Domestic	$13,040	100%	$11,635	99%
International	12	0%	133	1%
Total	$13,052	100%	$11,768	100%

ITEM 1A. RISK FACTORS

The outbreak of the novel coronavirus ("COVID-19") pandemic has adversely affected our business activities, financial condition and results of operations and may continue to do so.

The spread of COVID-19 and the resulting “shelter in place” and “stay at home” orders, travel restrictions and other precautions have caused severe disruptions in the U.S. economy, which have disrupted our business and may continue to do so for an undeterminable amount of time. These restrictions and measures and our efforts to act in the best interests of our employees have affected our business and operations by, among other things, causing temporary facility closures, production delays and capacity limitations; requiring modifications to our business processes; limiting our access to customers, and their sites and physical facilities; requiring the implementation of social distancing measures that require changes to existing manufacturing processes; disrupting business travel; and increasing the risk that supply chains may be disrupted. These impacts have caused and may continue to cause delays in the receipt of customer orders, delays in product shipments and decreases in revenue, profitability and cash flows from operations, which have caused and are expected to cause an adverse effect on our results of operations that may be material. With the availability of vaccines, we expect the negative impacts of the pandemic to continue to diminish going forward. However, the potential duration, future trajectory of reported cases and impact of the pandemic on the U.S. economy and on our business are difficult to predict and cannot be estimated with any degree of certainty.

We have significant working capital requirements and have experienced operating losses. If we continue to experience operating losses, it could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon obtaining revenues from sales of our products and raising additional capital from investors to meet our working capital needs. Since 2011, we have relied on a series of sales of our preferred stock and common stock, product line sales and loans to fund our operating cash flow deficits. There is no assurance that we will generate the necessary net income or positive net operating cash flows to meet our working capital requirements and pay our debts as they become due in the future.

We incurred net losses of $393,000 in fiscal 2021 and $687,000 in fiscal 2020. These losses have contributed to an accumulated deficit of $31.0 million as of March 27, 2021. Through March 27, 2021, we have incurred expenditures of approximately $23.0 million for the development of our RADAR/EW system product platform. Although we have shipped RADAR/EW system products to several customers, potential delays in the development of additional product features and upgrades, longer than anticipated sales cycles, or the ability to generate shipments in significant quantities, could contribute to additional future losses and reduced liquidity.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our current operations and to respond to business challenges would be significantly limited. The lack of adequate working capital from any inability to generate positive net cash flow from operations or to raise equity or debt financing could force us to discontinue, delay or suspend R&D, product lines, business segments or otherwise substantially curtail or cease operations and would, therefore, have an adverse effect on our business and financial condition. As a result, we may also be required to further reduce expenses if our RADAR/EW product platform sales goals are not achieved and could, for example, choose to focus solely on our Microsource segment, which we expect to be more predictable and profitable than our Giga-tronics business segment, to generate revenue and cash from operating activities. As part of such a restructuring, management believes the microwave components which the Company developed for the RADAR/EW test systems in the Giga-tronics business segment could be a source of growth for the Microsource segment.

We may require additional capital to support our current operations and this capital may not been readily available.

To support our operations and to bring our RADAR/EW product platform to its full potential, we may need to seek additional working capital; however, there are no assurances that such working capital will be available, or on terms acceptable to us. Our recent history of losses, changes to our product focus and the development of new products makes it difficult to evaluate our current business outlook and future prospects. Accordingly, investors should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies developing new products as we have, in fact, encountered. In particular, there is a significant risk that we will not be able to:

●	implement or execute our current business plan;
●	successfully and timely sell, manufacture and ship our products;
●	raise sufficient funds in the capital markets to carry out our business plan.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our existing capital stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, to the extent we satisfy our working capital needs by incurring additional debt, our operating cash flow may suffer in order to satisfy debt service obligations.

Furthermore, we cannot assure that any necessary financing, if available, would be available on attractive terms. If our financial condition were to worsen and we were unable to attract additional equity or debt financing or enter into other strategic transactions, we could become insolvent or be forced to declare bankruptcy, and we would not be able to execute our growth strategy.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

The timing of our revenues is difficult to predict. Factors that may contribute to these fluctuations include our dependence on the defense industry, a limited number of customers, the nature and length of our sales cycles for our products and services, the duration and delivery schedules within our customer contracts and our ability to timely develop, produce and upgrade our products.

Most of our revenues result from a limited number of relatively large orders that we receive from prime defense contractors and government agencies. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our products are frequently subject to budget constraints (including constraints imposed by governmental agencies), multiple approvals, and unplanned administrative, processing and other delays. Even if we receive a purchase order from a customer, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase, which makes our revenue difficult to forecast. As a result, it is difficult to predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized. For these reasons, our operating results may vary significantly from quarter to quarter. Such unpredictable operating results may adversely impact the trading price of our common stock.

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

Additionally, the loss of any one customer may have a material adverse effect on future operating results and financial condition. Our product backlog also has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance of our products and our ability to collect amounts due under these orders. If any of these events were to occur, actual shipments could be lower than projected shipments and revenues could decline which would have an adverse effect on our operating results and liquidity.

If our reputation or relationships with the U.S. Federal Government or the limited number of defense contractors with whom we work were harmed, our future revenues and cash flows would be adversely affected.

We derive substantially all of our revenue from the U.S. Federal Government, its agencies and several defense contractors that supply them. Approximately $24.8 million of our total combined revenues for the two fiscal years ended March 27, 2021 and March 28, 2020 were derived from contracts with the U.S. Federal Government and its agencies, either directly or through defense contractors with whom we have contracted. Our reputation and relationships with various U.S. government entities and agencies, in particular with the U.S. Department of Defense and the U.S. Navy, and the limited number of defense contractors serving these agencies, are key factors in maintaining and growing these revenues and winning bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

Our failure to comply with a variety of complex procurement rules and regulations could result in delays of sales or shipments or our liability for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting.

We must comply with various laws and regulations relating to the formation, administration and performance of government contracts, which affect how we do business with our customers and may impose added costs on our business. Our customers may also require that we adopt and maintain procedures affecting our operations, such as information security measures. If we experience difficulty or are unable to comply with these requirements, we could face delays in the receipt of orders, production of products and performance of services and sales, or the loss of any of these.

Some U.S. federal statutes and regulations provide for penalties, including automatic debarment based on actions such as violations of the U.S. False Claims Act or the U.S. Foreign Corrupt Practices Act. The suspension or debarment in any particular case may be limited to a facility, contract or subsidiary involved in the violation or could be applied to our entire Company in severe circumstances. Even a narrow scope suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business, financial condition and results of operations.

Our markets involve rapidly changing technology and standards.

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. We believe that our future success will depend in part upon our ability to develop, manufacture and successfully introduce new products and product lines with improved performance capabilities, and to continue to upgrade or enhance our existing products. There can be no assurance that we will successfully complete the development or enhancement of current or future products, or that such products will achieve sufficient market acceptance. The inability to develop new products or enhance existing products in a timely manner and to achieve sustained commercial market acceptance could have a material adverse impact on our operating performance and liquidity.

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

Certain components produced by our suppliers may be discontinued, subject to supply constraints or no longer available to us to produce our products. Such discontinuations or lack of supply could require us to seek replacement components that may take longer and cost more than initially expected to procure, redesign our products for different components and/or delay production of our products unless supplies become available, any of which could lead to delays in product sales and deliveries.

If we fail to maintain satisfactory compliance with quality certifications and classified processing, cybersecurity and control standards, product deliveries may be delayed or cancelled which would adversely impact our business, operating result and financial condition.

Some of our customer contracts require that we maintain quality certifications and classified processing, cybersecurity and control standards. If we were unable to maintain such certifications and standards, our product shipments may be delayed or orders could be delayed or cancelled, any of which would cause us to lose business or brand reputation, resulting in a material adverse effect on our business operating results and financial condition.

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

We could be subject to intellectual property infringement claims as the number of our competitors grows and if our products or the functionality of our products overlap with patents of our competitors. While we do not currently believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. We could incur substantial costs and diversion of management resources defending any infringement claims whether or not such claims are ultimately successful, even if such claims are meritless. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. We may not prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling, we could be required to:

●	pay substantial damages for past, present and future use of the infringing technology;

●	cease manufacture, use or sale of infringing products;

●	discontinue the use of infringing technology;

●	expend significant resources to develop non-infringing technology;

●	pay substantial damages to our customers or end-users to discontinue use or replace infringing technology with non-infringing technology;

●	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all; or

●	relinquish intellectual property rights associated with one or more of our patents claims if such claims are held invalid or otherwise unenforceable.

We face risks related to production delays, delays of customer orders and high selling price of our RADAR/EW testing platform.

Our RADAR/EW testing platform has been our primary product development focus for the last several years, however, delays in completing its initial development, together with early design and manufacturing issues and longer than anticipated sales cycles have contributed to our losses and increased our accumulated deficit as of March 27, 2021. Additionally, the average selling price of our RADAR/EW system is considerably higher than our prior general-purpose test and measurement products, which in turn requires additional internal approvals on the part of the customer and generally leads to longer sales cycles. Our financial condition may also cause potential customers to delay, postpone or decide against placing orders for our products. Continued longer than anticipated sales cycles in future fiscal years, or delays in production and shipping volume quantities, could have a material adverse impact on our operating results and liquidity.

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position may suffer.

Our business plan is predicated on our proprietary technology. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. Our goal is to protect our proprietary rights through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees, consultants and suppliers and limit access to our trade secrets and technology. We cannot provide assurance that the steps we have taken will prevent misappropriation of our technology. Misappropriation of our intellectual property would have an adverse effect on our competitive position, financial condition, and results of operations.

Our competitors have greater resources.

Several of our competitors, including, among others, Northrup Grumman/Amherst, Textron/AAI, Keysight, Rohde & Schwarz and National Instruments have substantially greater research and development, manufacturing, marketing, financial, and technological personnel and managerial resources than us. These resources also make these competitors better able to withstand difficult market conditions than us. We cannot provide assurance that any products developed by these competitors will not gain greater market acceptance than any developed by us.

Business interruptions could delay or prevent our business activities, which could have a material adverse effect on our business, financial condition and results of operations.

Our primary facility and headquarters is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to other natural disasters, epidemics, such as the COVID-19 pandemic, and other events that could disrupt our operations that may be beyond our control. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operating results, cash flows, and success as an overall business.

If we experience a significant cybersecurity attack or disruption in our IT systems, our business, reputation, and operating results could be adversely affected.

We rely on an internal IT system monitored by certain internal employees to maintain our IT systems; maintain financial records; retain sensitive data, such as intellectual property, proprietary business information, and data related to customers, and suppliers; process orders; manage inventory; process shipments to customers; and operate other critical functions. The ongoing maintenance and security of this information is critical to the classified processing and control standards that our suppliers require us to maintain and the success of our business operations and our strategic goals.

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

In addition, our IT systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. Such events could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third-party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. To the extent that such disruptions occur, our customers and suppliers may lose confidence in our solutions and we may lose business or brand reputation, resulting in a material and adverse effect on our business operating results and financial condition.

Risks Related to Investing in Our Securities

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

While our common stock is not subject to the SEC’s penny stock rule, some broker-dealers may nonetheless choose to not allow incoming transfers of our shares from other brokerage accounts or limit your ability to trade shares of our common stock, which could make it more difficult for you to sell your shares, as well as having a material adverse effect on the trading market for our common stock.

Our common stock ranks junior to all of our preferred stock and indebtedness.

As of March 27, 2021, our outstanding preferred shares had an aggregate liquidation preference of $3.7 million and we had an aggregate of $3.6 million in debt and other liabilities including long term lease obligations.

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

As of March 27, 2021, we had 2,635,856 shares of common stock outstanding. In addition, as of that date we had outstanding warrants to acquire 45,599 shares of common stock, options to acquire 374,808 shares of common stock and shares of convertible preferred stock convertible into an aggregate of 179,878 shares of common stock. The issuance of shares of common stock upon the exercise of warrants or options or conversion of preferred stock would dilute the percentage ownership interest of all holders of our common stock, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

The fact that our shareholders, warrant holders and option holders could sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

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

General Risk Factors

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates that affect the financial statements. For example, we are required to make estimates about, among other things, accruals, inventory reserves, revenue and lease accounting as well as other long-lived assets. Due to the inherent nature of these estimates, we may be required to significantly increase or decrease such estimates upon determination of the actual results. Any required adjustments could have a material adverse effect on us, our results of operations and the trading price of our common stock.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Our stock at any time has historically traded on low volume on the OTCQB Market and, previously, on the NASDAQ Capital Market. Market and volume fluctuations may also materially and adversely affect the market price of our common stock.

Shares eligible for future sale may adversely affect the market.

From time to time, our shareholders may decide to sell some or all of their shares of common stock that they currently hold or could acquire upon the conversion of our preferred stock or exercise of warrants or other derivative securities by means of ordinary brokerage transactions in the open market. Any substantial sale of our common stock may have a material adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices along with our marketing, sales, and engineering offices and manufacturing facilities are located in a 23,873 square foot facility in Dublin, California, which we leased on January 5, 2017 and began occupying in April 2017 under a lease agreement which expires in March 2023.

We added a second engineering office located in a 1,200 square foot facility in Nashua, New Hampshire, which we leased on February 1, 2019 under a lease agreement which expires on January 31, 2022. Effective March 1, 2020, we amended and replaced the original lease agreement to increase the Nashua facility to 2,400 square feet and extend the expiration date to February 28, 2023.

We believe that our Dublin and New Hampshire facilities are adequate for our business activities.

ITEM 3.	LEGAL PROCEEDINGS

As of March 27, 2021, the Company had no pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the OTCQB market using the symbol “GIGA”. The number of record holders of our common stock as of March 27, 2021 was approximately 100. A significantly larger number of shareholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without mark-ups, mark-downs, or commission and may not reflect actual transactions.

	Fiscal Quarter			Fiscal Quarter
Quarter	2021	High	Low	2020	High	Low
First Quarter	(3/29 - 6/27)	$4.00	$2.10	(3/31 - 6/29)	$6.00	$4.35
Second Quarter	(6/28 - 9/26)	$4.30	$3.16	(6/30 - 9/28)	$6.75	$4.50
Third Quarter	(9/27 - 12/26)	$4.60	$3.25	(9/29 - 12/28)	$5.25	$3.75
Fourth Quarter	(12/27 - 3/27)	$5.09	$3.34	(12/29 - 3/28)	$4.63	$2.26

We have not paid cash dividends on our common stock in the past and have no current plans to do so in the future, believing our available capital is best used to fund our operations, including product development and enhancements. In addition, in the absence of positive retained earnings, California law permits payment of cash dividends on our common stock only to the extent total assets exceed the sum of total liabilities and the liquidation preference amounts of preferred securities. At March 27, 2021, the Company’s assets were more than this sum by $535,000. Our shares of Series E preferred stock provide for semi-annual 6% cumulative cash dividends based on the original purchase price of $25.00 per share, however we may exercise our right to pay any such dividends in shares of our common stock instead of cash.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available under the Company’s equity compensation plans at March 27, 2021.

	No. of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	348,125	$5.00	144,443

Equity compensation plans not approved by security holders (2)	26,683	4.95	—
Total	374,808	$5.00	144,443

(1)

Does not include warrants issued to purchasers of units consisting of stock and warrants in private placements or to lenders in connection with debt financing. Includes nonqualified options for 19,983 shares repriced from $24.60, $21.30 and $24.75 per share to $4.95 per share, the closing market price on the effective date. Does not include warrants to purchase 24,619 shares of common stock at the price of $3.75 per share and 20,980 shares of common stock at the price of $4.50 per share issued to a placement agent for services in connection with private placement transactions.

(2)

Reflects a special grant of nonqualified options for 26,683 shares of common stock in consideration of employment of an employee and officer on March 28, 2018. The exercise price is $4.95 per share and the vesting schedule is 25% after one year and 1/48th of the original grant each month thereafter for the following 36 months.

Issuer Repurchases

We did not repurchase any of our equity securities during our fiscal years ended March 27, 2021 and March 28, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Giga-tronics manufactures specialized electronic equipment for use in both military test and airborne operational applications. Our operations consist of two business segments, those of our wholly owned subsidiary, Microsource, Inc. and those of our Giga-tronics Division. Our Microsource segment designs and manufactures custom microwave products for military airborne applications while the Giga-tronics Division designs and manufactures real time solutions for RADAR/EW test applications.

Our Microsource subsidiary generates revenue through sole-source production contracts for custom engineered components funded by the U.S. Federal Government. Microsource revenue for fiscal year 2021 was $9.4 million from the delivery of RADAR filters to the F-15D, F-16 and F/A-18E aircrafts. These filters solve an interference problem that occurs between the aircraft’s radar system and the onboard electronic warfare suite when these older aircrafts receive upgraded radar systems. The engineering of each filter variant was funded by the U.S. Government indirectly through each prime contractor, including filters for foreign military sales.

Orders for Microsource components involve production contracts where the period of performance spans multiple years. Microsource has recently received a new customer-funded development contract valued at $726,000 for redesigning an oscillator component used in missile defense systems that is expected to lead to increased volume production in future years.

Opportunities exist for expanding the use of our Microsource RADAR filters by offering to design variants, such as for use in situations where the electronic warfare suite is externally mounted on a pylon rather than onboard the aircraft. Microsource will also pursue development contracts for adapting the Company’s ASGA technology for the benefit of customers who will appreciate faster operation of our RADAR filters, representing a potential source of new revenue as customers upgrade their installed base. In addition, from time-to-time, the Company may pursue adding 3rd party sole-source component revenue though acquisition.

Our Giga-tronics Division participates in the EW test segment with modular microwave up and down converters, real-time Threat Emulation Systems (“TEmS”) and integrated playback and record solutions. The Giga-tronics solutions are architected like a RADAR system but built like a test system. This unique approach differentiates the Company from other suppliers that serve this segment and allows solutions using this technology to provide a better correlation between laboratory tests and actual field results. The platform was specifically designed to address the need for multiple test channels and delivers a product that is smaller, more flexible, easier to use and lower in cost than those previously available.

Orders for Giga-tronics EW test solutions are relatively large, tend to be sporadic and typically involve a long and consultive sales process. Competing against market incumbents has exposed greater than expected challenges in displacing them in laboratory settings. We have achieved limited success to date because existing solutions offer extensive test capability with a record of success built over years of use. These larger and higher cost multi-purpose solutions have become the accepted standard and customers face substantial risk switching to a new solution on a large-scale basis. Consequently, our EW test sales have fallen short of our expectations due to the long time required to establish credibility and grow market share in the laboratory segment.

During fiscal 2021, we moved beyond the laboratory environment and pursued opportunities for open-air range applications for our TEmS solution. Market incumbents on these ranges offer single-purpose solutions because the applications being addressed are less data-intensive and narrower in their requirements compared to those in the laboratory environment. During fiscal 2021, Giga-tronics successfully won sales into applications for air-crew training and air-to-ground missile testing. We believe our initial success in the market for open-air range application results in part because customers only need to compare our accuracy and fidelity against a competing single purpose solution rather than the extensive capability offered by competing laboratory solutions. We believe the Giga-tronics solution is also competitive with incumbent open-air solutions due to its lower price point, smaller size, and relative ease of use. Our early success in applications for air-crew training and air-to-ground missile testing leads us to believe that we can grow our market share faster in this segment compared to laboratory settings. Management expects that additional sales for air-crew training and field testing on ranges throughout the country represent an opportunity for the growth of the Company’s EW test business revenue in fiscal 2022.

COVID-19 Impact

Following the initial impact of the COVID-19 pandemic in early 2020, Giga-tronics was identified early on as an essential business by the Department of Homeland Security due to the importance of our Microsource RADAR filters to the U.S. Department of Defense. The Company restored operations as quickly as feasible while taking the necessary steps to protect our employees from potential harm. Although Giga-tronics experienced a relatively brief shutdown period in late fiscal 2020, the impact was nevertheless significant financially as we had to absorb all of our overhead expenses without any offsetting shipments during that period. During fiscal 2021, Giga-tronics applied for and received a loan of $786,200 from the Small Business Administration (“SBA”) associated with the U.S. Government’s Payroll Protection Program. The loan, including all accrued interest, was subsequently forgiven in November 2020 and was recorded as a gain on extinguishment of debt during our third quarter of fiscal 2021.

The COVID-19 pandemic had a significant impact on our ability to directly interact in person with customers at the end of fiscal 2020 and throughout most of fiscal 2021. Consequently, the progress in demonstrating solutions to customers and increasing awareness of Giga-tronics within the user community was delayed. Furthermore, we were unable to discuss customer needs and how our solutions could solve their problems as the military bases blocked outside personnel from visiting and mandated their own personnel to work from home. In addition, travel restrictions made it difficult for our sales team to visit locations throughout the country due to mandatory quarantine periods.

The pandemic also impacted our supply chain during most of fiscal 2021. Many of our suppliers have indicated similar challenges in keeping their own operations running and management believes there may still be some residual delays in fulfilling orders due to the limited availability of parts and services. We expect this situation to improve throughout fiscal 2022.

While we expect the impact of COVID-19 to be temporary, the disruptions caused have negatively impacted our revenue and results from operations beginning in March of 2020 and throughout most of fiscal year 2021. Looking ahead, we see improved domestic and global economies as the vaccine distribution progresses and reported COVID-19 cases decrease. To the extent that our sales team is better able to interact with and demonstrate our solutions to customers, we anticipate a positive impact on orders for our Giga-tronics EW test solutions in fiscal year 2022.

Results of Operations

For the fiscal year ended March 27, 2021 compared to the fiscal year ended March 28, 2020

New orders by reporting segments are as follows for the fiscal years ended:

New Orders
(Dollars in thousands)

Category	2021	2020	$ Change	% Change
RADAR/EW Test Products	$2,677	$1,869	$808	43%
Legacy Products	164	309	(145)	(47)%
Giga-tronics Division	2,841	2,178	663	30%
Microsource	8,572	9,655	(1,083)	(11)%
Total	$11,413	$11,833	$(420)	(4)%

The RADAR/EW test products orders increased by 43% over the prior year but were still well below our expectations due to the impact of COVID-19 as described above. Microsource orders decreased by 11% primarily due to timing differences of the placement of large orders which typically have scheduled deliveries (and revenue recognition) covering multiple fiscal year periods.

Backlog by reporting segment is as follows for the fiscal years ended:

Backlog
(Dollars in thousands)

Category	2021	2020	$ Change	% Change
RADAR/EW Test Products	$21	$899	$(878)	(98)%
Legacy Products	49	—	49	N/M
Giga-tronics Division	70	899	(829)	(92)%
Microsource	5,045	5,854	(809)	(14)%
Backlog of unfilled orders	$5,115	$6,753	$(1,638)	(24)%

The allocation of net revenue by reporting segment was as follows for the fiscal years shown:

Allocation of Net revenue
(Dollars in thousands)

Category	2021	2020	$ Change	% Change
RADAR/EW Test Products	$3,554	$3,165	$389	12%
Legacy Products	116	356	(240)	(67)%
Giga-tronics Division	3,670	3,521	149	4%
Microsource	9,382	8,247	1,135	14%
Total	$13,052	$11,768	$1,284	11%

Net revenue for fiscal 2021 was $13.1 million, an increase of 11%, compared to $11.8 million for fiscal 2020. The majority of the net revenue increase in fiscal 2021 was attributable to the Microsource Division which increased by $1.1 million or 14% while RADAR/EW test net revenue increased by approximately $389,000 or 12%. The increase in Microsource revenue in fiscal 2021 was primarily due to the impact of the mandated shutdown in March 2020 which caused approximately $800,000 in anticipated revenue for fiscal 2020 to shift to fiscal 2021. The increase in RADAR/EW test revenue was primarily due to new product introductions for military range applications including pilot training and field testing. Although RADAR/EW test revenue increased in fiscal 2021, revenue was lower than initially anticipated due to the impact of the pandemic during fiscal 2021 as described above.

Cost of revenue and Gross profit by reporting segment were as follows for the fiscal years shown:

Cost of revenue and Gross profit
(Dollars in thousands)

Category	2021	% of Revenue	2020	% of Revenue
Giga-tronics Division	$2,058	16%	$1,640	14%
Microsource	6,053	46%	5,540	47%
Total Cost of revenue	$8,111	62%	$7,180	61%

Gross profit	$4,941	38%	$4,588	39%

The cost of revenue for the Giga-tronics Division increased as a percent of revenue in fiscal 2021 to 16% as compared to 14% in fiscal 2020. This increase was primarily due to more third-party digital hardware being sold in fiscal 2021 which typically has lower gross margins compared to microwave hardware produced by Giga-tronics. The cost of revenue for Microsource decreased slightly in fiscal 2021 to 46% due to the higher revenue resulting in increased overhead absorption.

Operating expenses were as follows for the fiscal years shown:

Operating expenses
(Dollars in thousands)

Category	2021	2020	$ Change	% Change
Engineering	$2,153	$1,552	$601	39%
Selling, general and administrative	3,873	3,469	404	12%
Total	$6,026	$5,021	$1,005	20%

Total operating expenses in fiscal 2021 increased 20% to $6.0 million from $5.0 million in fiscal 2020. Engineering expenses increased by $601,000 or 39% during fiscal 2021 compared to fiscal 2020, primarily due to an increase in R&D personnel and consulting costs in connection with the development efforts of RADAR/EW test products in both the Dublin and New Hampshire facilities. Selling, general and administrative expenses increased by 12% or $404,000 primarily due to higher legal and consulting costs as a result of an unsuccessful effort to acquire sole source products for the Microsource segment from a third party along with increased personnel related expenses including higher salaries and incentive compensation.

Interest expense, net and other were as follows for the fiscal years shown:

Interest expense, net and other
(Dollars in thousands)

Category	2021	2020	$ Change	% Change
Gain on extinguishment of PPP Loan	$791	$—	$791	N/M
Interest expense, net	$(97)	$(252)	$155	(62)%
Provision for income taxes	$(2)	$(2)	$—	0%
Deemed dividend on Series E shares	$(14)	$(94)	$80	(85)%
Cumulative dividends on Series E shares	$—	$(1,245)	$1,245	(100)%

The Company received a Payment Protection Program Loan (“PPP Loan”) of $786,200 in April 2020 which was formally forgiven along with corresponding interest of $4,521 in November 2020, which was recorded as a gain on loan extinguishment in fiscal 2021.

Interest expense, net in fiscal 2021 was $97,000, a decrease of $155,000 from fiscal 2020. Interest expense decreased primarily due to lower outstanding borrowings under the term loan during fiscal 2021 as compared to fiscal 2020.

The deemed dividend on the Series E preferred shares was $14,000 in fiscal 2021 as compared to $94,000 in fiscal 2020 due to the conversion of most E-series preferred shares to common shares in fiscal 2021. This conversion also resulted in a one-time, non-cash cumulative dividend on Series E shares of $1.2 million in fiscal 2020.

Liquidity and Capital Resources

Our primary sources of liquidity come from our Financing Agreement with Western Alliance Bank, and our ability to raise capital from investors and lenders. Our near term fixed commitments for cash expenditures are primarily for payments of operating leases and inventory purchase commitments. The Company has incurred losses in the past several years and as a result has had to raise capital in fiscal 2020 as shown below. Also, on April 27, 2021, the Company completed a private placement of 461,538 prefunded warrants for $3.25 per warrant for gross proceeds of $1.5 million – see Item 8. Notes to Consolidated Financial Statements, Note 19 - Subsequent Events.

Based on our current plans, business conditions, including the COVID-19 pandemic, and essential business status of our Microsource subsidiary, we believe that existing cash, our accounts receivable financing agreement with Western Alliance Bank (see section entitled “Financed Receivables” below), and our debt and equity financing capabilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. Refer to Item 1A “Risk Factors” for risk factors concerning the Company, including a risk factor related to the COVID-19 pandemic.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

(Dollars in thousands)	Fiscal Years ended
	March 27, 2021	March 28, 2020
Net cash provided by (used in) operating activities	$359	$(2,359)
Net cash used in investing activities	(94)	(123)
Net cash provided by (used in) financing activities	(186)	2,261
Net increase (decrease) in cash	$79	$(221)

Cash at the end of the year	$736	$657

Our cash balance increased by $79,000 during fiscal 2021 primarily due to cash provided by operating activities of $359,000 which was substantially offset by $186,000 used in financing activities, the majority of which involved the repayment of debt, and $94,000 invested in property and equipment.

Cash Flows from Operating Activities

During fiscal 2021, we generated cash of $359,000 from operating activities, an improvement of $2.7 million, as compared to fiscal 2020. The increase in cash generated by operating activities was primarily the result of the net increases in changes to operating assets and liabilities (due mainly to the decrease in unbilled receivables) and lower comparable net loss primarily due to the PPP Loan forgiveness during fiscal 2021.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Investing Activities

During fiscal 2021, we invested $94,000 for the purchase of property and equipment, a decrease of $29,000 compared to fiscal 2020. We do not expect our purchases of property and equipment to be significantly different in fiscal 2022.

Cash Flows from Financing Activities

During fiscal 2021, we used $186,000 of cash in financing activities, as compared to $2.3 million in cash provided by financing activities during fiscal 2020. The $2.5 million decrease was primarily due to $2.1 million in net proceeds received through an underwritten public offering of our common stock and $510,000 in proceeds received in connection with private placement sales of our common stock during fiscal 2020.

Financed Receivables

On March 11, 2019, the Company entered into an Amended and Restated Business Financing Agreement (“Restated Financing Agreement”) with Western Alliance Bank, as successor to Bridge Bank.

Under the Restated Financing Agreement, Western Alliance Bank may advance up to 85% of the amounts of invoices issued by the Company up to a maximum of $2.5 million in aggregate advances outstanding at any time.

Under the Restated Financing Agreement, interest accrues on outstanding amounts at an annual rate equal to the greater of prime or 4.5% plus one percent. The Company is required to pay certain fees, including an annual facility fee of $14,700 that is paid in two equal semiannual installments. The Company’s obligations under the Restated Financing Agreement are secured by a security interest in substantially all of the assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Restated Financing Agreement has no specified term and may be terminated by either the Company or Western Alliance Bank at any time.

As of March 27, 2021 and March 28, 2020, the Company’s total outstanding borrowings under the Restated Financing Agreement were $683,000 and $527,000, respectively.

Term Loan

On April 27, 2017, the Company entered into a $1.5 million loan agreement with Partners For Growth (“PFG”), which was funded by PFG on April 28, 2017 (“PFG Loan”).

As of March 27, 2021 and March 28, 2020, the Company’s total outstanding loan balances were $0 and $792,300, respectively.

Paycheck Protection Program under the CARES Act

On April 23, 2020, the Company borrowed $786,200 from Western Alliance Bank pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief, and the Economic Security Act ("PPP"). The Company accounted for the PPP Loan as a loan under ASC 470, Debt. The PPP Loan had a stated maturity date of April 23, 2022 with interest accruing on the principal balance at the rate of 1.0% per annum. On November 19, 2020, the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the SBA.

Contractual Obligations

We lease our Dublin, California facility under an operating lease agreement which expires on August 31, 2023 and we also lease equipment under operating leases. Total future minimum lease payments under these leases amount to approximately $1.2 million, of which $473,000 is scheduled to be paid in fiscal 2022.

We lease our Nashua, New Hampshire facility under an amended operating lease agreement which expires February 28, 2023. Total future minimum lease payments under this lease amount to $57,500, of which $30,000 is scheduled to be paid in fiscal 2022.

We lease equipment under capital leases that expires in February 2022. The future minimum lease payments under these leases are approximately $20,000.

We are committed to purchase certain inventory under non-cancelable, non-returnable (“NCNR”) purchase orders. As of March 27, 2021, total NCNR purchase orders were approximately $1.7 million and are scheduled to be delivered to the Company at various dates through March 2022.

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

We measure our operating performance in part based on Adjusted Earnings Before Interest Depreciation and Amortization (“Adjusted EBITDA”) which is a non-GAAP financial measure that is commonly used but is not a recognized accounting term under GAAP. We use Adjusted EBITDA to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, and to plan and evaluate operating budgets. We believe that our measure of Adjusted EBITDA provides useful information to the public regarding our operating performance and ability to service debt and fund capital expenditures and may help our investors understand and compare our results to other companies that have different financing, capital and tax structures. Adjusted EBITDA should not be considered in isolation or as a substitute for, but instead as supplemental to, net income/(loss) from operations, net income/(loss), cash flows from operating activities, or other income or cash flow data prepared in accordance with GAAP.

We define Adjusted EBITDA as earnings before income taxes, net interest expense, share-based compensation and depreciation and amortization expense. In the following reconciliation, we provide amounts as reflected in our accompanying consolidated financial statements unless otherwise noted.

The reconciliation of our net loss to Adjusted EBITDA for the fiscal years ended below is as follows:

Adjusted EBITDA Reconciliation
(Dollars in thousands)	Fiscal Years ended
	March 27, 2021	March 28, 2020
Net loss attributable to common shareholders	$(407)	$(2,026)
Cumulative and deemed dividends on Series E shares	14	1,339
Net loss	$(393)	$(687)
Adjustments:
Depreciation and amortization	253	315
Share-based compensation	354	301
Interest & tax	99	254
Adjusted EBITDA	$313	$183

Critical Accounting Policies

Our discussion and analysis of our financial condition and the results of operations are based upon the consolidated financial statements included in this report and the data used to prepare them. The consolidated financial statements have been prepared in accordance with GAAP and management is required to make judgments, estimates and assumptions in the course of such preparation. The Summary of Significant Accounting Policies included with the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments, estimates and assumptions. We base our judgment and estimates on historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price and (v) recognize revenue when (or as) we satisfy each performance obligation.

We generate revenue through the design, manufacture, and sale of products used in the defense industry to major prime defense contractors, the armed services (primarily in the United States) and research institutes. There is generally one performance obligation in our contracts with our customers. For highly engineered products, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. In these circumstances, the performance obligation is the design and manufacturing service. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation using a cost-to-cost method. Engineering services are also satisfied over time and recognized on a cost-to-cost method. These types of revenue arrangements are typical for our defense contracts within the Microsource segment for its RADAR filter products used in fighter jet aircrafts.

For the sale of standard or minimally customized products, the performance obligation is the series of finished products which are recognized at the points in time the units are transferred to the control of the customer, typically upon shipment. This type of revenue arrangement is typical for our commercial contracts within the Giga-tronics segment for its system products used for testing RADAR/EW systems.

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

Inventories, net

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

Stock Based Compensation

We have a stock incentive plan that provides for the issuance of stock options and restricted stock to employees and directors. We calculate stock-based compensation expense for stock options using a Black-Scholes-Merton option pricing model and record the fair value of stock option and restricted stock awards expected to vest over the requisite service period. In doing so, we make certain key assumptions in making estimates used in the model. Forfeitures are accounted for as they occur. We do not reverse any prior expenses relating to forfeitures that occur. We believe the estimates used, which are presented in the Notes to Consolidated Financial Statements, are appropriate and reasonable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIGA-TRONICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 27, 2021	March 28, 2020
Assets
Current assets:
Cash	$736	$657
Trade accounts receivable, net of allowance of $3 and $8, respectively	801	932
Inventories, net	3,601	3,261
Prepaid expenses	100	107
Unbilled receivable	1,120	2,102
Total current assets	6,358	7,059
Property and equipment, net	455	508
Right-of-use asset	865	1,183
Other long-term assets	169	176
Total assets	$7,847	$8,926

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,044	$803
Loans payable, net of discounts and issuance costs	683	1,320
Accrued payroll and benefits	446	300
Deferred revenue	7	159
Lease obligations	445	426
Other current liabilities	279	364
Total current liabilities	2,904	3,372
Other non-current liabilities	6	119
Long term lease obligations	690	1,135
Total liabilities	3,600	4,626

Commitments and Contingencies

Shareholders’ equity:
Preferred stock; no par value: 1,000,000 Authorized shares	—	—
Series A convertible preferred stock: 250,000 shares designated; 0 shares issued and outstanding at March 27, 2021 and March 28, 2020
Series B, C, D convertible preferred stock: 19,500 designated shares; 17,782 shares issued and outstanding at March 27, 2021 and March 28, 2020; (liquidation preference of $3,367 at March 27, 2021 and March 28, 2020)	2,745	2,745
Series E convertible preferred stock: 100,000 designated shares; 9,200 shares issued and outstanding at March 27, 2021 and March 28, 2020; (liquidation preference of $345 at March 27, 2021 and March 28, 2020)	177	177
Common stock; no par value; Authorized – 13,333,333 shares; 2,635,856 shares issued and outstanding at March 27, 2021 and March 28, 2020	32,306	31,952
Accumulated deficit	(30,981)	(30,574)
Total shareholders’ equity	4,247	4,300
Total liabilities and shareholders’ equity	$7,847	$8,926

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended
	March 27, 2021	March 28, 2020
Net revenue
Goods	$3,670	$3,521
Services	9,382	8,247
Total revenue	13,052	11,768
Cost of revenue	8,111	7,180
Gross profit	4,941	4,588

Operating expenses:
Engineering	2,153	1,552
Selling, general and administrative	3,873	3,469
Total operating expenses	6,026	5,021

Operating loss	(1,085)	(433)

Gain on extinguishment of PPP Loan	791	-
Interest expense, net	(97)	(252)
Loss before income taxes	(391)	(685)
Provision for income taxes	2	2
Net loss	(393)	(687)
Deemed Dividend on Series E shares	(14)	(94)
Cumulative dividends on Series E	-	(1,245)
Net loss attributable to common shareholders	$(407)	$(2,026)

Loss per common share - basic	$(0.15)	$(1.64)

Weighted average shares used in per share calculation:
Basic and diluted	2,636	1,232

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except share data)

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 30, 2019	116,934	$4,806	757,367	$25,557	$(28,548)	$1,815
Net loss	—	—	—	—	(687)	(687)
Restricted stock granted	—	—	10,000	—	—	—
Restricted stock forfeited	—	—	(1,332)	—	—	—
Stock based compensation	—	—	—	301	—	301
Fractional shares due to reverse stock split	—	—	(81)	—	—	—
Shares issued related to loan agreement	—	—	167	—	—	—
Common stock issuance, net of offering costs	—	—	846,001	2,564	—	2,564
Warrants exercised	—	—	84,095	212	—	212
Series E dividends	—	—	44,627	189	(94)	95
Series E preferred stock issuance	—	(2)	—	2	—	—
Series B preferred stock converted to common	(752)	(166)	5,012	166	—	—
Series E preferred stock converted to common	(89,200)	(1,716)	890,000	2,961	(1,245)	—
Balance at March 28, 2020	26,982	2,922	2,635,856	31,952	(30,574)	4,300
Net loss	—	—	—	—	(393)	(393)
Stock based compensation	—	—	—	354	—	354
Series E dividend	—	—	—	—	(14)	(14)
Balance at March 27, 2021	26,982	$2,922	2,635,856	$32,306	$(30,981)	$4,247

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended
	March 27, 2021	March 28, 2020
Cash flows from operating activities:
Net loss	$(393)	$(687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	315
Stock based compensation	354	301
Amortization of debt discount	—	20
Gain on extinguishment of debt	(786)	—
Interest forgiven	(5)	—
Changes in operating assets and liabilities:
Trade accounts receivable	131	(364)
Inventories, net	(445)	(658)
Prepaid expenses	7	(49)
Unbilled receivable	982	(806)
Right of use asset	318	178
Other long-term assets	7	—
Accounts payable	241	56
Accrued payroll and benefits	146	(176)
Deferred revenue	(152)	159
Accrued interest	(91)	(257)
Change in deferred rent	—	(3)
Other current and non-current liabilities	(208)	(388)
Net cash provided by (used in) operating activities	359	(2,359)
Cash flows from investing activities:
Purchases of property and equipment	(94)	(123)
Net cash used in investing activities	(94)	(123)
Cash flows from financing activities:
Payments on leases	(426)	(291)
Repayments of borrowings	(2,680)	(1,676)
Proceeds from loan payable, net of issuance costs	2,920	1,453
Proceeds from issuance of stock, net of issuance costs	—	2,564
Proceeds from exercise of warrants	—	211
Payments of dividends	—	—
Net cash provided by (used in) financing activities	(186)	2,261

Increase (decrease) in cash	79	(221)
Beginning cash	657	878
Ending cash	$736	$657

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$57
Cash paid for interest	$98	$402
Supplementary disclosure of noncash investing and financing activities:
Cumulative effect of adoption of ASC 842 on right of use assets	$—	$1,361
Cumulative effect of adoption of ASC 842 on deferred rent	$—	$429
Cumulative effect of adoption of ASC 842 on lease liability	$—	$1,790
Issuance of dividends in kind	$—	$(190)

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Giga-tronics Incorporated (“Giga-tronics”) and its wholly owned subsidiary, Microsource, Inc., collectively the “Company”. The Company’s corporate office and manufacturing facilities are located in Dublin, California.

On December 12, 2019, the Company completed a one-for-fifteen reverse stock split of its common stock. All shares and per share amounts included in the financial statements have been adjusted to reflect the effect of the reverse stock split.

Principles of Consolidation

The consolidated financial statements include the accounts of Giga-tronics and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements is in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

The Company’s financial reporting year consists of either a 52 week or 53-week period ending on the last Saturday of the month of March. Fiscal year 2021 ended on March 27, 2021, resulting in a 52-week year. Fiscal year 2020 ended on March 28, 2020, which resulted in a 52-week year. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

Reclassification

Certain balances included on the Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows for prior periods have been reclassified to conform to the current period presentation.

Leases

In February 2016, the FASB issued ASU 2016-02 – Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to guidance for operating leases existing prior to ASC 842. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The Company adopted ASC 842 as of March 31, 2019. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC Topic 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has one long term office lease. The adoption of ASU 2016-02 on March 31, 2019, resulted in the recognition of right-of-use assets of approximately $1.4 million, lease liabilities for operating leases of approximately $1.8 million and no material impact to the Consolidated Statements of Operations or Cash Flows. See below for further information regarding the impact of the adoption of ASU 2016-02 on the Company’s financial statements.

Revenue Recognition

Beginning April 1, 2018, the Company follows the provisions of ASU 2014-09 as subsequently amended by the FASB between 2015 and 2017 and collectively known as ASC 606. Amounts for prior periods are not adjusted and continue to be reported in accordance with the Company’s historic accounting practices. The guidance provides a unified model to determine how revenue is recognized. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price and (v) recognize revenue when or as we satisfy each performance obligation.

Contract Identification

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

For the sale of standard or minimally customized products, the performance obligation is the series of finished products which are recognized at the points in time the units are transferred to the control of the customer, typically upon shipment. This type of revenue arrangement is typical for our commercial contracts within the Giga-tronics segment for its Advanced Signal Generation and Analysis system products used for testing RADAR/EW equipment.

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

Timing of Revenue Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recognized for design and manufacturing services and for engineering services over time proportionate to the costs that the Company has incurred to perform the services using the cost-to-cost method and for products at a point in time.

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

Balance Sheet Presentation

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Consolidated Balance Sheets. Under the typical payment terms of over time contracts, the customer pays either performance-based payments or progress payments. Amounts billed and due from customers are classified as receivables on the Consolidated Balance Sheets. Interim payments may be made as work progresses, and for some contracts, an advance payment may be made. A liability is recognized for these interim and advance payments in excess of revenue recognized and is presented as a contract liability which is included within other current liabilities and other long-term liabilities on the Consolidated Balance Sheets. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract. When revenue recognized exceeds the amount billed to the customer, an unbilled receivable (contract asset) is recorded for the amount the Company is entitled to receive based on its enforceable right to payment and is included in Unbilled receivable on the Consolidated Balance Sheets.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity).

Conversion of Convertible Preferred Stock

ASC 260-10-S99, Earnings Per Share (“EPS”), provides guidance on the accounting for induced conversions of convertible preferred stock and states that issuers should consider the guidance in ASC 470-20-40-13 through 40-17, Debt with conversion and other options, to determine whether a conversion of preferred stock is pursuant to an inducement offer. ASC 470-20-40-13 through 40-17 addresses the accounting for induced conversions of convertible debt (other than cash convertible debt instruments) that (1) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time, (2) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted and (3) involve any of the following:

•Reduction of the original conversion price (thereby resulting in the issuance of additional shares of stock)

•Issuance of warrants or other securities not provided for in the original conversion terms

•Payment of cash or other consideration (sometimes called a convertible stock sweetener) to those shareholders who convert during the specified time period. The additional consideration is usually offered to induce prompt conversion of the stock to another class of equity.

ASC 470-20-40-14 further explains that an induced conversion includes an exchange of a convertible debt instrument for equity securities or a combination of equity securities and other consideration, whether or not the exchange involves legal exercise of the contractual conversion privileges included in the terms of the debt.

If a conversion of preferred stock is an inducement offer pursuant to ASC 470, the fair value of the additional securities or other consideration issued to induce conversion should be subtracted from net income to arrive at income available to common shareholders in the calculation of EPS pursuant to ASC 260-10-S99-2. The deemed dividend is reflected on the face of the statement of operations as an increase in net loss or a decrease in net income to arrive at net income/(loss) attributable to common shareholders. See Note 17.

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

Inventories

Inventories are stated at the lower of cost or fair value using full absorption and standard costing. Cost is determined on a first-in, first-out basis. Standard costing and overhead allocation rates are reviewed by management periodically, but not less than annually. Overhead rates are recorded to inventory based on capacity management expects for the period the inventory will be held. Write downs are recorded within cost of sales for impaired or obsolete inventory when the cost of inventory exceeds its estimated fair value. Management evaluates the need for inventory write downs based on its estimate of the amount realizable through projected sales including an evaluation of whether a product is reaching the end of its life cycle.

Research and Development

Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on the Company’s behalf and indirect costs are expensed as operating expenses when incurred. Research and development costs totaled approximately $2.2 million and $1.6 million for the years ended March 27, 2021 and March 28, 2020, respectively, and are recorded in the Company’s Consolidated Statements of Operations as engineering under operating expenses.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 27, 2021 and March 28, 2020, management believes there has been no impairment of the Company’s long-lived assets.

Warrants to Purchase Common Stock

Warrants are accounted for in accordance with the applicable accounting guidance provided in ASC 815 – Derivatives and Hedging as either derivative liabilities or as equity instruments depending on the specific terms of the agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the Consolidated Statements of Operations. The Company estimates liability-classified instruments using either a Monte Carlo simulation or the Black Scholes option-pricing model, depending on the nature of the warrant’s terms. The valuation methodologies require management to develop assumptions and inputs that have significant impact on such valuations. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants from liability to equity, or vice versa. All warrants issued by the Company are classified as equity.

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

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the statements of cash flows. These excess tax benefits were not significant for the Company for the fiscal years ended March 27, 2021 and March 28, 2020.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The computation of expected volatility used in the Black-Scholes- Merton option-pricing model is based on the historical volatility of Giga-tronics’ share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants. Forfeitures are accounted for as they occur. We do not reverse any prior expenses relating to forfeitures that occur. For new option grants in fiscal 2021, we used the simplified method as described in SAB 107 because of insufficient exercise history. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected dividend yield was not considered in the option pricing formula since the Company has not paid dividends and has no current plans to do so in the future.

The fair value of restricted stock awards is based on the fair value of the underlying shares at the date of the grant. The Company records forfeitures as they occur.

Income or Loss Per Common Share

Basic income or loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted EPS incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. Anti-dilutive options are not included in the computation of diluted EPS. Non-vested shares of restricted stock have non-forfeitable dividend rights and are considered participating securities for the purpose of calculating basic and diluted EPS under the two-class method.

Comprehensive Income or Loss

There are no items of comprehensive income or loss other than net income or loss.

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and trade accounts receivable. The Company’s cash is deposited with federally insured financial institutions. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security. At March 27, 2021, two customers combined accounted for 95% of consolidated gross accounts receivable. At March 28, 2020, three customers combined accounted for 96% of consolidated gross accounts receivable.

Fair Value of Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist principally of cash, line of credit, term debt, and warrant derivative liability. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date (Level 1), significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data (Level 2), or significant unobservable inputs reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability (Level 3), depending on the nature of the item being valued.

Note 2. Cash

Cash of $736,000 and $657,000 at March 27, 2021 and March 28, 2020, respectively, consisted of demand deposits with a financial institution that is a member of the Federal Deposit Insurance Corporation (“FDIC”). At March 27, 2021 and March 28, 2020, $486,000 and $407,000 of the Company’s demand deposits exceeded FDIC insurance limits, respectively.

Note 3. Inventories, Net

Inventories, net is comprised of the following:

Inventories, net

(Dollars in thousands)

Category	March 27, 2021	March 28, 2020
Raw materials	$946	$890
Work-in-progress	2,418	1,828
Finished goods	129	263
Demonstration inventory	108	280
Total	$3,601	$3,261

Note 4. Property, Plant and Equipment, Net

Property, plant and equipment, net is comprised of the following:

Property, plant and equipment, net

(Dollars in thousands)

Category	March 27, 2021	March 28, 2020
Leasehold improvements	$648	$642
Machinery and equipment	4,631	4,566
Computer and software	705	681
Furniture and office equipment	107	107
Property, plant and equipment	6,091	5,996
Less: accumulated depreciation and amortization	(5,636)	(5,488)
Property, plant and equipment, net	$455	$508

Note 5. Financed Receivables

On March 11, 2019, the Company entered into an Amended and Restated Business Financing Agreement (“Restated Financing Agreement”) with Western Alliance Bank, as successor to Bridge Bank. The Restated Financing Agreement amends, restates and replaces a credit agreement with Bridge Bank dated May 6, 2015 (as previously amended, the “Previous Financing Agreement”) in its entirety.

Under the Restated Financing Agreement, Western Alliance Bank may advance up to 85% of the amounts of invoices issued by the Company, up to a maximum of $2.5 million in aggregate advances outstanding at any time. The Restated Financing Agreement eliminates a $500,000 non-formula borrowing base and an asset coverage ratio financial covenant included in the Previous Financing Agreement.

Under the Restated Financing Agreement, interest accrues on outstanding amounts at an annual rate equal to the greater of prime or 4.5% plus one percent. The Company is required to pay certain fees, including an annual facility fee of $14,700, to be paid in two equal semiannual installments. The Company’s obligations under the Restated Financing Agreement are secured by a security interest in substantially all of the assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Restated Financing Agreement has no specified term and may be terminated by either the Company or Western Alliance Bank at any time.

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

As of March 27, 2021 and March 28, 2020, the Company’s total outstanding borrowings under the Restated Financing Agreement were $683,382 and $527,468, respectively, and are included as Loans payable, net of discounts and issuance costs on the Consolidated Balance Sheets.

Note 6. Term Loan

On April 27, 2017, the Company entered into a $1.5 million loan agreement with Partners For Growth (“PFG”), which was funded by PFG on April 28, 2017 (“PFG Loan”). The PFG Loan, which originally matured on April 27, 2019, provided for interest only payments during the term of the loan with principal and any accrued interest and fees due upon maturity. The PFG Loan bears interest at a fixed aggregate per annum rate equal to 16% per annum, of which 9.5% per annum rate is payable monthly in cash and 6.5% per annum rate is accrued monthly and due upon maturity. In addition, the Company agreed to pay PFG a cash fee of up to $100,000 payable upon maturity (“back-end fee”), $76,000 of which was earned on April 27, 2017, and $24,000 of which was earned at the rate of $1,000 per month on the first day of each month if the loan principal (or any amount thereof) is outstanding during any day of the prior month.

In December 2018, the Company and PFG agreed to modify the 2017 Loan Agreement to extend the maturity date from April 27, 2019 to November 1, 2019, to require the Company to pay all accrued interest on May 1, 2019 and to require the Company to make monthly payments of principal of $75,000 and accrued interest from May 1, 2019 until maturity. The effectiveness of the modification was conditioned on the Company raising $500,000 in additional equity capital.

As of March 30, 2019, the Company had satisfied the condition. On March 11, 2019, the Company and PFG agreed to further modify the 2017 Loan Agreement to extend the maturity date to March 1, 2020.

On January 31, 2020, the Company and PFG agreed to further modify the 2017 Loan Agreement. The amendment, among other things, provided for a fee of $16,500; extended the maturity date of the loan from March 1, 2020 to March 1, 2021; required the Company make principal payments of $75,000 on February 1, 2020 and $57,700 on the first day of each month thereafter until maturity; provided for an annual interest rate of 16%, of which 9.5% is payable monthly and 6.5% is deferred until maturity or payoff; and adjusted and extended a modified minimum revenue financial covenant through the maturity date.

On March 1, 2021, the Company paid off the loan as required and the term loan agreement terminated.

As of March 27, 2021 and March 28, 2020, the Company’s total outstanding loan balances were $0 and $792,300, respectively, and are included in Loans payable, net of discounts and issuance costs on the Consolidated Balance Sheets.

Note 7. Paycheck Protection Program Loan under the CARES Act

On April 23, 2020, the Company borrowed $786,200 from Western Alliance Bank pursuant to the PPP. The Company accounted for the PPP Loan as a loan under ASC 470, Debt. The PPP Loan had a stated maturity date of April 23, 2022, with interest accruing on the principal balance at the rate of 1.0% per annum, with principal and interest payable monthly commencing on November 1, 2020.

On November 19, 2020, the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the SBA and recognized as a gain on extinguishment.

Note 8. Fair Value

Pursuant to the accounting guidance for fair value measurement and its subsequent updates, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs, that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The fair value hierarchy is broken down into the three input levels summarized below:

●

Level 1:     Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasuries and trading securities with quoted prices on active markets.

●

Level 2:     Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

●	Level 3: Valuations based on unobservable inputs in which there are little or no market data, which require us to develop our own assumptions.

The carrying amounts of the Company’s cash and line of credit approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments, and generally result in inputs categorized as Level 1 within the fair value hierarchy. The carrying value of the outstanding PFG loan approximates the estimated aggregate fair value and classified with the loan host. The fair value estimate of the embedded equity forward is based on the closing price of the Company’s common stock on the measurement date, the risk-free rate, the date of expiration, and any expected cash distributions of the underlying asset before expiration. The estimated fair value of the embedded equity forward represents a Level 2 measurement.

Note 9. Sales of Common Stock

On March 11, 2020, the Company entered into securities purchase agreements with two private investors for the sale of a total of 146,668 shares at the price of $3.75 per share, for aggregate gross proceeds of $550,004. Net proceeds to the Company after fees and expenses of the private placement were $510,000.

Note 10. Shareholder Rights Plan

On October 12, 2020, the Company adopted a shareholder rights plan by entering into a Rights Agreement with American Stock Transfer & Trust Company, LLC (“Rights Plan”). The Rights Plan is designed to ensure that all of the Company’s shareholders would receive fair treatment in any potential takeover of the Company. The Company implemented the Rights Plan by issuing one Purchase Right (“Right”) for each share of common stock outstanding on October 22, 2020.

The Rights Plan provides that in the event any person becomes the beneficial owner of 15% or more of the outstanding common shares, each Right (other than any Rights held by the 15% shareholder) will be exercisable, on and after the close of business on the tenth business day following such event, for the purchase of a number of shares of common stock (or equivalent securities, such as one-hundredths of the Company’s Series A Junior Participating Preferred Shares) equal to the exercise price (initially $15.00) divided by 25% of the then current fair market value of the common stock. The Rights Plan further provides that if, on or after the occurrence of such event, the Company is merged into any other corporation or 50% or more of the Company’s assets or earning power are sold, each Right (other than any Rights held by the 15% shareholder) will be exercisable to purchase a similar number of securities of the acquiring corporation.

The Rights expire on October 22, 2025 (unless previously triggered) and are subject to redemption by the Board of Directors at $0.001 per Right at any time prior to the first date upon which they become exercisable to purchase common shares.

Note 11. Significant Customers and Industry Segment Information

The Company has two reportable segments: Microsource and the Giga-tronics Division. Microsource’s primary business is the design of custom Microwave Integrated Components (“MIC”) as well as the production of MIC components using chip and wire assembly methods. Microsource offers a line of tunable, synthesized Band Reject Filters for solving interference problems in RADAR/EW applications. Self-protection systems onboard high-performance military aircrafts often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, particularly the aircraft’s main RADAR system. These high-speed, tunable notch filters can quickly block interference from both continuous wave and wide bandwidth emissions. Using proprietary driver and phase lock technology, these filters offer tuning speeds that are up to ten times faster than traditional filter designs. We design these filters specifically for each application. Microsource’s two largest customers are prime contractors for which it develops and manufactures RADAR filters used in fighter jet aircrafts.

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems.

The accounting policies for the segments are the same as those described in the “Summary of Significant Accounting Policies”. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes. Segment net revenue include revenue to external customers. Inter-segment activities are eliminated in consolidation. Assets include accounts receivable, inventories, equipment, cash, deferred income taxes, prepaid expenses and other long- term assets. The Company accounts for inter-segment revenue and transfers at terms that allow a reasonable profit to the seller. During the periods reported there were no significant inter-segment revenue or transfers.

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

The tables below present information for fiscal years ended March 27, 2021 and March 28, 2020.

March 27, 2021 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$3,670	$9,382	$13,052
Interest expense, net	$(97)	$—	$(97)
Depreciation and amortization	$253	$—	$253
Income (loss) before income taxes	$(642)	$251	$(391)
Assets	$5,281	$2,566	$7,847

March 28, 2020 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$3,521	$8,247	$11,768
Interest expense, net	$(252)	$—	$(252)
Depreciation and amortization	$315	$—	$315
Income (loss) before income taxes	$(802)	$117	$(685)
Assets	$6,011	$2,915	$8,926

The Company’s Giga-tronics Division and Microsource segment sell to agencies of the U.S. government and U.S. defense- related customers. In fiscal 2021 and 2020, U.S. government and U.S. defense-related customers accounted for 99% and 85% of revenue, respectively. During fiscal 2021, two prime contractors accounted for 66% of the Company’s consolidated revenues and were included in the Microsource segment. A third customer accounted for 14% of the Company’s consolidated revenues during fiscal 2021 and was included in the Giga-tronics Division.

During fiscal 2020, two prime contractors accounted for 64% of the Company’s consolidated revenues and were included in the Microsource segment. A third customer accounted for 18% of the Company’s consolidated revenues during fiscal 2020 and was included in the Giga-tronics Division.

Export revenue accounted for less than 1% of the Company’s revenue for fiscal 2021 and 2020.

Note 12. Loss per Common Share

The number of shares issuable upon the exercise of stock options and warrants, the vesting of restricted stock and the conversion of convertible preferred stock set forth below are not included in the computation of diluted EPS as a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

	Fiscal Years Ended
Amount (In Thousands)	March 27, 2021	March 28, 2020
Stock options	375	241
Restricted stock awards	—	20
Convertible preferred stock	180	180
Warrants	46	157
Total	601	598

Note 13. Income Taxes

Following are the components of the provision for income taxes:

Provision for Income Taxes
(Dollars in thousands)	Fiscal Years ended
	March 27, 2021	March 28, 2020
Current
Federal	$—	$—
State	2	2
	2	2
Deferred
Federal	—	—
State	—	—
Total	—	—

Provision for Income taxes	$2	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

(Dollars in thousands)	As of
	March 27, 2021	March 28, 2020
Net operating loss carryforwards	$2,373	11,568
Income tax credits	106	$365
Inventory reserves and additional costs capitalized	850	865
Fixed asset depreciation	(30)	23
Accrued expenses	100	100
ASC 842 right of use asset	156	—
ASC 842 lease liability	(105)	—
Allowance for doubtful accounts	1	2
Non-qualified stock options	—	91
Unrealized warrant gain	—	(33)
State tax benefit	(8)	(8)
Total deferred tax asset	3,443	12,973
Valuation allowance	(3,443)	(12,973)
	$—	$—

The following summarizes the difference between the income tax expense and the amount computed by applying the statutory federal income tax rates of 21% to income before income tax. The items comprising these differences consisted of the following:

	Fiscal Years ended
(In thousands except percentages)	March 27, 2021		March 28, 2020

Statutory federal income tax (benefit)	$(85)	21%	$(164)	21%
Valuation allowance	(9,530)	2,345%	154	(20)%
State income tax, net of federal benefit	(30)	7%	(54)	7%
Section 382-383 limitation	9,697	(2,386)%	-	0%
Non tax-deductible expenses	(25)	6%	81	(10)%
Tax credits generated	(18)	4%	(18)	2%
Other	(7)	2%	3	(1)%
Effective income tax	$2	(1)%	$2	(1)%

The decrease in valuation allowance from March 28, 2020 to March 27, 2021 was $9,530,000.

As of March 27, 2021, the Company had pre-tax federal net operating loss carryforwards of $9,716,000 and state net operating loss carryforwards of $4,721,000 available to reduce future taxable income. These amounts are net of a 382 limitation of $38,345,000 on the federal net operating loss and $19,612,000 on the state net operating loss.  The 382 limitation was triggered due to an ownership change in the 2020 year. The Company recently completed an Internal Revenue Code Section 382 analysis and has reflected in the current year the expected reduction of its federal and state net operating loss and general business tax credit carryforwards due to an ownership change in connection with past equity financings. The federal and state net operating loss carryforwards begin to expire from fiscal 2022 through 2038 and from 2029 through 2040, respectively. The federal net operating loss amount of $1,765,000 from fiscal year ended 2020 through 2021 will have an indefinite life. The net amount of net operating loss carryforwards may be subject to further annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382.

The federal income tax credits begin to expire from 2032 through 2040 and state income tax credit carryforwards are carried forward indefinitely. The ownership change in 2020 triggered a section 383 limitation on the federal income tax credits.  The section 383 limitation reduced the federal carryforward by $394,500 but did not reduce the state credit carryforward due to the indefinite carryforward.

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

As of March 27, 2021, the Company recorded unrecognized tax benefits of $52,000 related to uncertain tax positions. The unrecognized tax benefit is netted against the deferred tax asset with a full valuation allowance. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

The Company files U.S Federal, California and New Hampshire state tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2018 for federal purposes and fiscal year 2017 for California purposes, except in certain limited circumstances.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

	Fiscal Years ended
	March 27, 2021	March 28, 2020

Balance as of beginning of year	$132,000	$123,000
Increase (decrease) based on current year tax positions	(80,000)	9,000
Balance as of end of year	$52,000	$132,000

The total amount of interest and penalties related to unrecognized tax benefits at March 27, 2021, is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve (12) months.

Note 14. Stock Based Compensation and Employee Benefit Plans

The Company maintains a 2018 Equity Incentive Plan which provides for the issuance of up to 416,667 shares of common stock upon the exercise of options, stock awards and grants. With the adoption of the 2018 Equity Incentive Plan, no further awards will be issued under the Company’s 2005 Equity Incentive Plan, though all awards under the 2005 Equity Incentive Plan that are outstanding will continue to be governed by the terms, conditions and procedures set forth in the plan and any applicable award agreement.

During the fourth quarter of fiscal year 2021, the Company granted options for 138,000 shares which vest in full upon the first anniversary of the grant. All other outstanding options generally vest over a four or five-year service period. The vested portion of all option grants may be exercised only while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (“SARs”), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 27, 2021 and March 28, 2020, no SARs have been granted under any option plan. As of March 27, 2021, there were 144,443 shares of common stock available for issuance of additional awards under the 2018 Equity Incentive Plan. The Company records compensation cost associated with stock-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

The weighted average fair value of stock options granted during the fiscal years ended March 27, 2021 and March 28, 2020 was $3.48 and $3.75, respectively, and was calculated using the following weighted-average assumptions:

	Fiscal Years ended
Category	March 27, 2021	March 28, 2020
Dividend yield	—	—
Expected volatility	106%	105%
Risk-free interest rate	0.39%	2.21%
Expected term (years)	5.50	8.35

A summary of stock options activity for the fiscal years ended March 27, 2021 and March 28, 2020 is presented below:

Description (Dollars in thousands except share prices)	Shares	Weighted Average Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at March 30, 2019	182,366	$6.15	8.40	$—

Granted	73,880	4.98	9.20	—
Forfeited / Expired	(15,488)	5.13	—	—
Outstanding at March 28, 2020	240,758	$5.86	7.90	$—

Granted	148,000	3.53	9.30	—
Forfeited / Expired	(13,950)	4.15	—	—
Outstanding at March 27, 2021	374,808	$5.00	7.90	$99,310

Exercisable at March 27, 2021	153,395	$6.42	6.30	$2,823

Expected to vest in the future	178,682	$3.96	9.10	$83,097

As of March 27, 2021, there was approximately $488,000 of total unrecognized compensation cost related to non-vested options granted under the 2018 Plan and outside of the 2018 Plan. That cost is expected to be recognized over a weighted average period of 3.3 years and will be adjusted as forfeitures occur. There were 76,153 and 48,956 options vested during the fiscal years ended March 27, 2021 and March 28, 2020, respectively. The total fair value of options vested during the fiscal years ended March 27, 2021 and March 28, 2020 was $366,878 and $206,255, respectively. There were no exercises in fiscal 2021 and 2020. Stock based compensation cost for stock options recognized in operating results for the fiscal years ended March 27, 2021 and March 28, 2020 totaled $314,300 and $213,000, respectively.

Restricted Stock

The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period net of estimated forfeitures. As of March 27, 2021, there was no unrecognized compensation cost related to non-vested awards. Compensation cost recognized for restricted stock for fiscal 2021 and fiscal 2020 totaled $39,700 and $88,000, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the fiscal years ended March 27, 2021 and March 28, 2020 is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2019	22,343	$8.40
Granted	10,000	3.97
Vested	(21,009)	8.25
Forfeited or cancelled	(1,334)	12.00
Non-vested at March 28, 2020	10,000	3.97
Vested	(10,000)	3.97
Non-vested at March 27, 2021	—	$—

401(k) Plan

The Company has established a 401(k) plan which covers substantially all employees. Participants may make voluntary contributions to the plan for up to 100% of their defined compensation. The Company matches a percentage of the participant’s contributions in accordance with the plan. Participants vest ratably in Company contributions over a four- year period. Company contributions to the 401(k) plan for fiscal 2021 and 2020 were approximately $17,000 and $22,000, respectively.

Note 15. Commitments and Contingencies

Operating leases

On January 5, 2017, the Company entered into a seventy-seven-month commercial building lease agreement for a 23,873 square feet facility in Dublin, California which began on April 1, 2017. The Company’s principal executive offices along with our marketing, sales, and engineering offices and manufacturing operations are located in the Dublin facility.

In December 2018, the Company entered into a lease agreement for an additional 1,200 square foot facility for certain engineering personnel located in Nashua, New Hampshire, which began on February 1, 2019, and expires on January 31, 2022. Effective March 1, 2020, we amended and replaced in its entirety the original Nashua lease agreement to increase the facility size to 2,400 square feet and extend its expiration to February 28, 2023.

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

Lease costs

For the fiscal year ended:

Lease Costs
(Dollars in thousands)		Fiscal Years ended
	Classification	March 27, 2021	March 28, 2020
Operating lease costs	Operating expenses	$402	$518
Finance lease
Amortization of lease assets	Depreciation and amortization	8	34
Interest on lease liability	Interest expense	1	5
Total lease costs		$411	$557

Other information (Dollars in thousands):

For the fiscal year ended March 27, 2021	Operating leases	Finance leases
Operating cash used for leases	$572	$—
Financing cash used for leases	$—	$46
Weighted-average remaining lease term	2.42	0.46
Weighted average discount rate	6.50%	12.00%

Future lease payments as of March 27, 2021, were as follows:

Future Lease Payments
(Dollars in thousands)	Operating leases	Finance leases	Total
2022	$503	$20	$523
2023	515	—	515
2024	209	—	209
Total future minimum lease payments	1,227	20	1,247
Less: imputed interest	(74)	(1)	(75)
Present value of lease liabilities	$1,153	$19	$1,172

Note 16. Warranty Obligations

The Company records a liability in cost of sales for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

Warranty Obligations
(In thousands)	Fiscal Years ended
	March 27, 2021	March 28, 2020
Balance at beginning of period	$34	$104
Provision, net	17	(58)
Warranty costs incurred	—	(12)
Balance at end of period	$51	$34

Note 17. Preferred Stock and Warrants

Series E Senior Convertible Voting Perpetual Preferred Stock

Holders of Series E Shares are entitled to receive, when, and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannual in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the 10 day volume weighted average price of the common stock. The deemed dividend is reflected on the face of the Consolidated Statements of Operations as an increase in net loss or a decrease in net income to arrive at net income/(loss) attributable to common shareholders.

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

The Company completed a private exchange offer on November 7, 2019, issuing an aggregate of 896,636 shares of common stock in exchange for 88,600 shares of Series E Preferred Stock and the dividends accrued thereon. The shares of common stock to be issued in the exchange were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, though other exemptions may be available.

The table below presents information as of March 27, 2021 and March 28, 2020:

Preferred Stock	Designated	Shares	Shares	Liquidation
	Shares	Issued	Outstanding	Preference
Series B	10,000	9,997	9,245	$2,136
Series C	3,500	3,425	3,425	500
Series D	6,000	5,112	5,112	731
Series E	100,000	100,000	9,200	345
Total	119,500	118,534	26,982	$3,712

Note 18. COVID-19 (Coronavirus)

On January 30, 2020, the World Health Organization announced a global health emergency because of a new strain of coronavirus and in March 2020 classified the outbreak as a pandemic. In March 2020, the President of the United States and the Governor of California declared a state of emergency, based on the rapid increase in COVID-19 cases including in California. Since March 2020, with the spread of the coronavirus, we have implemented a number of directives to ensure the safety of our personnel and the continuity of our operations.

COVID-19 has caused significant disruptions to the global, national and local economies. While the disruptions are currently expected to be temporary and infection rates are decreasing nationally with the vaccine roll-out, there is continued uncertainty around the duration and the total economic impact of the pandemic which cannot be predicted at this time. If this situation is prolonged, it could cause additional delays in our business and could have a short- or long-term adverse impact, possibly material, on the Company’s future financial condition, liquidity, and results of operations.

Note 19. Subsequent Events

On April 27, 2021, the Company completed a private placement agreement for the sale of 461,538 prefunded warrants for $3.25 per warrant for gross proceeds of $1.5 million. Each pre-funded warrant represents the right to acquire one share of the Company’s common stock for no additional consideration and may only be exercised to the extent that the holder, along with its affiliates, would not beneficially own more than 9.99% of the Company’s outstanding common stock following its exercise. The Company plans to use the proceeds for general corporate purposes including working capital.

On June 4, 2021, the Company completed a private placement for the sale of 45,153 shares of common stock for the price of $3.25 per share for gross proceeds of $150,000. On the same day, the Company issued an aggregate of 35,000 shares of its common stock in exchange for 3,500 Series E Shares, which were retired. As a result, 5,700 Series E Shares remained outstanding immediately following the exchange.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Giga-tronics Incorporated

Dublin, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Giga-tronics Incorporated and subsidiary (collectively the “Company”) as of March 27, 2021 and March 28, 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 27, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 27, 2021 and March 28, 2020, and the consolidated results of its operations and its cash flows for each of the two years in the two-year period ended March 27, 2021, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases from March 31, 2019 due to the adoption of Accounting Standards Update (ASU) No.2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company’s contract may contain one or more performance obligations, including design and manufacturing services, product supply and engineering services.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together.
●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
●	Estimation of variable consideration when determining the amount of revenue to recognize (e.g. customer credits, award fees and incentives).

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

● We selected a sample of customer agreements and performed the following procedures:

o	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement to identify significant terms.
o	Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
o

Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

o	Inquired with management and evaluated their methodology to estimate stand-alone selling prices for products and services that are not sold separately.

● We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints.

Inventory Valuation — Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company computes inventory cost on a first-in, first out basis and applies judgment in determining the forecast for products and the valuation of inventories. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value, giving consideration to, among other factors: whether the product is valued at the lower of cost or net realizable value; and the estimation of excess and obsolete inventory or that which is not of saleable quality. Most of the Company’s inventory provisions are based on the Company’s inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions.

Significant judgment is exercised by the Company to determine inventory carrying value adjustments, specifically the provisions for excess or obsolete inventories, and includes the following:

● Developing assumptions such as forecasts of future sales quantities and the selling prices, which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles.

Given these factors and that the assumptions are forward-looking and could be affected by future economic and market conditions, the related audit effort to evaluate management’s inventory valuation adjustments was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s inventory valuation methodology included the following:

● We selected a sample of inventory items and performed the following procedures:

o	Tested the mathematical accuracy of the schedule by comparing the quantities and carrying value of on-hand inventories to related unit sales, both historical and forecasted.
o	Assessed and tested the reasonableness of the significant assumptions (e.g. sales and marketing forecast, build plans, usage and open sales-order).
o

Inquired with the Operations team and evaluated the adequacy of management’s adjustments to sales forecasts by analyzing potential technological changes in line with product life cycles and/or identified alternative customer uses.

o	Assessed whether there were any potential sources of contrary information, including historical forecast accuracy and performed sensitivity analyses over significant assumptions to evaluate the changes in inventory valuation that would result from changes in the assumptions.

We have served as the Company’s auditor since 2018.

/s/ Armanino LLP

San Ramon, California

June 25, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15€ and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of the end of the period covered by this Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 27, 2021.

Management’s Report on Internal Control over Financial Reporting

Management of Giga-tronics is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 27, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2017). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on the above described procedures and actions taken, the Company’s management, including the Chief Executive Officer and Chief Financial Officer have concluded that as of March 27, 2021, the Company’s internal control over financial reporting was effective based on the criteria described in the 2017 “COSO Internal Control – Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 27, 2021, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal year ended March 27, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors, executive officers and corporate governance of the Company is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 27, 2021.

We have adopted a code of ethics that applies to our directors, our chief executive officer, our senior financial officers and our other officers and employees. The code of ethics is posted on our website under the Governance portion of the Investor Relations section at https://investor.gigatronics.com/governance-documents.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s compensation of its executive officers is incorporated herein by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 27, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related shareholder matters is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 27, 2021. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10‑K under Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships, related transactions and director independence is incorporated herein by reference to the Company’s Proxy Statement for its 2021Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 27, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company’s principal accountants is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the fiscal year ended March 27, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following consolidated financial statements of Giga-tronics Incorporated and the related report of independent registered public accounting firm are included in Item 8 of this report.

(b) The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

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
3.7

Certificate of Determination of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 30, 2018)

3.8

Certificate of Amendment to Certificate of Determination of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 20, 2018)

3.9

Certificate of Amendment to Certificate of Determination of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed on November 27, 2018)

3.10	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended March 29, 2008)
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended March 28, 2020)
4.2

Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated as of October 12, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 13, 2020)

10.1

Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended March 27, 2010)

10.2[u]	2005 Equity Incentive Plan (incorporated by reference to Attachment A to the Company’s Proxy Statement on Form DEF 14A filed on July 21, 2005)
10.3[u]	2018 Equity Incentive Plan (incorporated by reference to Attachment A to the Company’s Proxy Statement on Form DEF 14A filed on July 30, 2018)
10.4[u]	Stock Option Award Agreement between the Company and Lutz Henckels dated June 6, 2018 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended March 31, 2018)
10.5[u]	Form of Option Agreement for Directors under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019)
10.6[u]	Form of Option Agreement for Certain Grants to Executive Officers under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 6, 2019)
10.7[u]	Form of Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 6, 2019)
10.8[u]

Form of Option Agreement for Certain Grants to Executive Officers under 2018 Equity Incentive Plan (one year vesting) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 31, 2020)

10.9[u]	Form of Option Agreement under 2018 Equity Incentive Plan (one year vesting) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 31, 2020)
10.10	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 29, 2019)
10.11	Form of Prefunded Warrant to Purchase Common Stock on April 27, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 30, 2021)
10.12[u]	Severance Agreement between the Company and John Regazzi dated June 23, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2020)
10.13[u]	Severance Agreement between the Company and Lutz Henckels dated June 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2020)
10.14[u]	Severance Agreement between the Company and Daniel Kirby dated November 26, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended March 28, 2020)
10.15[u]	Severance Agreement between the Company and Armand Pantalone dated March 21, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 26, 2019)
10.16	Lease Agreement between the Company and SF II Creekside LLC dated January 5, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended March 31, 2018)
10.17	Registration Rights Agreement by and among the Company and Certain Investors dated as of April 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 30, 2021)
10.18	Securities Purchase Agreement by and among the Company and Certain Investors dated as of April 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2021)
10.19

Amended and Restated Business Financing Agreement between the Company, Microsource, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2019)

21*	Significant Subsidiaries
23*	Consent of Armanino LLP
31.1*

Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended

31.2*

Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

u      Indicates management contract, compensatory plan or arrangement.

*      Filed herewith

**    Furnished herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED

/s/ JOHN R. REGAZZI	June 25, 2021
Chief Executive Officer	Date

In accordance with the requirements of the Securities Exchange Act, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. THOMPSON	Chairman of the Board of Directors	June 25, 2021
William J. Thompson		Date

/s/ JOHN R. REGAZZI	Chief Executive Officer and Director	June 25, 2021
John R. Regazzi		Date

/s/ LUTZ P. HENCKELS	Chief Operating Officer,	June 25, 2021
Lutz P. Henckels	Chief Financial Officer and Director	Date
(Principal Financial and Accounting Officer)

/s/ GORDON L. ALMQUIST	Director	June 25, 2021
Gordon L. Almquist		Date

/s/ THOMS E. VICKERS	Director	June 25, 2021
Thomas E. Vickers		Date