Form 10-K/A
period 2021-03-27
GIGA TRONICS INC
filed 2021-07-26
CIK 719274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 27, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

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

There were a total of 2,735,010 shares of the Registrant’s Common Stock outstanding as of July 22, 2021.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended March 27, 2021, which Giga-tronics Incorporated (the "Company," “Giga-tronics,” “we” or “our”) previously filed with the Securities and Exchange Commission ("SEC") on June 25, 2021. We are filing this amendment solely to include the information required in Part III, Items 10 through 14 that was previously omitted from the Form 10-K. Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Form 10-K/A should be read in conjunction with the original filing on Form 10-K and the Company's other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of Giga-tronics. The names of our executive officers, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

Name	Age	Position
John R. Regazzi	66	Chief Executive Officer, Secretary and Director
Lutz P. Henckels	80	Chief Financial Officer, Chief Operating Officer, Executive Vice President and Director
Armand Pantalone	56	Chief Technology Officer
Dan Kirby	57	Vice President of Business Development

John R. Regazzi has served as a member of our Board since 2006. He has been our Chief Executive Officer since February 2018. Previously he was appointed Co-Chief Executive Officer in June 2017 and Chief Technology Officer in August 2016. From 2006 to August 2016, he was the President and Chief Executive Officer of the Company. Prior to that, Mr. Regazzi held the following positions within the Giga-tronics Instrument Division: President and General Manager, Vice President of Operations, and Vice President of Engineering. Mr. Regazzi also serves as the Company’s Secretary. Prior to Giga-tronics, Mr. Regazzi was with Hewlett Packard for 22 years in various design and management positions associated with their microwave sweeper and synthesizer product lines. Mr. Regazzi holds a Bachelor of Science in Electrical Engineering from Rutgers University and a Master of Science in Electrical Engineering from Lehigh University.

The Board believes that Mr. Regazzi’s current role as Chief Executive Officer, his RF and Microwave expertise, and his depth of experience in engineering and manufacturing management qualify him to serve as a director of Giga-tronics.

Lutz P. Henckels has served as a member of our Board since 2011. He was appointed as our Executive Vice President and Chief Financial Officer in March 2019, having served as our Interim Chief Financial Officer since February 2018. He was appointed to the additional position of Chief Operating Officer in July 2020. Dr. Henckels has more than 40 years’ experience in corporate leadership roles, and previously served as Chief Executive Officer of public and private technology companies, including HiQ Solar, SyntheSys Research (acquired by Tektronix/Danaher), LeCroy Corporation and HHB Systems. He was the founder of HHB Systems, an electronic design automation company, and took that company public with its listing on Nasdaq. As CEO of LeCroy, he focused the company on its oscilloscope business, drove a successful turnaround and guided that company though its public listing on Nasdaq. Dr. Henckels holds a Bachelor of Science and Master of Science in Electrical Engineering and PhD in Computer Science from the Massachusetts Institute of Technology and he is also a graduate of the OMP program of Harvard Business School. During his career he has served as a director for several publicly traded companies, including Ikos, Inframetrics and LeCroy.

The Board believes that Dr. Henckels’ current role as Executive Vice President, Chief Financial Officer and Chief Operating Officer enables him to provide valuable insight and perspective on strategic and business matters and that his knowledge of and experience in the technology industry qualify him to serve as a director of Giga-tronics.

Armand Pantalone was promoted to the position of Chief Technology Officer on June 11, 2018. Mr. Pantalone joined Giga-tronics in July 2016 as the Director of RADAR & EW Test Solutions. Prior to joining the Company, Mr. Pantalone worked at Raytheon’s Integrated Defense Systems Division from July 1996 to June 2016. In his 20 years at Raytheon, Mr. Pantalone held a variety of technical and leadership positions associated with RADAR and missile defense programs. Mr. Pantalone’s previous experience includes 10 years at Northrop Grumman/Norden Systems as an RF & Microwave engineer specializing in the design of RADAR systems including system integration and flight testing. Mr. Pantalone graduated from Clarkson University in Potsdam, NY with a dual degree in Electrical and Computer Engineering.

Daniel Kirby was promoted to the position of Chief Customer Officer in April 2021. Previously, Mr. Kirby was the Company’s Vice President of Business Development since November 2019 and Director of Business Development since May 2018 and from 2013 to 2017. From 2017 until rejoining the Company in 2018, Mr. Kirby owned and operated a consulting firm, which provided technical account management services to the Company. Mr. Kirby served in the US Air Force for 21 years, retiring in 2002 as the Chief of Advance Systems – Integration and Test for the Big Safari Program Office, Det 4. After retiring from the Air Force, Mr. Kirby was a Staff Consultant at SAIC providing technical and programmatic support for the Big Safari Program Office until joining Aeroflex as the Western Regional Manager from 2003 to 2011 and later joined Tektronix as a Mil/Gov Strategic Account Manager from 2011 to 2013.

Our Directors

The Board consists of five directors. The names of our directors, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

			Director
Name	Age	Positions and Offices Held with Company	Since
William J. Thompson	56	Director, Chairman of the Board	2011
John R. Regazzi	66	Chief Executive Officer, Secretary and Director	2006
Gordon L. Almquist	71	Director	2012
Thomas E. Vickers	57	Director	2020
Lutz P. Henckels	80	Chief Financial Officer, Chief Operating Officer, Executive Vice President and Director	2011

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

William J. Thompson has served as Chairman of the Board of Directors since August 2016 and has been a member of our Board since 2011. Dr. Thompson served as our Acting Chief Executive Officer from August 2016 until June 2017. Dr. Thompson serves as CTO of Safetonet Limited, a privately held cyber-safety business focused on protecting children from online harms that makes Net Nanny™ parental control software, and he is a partner at QFT Analytics, a private company that offers financial modeling and back office solutions for small companies. Dr. Thompson was a Managing Member of Alara Capital AVI II and was Director of Research for Jacobi Capital Management. Dr. Thompson cofounded Circadiant Systems (acquired by JDS Uniphase Corporation), a venture capital backed test and measurement company that designed and manufactured instrumentation for optical communication. Dr. Thompson also served as a Member of Technical Staff at Lucent Technologies where he designed analog RF optoelectronic components for high speed optical communication, and as a researcher with the University of Maryland. Dr. Thompson graduated summa cum laude with a Bachelor of Science in Physics from University of North Carolina at Charlotte and holds a Ph.D. in Physics from Stony Brook University. He graduated as a Palmer Scholar with an MBA in Finance from the Wharton School of the University of Pennsylvania.

The Board believes that Dr. Thompson’s extensive knowledge and experience with RF and the test and measurement industry, and his valuable insight and knowledge in financial matters qualify him to serve as a director of Giga-tronics.

Member: Nominating and Governance Committee (Chair), Compensation Committee, and Audit Committee

John R. Regazzi, biography is set forth under the heading “Our Executive Officers”

Gordon L. Almquist has served as a member of our Board since 2012. Mr. Almquist has more than 35 years of experience in senior financial management roles at public and private technology companies. From August 2009 until his retirement in June 2016, Mr. Almquist served as the Vice President and Chief Financial Officer of Keyssa, Inc. (formerly known as WaveConnex, Inc.), a semiconductor technology company headquartered in Campbell, California. Prior to Keyssa, he held similar positions at Strix Systems, where he was also a co-founder, and publicly traded companies including Vertel Corporation and 3D Systems Corporation. Mr. Almquist also served on the board of directors for CAP Wireless (acquired by TriQuint Semiconductor in 2013). Mr. Almquist is a certified public accountant (inactive) in the State of California and holds a Bachelor of Science degree in business administration (accounting) from California State University, Northridge.

The Board believes that Mr. Almquist’s expertise and knowledge of financial and audit matters and public company experience qualify him to serve as a director of Giga-tronics.

Member: Audit Committee (Chair), Compensation Committee, Nominating and Governance Committee

Thomas E Vickers has served as a member of our board since September 2020. Mr. Vickers has more than 35 years of experience in corporate finance and operations management. Presently, he is the President of Stack Financial Inc., a finance and accounting advisory firm that provides family office, CFO on demand, finance and accounting services to various clients. He has been a director of Veritas Farms, Inc., an Exchange Act registrant, since 2020. Previously, he served as Chief Financial Officer and Senior Vice President of Human Resources for OmniComm Systems Inc., a healthcare technology company, where he was a key member of the executive team that successfully completed that company’s acquisition by Anju Software. At OmniComm he had primary responsibility for planning, implementing, managing and controlling all financial activities and worked directly with the CEO to determine budget, disbursements and expenditures of money and capital assets. Prior to that, Mr. Vickers spent six years at Ocwen Financial Corporation, a financial services company providing mortgage servicing solutions, where he first served as Director and Controller and later as Director, Servicing Operations. Earlier in his career, Mr. Vickers was Vice President of Operations for S & J, and before that he worked at Precision Response Corporation where he served in financial and operational roles of increasing responsibility, culminating as Vice President, Financial Operations. He holds a BBA in Finance, a BBA in Accounting and an MTX in Taxation from Florida Atlantic University, as well as an MBA in Finance from the University of Miami. He is also a Chartered Financial Analyst® charterholder.

The Board believes that Mr. Vickers’ expertise and knowledge of financial and audit matters and public company experience qualify him to serve as a director of Giga-tronics.

Member: Compensation Committee (Chair), Audit Committee, Nominating and Governance Committee

Lutz P. Henckels, biography is set forth under the heading “Our Executive Officers”

INFORMATION ABOUT THE BOARD

AND COMMITTEES OF THE BOARD

Meetings

There were 24 meetings of the Board during the fiscal year ended March 27, 2021. During the fiscal year, each director attended 75% or more of the aggregate number of meetings of the Board and meetings of Board committees of which the director was a member. Directors are expected to attend the annual shareholder meetings except for good cause. As a result of the COVID-19 pandemic only two directors attended the annual meeting in 2020.

Committees

The Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each of the committees has a charter that is available on the investor relations section of the Company’s website at https://investor.gigatronics.com/corporate-governance/governance-documents

Audit Committee

The Audit Committee consists of directors Gordon L. Almquist (Chairman), William J. Thompson, and Thomas E. Vickers. Each member is considered to be independent under the director independence standards of the Nasdaq Stock Market applicable to audit committee members. The Audit Committee serves to monitor the effectiveness of the independent audit, as well as the Company’s accounting, financial controls and financial reports. The Audit Committee must pre-approve all non-audit services provided by the independent public accounting firm. The Audit Committee held five meetings during the past fiscal year.

The Board has determined that Mr. Almquist and Mr. Vickers have:

(i) an understanding of generally accepted accounting principles and financial statements;

(ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

(iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities;

(iv) an understanding of internal control over financial reporting; and

(v) an understanding of audit committee functions.

Therefore, the Board determined that Mr. Almquist and Mr. Vickers each qualify as an Audit Committee’s financial expert for purposes of the requirements of the Sarbanes-Oxley Act of 2002.

During the most recently completed fiscal year, the Audit Committee met five times.

Compensation Committee

The Compensation Committee consists of directors Thomas E. Vickers (Chairman), Gordon L. Almquist and William J. Thompson. Each member of the committee is independent under the independence standards of the Nasdaq Stock Market. The Compensation Committee formulates recommendations to the Board regarding levels of compensation for management. In addition, in order to recognize the expected future contributions of key employees and provide an additional incentive for them to remain with the Company over the long-term, the Compensation Committee awards options to purchase shares of our common stock and other forms of equity awards. The Compensation Committee reviews and approves all stock options, other equity awards and executive compensation.

During the 2021 fiscal year, the Compensation Committee did not conduct any formal meetings, however, the Compensation Committee members met and conferred outside formal board meetings throughout the year, reporting their conclusions and recommendations to the full Board for action, as described above.

Compensation Committee Interlocks and Insider Participation

No current or former executive officer or other employee of Giga-tronics serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Giga-tronics Board or Compensation Committee.

The Compensation Committee consists of directors Thomas E. Vickers (Chairman), Gordon L. Almquist and William J. Thompson. As described above, Dr. Thompson was employed as the Company’s Acting (interim) Chief Executive Officer during 2016 and 2017.

Nominating and Governance Committee

The Nominating and Governance Committee (the “Nominating Committee”) consists of directors William J. Thompson (Chairman), Gordon L. Almquist, and Thomas E. Vickers. Each member of the committee is independent under the independence standards of the Nasdaq Stock Market. The purpose of the Nominating Committee is to recommend persons for membership on the Board, to establish criteria and procedures for the selection of new directors, and to evaluate and recommend to our Board any revisions to our corporate governance guidelines. The Nominating Committee did not meet during the last fiscal year and made no recommendations with respect to nominees for the 2021 Annual Meeting and instead, the nominees, each of whom is currently a director, were selected by our full Board.

The Nominating Committee has no formal process for identifying and evaluating candidates. Existing directors identify suitable candidates as the need arises. The Board’s policy is to consider any director candidate nominated or recommended by a shareholder in the same manner that it would consider a candidate nominated by the Board or Nominating Committee. Shareholder recommendations should be submitted in writing to the Company by mail at its main office at least 120 days in advance of the anniversary date of the mailing of notice of the previous year’s annual meeting and should include sufficient biographical information (including all information that would be required to be disclosed in a proxy statement for a shareholder meeting at which directors are to be elected) for the committee to make an initial evaluation of the candidate’s qualifications. The Company has never engaged or paid a fee to a third-party search firm in connection with the nomination of a candidate for director.

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

The Nominating Committee has no formal policy on the consideration to be given to diversity in the nomination process, other than to seek candidates who have skills and experience that are appropriate to the position and complementary to those of the other board members or candidates.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all directors, officers and employees. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics upon written request mailed to the Company at its main office, to the attention of the Corporate Secretary.

Board Leadership Structure

The positions of Chairman of the Board and Chief Executive Officer are currently held by different persons. The Board believes that having a separate chairman helps enable the Board to maintain an independent perspective on the activities of the Company and executive management. Periodically, the Board assesses the roles and the Board leadership structure to ensure the interests of the Company and the shareholders are best served.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

The following table provides information concerning compensation paid or accrued by the Company, to or on behalf of Giga-tronics’ chief executive officer and the two other most highly compensated executive officers during the last fiscal year ended March 27, 2021:

Summary Compensation Table
Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($ )
(a)	(b)	(c)	(d)	(f)	(i)	(j)
John R. Regazzi	2021	$259,923	$—	$44,292	$600	$304,815
Chief Executive Officer	2020	$248,461	$50,000	$57,500	$1,058	$357,019

Lutz P. Henckels	2021	$279,769	$25,000	$60,901	$—	$365,670
Executive Vice President	2020	$248,461	$30,000	$57,500	$—	$335,961
Chief Financial Officer & Chief Operating Officer

Armand Pantalone	2021	$275,000	$44,769	$27,682	$—	$347,451
Chief Technical Officer	2020	$227,108	$—	$36,695	$—	$263,803

1

The value for Stock Option Awards in the table above represents grant date fair value of Stock Option Awards for fiscal year 2021 and 2020. For Option Awards, the dollar amount for each individual varies depending on the number of options granted, the fair value of such options, and the vesting terms of such options. See Note 1 of the audited consolidated financial statements for the fiscal year ended March 27, 2021 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under ASC 718. All options were granted under the Company’s 2018 Equity Incentive Plan

2	Includes contributions made by Giga-tronics to its 401(k) Plan which match in part the pre-tax elective deferral contributions included under Salary made to the 401(k) plan by the executive officers.

Stock Options

The following table sets forth information about stock options held by the named executive officers outstanding at the end of fiscal year 2021. All option exercise prices were based on market price on the date of grant.

Outstanding Equity Awards at Fiscal Year-End
Name	Shares subject to Unexercised Options ( #) Exercisable	Shares subject to Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Expiration Date
(a)	(b)	(c)	(e)	(f) (1)
John R. Regazzi	—	16,000	$3.51	12/29/2030
	6,671	6,671	$4.95	4/14/2029
	7,782	5,559	$4.05	12/18/2028
	5,374	1,297	$4.95	3/30/2028
	6,665	—	$4.95	12/15/2021
	6,665	—	$4.95	8/22/2022
	6,665	—	$4.95	3/13/2023
Lutz P. Henckels	—	22,000	$3.51	12/29/2030
	6,671	6,671	$4.95	4/14/2029
	7,782	5,559	$4.05	12/18/2028
	17,789	8,894	$4.95	3/30/2028
	365	—	$27.60	7/1/2024
Armand Pantalone	—	10,000	$3.51	12/29/2030
	3,783	4,229	$5.25	5/23/2029
	2,488	829	$4.05	6/11/2028
	2,672	645	$4.95	3/30/2028
	1,068	267	$12.45	1/18/2027

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Change-In-Control Arrangements

All outstanding equity awards may accelerate and become exercisable for fully vested shares of common stock upon a change in control of the Company to the extent the awards are not assumed or replaced by comparable awards of the capital stock of the successor or acquiring entity. In addition, the board of directors, either in advance of or at the effective time of a change of control, may provide for the acceleration of an employee’s outstanding equity awards in the event that his or her employment should subsequently terminate following the change of control.

In order to reinforce and encourage the continued attention and dedication of certain key members of management, we have entered into severance agreements with certain executive officers including Mr. Regazzi, Dr. Henckels, Mr. Pantalone, and Mr. Kirby.

Under Mr. Regazzi’s and Mr. Henckels’ agreements, each would receive such salary and other benefits described above for 15 months and acceleration of all unvested equity awards if he is terminated without cause or resigns for good reason, as defined in his agreement, within 12 months following a change of control. Each would receive 12 months of salary and payment of COBRA premiums following an involuntary termination if made prior to or after 12 months following a change in control.

Under their respective agreements, Mr. Pantalone and Mr. Kirby would be entitled to six months of base salary if he resigns for good reason, as defined in his agreement, in connection with a change of control or is terminated without cause, whether or not in connection with a change in control.

Transactions with Related Parties

Any transaction or arrangement involving an amount exceeding $120,000 and in which a director, executive officer or immediate family member of either has or will have a direct or indirect material financial interest must be approved by a majority of the disinterested members of the Board. During the most recent fiscal year, there were no such arrangements, other than compensation arrangements as described herein.

Compensation of Directors

The following table sets forth information about the compensation paid to the Company’s non-employee directors in fiscal year 2021. Information regarding the compensation of the Company’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer, both of whom are directors but received no additional compensation for such service, is described in “Executive Compensation” above.

Director Compensation
Name	Fees Earned or Cash Paid	Option Awards	Restricted Stock Awards (RSA)	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation	Total
	(1)($)	(2)($)	(3)($)	($)	($)	($)

Gordon L. Almquist	$44,000	$6,372	$19,850	$—	$—	$70,222
William J. Thompson	$—	$6,372	$19,850	$—	$—	$26,222
Thomas E. Vickers	$—	$—	$12,345	$—	$—	$12,345
Jamie Weston (4)	$—	$—	$—	$—	$—	$—

1	Mr. Almquist, as Chairman of the Audit Committee, received annual cash compensation of $44,000 for fiscal year 2021.
2	2,000 shares of stock options were granted to Mr. Almquist valued at $3.97 per share for FY21 on March 4, 2020
2,000 shares of stock options were granted to Mr. Thompson valued at $3.97 per share for FY21 on March 4, 2020
3	5,000 shares of RSA were granted to Mr. Almquist valued at $3.97 per share for FY21 on March 4, 2020
5,000 shares of RSA were granted to Mr. Thompson valued at $3.97 per share for FY21 on March 4, 2020
3,000 shares of RSA were granted to Mr. Vickers valued at $4.115 per share for FY21 on April 16, 2021
4	Mr. Weston resigned from the board in September 2020

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table includes information as of March 27, 2021, concerning the beneficial ownership of Giga-tronics’ common stock for: each person known by Giga-tronics to own beneficially more than 5% of Giga-tronics’ outstanding common stock and common stock equivalents; each director and nominee; each executive officer named in the Summary Compensation Table above; and all directors and executive officers of Giga-tronics as a group:

Stock Ownership of Certain Beneficial Owners
Name of Beneficial Owner and Position(s) with the Company	Amount and Nature of Beneficial Ownership	See notes below	Percentage of Total Outstanding Common Stock
Gordon L. Almquist, Director	38,898	1	1.48%
Lutz P. Henckels, EVP, CFO, COO and Director	73,488	2	2.79%
John R. Regazzi, Chief Executive Officer, Secretary and Director	82,420	3	3.13%
William J. Thompson, Director, Chairman of the Board	26,944	4	1.02%
Thomas E. Vickers, Director	19,572	5	0.74%
Armand Pantalone, Chief Technology Officer	15,441	6	0.59%
Daniel Kirby, Vice President Business Development	41,517	7	1.58%

All executive officers and directors as a group	298,280	8	11.32%
(7 persons, including those above)
Thomas Leonard	138,413	9	5.25%
1617 John F. Kennedy Blvd 19th Floor
Philadelphia, PA 19103
John Gruber	197,213	10	7.48%
300 Tamal Plaza, Ste 280
Corte Madera, CA 94925
Cornelis F. Wit Revocable Living Trust	309,561	11	11.74%
2101 West Commercial Blvd, Suite 3500
Fort Lauderdale, FL 33309
Laurence W. Lytton	247,700	12	9.40%
467 Central Park West
New York, NY 10025
AWM Investment Company, Inc.	237,383	13	9.01%
c/o Special Situations Funds
527 Madison Avenue, Suite 2600
New York, NY 10022

1	Includes 7,285 shares of common stock issuable under options exercisable within 60 days of March 27, 2021.
2

Includes 34,830 shares of common stock issuable under options exercisable within 60 days of March 27, 2021, 4,650 shares of common stock issuable upon conversion of 697.4 shares of Series B preferred stock, 1,573 shares of common stock issuable upon conversion of 236.0 shares of Series C preferred stock, and 2,353 shares of common stock issuable upon conversion of 353.0 shares of Series D preferred stock.

3	Includes 41,473 shares of common stock issuable under options exercisable within 60 days of March 27, 2021.
4	Includes 5,770 shares of common stock issuable under options exercisable within 60 days of March 27, 2021.
5

Includes 2,114 shares of common stock issuable upon conversion of 317.1 shares of Series B preferred stock, 787 shares of common stock issuable upon conversion of 118.05 shares of Series C preferred stock, and 1,174 shares of common stock issuable upon conversion of 176.1 shares of Series D preferred stock.

6	Includes 10,641 shares of common stock issuable under options exercisable within 60 days of March 27, 2021.
7	Includes 8,339 shares of common stock issuable under options exercisable within 60 days of March 27, 2021.
8

Includes 108,338 shares of common stock issuable under options exercisable within 60 days of March 27, 2021, 6,764 shares of common stock issuable upon conversion of 1,015 shares of Series B preferred stock, 2,360 shares of common stock issuable upon conversion of 354 shares of Series C preferred stock, and 3,527 shares of common stock issuable upon conversion of 529 shares of Series D preferred stock.

9	Excludes 40,200 shares of common stock issuable upon conversion of warrants which expired on January 29, 2021.
10	Includes 170,000 shares of common stock issuable upon conversion of 17,000 shares of Series E preferred stock.
11

Information is based on a Schedule 13G/A filed by Cornelis Wit on September 2, 2020. On August 27, 2020, the Reporting Person acquired 56,227 shares of Common Stock, 8,231 shares of Series B Preferred Stock of the Issuer, 3,071 shares of Series C Preferred Stock of the Issuer and 4,583 shares of Series D Preferred Stock of the Issuer. Each share of the Series B, C and D Preferred Stock provides the Reporting Person voting rights at any meeting of the stockholders of the Issuer and such shares of Series B, C and D Preferred Stock will vote together with the common stockholders of the Issuer in the amount of 6.6666 votes per Series B, C and D Preferred Stock equaling an aggregate of 105,899 votes.

12	Information is based on a Schedule 13G/A filed by Laurence W. Lytton on February 16, 2021.
13

Information is based on a Schedule 13G/A filed by AWM Investment Company, Inc. (“AWM”) on February 12, 2021 reporting that AWM Investment Company, is the investment adviser to Special Situations Technology Fund, L.P.(“TECH”) and Special Situations Technology Fund II, L.P. (“TECH II”), (TECH and TECH II will hereafter be referred to as the “Funds”). As the investment adviser to the Funds, AWM holds sole voting and investment power over 36,781 shares of Common Stock of the Issuer (the “Shares”) held by TECH and 200,602 Shares held by TECH II.

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

The Board has determined that Messrs. Almquist, Thompson, and Vickers, representing a majority of the Board, are independent under the independence standards of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees billed for professional services rendered by Armanino LLP in fiscal year 2021 and in fiscal year 2020 in the following categories:

	Fiscal Years Ended
	March 27, 2021	March 28, 2020
Audit fees (1)	$164,809	$158,641
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees (2)	$—	$31,772

1

Audit fees consist of fees for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of consolidated financial statements included in the Company’s quarterly reports (on Form10-Q) and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

2	Follow on offering (S-1) fee in fiscal 2020

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

   (a) The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

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

GIGA-TRONICS INCORPORATED

/s/ JOHN R. REGAZZI	July 26, 2021
Chief Executive Officer	Date

In accordance with the requirements of the Securities Exchange Act, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. THOMPSON	Chairman of the Board of Directors	July 26, 2021
William J. Thompson		Date

/s/ JOHN R. REGAZZI	Chief Executive Officer, Secretary and Director	July 26, 2021
John R. Regazzi	(Principal Executive Officer)	Date

/s/ LUTZ P. HENCKELS	Chief Operating Officer,	July 26, 2021
Lutz P. Henckels	Chief Financial Officer and Director	Date
(Principal Financial and Accounting Officer)

/s/ GORDON L. ALMQUIST	Director	July 26, 2021
Gordon L. Almquist		Date

/s/ THOMS E. VICKERS	Director	July 26, 2021
Thomas E. Vickers		Date