Form 10-Q
period 2021-06-26
GIGA TRONICS INC
filed 2021-08-10
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 26, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

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

Large accelerate filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☒

There was a total of 2,725,010 shares of the Registrant’s Common Stock outstanding as of August 9, 2021.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Giga-tronics Incorporated (“Giga-tronics,” “Company,” “us” or “we”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products, revenue or cost savings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “projected”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s ability to obtain necessary capital to finance its operations; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) the results of pending or threatened litigation; (4) risks related to customers’ credit worthiness/profiles; (5) changes in the Company’s credit profile and its ability to borrow; (6) a potential decline in demand for certain of the Company’s products; (7) potential product liability claims; (8) the potential loss of key personnel; (9) U.S. and international economic conditions and (10) the COVID-19 pandemic, including the effects of governmental responses to the pandemic. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 27, 2021 for further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except share data)

	June 26, 2021	March 27, 2021*
Assets
Current assets:
Cash	$1,030	$736
Trade accounts receivable, net of allowance of $3 and $3, respectively	394	801
Inventories	4,404	3,601
Prepaid expenses	63	100
Unbilled receivable	941	1,120
Total current assets	6,832	6,358
Property and equipment, net	429	455
Right-of-use asset	781	865
Other long-term assets	169	169
Total assets	$8,211	$7,847
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$799	$1,044
Loan payable, net of discounts and issuance costs	295	683
Accrued payroll and benefits	523	446
Deferred revenue	103	7
Lease obligations	455	445
Prefunded warrants liability	1,657	—
Other current liabilities	281	279
Total current liabilities	4,113	2,904
Other non-current liabilities	—	6
Long term lease obligations	571	690
Total liabilities	4,684	3,600

Shareholders’ equity:
Preferred stock; no par value; Authorized – 1,000,000 shares:
Series A convertible preferred stock: 250,000 shares designated; 0 shares issued and outstanding at June 26, 2021 and March 27, 2021	—	—
Series B, C, D convertible preferred stock: 19,500 designated shares; 17,782 shares issued and outstanding at June 26, 2021 and March 27, 2021; (liquidation preference of $3,367 at June 26, 2021 and March 27, 2021)	2,745	2,745
Series E convertible preferred stock: 100,000 designated shares; 5,700 shares issued and outstanding at June 26, 2021 and 9,200 shares at March 27, 2021; (liquidation preference of $214 at June 26, 2021 and $345 at March 27, 2021)	90	177
Common stock; no par value; Authorized – 13,333,333 shares; 2,725,010 shares issued and outstanding at June 26, 2021 and 2,635,856 shares at March 27, 2021	32,736	32,306
Accumulated deficit	(32,044)	(30,981)
Total shareholders’ equity	3,527	4,247
Total liabilities and shareholders’ equity	$8,211	$7,847

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements
* Derived from the audited financial statements as of and for the fiscal year ended March 27, 2021.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended
	June 26, 2021	June 27, 2020
Net revenue:
Goods	$51	$1,109
Services	1,999	2,439
Total revenue	2,050	3,548
Cost of revenue	1,250	2,034
Gross profit	800	1,514

Operating expenses:
Engineering	402	437
Selling, general and administrative	1,098	969
Total operating expenses	1,500	1,406
Operating income (loss)	(700)	108

Interest expense, net and other:
Other expense, net	(111)	—
Interest expense, net	(3)	(33)
Income (loss) before income taxes	(814)	75
Provision for income taxes	—	—
Net income (loss)	(814)	75
Deemed dividend on Series E preferred stock	(3)	(3)
Cumulative dividends on converted Series E preferred stock	(43)	—
Net income (loss) attributable to common shareholders	$(860)	$72

Income (loss) per common share – basic	$(0.32)	$0.03
Income (loss) per common share – diluted	$(0.32)	$0.03

Weighted average common shares used in per share calculation:
Basic	2,725	2,636
Diluted	2,725	2,826

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(In thousands except share data)

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 28, 2020	26,982	$2,922	2,635,856	$31,952	$(30,574)	$4,300
Net income	—	—	—	—	72	72
Stock based compensation	—	—	—	76	—	76
Balance at June 27, 2020	26,982	$2,922	2,635,856	$32,028	$(30,502)	$4,448

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 27, 2021	26,982	$2,922	2,635,856	$32,306	$(30,981)	$4,247
Net loss	—	—	—	—	(860)	(860)
Restricted stock granted	—	—	18,000	—	—	—
Restricted stock forfeited	—	—	(10,000)	—	—	—
Stock based compensation	—	—	—	155	—	155
Deemed dividend in connection with prefunded warrants issuance	—	—	—	—	(203)	(203)
Common stock issuance, net of offering costs	—	—	46,154	145	—	145
Conversion of Series E preferred stock to common stock	(3,500)	(87)	35,000	130	—	43
Balance at June 26, 2021	23,482	$2,835	2,725,010	$32,736	$(32,044)	$3,527

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	June 26, 2021	June 27, 2020
Cash flows from operating activities:
Net income (loss)	$(860)	$72
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	52	68
Stock based compensation	155	76
Cumulative dividends on Series E preferred stock	43	—
Gain on remeasurement of prefunded warrants liability	(46)	—
Finance costs for issuance of prefunded warrants	157	—
Changes in operating assets and liabilities:
Trade accounts receivable	407	(176)
Inventories	(829)	231
Prepaid expenses	37	(1,527)
Unbilled receivable	179	684
Right-of-use asset	84	77
Accounts payable	(245)	(42)
Accrued payroll and benefits	77	128
Deferred revenue	96	(12)
Accrued interest	10	(1)
Other current and non-current liabilities	(16)	(17)
Net cash used in operating activities	(699)	(439)
Cash flows from financing activities:
Payments on leases	(107)	(110)
Repayments of borrowings	(1,008)	(597)
Proceeds from loan payable, net of issuance costs	620	1,131
Proceeds from issuance of stock, net of issuance costs	145	—
Proceeds from issuance of prefunded warrants	1,500	—
Finance costs from issuance of prefunded warrants	(157)	—
Net cash provided by financing activities	993	424

Increase (decrease) in cash	294	(15)
Beginning cash	736	657
Ending cash	$1,030	$642

Supplementary disclosure of cash flow information:
Cash paid for interest	$3	$38

Supplementary disclosure of non-cash activities:
Deemed dividend on common shares from prefunded warrants issuance	$203	$—
Deemed dividend on common shares from conversion of Series E Shares	$43	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Organization and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (“Giga-tronics,” “Company,” “us” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. Please refer to the Company’s Annual Report on Form 10-K for the year ended March 27, 2021 for a discussion of our significant accounting policies. During the three months ended June 26, 2021, there were no material changes to these policies other than as disclosed below. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the SEC for the year ended March 27, 2021.

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

Note 2.           Inventories

Inventories are comprised of the following:

Category (Dollars in thousands)	June 26, 2021	March 27, 2021
Raw materials	$1,576	$946
Work-in-progress	2,621	2,418
Finished goods	125	129
Demonstration inventory	82	108
Total	$4,404	$3,601

Note 3.      Financed Receivables

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

During the first quarter of fiscal 2022, the Company borrowed a total of $620,000 and repaid a total of $1.0 million under the Restated Financing Agreement. During the first quarter of fiscal 2021, the Company borrowed a total of $344,000 and repaid a total of $424,000 under the Restated Financing Agreement. As of June 26, 2021 and March 27, 2021, the Company’s total outstanding borrowings under the Restated Financing Agreement were $295,246 and $683,382, respectively, and are included in Loan payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheets.

Note 4.       Term Loan

On April 27, 2017, the Company entered into a $1.5 million loan agreement with Partners For Growth (“PFG”), which was funded by PFG on April 28, 2017 (“PFG Loan”).

As of June 26, 2021 and March 27, 2021, the Company’s total outstanding loan balance was zero dollars and the agreement was terminated.

Note 5.       Paycheck Protection Program under the CARES Act

On April 23, 2020, the Company borrowed $786,200 from Western Alliance Bank pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief, and the Economic Security Act (“PPP Loan”). The Company accounted for the PPP Loan as a loan under ASC 470, Debt. The PPP Loan had a stated maturity date of April 23, 2022 with interest accruing on the principal balance at the rate of 1.0% per annum.

On November 19, 2020, the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the Small Business Administration (“SBA”) and recognized as a gain on extinguishment.

Note 6.       Leases

Operating leases

Building - The Company has a non-cancelable operating lease for office, research and development, engineering, laboratory, storage and/or warehouse uses in Dublin, California for 77 months from April 1, 2017 through August 31, 2023. The Company agreed to pay an aggregate base rent of $2,384,913 for the period of 77 months, with an annual increase of $0.05 per rentable square foot for each subsequent year beyond the initial twelve month lease period. The lease provided for rent abatement of $173,079 during the initial five months of the lease term, subject to the Company performing the terms and conditions required under the lease, and certain tenant improvements completed at the landlord’s expense of $358,095.

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

Lease costs

For the three months ended:

Description (Dollars in thousands)	Classification	June 26, 2021
Operating lease costs	Operating expenses	$133

Other information:

Three month period ended June 26, 2021	Operating leases
Operating cash used for leases	$150

Future lease payments as of June 26, 2021, were as follows:

Description (Dollars in thousands)	Operating leases
2022 (remaining 9 months)	$377
2023	515
2024	209
Total future minimum lease payments	1,101
Less: imputed interest	(108)
Present value of lease liabilities	$993

Note 7.         Fair Value Measurement

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under ASC 820 are described below:

•

Level 1  —Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasuries and trading securities with quoted prices in active markets.

•

Level 2  —Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

•	Level 3 —Valuations based on unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

In determining the fair value of warrants, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Upon issuance on April 27, 2021 and at June 26, 2021 the prefunded warrants liability was measured at fair value. See Note 8.

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Level 1	Level 2	Level 3	Total
Balance at March 27, 2021
Liabilities
Prefunded warrants liability	$—	$—	$—	$—

Balance at June 26, 2021
Liabilities
Prefunded warrants liability	$—	$—	$1,657	$1,657

During the three months ended June 26, 2021 and the year ended March 27, 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value and the valuation techniques used did not change compared to the Company’s established practice.

The fair value measurement of the prefunded warrants has been determined considering its intrinsic value because of the de-minimis exercise price of $0.01 per share. The Company’s common stock fair value is a significant Level 3 input affecting the valuation of the prefunded warrants.

Prefunded warrants liability
Balance at March 27, 2021	$—
Initial fair value of prefunded warrants issued in April 2021	1,703
Gain on remeasurement of prefunded warrants liability	(46)
Balance at June 26, 2021	$1,657

There were no assets measured at fair value on a recurring basis and there were no assets  measured at fair value on a non-recurring basis at June 26, 2021 and March 27, 2021. There were no liabilities measured at fair value on a recurring or non-recurring basis at March 27, 2021.

Note 8.    Sales of Common Stock and Prefunded Warrants

On April 27, 2021, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain accredited investors (“Investors”) pursuant to which it issued and sold prefunded warrants to purchase an aggregate of 461,538 shares of the Company’s common stock (“Prefunded Warrants”) for gross proceeds of $1,500,000 or $3.25 per Prefunded Warrants in a private placement on the same day. Net proceeds to the Company after fees and expenses of the private placement were approximately $1,343,000. The Purchase Agreement contains customary representations and warranties of the Company and certain indemnification obligations and ongoing covenants of the Company.

The Prefunded Warrants are immediately exercisable and may be exercised for a de-minimis exercise price of $0.01 per share subject to the limitation that a holder of the Prefunded Warrants will not have the right to exercise any portion of the Prefunded Warrants if the holder together with its affiliates and attribution parties (as such terms are defined in the Prefunded Warrants) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. The Prefunded Warrants do not expire. The Prefunded Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the Prefunded Warrants, the Company or any successor entity will, at the option of a holder of a Prefunded Warrant, which is exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s Prefunded Warrants by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s Prefunded Warrants within five trading days after the notice of exercise by the holder of the put option. Because of this put-option provision, the Prefunded Warrants are classified as a liability at fair value of $1,703,000 on the issuance date and are marked to market at each reporting date. Further because the fair value of the prefunded warrants liability on the issuance date was greater than the proceeds of the Prefunded Private Placement and the warrants were issued to existing common stockholders, the difference was recorded to accumulated deficit as a $203,000 deemed dividend. There were finance costs of $157,000 associated with the issuance of the Prefunded Warrants. There was a gain on remeasurement of $46,000 on the prefunded warrant liability in the first quarter of fiscal 2022. Both of these amounts are recorded in Other expense, net in the condensed consolidated statement of operations.

Pursuant to the terms of the Purchase Agreement, and as a condition to closing the private placement, the Company and each Investor simultaneously entered into a registration rights agreement (“Registration Rights Agreement”) requiring the Company to file a registration statement with the SEC within 45 days of the closing of the private placement to register for resale the shares of the Company’s common stock underlying the Prefunded Warrants. The Registration Rights Agreement contains customary terms and conditions, certain liquidated damages provisions for failing to comply with the timing obligations for the filing and effectiveness of the registration statement, and certain customary indemnification obligations.

On April 27, 2021, in connection with the private placement, the Company issued warrants to purchase 23,076 shares of the Company’s common stock to the placement agent for such offering (“Placement Agent Warrants”). The Placement Agent Warrants have an exercise price per share equal to $3.575, subject to adjustment in certain circumstances, and will expire on April 27, 2026. The Placement Agent Warrants do not have the same put option provision as the Prefunded Warrants and, therefore, are classified as equity.

On June 6, 2021, the Company entered into a Securities Purchase Agreement with a private investor for the sale of a total of 46,154 common shares at the price of $3.25 per share, for aggregate gross proceeds of $150,000. The sale was completed, and the shares of common stock were issued on June 6, 2021. Net proceeds to the Company after fees and expenses of the transaction were approximately $145,000. This transaction was completed in conjunction with the conversion of 3,500 shares of Series E preferred stock. See Note 14.

Note 9.         Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted EPS reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options were exercised, using the treasury stock method. In addition, certain options are considered antidilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period.

Shares included in the diluted EPS calculation for the three-month periods ended June 26, 2021 and June 27, 2020 are as follows:

(In thousands except per share data)	Three Months Ended
	June 26, 2021	June 27, 2020
Net income (loss)	$(860)	$72

Weighted average basic shares outstanding	2,725	2,636
Effect of dilutive securities	—	190
Weighted-average dilutive shares	2,725	2,826

Basic earnings per share	$(0.32)	$0.03
Diluted earnings per share	$(0.32)	$0.03

There were no dilutive securities in the three months ended June 26, 2021 because the stock options are considered antidilutive. The dilutive securities in the prior year were due to stock options using the treasury method as described above.

Note 10.          Stock-based Compensation and Employee Benefit Plans

The Company maintains the 2018 Equity Incentive Plan which provides for the issuance of up to 416,667 shares of common stock upon the exercise of options, stock awards and grants. With the adoption of the 2018 Equity Incentive Plan, no further awards will be issued under the Company’s 2005 Equity Incentive Plan, though all awards under the 2005 Equity Incentive Plan that are outstanding will continue to be governed by the terms, conditions and procedures set forth in the plan and any applicable award agreement.

During the first quarter of fiscal year 2022, the Company granted stock options to purchase 18,000 shares of common stock. The options vest over a four year service period. The weighted average fair value of stock options granted during the first quarter of fiscal year 2022 was $58,974. During the first quarter of fiscal year 2021, the Company did not grant any stock options. The vested portion of all option grants may be exercised only while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (“SARs”), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 26, 2021 and March 27, 2021, no SARs have been granted under any option plan.

As of June 26, 2021, there were 123,167 shares of common stock available for issuance of additional awards under the 2018 Equity Incentive Plan. The Company records compensation cost associated with stock-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

Description	Three Months Ended
	June 26, 2021	June 27, 2020
Dividend yield	—	—
Expected volatility	107%	—
Risk-free interest rate	0.82%	—
Expected term (years)	5.50	—

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

A summary of the changes in stock options outstanding for the three month period ended June 26, 2021 is as follows:

Description	Shares	Weighted Average Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 27, 2021	374,808	5.00	7.90	$—
Granted	18,000	3.28	9.72	—
Forfeited / Expired	(15,228)	4.05	—	—
Outstanding at June 26, 2021	377,580	$4.90	$7.76	$—

Exercisable at June 26, 2021	157,169	$6.37	$6.09	$—

As of June 26, 2021, there was $393,602 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 1.43 years and will be adjusted for subsequent changes in estimated forfeitures. There were 19,661 options that vested during the quarter ended June 26, 2021 and 24,693 options that vested during the quarter ended June 27, 2020. The total fair value of options that vested during the quarters ended June 26, 2021 and June 27, 2020 was $76,771 and $105,124 respectively. There were no options exercised in the three-month periods ended June 26, 2021 and June 27, 2020. Share based compensation cost related to stock options recognized for the three month periods ended June 26, 2021 and June 27, 2020 totaled $129,000 and $68,000, respectively.

Restricted Stock

The Company granted 18,000 restricted stock awards (“RSAs”) during the first quarter of fiscal 2022 and no RSAs were granted during the first quarter of fiscal 2021. RSAs are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.

As of June 26, 2021, there was $40,334 of total unrecognized compensation cost related to non-vested RSAs. That cost is expected to be recognized over a weighted average period of 0.75 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for RSAs and unrestricted stock awards for the three month periods ended June 26, 2021 and June 27, 2020 totaled $26,000 and $8,000, respectively.

A summary of the changes in non-vested RSAs outstanding for the three month period ended June 26, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-Vested at March 27, 2021	—	$—
Granted	18,000	$4.12
Vested	(3,000)	$4.12
Non-Vested at June 26, 2021	15,000	$4.12

Note 11.          Significant Customer and Industry Segment Information

The Company has two reportable segments, Microsource and the Giga-tronics Division. Microsource’s primary business is the design of custom Microwave Integrated Components (“MIC”) as well as the production of MIC components using chip and wire assembly methods. Microsource offers a line of tunable, synthesized Band Reject Filters for solving interference problems in RADAR and Electronic Warfare ("RADAR/EW") applications. Self-protection systems onboard high-performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, primarily from the aircraft’s main RADAR system. These high-speed, tunable notch filters can quickly block interference from both continuous wave and wide bandwidth emissions. Using proprietary driver and phase lock technology, these filters offer tuning speeds that are up to ten times faster than traditional filter designs. We design these filters specifically for each application. Microsource’s two largest customers are prime contractors for which it develops and manufactures RADAR filters used in fighter jet aircraft.

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems.

The table below presents information for the two reportable segments:

	Three Month Period Ended June 26, 2021
Description (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$51	$1,999	$2,050
Interest expense, net	$(3)	$—	$(3)
Depreciation and amortization	$52	$—	$52
Income (loss) before income taxes	$(824)	$10	$(814)
Assets	$5,640	$2,571	$8,211

	Three Month Period Ended June 27, 2020
Description (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$1,109	$2,439	$3,548
Interest expense, net	$(33)	$—	$(33)
Depreciation and amortization	$68	$—	$68
Income (loss) before income taxes	$(130)	$205	$75
Assets	$6,319	$3,235	$9,554

During the first quarter of fiscal 2022, one customer accounted for 85% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 14% and was included in the Microsource segment. During the first quarter of fiscal 2021, one customer accounted for 54% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 28% and was included in the Giga-tronics division.

Note 12.          Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

The Company recorded no income tax expense for the three months ended June 26, 2021 and June 27, 2020. The effective tax rate for the three months ended June 26, 2021 and June 27, 2020 was 0% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of June 26, 2021, the Company had recorded $52,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Condensed Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

Note 13.       Warranty Obligations

The Company records a liability in cost of revenue for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

Warranty Obligations (Dollars in thousands)	Three Months Ended
	June 26, 2021	June 27, 2020
Balance at beginning of period	$51	$34
Provision, net	17	3
Warranty costs incurred	(21)	—
Balance at end of period	$47	$37

Note 14.       Preferred Stock and Warrants

Series E Senior Convertible Voting Perpetual Preferred Stock

On March 26, 2018, the Company issued and sold 42,800 shares of a newly designated series of 6.0% Series E Senior Convertible Voting Perpetual Preferred Stock (“Series E Shares”) to approximately 15 investors in a private placement for gross proceeds of approximately $1.1 million. Net proceeds to the Company after fees and expenses were approximately $1.0 million. During the 2019 fiscal year, the Company issued and sold an additional 56,200 Series E Shares resulting in additional gross proceeds of $1,405,000 or approximately $1.2 million after fees and expenses of approximately $212,000.

Holders of Series E Shares are entitled to receive, when and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannual in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the 10 day volume weighted average price of the common stock. The deemed dividend is reflected on the face of the income statement as a decrease in net income (or an increase in the case of a net loss) to arrive at net income (loss) attributable to common shareholders.

Series E Exchange

The Company completed a private exchange offer on November 7, 2019, issuing an aggregate of 896,636 shares of common stock in exchange for 88,600 Series E Shares and the unpaid dividends accrued thereon. The shares of common stock issued in the exchange were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933 (“Securities Act”), though other exemptions may be available.

During the three months ended June 26, 2021, the Company issued an additional 35,000 shares of common stock in exchange for 3,500 Series E Shares. As a result, 5,700 Series E Shares with an aggregate liquidation preference of $214,000 remained outstanding as of June 26, 2021. See Note 8.

The table below presents Preferred Stock information as of June 26, 2021 and March 27, 2021:

Preferred Stock	Designated	Shares	Shares	Liquidation
As of June 26, 2021	Shares	Issued	Outstanding	Preference
Series B	10,000	9,997	9,245	$2,136
Series C	3,500	3,425	3,425	500
Series D	6,000	5,112	5,112	731
Series E	100,000	100,000	5,700	214
Total at June 26, 2021	119,500	118,534	23,482	$3,581

Preferred Stock	Designated	Shares	Shares	Liquidation
As of March 27, 2021	Shares	Issued	Outstanding	Preference
Series B	10,000	9,997	9,245	$2,136
Series C	3,500	3,425	3,425	500
Series D	6,000	5,112	5,112	731
Series E	100,000	100,000	9,200	345
Total at March 27, 2021	119,500	118,534	26,982	$3,712

Note 15.      COVID-19 (Coronavirus)

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

Note 16.      Subsequent Events

On July 28, 2021, the Company amended the terms of the Prefunded Warrants to restrict the holder’s option to require cash payment at the Black-Scholes value of the remaining unexercised portion of the holder’s Prefunded Warrants to only Fundamental Transactions that are within the Company’s control. Because of this modification of the put-option provision, the Prefunded Warrants are no longer required to be classified as a liability under either ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging, guidance and do not include any embedded features that require bifurcation. Therefore, the Prefunded Warrants liability will be remeasured on the modification date of July 28, 2021 and reclassified to equity as of that date. See Note 8.

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

Our Microsource subsidiary generates revenue through sole-source production contracts for custom engineered components funded by the U.S. Federal Government. Microsource revenue for fiscal year 2021 was $9.4 million related to production of RADAR filters for the F-15D, F-16 and F/A-18E aircrafts. These filters solve an interference problem that occurs between the aircraft’s RADAR system and the onboard electronic warfare suite when these older aircrafts receive upgraded RADAR systems. The engineering of each filter variant was funded by the U.S. Government indirectly through each prime contractor, including filters for foreign military sales.

Orders for Microsource components primarily involve production contracts where the period of performance spans multiple years. During the first quarter of fiscal 2022, Microsource received a new customer-funded development contract valued at $726,000 for redesigning an oscillator component used in missile defense systems that is expected to lead to increased volume production in future years.

Opportunities exist for expanding the use of our Microsource RADAR filters by offering to design variants, such as for use in situations where the electronic warfare suite is externally mounted on a pylon rather than onboard the aircraft. Microsource will also pursue development contracts for adapting the Company’s Advanced Signal Generator & Analyzer technology for the benefit of customers who will appreciate faster operation of our RADAR filters, representing a potential source of new revenue as customers upgrade their installed base. In addition, from time-to-time, the Company may pursue adding 3rd party sole-source component revenue though acquisition.

Our Giga-tronics Division participates in the EW test segment with modular microwave up and down converters, real-time Threat Emulation Systems (“TEmS”) and integrated playback and record solutions. The Giga-tronics solutions are architected like a RADAR system but built like a test system. This approach, which we believe is unique, differentiates the Company from other suppliers that serve this segment and allows solutions using this technology to provide a better correlation between laboratory tests and actual field results. The platform was specifically designed to address the need for multiple test channels and delivers a product that is smaller, more flexible, easier to use and lower in cost than those previously available.

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

During fiscal 2021, we moved beyond the laboratory environment and pursued opportunities for open-air range applications for our TEmS solution. Market incumbents on these ranges offer single-purpose solutions because the applications being addressed are less data-intensive and narrower in their requirements compared to those in the laboratory environment. During fiscal 2021, Giga-tronics successfully won sales into applications for air-crew training and air-to-ground missile testing. We believe our initial success in the market for open-air range application results in part because customers only need to compare our accuracy and fidelity against a competing single purpose solution rather than the extensive capability offered by competing laboratory solutions. We believe the Giga-tronics solution is very competitive with incumbent open-air solutions due to its lower price point, smaller size, and relative ease of use. Our early success in applications for air-crew training and air-to-ground missile testing leads us to believe that we can grow our market share faster in this segment compared to laboratory settings. Management expects that additional sales for air-crew training and field testing on ranges throughout the country represent an opportunity for the growth of the Company’s EW test business revenue in fiscal 2022.

COVID-19 Impact

Following the initial impact of the COVID-19 pandemic in early 2020, Giga-tronics was subsequently identified as an essential business by the Department of Homeland Security due to the importance of our Microsource RADAR filters to the U.S. Department of Defense. The Company restored operations as quickly as feasible while taking the necessary steps to protect our employees from potential harm. Although Giga-tronics experienced a relatively brief shutdown period in late fiscal 2020, the impact was nevertheless significant financially as we had to absorb all of our overhead expenses without any offsetting shipments during that period. During fiscal 2021, Giga-tronics applied for and received a loan of $786,200 from the SBA associated with the U.S. Government’s Paycheck Protection Program. The loan, including all accrued interest, was subsequently forgiven in November 2020 and was recorded as a gain on extinguishment of debt during our third quarter of fiscal 2021.

The COVID-19 pandemic had a significant impact on our ability to directly interact in person with customers at the end of fiscal 2020 and throughout fiscal 2021. Consequently, the progress in demonstrating solutions to customers and increasing awareness of Giga-tronics within the user community was delayed. Furthermore, we were unable to discuss customer needs in-person and how our solutions could solve their problems as the military bases blocked outside personnel from visiting and mandated their own personnel to work from home. In addition, travel restrictions made it difficult for our sales team to visit locations throughout the country due to mandatory quarantine periods during fiscal 2021.

The pandemic also impacted our supply chain during most of fiscal 2021. Many of our suppliers have indicated similar challenges in keeping their own operations running and management believes there may still be some residual delays in fulfilling orders due to the limited availability of parts and services. We expect this situation to improve throughout fiscal 2022.

While we expect the impact of COVID-19 to be temporary, the disruptions caused have negatively impacted our revenue and results from operations beginning in March of 2020 and throughout most of fiscal year 2021. Looking ahead, we see improved domestic and global economies as the vaccine distribution progresses and overall domestic reported COVID-19 cases decrease or remain substantially lower compared to 2021. To the extent that our sales team is better able to interact with and demonstrate our solutions to customers, we anticipate a positive impact on orders for our Giga-tronics EW test solutions in fiscal year 2022.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 27, 2021 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended June 26, 2021, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

In preparing the condensed consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. While we believe that these accounting policies and estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates and forecasts.

Results of Operations

New orders by reporting segments are as follows at the end of the respective periods:

New Orders (Dollars in thousands)	Three Months Ended
Category	June 26, 2021	June 27, 2020	$ Change	% Change
Giga-tronics Division	$387	$325	$62	19%
Microsource	1,124	106	1,018	960%
Total	$1,511	$431	$1,080	251%

New orders received in the first quarter of fiscal 2022 increased to $1.5 million from $431,000 received in the first quarter of fiscal 2021. The Giga-tronics Division had a minimal increase in the first quarter of fiscal 2022 due to changes in the contract procurement method by the U.S. Military, which we believe caused a delay in anticipated orders for our TEmS systems during the first quarter of fiscal 2022. The Microsource business unit experienced a 960% increase in orders in the first quarter of fiscal 2022 which was attributable to three RADAR filters orders received in the first quarter of fiscal 2022. The timing of receipt of expected large RADAR filter contracts varies from period to period.

The following table shows order backlog and related information at the end of the first quarter of fiscal 2022 and 2021:

Backlog (Dollars in thousands)	As of
Category	June 26, 2021	June 27, 2020	$ Change	% Change
Giga-tronics Division	406	115	291	253%
Microsource	4,171	3,521	650	18%
Backlog of unfilled orders	$4,577	$3,636	$941	26%

Backlog at the end of the first quarter of fiscal 2022 increased 26% compared to the prior year. The Giga-tronics Division backlog at June 26, 2021 was $406,000, a 253% increase from the comparable prior year date due to the receipt of a synthesizer order from a foreign military service provider. Microsource experienced an 18% increase in backlog in the first quarter of fiscal 2022 due to the receipt of three orders in the first quarter of fiscal 2022.

The allocation of net revenue was as follows for the periods shown:

Allocation of Net revenue (Dollars in thousands)	Three Months Ended
Category	June 26, 2021	June 27, 2020	$ Change	% Change
Giga-tronics Division	$51	$1,109	$(1,058)	(95%)
Microsource	1,999	2,439	(440)	(18%)
Total	$2,050	$3,548	$(1,498)	(42%)

Fiscal 2022 first quarter net revenue was $2.1 million, a 42% decrease as compared to $3.6 million for the first quarter of fiscal 2021. Microsource reported a decrease of $440,000 in revenues for the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021, primarily due to the absence of significant new orders. As required by the adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”) the Company recognizes revenue for certain contracts as it incurs costs and production service activities, as opposed to when completed units are delivered. The Giga-tronics division reported only $51,000 in revenue during the first quarter of fiscal 2022 as compared to $1.1 million in the first quarter of fiscal 2021. The decrease in the Giga-tronics division revenue was due to an unanticipated delay caused by changes in the U.S. Military's procurement method as noted above.

Cost of revenue and Gross profit was as follows for the periods shown:

Cost of revenue and Gross profit (Dollars in thousands)	Three Months Ended		Three Months Ended
Category	June 26, 2021	% of Revenue	June 27, 2020	% of Revenue
Giga-tronics Division	$54	3%	$480	13%
Microsource	1,196	58%	1,554	44%
Total Cost of revenue	$1,250	61%	$2,034	57%

Gross profit	$800	39%	$1,514	43%

Gross profit decreased by $714,000 in the first quarter of fiscal 2022 to $800,000 from $1.5 million in the first quarter of fiscal 2021. The lower gross profit was primarily due to the lower revenue.

Operating expenses were as follows for the periods shown:

Operating expenses (Dollars in thousands)	Three Months Ended
Category	June 26, 2021	June 27, 2020	$ Change	% Change
Engineering	$402	$437	$(35)	(8%)
Selling, general and administrative	1,098	969	129	13%
Total	$1,500	$1,406	$94	7%

Total operating expenses increased by $94,000 in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021. Engineering expenses decreased $35,000 in the first quarter of fiscal 2022 versus the comparable prior year period, primarily due to the allocation of non-recurring engineering expenses for contract services to cost of revenue. Selling, general and administrative expenses increased by $129,000 in the first quarter of fiscal 2022 versus the comparable prior year period primarily due to an increase in stock-based compensation of $79,000 as well as an increase in headcount in the sales team and increased expenses associated with the fiscal year-end 2021 audit.

Interest expense, net and other were as follows for the periods shown:

Interest expense, net and other (Dollars in thousands)	Three Months Ended
Category	June 26, 2021	June 27, 2020	$ Change	% Change
Interest expense, net	$(3)	$(33)	$30	(91%)
Deemed dividend on Series E preferred stock	$(3)	$(3)	$—	—%
Cumulative dividends on Series E preferred stock	$(43)	$—	$(43)	N/M
Finance costs from prefunded warrants issuance	$(157)	$—	$(157)	N/M
Gain on remeasurement of prefunded warrants liability	$46	$—	$46	N/M

Net interest expense in the first quarter of fiscal 2022 was $3,000, a decrease of $30,000 over the first quarter of fiscal 2021. Interest expense decreased primarily due to the payoff of the PFG Loan in March 2021 and lower average borrowings under the Company's restated financing agreement during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021.

Cumulative dividends on Series E preferred stock increased by $43,000 due to the conversion of 3,500 shares of Series E preferred stock to common stock. See Note 14.

There were finance costs of $157,000 associated with the issuance of the Prefunded Warrants. There was a gain on remeasurement of $46,000 on the prefunded warrant liability in the first quarter of fiscal 2022. Both of these amounts are recorded in Other expense, net in the condensed consolidated statement of operations. See Note 8.

Net income (loss)

Net loss for the first quarter of fiscal 2022 was $860,000 compared to net income of $72,000 recorded in the first quarter of fiscal 2021. The loss was primarily due to the reduction in revenue of $1.5 million as described above.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

Description (Dollars in thousands)	Three Months Ended
	June 26, 2021	June 27, 2020
Net cash used in operating activities	$(699)	$(439)
Net cash provided by financing activities	993	424
Net increase (decrease) in cash	294	(15)

Cash at the beginning of the quarter	736	657
Cash at the end of the quarter	$1,030	$642

Our cash balance increased to $1.0 million during the first quarter of fiscal 2022 primarily due to the sale of prefunded warrants described in Note 8 above.

Cash Flows from Operating Activities

During the first quarter of fiscal 2022, we used cash of $699,000 from operating activities compared to $439,000 used in the first quarter of fiscal 2021. The increase in the cash used was primarily due to an increase in inventories,  in anticipation of new orders, of $829,000 from $3.6 million as of March 27, 2021 to $4.4 million as of June 26, 2021.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Financing Activities

Cash provided by financing activities for the three-month period ended June 26, 2021 was $993,000 which was primarily the result of net proceeds of approximately $1.3 million from the sale of prefunded warrants and net proceeds of $146,000 from the sale of common stock, partially offset by a net reduction of $388,000 in the loan payable balance and lease payments of $108,000.

Cash provided by financing activities for the three-month period ended June 27, 2020 was $424,000, primarily due to proceeds from the PPP Loan of $786,000 as described in Note 5 above.

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

We measure our operating performance in part based on Adjusted EBITDA which is a non-GAAP financial measure that is commonly used but is not a recognized accounting term under GAAP. We use Adjusted EBITDA to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, and to plan and evaluate operating budgets. We believe that our measure of Adjusted EBITDA provides useful information to the public regarding our operating performance and ability to service debt and fund capital expenditures and may help our investors understand and compare our results to other companies that have different financing, capital and tax structures. Other companies may calculate their measure of Adjusted EBITDA differently. Adjusted EBITDA should not be considered in isolation or as a substitute for, but instead as a supplemental to, income from operations, net income (loss), cash flows from operating activities, or other income or cash flow data prepared in accordance with GAAP.

We define Adjusted EBITDA as earnings before income taxes, net interest expense, net other income or expense, share based compensation and depreciation and amortization expense. In the following reconciliation, we provide amounts as reflected in our accompanying condensed consolidated financial statements unless otherwise noted.

The reconciliation of our net income (loss) to Adjusted EBITDA is as follows:

Adjusted EBITDA Reconciliation (Dollars in thousands)	Three Months Ended
	June 26, 2021	June 27, 2020
Net income (loss) attributable to common shareholders	$(860)	$72
Cumulative and deemed dividends on Series E preferred stock	46	3
Net income (loss)	$(814)	$75
Adjustments:
Depreciation and amortization	52	68
Share-based compensation	155	76
Other expense, net	111	—
Interest	3	33
Adjusted EBITDA	$(493)	$252

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 26, 2021, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 – LEGALPROCEEDINGS

As of June 26, 2021, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A – RISKFACTORS

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021.

ITEM 2 – UNREGISTEREDSALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTSUPON SENIOR SECURITIES

None.

ITEM 4 – MINESAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHERINFORMATION

None.

ITEM 6 – EXHIBITS

10.1	Form of Amended and Restated Prefunded Warrant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*     Filed herewith

‡     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 10, 2021	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2021	/s/ Lutz P. Henckels
Lutz P. Henckels
Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)