Form 10-Q
period 2021-09-25
GIGA TRONICS INC
filed 2021-11-09
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 25, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

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

There was a total of 2,725,010 shares of the Registrant’s Common Stock outstanding as of November 8, 2021.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Giga-tronics Incorporated (the “Company” or “we”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products, revenue or cost savings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as "believes,” "anticipates,” "expects,” "intends,” "targeted,” "projected,” "continue,” "remain,” "will,” "should,” "may," and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except share data)

	September 25, 2021	March 27, 2021
Assets
Current assets:
Cash	$648	$736
Trade accounts receivable, net of allowance of $3 and $3, respectively	1,299	801
Inventories	4,446	3,601
Prepaid expenses	64	100
Unbilled receivable	1,294	1,120
Total current assets	7,751	6,358
Property and equipment, net	400	455
Right-of-use asset	696	865
Other long-term assets	255	169
Total assets	$9,102	$7,847
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,174	$1,044
Loan payable, net of discounts and issuance costs	955	683
Accrued payroll and benefits	443	446
Deferred revenue	1	7
Lease obligations	466	445
Other current liabilities	270	279
Total current liabilities	3,309	2,904
Other non-current liabilities	—	6
Long term lease obligations	450	690
Total liabilities	3,759	3,600

Shareholders’ equity:
Preferred stock; no par value; Authorized – 1,000,000 shares
Series A convertible preferred stock: 250,000 shares designated; 0 shares issued and outstanding at September 25, 2021 and March 27, 2021	—	—
Series B, C, D convertible preferred stock: 19,500 designated shares; 17,782 shares issued and outstanding at September 25, 2021 and March 27, 2021; (liquidation preference of $3,367 at September 25, 2021 and March 27, 2021)	2,745	2,745
Series E convertible preferred stock: 100,000 designated shares; 5,700 and 9,200 shares issued and outstanding at September 25, 2021 and March 27, 2021, respectively; (liquidation preference of $214 at September 25, 2021 and $345 at March 27, 2021)	90	177
Common stock; no par value; Authorized – 13,333,333 shares; 2,725,010 and 2,635,856 shares issued and outstanding at September 25, 2021 and March 27, 2021, respectively;	34,490	32,306
Accumulated deficit	(31,982)	(30,981)
Total shareholders’ equity	5,343	4,247
Total liabilities and shareholders’ equity	$9,102	$7,847

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements
* Derived from the audited financial statements as of and for the fiscal year ended March 27, 2021.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net revenue:
Goods	$297	$822	$348	$1,931
Services	3,270	1,870	5,269	4,309
Total revenue	3,567	2,692	5,617	6,240
Cost of revenue	2,247	1,652	3,497	3,686
Gross profit	1,320	1,040	2,120	2,554

Operating expenses:
Engineering	234	554	636	991
Selling, general and administrative	1,049	926	2,147	1,895
Total operating expenses	1,283	1,480	2,783	2,886

Operating income (loss)	37	(440)	(663)	(332)

Interest expense, net and other:
Interest expense, net	(12)	(32)	(15)	(65)
Other income (expense), net	46	—	(65)	—
Income (loss) before income taxes	71	(472)	(743)	(397)
Provision for income taxes	7	2	7	2
Net income (loss)	64	(474)	(750)	(399)
Deemed dividend on Series E preferred stock	(2)	(3)	(5)	(6)
Cumulative dividends on converted Series E preferred stock	—	—	(43)	—
Net income (loss) attributable to common shareholders	$62	$(477)	$(798)	$(405)

Income (loss) per common share – basic	$0.02	$(0.18)	$(0.29)	$(0.15)
Income (loss) per common share – diluted	$0.02	$(0.18)	$(0.29)	$(0.15)

Weighted average common shares used in per share calculation:
Basic	2,725	2,636	2,725	2,636
Diluted	3,361	2,636	2,725	2,636

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(In thousands except share data)

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 28, 2020	26,982	$2,922	2,635,856	$31,952	$(30,574)	$4,300
Net income	—	—	—	—	72	72
Stock based compensation	—	—	—	76	—	76
Balance at June 27, 2020	26,982	$2,922	2,635,856	$32,028	$(30,502)	$4,448
Net loss	—	—	—	—	(477)	(477)
Stock based compensation	—	—	—	66	—	66
Balance at September 26, 2020	26,982	$2,922	2,635,856	$32,094	$(30,979)	$4,037

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 27, 2021	26,982	$2,922	2,635,856	$32,306	$(30,981)	$4,247
Net loss	—	—	—	—	(860)	(860)
Restricted stock granted	—	—	18,000	—	—	—
Restricted stock forfeited	—	—	(10,000)	—	—	—
Stock based compensation	—	—	—	155	—	155
Deemed dividend in connection with prefunded warrants issuance	—	—	—	—	(203)	(203)
Common stock issuance net of offering costs	—	—	46,154	145	—	145
Series E preferred stock converted to common	(3,500)	(87)	35,000	130	—	43
Balance at June 26, 2021	23,482	$2,835	2,725,010	$32,736	$(32,044)	$3,527
Net income	—	—	—	—	62	62
Stock based compensation	—	—	—	146	—	146
Prefunded warrants granted	—	—	—	1,608	—	1,608
Balance at September 25, 2021	23,482	$2,835	2,725,010	$34,490	$(31,982)	$5,343

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	September 25, 2021	September 26, 2020
Cash flows from operating activities:
Net loss	$(798)	$(405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107	133
Stock based compensation	301	142
Cumulative dividends on Series E preferred stock	43	—
Gain on remeasurement of prefunded warrants liability	(92)	—
Finance costs for issuance of prefunded warrants	157	—
Changes in operating assets and liabilities:
Trade accounts receivable	(498)	(89)
Inventories	(896)	43
Prepaid expenses	36	(15)
Unbilled receivable	(174)	(214)
Right-of-use asset	168	156
Other long term assets	(86)	—
Accounts payable	130	227
Accrued payroll and benefits	(3)	98
Deferred revenue	(6)	(159)
Other current and non-current liabilities	(18)	(93)
Net cash used in operating activities	(1,629)	(176)
Cash flows from investing activities:
Purchases of property and equipment	—	(31)
Net cash used in investing activities	—	(31)
Cash flows from financing activities:
Payments on leases	(219)	(215)
Repayments of borrowings	(2,736)	(1,292)
Proceeds from loan payable, net of issuance costs	3,008	1,462
Proceeds from issuance of stock, net of issuance costs	145	—
Proceeds from issuance of prefunded warrants	1,500	—
Finance costs for issuance of prefunded warrants	(157)	—
Net cash provided by (used in) financing activities	1,541	(45)

Increase (decrease) in cash	(88)	(252)
Beginning cash	736	657
Ending cash	$648	$405

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$7	$2
Cash paid for interest	$15	$69
Supplementary disclosure of noncash activities:
Deemed dividend on common shares from prefunded warrants issuance	$203	$—
Deemed dividend on common shares from conversion of Series E shares	$43	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Organization and Significant Accounting Policies

The condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (“Giga-tronics,” “Company” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. Please refer to the Company’s Annual Report on Form 10-K for the year ended March 27, 2021 for a discussion of our significant accounting policies. During the six months ended September 25, 2021, there were no material changes to these policies other than as disclosed below. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended March 27, 2021.

On December 12, 2019, the Company completed a one-for-fifteen reverse stock split of its common stock.  All shares and per share amounts included in the financial statements and notes thereto have been adjusted to reflect the effect of the reverse stock split.

Principles of Consolidation The consolidated financial statements include the accounts of Giga-tronics and its wholly owned subsidiary, Microsource, Inc. (“Microsource”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.          Inventories

Inventories are comprised of the following (in thousands):

Category	September 25, 2021	March 27, 2021
Raw materials	$1,768	$946
Work-in-progress	2,424	2,418
Finished goods	198	129
Demonstration inventory	56	108
Total	$4,446	$3,601

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

Under the Restated Financing Agreement, interest accrues on outstanding amounts at an annual rate equal to the greater of prime or 4.5% plus one percent. The Company is required to pay certain fees, including an annual facility fee of $14,700 that is paid in two equal semi-annual installments. The Company’s obligations under the Restated Financing Agreement are secured by a security interest in substantially all of the assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Restated Financing Agreement has no specified term and may be terminated by either the Company or Western Alliance Bank at any time.

As of September 25, 2021, and March 27, 2021, the Company’s total outstanding borrowings under the Restated Financing Agreement were $955,000 and $683,000, respectively, and are included in Loan payable, net of discounts and issuance costs on the Condensed Consolidated Balance Sheets.

Note 4.       Term Loan

On April 27, 2017, the Company entered into a $1.5 million loan agreement with Partners For Growth (“PFG”), which was funded on April 28, 2017 (“PFG Loan”).

The Company’s total outstanding loan balances were paid off in March, 2021 and the agreement was terminated.

Note 5.       Paycheck Protection Program (“PPP”) under the CARES Act

On April 23, 2020, the Company borrowed $786,000 from Western Alliance Bank pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief, and the Economic Security Act ("PPP Loan”). The Company accounted for the PPP Loan as a loan under Accounting Standards Codification (“ASC”) 470, Debt. The PPP Loan had a stated maturity date of April 23, 2022 with interest accruing on the principal balance at the rate of 1.0% per annum.

On November 19, 2020, the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the Small Business Administration (“SBA”) and recognized as a gain on extinguishment.

On April 12, 2021, the Company applied for the Employee Retention Credit (“ERC”) for a total amount of $233,000. The ERC is a fully refundable tax credit for employers equal to 50 percent of qualified wages that eligible employers pay their employees. This ERC applies to qualified wages paid after March 12, 2020, and before January 1, 2021. Currently, we are unable to provide an estimate as to whether and when we will receive these funds as it is pending Internal Revenue Service processing.

Note 6.       Leases

Operating leases

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

Per the terms of the Company’s lease agreements, the Company does not have any residual value guarantees. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate. The Company has elected for facility operating leases to not separate each lease component from its associated non-lease components. The building lease includes variable payments (i.e., common area maintenance) which are charged and paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and liability but reflected in operating expense in the period incurred.

Lease costs

For the six months ended (in thousands):

Lease Costs	Classification	September 25, 2021
Operating lease costs	Operating expenses	$265

Other information (in thousands):

Six Month Period Ended September 25, 2021	Operating leases
Operating cash used for leases	$300

Future lease payments as of September 25, 2021, were as follows (in thousands):

Fiscal Year	Operating leases
2022 (remaining 6 months)	$251
2023	515
2024	209
Total future minimum lease payments	975
Less: imputed interest	(59)
Present value of lease liabilities	$916

Note 7.       Fair Value Measurement

ASC 820 “Fair Value Measurements” ("ASC 820") defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Upon issuance on April 27, 2021 and at June 26, 2021, the prefunded warrants liability was measured at fair value. On July 28, 2021, the Company and the holder amended the terms of the Prefunded Warrants to restrict the holder’s option to require cash payment at the Black-Scholes value of the remaining unexercised portion of the holder’s Prefunded Warrants to only Fundamental Transactions that are within the Company’s control. Because of this modification of the put-option provision, the Prefunded Warrants are no longer required to be classified as a liability under either ASC 480, "Distinguishing Liabilities from Equity", or ASC 815, "Derivatives and Hedging", guidance and do not include any embedded features that require bifurcation. Therefore, the Prefunded Warrants liability have been remeasured on the modification date and reclassified to equity.

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Level 1	Level 2	Level 3	Total
Balance at March 27, 2021
Liabilities
Prefunded warrants liability	$—	$—	$—	$—

Balance at June 26, 2021
Liabilities
Prefunded warrants liability	$—	$—	$1,657	$1,657

Balance at September 25, 2021
Liabilities
Prefunded warrants liability	$—	$—	$—	$—

During the six months ended September 25, 2021 and the year ended March 27, 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value and the valuation techniques used did not change compared to the Company’s established practice.

The fair value measurement of the prefunded warrants has been determined considering its intrinsic value because of the de-minimis exercise price of $0.01 per share. The Company’s common stock fair value is a significant Level 3 input affecting the valuation of the prefunded warrants.

The following table sets forth a summary of the changes in the fair value of Company’s Level 3 financial liabilities during the six months ended September 25, 2021, which were measured at fair value on a recurring basis:

Prefunded warrants liability
Balance at March 27, 2021	$—
Initial fair value of pre-funded warrants issued in April 2021	1,703
Gain on remeasurement of prefunded warrants liability	(92)
Payment of issuance costs	(3)
Reclassification of prefunded warrants liability to equity	(1,608)
Balance at September 25, 2021	$—

There were no assets measured at fair value on a recurring basis and there were no assets measured at fair value on a non-recurring basis at September 25, 2021 and March 27, 2021. There were no liabilities measured at fair value on a recurring or non-recurring basis at March 27, 2021.

Note 8.    Sale of Common Stock and Prefunded Warrants

On April 27, 2021, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain accredited investors (“Investors”) pursuant to which it issued and sold prefunded warrants to purchase an aggregate of 461,538 shares of the Company’s common stock (“Prefunded Warrants”) for gross proceeds of $1,500,000 or $3.25 per Prefunded Warrant in a private placement on the same day. Net proceeds to the Company after fees and expenses of the private placement were approximately $1,343,000. The Purchase Agreement contains customary representations and warranties of the Company and certain indemnification obligations and ongoing covenants of the Company.

The Prefunded Warrants are immediately exercisable and may be exercised for a de-minimis exercise price of $0.01 per share subject to the limitation that a holder of a Prefunded Warrant will not have the right to exercise any portion of the Prefunded Warrant if the holder together with its affiliates and attribution parties (as such terms are defined in the Prefunded Warrants) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. The Prefunded Warrants do not expire. The Prefunded Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the Prefunded Warrants, the Company or any successor entity will, at the option of a holder of a Prefunded Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s Prefunded Warrant by paying to such holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of such holder’s Prefunded Warrant within five trading days after the notice of exercise by the holder of the put option. Because of this put-option provision, the Prefunded Warrants were initially classified as a liability at fair value of $1,703,000 on the issuance date and marked to market at each reporting date. Further, because the fair value of the prefunded warrant liability on the issuance date was greater than the proceeds of the Prefunded Private Placement and the warrants were issued to existing common stockholders, the difference was recorded to accumulated deficit as a $203,000 deemed dividend. There were finance costs of $157,000 associated with the issuance of the Prefunded Warrants. There was a gain on measurement of $46,000 on the prefunded warrant liability in the first quarter of fiscal 2022 and $46,000 in the second quarter of fiscal 2022.These amounts are recorded in “Other income (expense), net” in the condensed consolidated statement of operations.

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

On April 27, 2021, in connection with the private placement, the Company issued warrants to purchase 23,076 shares of the Company’s common stock to the placement agent for such offering (Placement Agent Warrants”). The Placement Agent Warrants have an exercise price per share equal to $3.575, subject to adjustment in certain circumstances, and will expire on April 27, 2026. The Placement Agent Warrant does not have the same put option provision as the original Prefunded Warrants and, therefore, are classified as equity.

On June 6, 2021, the Company entered into a Securities Purchase Agreement with a private investor for the sale of a total of 46,154 common shares at the price of $3.25 per share, for aggregate gross proceeds of $150,000. The sale was completed, and the shares of common stock were issued on June 6, 2021. Net proceeds to the Company after fees and expenses of the transaction were approximately $145,000. See Note 14.

On July 28, 2021, the Company and the holder amended the terms of the Prefunded Warrants to restrict the holder’s option to require cash payment at the Black-Scholes value of the remaining unexercised portion of the holder’s Prefunded Warrants to only Fundamental Transactions that are within the Company’s control. Because of this modification of the put-option provision, the Prefunded Warrants are no longer required to be classified as a liability under either ASC 480, "Distinguishing Liabilities from Equity", or ASC 815, "Derivatives and Hedging", guidance and do not include any embedded features that require bifurcation. Therefore, the Prefunded Warrants liability were remeasured on the modification date of July 28, 2021 and reclassified to equity as of that date.

Note 9.         Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share (“EPS”) reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options and warrants were exercised, using the treasury stock method. In addition, certain options are considered anti-dilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period.

Shares excluded from the diluted EPS calculation for the six month periods ended September 25, 2021 and September 26, 2020 are as follows (in thousands):

Anti-dilutive Securities	September 25, 2021	September 26, 2020
Common shares issuable upon exercise of stock options	—	251
Restricted stock awards	18	10
Common shares issuable upon conversion of convertible preferred stock	157	180
Common shares issuable upon exercise of warrants	462	91

There were no dilutive securities in the six months ended September 25, 2021 and September 26, 2020 because the stock options and warrants are anti-dilutive.

Note 10.          Stock-based Compensation and Employee Benefit Plans

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

During the first six months of fiscal year 2022, the Company granted stock options to purchase 39,000 shares of common stock which vest over a four year service period. The weighted average fair value of stock options granted during the first six months of fiscal year 2022 was $185,796. During the first six months of fiscal year 2021, the Company did not grant any stock options. The vested portion of all option grants may be exercised only while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (“SARs”), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of September 25, 2021 and March 27, 2021, no SARs have been granted under any option plan.

As of September 25, 2021, there were 102,327 shares of common stock available for issuance of additional awards under the 2018 Equity Incentive Plan. The Company records compensation cost associated with stock-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

Description	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Dividend yield	—	—	—	—
Expected volatility	101.55%	168.81%	105.14%	168.81%
Risk-free interest rate	0.76%	0.34%	0.80%	0.34%
Expected term (years)	5.50	8.36	5.50	8.36

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

A summary of the changes in stock options outstanding for the year ended March 27, 2021 and the six month period ended September 25, 2021 is as follows:

Description	Shares	Weighted Average Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 28, 2020	240,758	$5.86	7.90	$—
Granted	148,000	3.53	9.20	—
Forfeited/Expired	(13,950)	4.15	—	—
Outstanding at March 27, 2021	374,808	5.00	7.90	—
Granted	39,000	2.86	9.76	—
Forfeited/Expired	(15,958)	4.05	—	—
Outstanding at September 25, 2021	397,850	$4.86	7.65	$—

Exercisable at September 25, 2021	170,900	$6.18	5.99	$—

Expected to vest in the future	226,950	$3.86	8.77	$—

As of September 25, 2021, there was $311,496 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 1.84 years and will be adjusted for subsequent changes in estimated forfeitures. There were 14,391 options that vested during the quarter ended September 25, 2021, and 15,294 options that vested during the quarter ended September 26, 2020. The total fair value of options vested during the quarters ended September 25, 2021 and September 26, 2020 was $56,140 and $63,167 respectively. There were no options exercised in the six month periods ended September 25, 2021 and September 26, 2020. Share based compensation cost related to stock options recognized in operating results for the six months ended September 25, 2021 and September 26, 2020 totaled $261,678 and $127,000, respectively.

Restricted Stock

The Company granted 18,000 Restricted Stock Awards (“RSAs”) during the first six months of fiscal 2022 and zero RSAs during the first six months of fiscal 2021. RSAs are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.

As of September 25, 2021, there was $26,886 of total unrecognized compensation cost related to non-vested RSAs. That cost is expected to be recognized over a weighted average period of 0.50 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for RSAs and unrestricted stock awards for the six months ended September 25, 2021 and September 26, 2020 totaled $39,252 and $15,971, respectively.

A summary of the changes in non-vested RSAs outstanding for the six month period ended September 25, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 27, 2021	—	$—
Granted	18,000	4.12
Vested	(3,000)	4.12
Non-vested at September 25, 2021	15,000	$4.12

Note 11.          Significant Customer andIndustry Segment Information

The Company has two reportable segments: Microsource and the Giga-tronics Division. Microsource’s primary business is the design of custom Microwave Integrated Components (“MIC”) as well as the production of MIC components using chip and wire assembly methods. Microsource offers a line of tunable, synthesized Band Reject Filters for solving interference problems in Radar/Electronic Warfare (“EW”) (“RADAR/EW”) applications. Self-protection systems onboard high-performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, primarily from the aircraft’s main RADAR system. These high-speed, tunable notch filters can quickly block interference from both continuous wave and wide bandwidth emissions. Using proprietary driver and phase lock technology, these filters offer tuning speeds that are up to ten times faster than traditional filter designs. We design these filters specifically for each application. Microsource’s two largest customers are prime contractors for which it develops and manufactures RADAR filters used in fighter jet aircraft.

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems.

The table below presents information for the two reportable segments (in thousands):

	Three Month Period Ended September 25, 2021			Six Month Period Ended September 25, 2021
Description	Giga-tronics Division	Microsource	Total	Giga-tronics Division	Microsource	Total
Revenue	$297	$3,270	$3,567	$348	$5,269	$5,617
Interest expense and other, net	$34	$—	$34	$(80)	$—	$(80)
Depreciation and amortization	$55	$—	$55	$107	$—	$107
Net income (loss)	$(479)	$543	$64	$(1,301)	$551	$(750)
Assets (at period end)	$5,942	$3,160	$9,102	$5,942	$3,160	$9,102

	Three Month Period Ended September 26, 2020			Six Month Period Ended September 26, 2020
Description	Giga-tronics Division	Microsource	Total	Giga-tronics Division	Microsource	Total
Revenue	$822	$1,870	$2,692	$1,931	$4,309	$6,240
Interest expense and other, net	$(32)	$—	$(32)	$(65)	$—	$(65)
Depreciation and amortization	$65	$—	$65	$133	$—	$133
Net income (loss)	$(412)	$(62)	$(474)	$(542)	$143	$(399)
Assets (at period end)	$5,646	$3,045	$8,691	$5,646	$3,045	$8,691

During the second quarter of fiscal 2022, one customer accounted for 74% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 10% and was included in the Microsource segment. During the second quarter of fiscal 2021, one customer accounted for 56% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 28% and was included in the Giga-tronics division.

During the first six months of fiscal 2022, one customer accounted for 77% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 11% and was included in the Microsource segment. During the first six months of fiscal 2021, one customer accounted for 55% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 28% and was included in the Giga-tronics division.

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

The Company recorded $7,000 and $2,000 of income tax expense for the six months ended September 25, 2021 and September 26, 2020 respectively. The effective tax rate for the six months ended September 25, 2021 and September 26, 2020 was 1% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of September 25, 2021, the Company had recorded $52,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Condensed Consolidated Balance Sheet. The Company does not expect the liability for unrecognized tax benefits to change materially within the next 12 months.

Note 13.       Warranty Obligations

The Company records a liability in cost of revenue for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees. Warranty obligations are as follows for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Balance at beginning of period	$47	$37	$51	$34
Provision, net	4	7	21	10
Warranty costs incurred	(4)	—	(25)	—
Balance at end of period	$47	$44	$47	$44

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

Holders of Series E Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannual in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the 10 day volume weighted average price of the common stock. The deemed dividend is reflected on the face of the income statement as a decrease in net income (or increase to net loss) to arrive at net income or loss attributable to common shareholders.

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

During the six months ended September 25, 2021, the Company issued 35,000 shares of common stock in exchange for 3,500 shares of Series E Preferred Stock. As a result, 5,700 shares of Series E preferred stock with an aggregate liquidation preference of $214,000 remained outstanding as of September 25, 2021.

The table below presents Preferred Stock information as of September 25, 2021 and March 27, 2021 ($ in thousands):

Preferred Stock	Designated	Shares	Shares	Liquidation
As of September 25, 2021	Shares	Issued	Outstanding	Preference
Series B	10,000	9,245	9,245	$2,136
Series C	3,500	3,425	3,425	500
Series D	6,000	5,112	5,112	731
Series E	100,000	5,700	5,700	214
Total at September 25, 2021	119,500	23,482	23,482	$3,581

Preferred Stock	Designated	Shares	Shares	Liquidation
As of March 27, 2021	Shares	Issued	Outstanding	Preference
Series B	10,000	9,245	9,245	$2,136
Series C	3,500	3,425	3,425	500
Series D	6,000	5,112	5,112	731
Series E	100,000	9,200	9,200	345
Total at March 27, 2021	119,500	26,982	26,982	$3,712

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

Orders for Microsource components involve production contracts where the period of performance spans multiple years. During the first six months of fiscal 2022, Microsource received a new customer-funded development contract valued at $726,000 for redesigning an oscillator component used in missile defense systems that is expected to lead to increased volume production in future years.

Opportunities exist for expanding the use of our Microsource RADAR filters by offering to design variants, such as for use in situations where the electronic warfare suite is externally mounted on a pylon rather than onboard the aircraft. Microsource will also pursue development contracts for adapting the Company’s Advanced Signal Generator and Analyzer (“ASGA”) technology for the benefit of customers who will appreciate faster operation of our RADAR filters, representing a potential source of new revenue as customers upgrade their installed base.

Our Giga-tronics Division participates in the EW test segment with modular microwave up and down converters, real-time Threat Emulation Systems (“TEmS”) and integrated playback and record solutions (“COMPASS” products). The Giga-tronics solutions are architected like a RADAR system but built like a test system. This unique approach differentiates the Company from other suppliers that serve this segment and allows solutions using this technology to provide a better correlation between laboratory tests and actual field results. The platform was specifically designed to address the need for multiple test channels and delivers a product that is smaller, more flexible, easier to use and lower in cost than those previously available.

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

During fiscal 2021, we moved beyond the laboratory environment and pursued opportunities for open-air range applications for our TEmS solution. Market incumbents on these ranges offer single-purpose solutions because the applications being addressed are less data-intensive and narrower in their requirements compared to those in the laboratory environment. During fiscal 2021, Giga-tronics successfully won sales into applications for air-crew training and air-to-ground missile testing. We believe our initial success in the market for open-air range application results in part because customers only need to compare our accuracy and fidelity against a competing single purpose solution rather than the extensive capability offered by competing laboratory solutions. We believe the Giga-tronics solution is also competitive with incumbent open-air solutions due to its lower price point, smaller size, and relative ease of use. Our early success in applications for air-crew training and air-to-ground missile testing leads us to believe that we can grow our market share faster in this segment compared to laboratory settings. Management expects that additional sales for air-crew training and field testing on ranges throughout the country represent an opportunity for the growth of the Company’s EW test business revenue in the second half of fiscal 2022.

COVID-19 Impact

Following the initial impact of the COVID-19 pandemic in early 2020, Giga-tronics was subsequently identified as an essential business by the Department of Homeland Security due to the importance of our Microsource RADAR filters to the U.S. Department of Defense. The Company restored operations as quickly as feasible while taking the necessary steps to protect our employees from potential harm. Although Giga-tronics experienced a relatively brief shutdown period in late fiscal 2020, the impact was nevertheless significant financially as we had to absorb all of our overhead expenses without any offsetting shipments during that period. During fiscal 2021, Giga-tronics applied for and received a PPP Loan of $786,200 from the SBA. The loan, and all accrued interest, was subsequently forgiven in November 2020 and was recorded as a gain on extinguishment of debt during our third quarter of fiscal 2021.

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

While we expect the impact of COVID-19 to be temporary, the disruptions caused have negatively impacted our revenue and results from operations beginning in March of 2020 and throughout most of fiscal year 2021. Looking ahead, we see improved domestic and global economies as the vaccine distribution progresses and reported COVID-19 cases decrease. To the extent that our sales team is better able to interact with and demonstrate our solutions to customers, we anticipate a positive impact on orders for our Giga-tronics EW test solutions in the second half of fiscal year 2022.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 27, 2021 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended September 25, 2021, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

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

Results of Operations

New orders by reporting segments are as follows at the end of the respective periods (in thousands):

	Three Months Ended
Segment	September 25, 2021	September 26, 2020	$ Change	% Change
Giga-tronics Division	$250	$773	$(523)	(68)%
Microsource	3,078	5,037	(1,959)	(39)%
Total	$3,328	$5,810	$(2,482)	(43)%

	Six Months Ended
Segment	September 25, 2021	September 26, 2020	$ Change	% Change
Giga-tronics Division	$637	$1,098	$(461)	(42)%
Microsource	4,202	5,143	(941)	(18)%
Total	$4,839	$6,241	$(1,402)	(22)%

New orders received in the second quarter of fiscal 2022 decreased to $3.3 million from $5.8 million for orders received in the second quarter of fiscal 2021. The Giga-tronics Division booked a COMPASS order for a synthetic aperture RADAR application in the second quarter of fiscal 2022, which is lower in revenue than the TEmS order it booked in the second quarter of fiscal 2021. The decrease in Microsource business unit orders during the second quarter of fiscal 2022 was attributable to a large order of $5.0 million the Company received in the second quarter of fiscal 2021 as compared to a smaller large order of $2.6 million the Company received in the second quarter of fiscal 2022.

New orders received in the first six months of fiscal 2022 decreased to $4.8 million from $6.2 received in the first six months of fiscal 2021. The Giga-tronics Division booked two COMPASS orders for a synthetic aperture RADAR application in the first six months of fiscal 2022 but had no further bookings which we believe was due primarily to changes in certain purchasing processes by the Navy and Airforce. The Microsource business unit experienced an 18% decrease in orders in the first six months of fiscal 2022 with the bookings of four orders totaling $4.0 million from three prime contractors as compared to the large single order from one prime contractor of $5.0 million booked in the first six months of fiscal 2021.

The following table shows order backlog and related information at the end of the respective periods (in thousands):

	As of
Segment	September 25, 2021	September 26, 2020	$ Change	% Change
Giga-tronics Division	$575	$66	$509	771%
Microsource	5,085	6,688	(1,603)	(24)%
Backlog of unfilled orders	$5,660	$6,754	$(1,094)	(16)%

Backlog at the end of the first six months of fiscal 2022 decreased 16% compared to the prior year. Giga-tronics Division backlog at September 25, 2021 was $575,000, a large percentage increase from the comparable prior year date due to the receipt of a synthesizer order from a foreign military service provider. Microsource experienced a 24% decrease in backlog in the first six months of fiscal 2022 due primarily to a 25% YIG filter production capacity increase in the first six months of fiscal 2022 as well as due to lower bookings during that period.

The allocation of net revenue was as follows for the periods shown (in thousands):

	Three Months Ended
Segment	September 25, 2021	September 26, 2020	$ Change	% Change
Giga-tronics Division	$297	$822	$(525)	(64)%
Microsource	3,270	1,870	1,400	75%
Total	$3,567	$2,692	$875	33%

	Six Months Ended
Segment	September 25, 2021	September 26, 2020	$ Change	% Change
Giga-tronics Division	$348	$1,931	$(1,583)	(82)%
Microsource	5,269	4,309	960	22%
Total	$5,617	$6,240	$(623)	(10)%

The Giga-tronics Division net revenue for the fiscal quarter ended September 25, 2021 was $297,000, a 64% decrease from the comparable prior year quarter. The Giga-tronics division shipped a COMPASS system in the second quarter of fiscal 2022 which is lower in revenue than the TEmS system, which it shipped in the second quarter of fiscal 2021. Net revenue for the Microsource segment during the quarter ended September 25, 2021 increased 75% over the comparable prior year period primarily due to receiving a large order during the quarter for which revenue was recognized as required by the adoption of ASC 606, "Revenue from Contracts with Customers". The timing of receipt of expected large RADAR filter contracts varies from period to period.

Net revenue for the first six months of fiscal 2022 was $5.6 million, a 10% decrease as compared to $6.2 million for the first six months of fiscal 2021. Microsource reported an increase of $960,000 in revenues for the first six months of fiscal 2022 as compared to the first six months of fiscal 2021, primarily due to an increase in the production capacity of YIG filters with the addition of a third production test station.

The Giga-tronics division reported $348,000 in revenue during the first six months of fiscal 2022 as compared to $1.9 million in the first six months of fiscal 2021. The decrease in revenues was due to a longer than anticipated delay in receiving certain large military orders which have long approval and processing cycles and vary significantly from period to period.

Cost of revenue and gross profit was as follows for the periods shown (in thousands):

	Three Months Ended		Three Months Ended
Segment	September 25, 2021	% of Revenue	September 26, 2020	% of Revenue
Giga-tronics Division	$253	7%	$459	17%
Microsource	1,994	56%	1,193	44%
Total Cost of revenue	$2,247	63%	$1,652	61%

Gross profit	$1,320	37%	$1,040	39%

	Six Months Ended		Six Months Ended
Segment	September 25, 2021	% of Revenue	September 26, 2020	% of Revenue
Giga-tronics Division	$307	5%	$939	15%
Microsource	3,190	57%	2,746	44%
Total Cost of revenue	$3,497	62%	$3,685	59%

Gross profit	$2,120	38%	$2,555	41%

Gross profit increased by $281,000 in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021 primarily due to increases in revenue of 33%. Gross profit decreased by $434,000 in the first six months of fiscal 2022 to $2.1 million from $2.6 million in the first six months of fiscal 2021 primarily due to 10% lower revenue during the first six months of fiscal 2022 and an unfavorable product mix with 82% lower revenue in the Giga-tronics division in the first six months of fiscal 2022 as compared to the first six months of fiscal 2021.

Operating expenses were as follows for the periods shown (in thousands):

	Three Months Ended
Category	September 25, 2021	September 26, 2020	$ Change	% Change
Engineering	$234	$554	$(320)	(58)%
Selling, general and administrative	1,049	926	123	13%
Total	$1,283	$1,480	$(197)	(13)%

	Six Months Ended
Category	September 25, 2021	September 26, 2020	$ Change	% Change
Engineering	$636	$991	$(355)	(36)%
Selling, general and administrative	2,147	1,895	252	13%
Total	$2,783	$2,886	$(103)	(4)%

Operating expenses decreased 13% or $197,000 in the second quarter of fiscal 2022 over the second quarter of fiscal 2021 primarily due to the decrease in engineering expenses. Engineering expenses decreased by $320,000 primarily due to increased capitalization of software engineering expenses, reduced engineering personnel costs, reduced consulting costs and a greater portion of non-recurring engineering expenses for contract services which were allocated to cost of revenue. Selling, general and administrative expenses increased by 13% primarily due to increased personnel costs and increased stock-based compensation.

Total operating expenses decreased by $103,000 in the first six months of fiscal 2022 as compared to the first six months of fiscal 2021. Engineering expenses decreased $355,000 in the first six months of fiscal 2022 versus the comparable prior year period, primarily due to lower personnel costs, increased capitalization of software engineering expenses, lower consulting costs and a greater portion of non-recurring engineering expenses for contract services which were allocated to cost of revenue. Selling, general and administrative expenses increased by $252,000 in the first six months of fiscal 2022 versus the comparable prior year period primarily due to higher personnel costs, an increase in stock-based compensation, increased headcount in the sales team and increased expenses associated with the fiscal year-end 2021 audit.

Interest expense, net and other were as follows for the periods shown (in thousands):

	Three Months Ended
Category	September 25, 2021	September 26, 2020	$ Change	% Change
Interest expense, net	$(12)	$(32)	$20	(63)%
Gain on remeasurement of prefunded warrants liability	$46	$—	$46	—%
Deemed dividend on Series E preferred shares	$(2)	$(3)	$1	(33)%

	Six Months Ended
Category	September 25, 2021	September 26, 2020	$ Change	% Change
Interest expense, net	$(15)	$(65)	$50	(77)%
Gain on remeasurement of prefunded warrants liability	$92	$—	$92	—%
Finance costs from prefunded warrants issuance	$(157)	$0	$(157)	—%
Deemed dividend on Series E preferred shares	$(5)	$(6)	$1	(17)%
Cumulative dividends on Series E preferred shares	$(43)	$0	$(43)	—%

Net interest expense in the second quarter of fiscal 2022 was $12,000, a decrease of $20,000 from the second quarter of fiscal 2021. Interest expense decreased primarily due to the repayments of the PFG Loan. The Company also realized a $46,000 gain during the second quarter of fiscal 2022 on the remeasurement of the prefunded warrants liability due to the conversion of the warrants to equity on July 28, 2021.

Net interest expense in the first six months of fiscal 2022 was $15,000, a decrease of $50,000 over the first six months of fiscal 2021. Interest expense decreased primarily due to the repayments of the PFG Loan. During the first six months of fiscal 2022 the conversion of 35,000 Series E preferred shares to common shares resulted in a $43,000 cumulative dividend non-cash charge and the prefunded warrants incurred financing costs of $157,000 and a gain on the remeasurement of prefunded warrants liability of $92,000. See Note 14.

Net income (loss)

Net income for the second quarter of fiscal 2022 was $62,000, compared to a net loss of $477,000 recorded in the second quarter of fiscal 2021. The $539,000 improvement during the second quarter of fiscal 2022 was primarily due to higher net revenue along with a decrease in operating expenses in the second quarter of fiscal 2022 versus the comparable prior year period. Net loss for the first half of fiscal 2022 was $798,000, compared to net loss of $405,000 recorded in the first half of fiscal 2021. The increase in net loss was primarily due to the decrease in net revenue for the Giga-tronics division partially offset by lower operating expenses versus the comparable prior year period.

Financial Condition and Liquidity

Category ($ in thousands)	September 25, 2021	March 27, 2021
Cash	$648	$736
Total current assets	$7,751	$6,358
Total current liabilities	$3,309	$2,904
Working Capital	$4,442	$3,454
Current ratio	2.34	2.19

Our primary sources of liquidity come from customer sales and our Financing Agreement with Western Alliance Bank, both of which are dependent on our receipt and shipment of customer orders, and capital raised from investors and lenders. Therefore, if we are unable to maintain sufficient levels of liquidity solely from sales to customers and borrowings under the Financing Agreement, we may be required to seek funding from other sources.  To address our liquidity needs in the near term, management is evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity or debt securities, additional borrowings, arrangements with strategic partners or by obtaining credit from government or other financial institutions. There can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near term fixed commitments for cash expenditures are primarily for payments of operating leases and inventory purchase commitments.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing (in thousands):

	Six Months Ended
Category	September 25, 2021	September 26, 2020
Net cash used in operating activities	$(1,629)	$(176)
Net cash used in investing activities	—	(31)
Net cash provided by (used in) financing activities	1,541	(45)
Net decrease in cash	(88)	(252)

Cash at the beginning of the fiscal year	736	657
Cash at the end of the quarter	$648	$405

Cash Flows from Operating Activities

During the first six months of fiscal 2022, we used cash of $1.6 million for operating activities, as compared to $176,000 used in the first six months of fiscal 2021. The increased use of cash was primarily due to an increase in inventories of $896,000 in anticipation of new orders, an increase in accounts receivables of $498,000 and the net loss of $798,000.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Financing Activities

Cash provided by financing activities for the six month period ended September 25, 2021 was $1.5 million which was primarily due to proceeds from the issuance of prefunded warrants offset by $157,000 for its issuance expense. In addition, there were net proceeds of $145,000 from the sale of common shares at $3.25 per share as well as from net proceeds of $272,000 from financed receivables with total proceeds of $3.0 millions and total repayments of $2.7 million.

Cash used in financing activities for the six month period ended September 26, 2020 was $45,000, primarily due to proceeds from financed receivables and the PPP Loan of $1.5 million, which was slightly more than offset by $1.3 million of loan repayments associated with the PFG Loan and financed receivables, and $215,000 of capital lease payments.

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

The reconciliation of our net income (loss) to adjusted EBITDA is as follows (in thousands):

Adjusted EBITDA Reconciliation	Three Months Ended
	September 25, 2021	September 26, 2020
Net income (loss) attributable to common shareholders	$62	$(477)
Cumulative and deemed dividends on Series E preferred stock	2	3
Net income (loss)	64	(474)
Adjustments:
Depreciation and amortization	55	65
Stock-based compensation	146	66
Gain on remeasurement of prefunded warrants liability	(46)	—
Interest and tax	19	35
Adjusted EBITDA	$238	$(308)

Adjusted EBITDA Reconciliation	Six Months Ended
	September 25, 2021	September 26, 2020
Net loss attributable to common shareholders	$(798)	$(405)
Cumulative and deemed dividends on Series E preferred stock	48	6
Net loss	(750)	(399)
Adjustments:
Depreciation and amortization	107	133
Stock-based compensation	301	142
Finance costs for issuance of prefunded warrants	157	—
Gain on remeasurement of prefunded warrants liability	(92)	—
Interest and tax	22	67
Adjusted EBITDA	$(255)	$(57)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 25, 2021, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 – LEGALPROCEEDINGS

As of September 25, 2021, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A – RISKFACTORS

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 27, 2021.

ITEM 2 – UNREGISTEREDSALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTSUPON SENIOR SECURITIES

None.

ITEM 4 – MINESAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHERINFORMATION

None.

ITEM 6 – EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 9, 2021	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	/s/ Lutz P. Henckels
Lutz P. Henckels
Chief Financial Officer Chief Operating Officer and Director (Principal Financial and Accounting Officer)