Form 10-Q
period 2021-12-25
GIGA TRONICS INC
filed 2022-02-08
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 25, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED
(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5990 Gleason Drive, Dublin CA 94568	(925) 328-4650
(Address of principal executive offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

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

There was a total of 2,725,010 shares of the Registrant’s Common Stock outstanding as of February 7, 2022.

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s ability to obtain necessary capital to finance its operations; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) the results of pending or threatened litigation; (4) risks related to customers’ credit worthiness/profiles; (5) changes in the Company’s credit profile and its ability to borrow; (6) a potential decline in demand for certain of the Company’s products; (7) potential product liability claims; (8) the potential loss of key personnel; (9) U.S. and international economic conditions and (10) the COVID-19 pandemic, including the effects of governmental responses to the pandemic; and (11) the Company’s pending acquisition of Gresham Worldwide Inc. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 27, 2021 for further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except share data)

	December 25, 2021	March 27, 2021*
Assets
Current assets:
Cash	$316	$736
Trade accounts receivable, net of allowance of $0 and $3, respectively	223	801
Inventories	4,645	3,601
Prepaid expenses	40	100
Unbilled receivable	1,620	1,120
Total current assets	6,844	6,358
Property and equipment, net	370	455
Right-of-use asset	609	865
Other long-term assets	308	169
Total assets	$8,131	$7,847
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,165	$1,044
Loans payable, net of discounts and issuance costs	670	683
Accrued payroll and benefits	580	446
Deferred revenue	—	7
Lease obligations	476	445
Other current liabilities	247	279
Total current liabilities	3,138	2,904
Other non-current liabilities	4	6
Long term lease obligations	328	690
Total liabilities	3,470	3,600

Shareholders’ equity:
Preferred stock; no par value; Authorized – 1,000,000 shares
Series A convertible preferred stock: 250,000 shares designated; 0 shares issued and outstanding at December 25, 2021 and March 27, 2021	—	—
Series B, C, D convertible preferred stock: 19,500 designated shares; 17,782 shares issued and outstanding at December 25, 2021 and March 27, 2021; (liquidation preference of $3,367 at December 25, 2021 and March 27, 2021)	2,745	2,745
Series E convertible preferred stock: 100,000 designated shares; 5,700 and 9,200 shares issued and outstanding at December 25, 2021 and March 27, 2021, respectively; (liquidation preference of $214 at December 25, 2021 and $345 at March 27, 2021)	90	177
Common stock; no par value; Authorized – 13,333,333 shares; 2,725,010 and 2,635,856 shares issued and outstanding at December 25, 2021 and March 27, 2021, respectively	34,603	32,306
Accumulated deficit	(32,777)	(30,981)
Total shareholders’ equity	4,661	4,247
Total liabilities and shareholders’ equity	$8,131	$7,847

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements
* Derived from the audited financial statements as of and for the fiscal year ended March 27, 2021.

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Net revenue:
Goods	$164	$1,559	$512	$3,490
Services	1,810	2,525	7,079	6,834
Total revenue	1,974	4,084	7,591	10,324
Cost of revenue	1,238	2,527	4,734	6,213
Gross profit	736	1,557	2,857	4,111

Operating expenses:
Engineering	218	557	854	1,548
Selling, general and administrative	1,296	937	3,444	2,832
Total operating expenses	1,514	1,494	4,298	4,380

Operating income (loss)	(778)	63	(1,441)	(269)
Gain on extinguishment of PPP Loan	—	791	—	791
Interest expense, net and other:
Interest expense, net	(13)	(21)	(27)	(85)
Other income (expense), net	—	—	(65)	—
Income (loss) before income taxes	(791)	833	(1,533)	437
Provision for income taxes	2	—	10	2
Net income (loss)	(793)	833	(1,543)	435
Deemed dividend on Series E preferred stock	(2)	(3)	(7)	(10)
Cumulative dividends on converted Series E preferred stock	—	—	(43)	—
Net income (loss) attributable to common shareholders	$(795)	$830	$(1,593)	$425

Income (loss) per common share – basic	$(0.29)	$0.33	$(0.58)	$0.17
Income (loss) per common share – diluted	$(0.29)	$0.28	$(0.58)	$0.14

Weighted average common shares used in per share calculation:
Basic	2,725	2,549	2,725	2,549
Diluted	2,725	2,933	2,725	2,933

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
(In thousands except share data)

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 28, 2020	26,982	$2,922	2,635,856	$31,952	$(30,574)	$4,300
Net income	—	—	—	—	72	72
Stock based compensation	—	—	—	76	—	76
Balance at June 27, 2020	26,982	2,922	2,635,856	32,028	(30,502)	4,448
Net loss	—	—	—	—	(477)	(477)
Stock based compensation	—	—	—	66	—	66
Balance at September 26, 2020	26,982	2,922	2,635,856	32,094	(30,979)	4,037
Net income	—	—	—	—	830	830
Stock based compensation	—	—	—	63	—	63
Balance at December 26, 2020	26,982	$2,922	2,635,856	$32,157	$(30,149)	$4,930

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 27, 2021	26,982	$2,922	2,635,856	$32,306	$(30,981)	$4,247
Net loss	—	—	—	—	(860)	(860)
Restricted stock granted	—	—	18,000	—	—	—
Restricted stock forfeited	—	—	(10,000)	—	—	—
Stock based compensation	—	—	—	155	—	155
Deemed dividend in connection with prefunded warrants issuance	—	—	—	—	(203)	(203)
Common stock issuance net of offering costs	—	—	46,154	145	—	145
Series E preferred stock converted to common	(3,500)	(87)	35,000	130	—	43
Balance at June 26, 2021	23,482	2,835	2,725,010	32,736	(32,044)	3,527
Net income	—	—	—	—	62	62
Stock based compensation	—	—	—	146	—	146
Prefunded warrants granted	—	—	—	1,608	—	1,608
Balance at September 25, 2021	23,482	2,835	2,725,010	34,490	(31,982)	5,343
Net loss	—	—	—	—	(795)	(795)
Stock based compensation	—	—	—	113	—	113
Balance at December 25, 2021	23,482	$2,835	2,725,010	$34,603	$(32,777)	$4,661

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	December 25, 2021	December 26, 2020
Cash flows from operating activities:
Net income (loss)	$(1,543)	$435
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	157	195
Stock based compensation	414	205
Gain on extinguishment of PPP Loan	—	(786)
Gain on forgiveness of interest on PPP Loan	—	(5)
Finance costs for issuance of prefunded warrants	157	—
Gain on remeasurement of prefunded warrants liability	(92)	—
Changes in operating assets and liabilities:
Trade accounts receivable	578	720
Inventories	(1,116)	46
Prepaid expenses	60	49
Unbilled receivable	(500)	(233)
Right-of-use asset	256	237
Other long term assets	(139)	—
Accounts payable	121	541
Accrued payroll and benefits	134	215
Deferred revenue	(7)	(159)
Other current and non-current liabilities	(44)	(127)
Net cash provided by (used in) operating activities	(1,564)	1,333
Cash flows from investing activities:
Purchases of property and equipment	—	(64)
Net cash used in investing activities	—	(64)
Cash flows from financing activities:
Principal payments on leases	(331)	(317)
Repayments of borrowings	(4,989)	(2,202)
Proceeds from loans payable, net of issuance costs	4,976	1,941
Proceeds from issuance of stock, net of issuance costs	145	—
Proceeds from issuance of prefunded warrants	1,500	—
Finance costs for issuance of prefunded warrants	(157)	—
Net cash provided by (used in) financing activities	1,144	(578)

Increase (decrease) in cash	(420)	691
Beginning cash	736	657
Ending cash	$316	$1,348

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$10	$2
Cash paid for interest	$28	$85
Supplementary disclosure of noncash activities:
Deemed dividend on common shares from prefunded warrants issuance	$203	$—
Fair value of dividends in kind	$—	$10

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Organization and Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (“Giga-tronics,” “Company” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. Please refer to the Company’s Annual Report on Form 10-K for the year ended March 27, 2021 for a discussion of our significant accounting policies. During the nine months ended December 25, 2021, there were no material changes to these policies other than as disclosed below. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the SEC for the year ended March 27, 2021.

On December 12, 2019, the Company completed a one-for-fifteen reverse stock split of its common stock. All shares and per share amounts included in the financial statements and notes thereto have been adjusted to reflect the effect of the reverse stock split.

Principles of Consolidation The unaudited condensed consolidated financial statements include the accounts of Giga-tronics and its wholly owned subsidiary, Microsource, Inc. (“Microsource”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2.        Inventories

Inventories are comprised of the following (in thousands):

Category	December 25, 2021	March 27, 2021
Raw materials	$2,083	$946
Work-in-progress	2,402	2,418
Finished goods	124	129
Demonstration inventory	36	108
Total	$4,645	$3,601

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

As of December 25, 2021, and March 27, 2021, the Company’s total outstanding borrowings under the Restated Financing Agreement were $170,000 and $683,000, respectively, and are included in Loans payable, net of discounts and issuance costs on the unaudited condensed consolidated Balance Sheets.

Note 4.       Term Loans

On April 27, 2017, the Company entered into a $1.5 million loan agreement with Partners For Growth (“PFG”), which was funded on April 28, 2017 (“PFG Loan”). The Company’s total outstanding balance on this loan were paid off in March 2021 and the agreement was terminated.

On November 12, 2021, the Company borrowed $500,000 from Digital Power Lending, LLC, a California limited liability company and licensed California Finance Lender, and an affiliate of BitNile Holdings, Inc. ("BitNile"), a Delaware corporation. (See Note 16 – Subsequent Events). The loan is evidenced by a secured promissory note dated as of November 12, 2021, which provides, among other things that the principal amount of the loan will bear interest at the rate of 10.0% per annum. Unless prepaid by the Company, all principal and accrued interest under the loan is payable on November 12, 2022 or, if earlier, upon the Company’s completion of an underwritten public offering or the termination of the Share Exchange Agreement dated December 27, 2021 with BitNile and Gresham Worldwide Inc. ("Gresham"), a Delaware corporation ("Exchange Agreement"). The Company’s obligations under the loan are secured by a pledge of all of the Company’s assets. The loan and the Lender’s security interest are subordinate to the Company’s existing bank lending arrangement. The Company’s outstanding balance of this loan at  December 25, 2021 was $500,000 and is included in Loans payable, net of discounts and issuance costs on the unaudited condensed consolidated Balance Sheets.

Note 5.       Paycheck Protection Program under the CARES Act

On April 23, 2020, the Company borrowed $786,000 from Western Alliance Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid Relief, and the Economic Security Act ("PPP Loan”). The Company accounted for the PPP Loan as a loan under Accounting Standards Codification (“ASC”) 470, Debt. The PPP Loan had a stated maturity date of April 23, 2022 with interest accruing on the principal balance at the rate of 1.0% per annum.

On November 19, 2020, the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the Small Business Administration (“SBA”) and recognized as a gain on extinguishment.

In August 2021, the Company applied for the Employee Retention Credit (“ERC”) for a total amount of $233,000. This ERC is a fully refundable tax credit for employers equal to 50 percent of qualified wages that eligible employers pay their employees. This ERC applies to qualified wages paid after March 12, 2020 and before January 1, 2021.

In January 2022, the Company applied for another ERC for a total amount of $321,000. This ERC is a fully refundable tax credit for employers equal to 70 percent of qualified wages that eligible employers pay their employees. This ERC applies to qualified wages paid after December 2020 and before January 1, 2022.

Currently, we are unable to provide an estimate as to whether and when we will receive these ERC funds as the Company's applications are pending Internal Revenue Service processing and approval.

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

In December 2018, the Company entered into a lease agreement for an additional 1,200 square foot facility for certain engineering personnel located in Nashua, New Hampshire, which began on February 1, 2019, and expires on January 31, 2022. Effective March 1, 2020, we amended and replaced in its entirety the original Nashua lease agreement to increase the facility size to 2,400 square feet and extend its expiration to February 28, 2023.The monthly payment for FY22 and FY23 under the amended agreement is $2,500.

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

Lease costs

For the nine months ended (in thousands):

Lease Costs	Classification	December 25, 2021
Operating lease costs	Operating expenses	$397

Other information (in thousands):

Nine Month Period Ended December 25, 2021	Operating leases
Operating cash used for leases	$450

Future lease payments as of December 25, 2021, were as follows (in thousands):

Fiscal Year	Operating leases
2022 (remaining 3 months)	$126
2023	515
2024	209
Total future minimum lease payments	850
Less: imputed interest	(46)
Present value of lease liabilities	$804

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

Upon issuance on April 27, 2021 and at June 26, 2021, the prefunded warrants liability was measured at fair value. On July 28, 2021, the Company and the holder amended the terms of the Prefunded Warrants to restrict the holder’s option to require cash payment at the Black-Scholes value of the remaining unexercised portion of the holder’s Prefunded Warrants to only Fundamental Transactions that are within the Company’s control. Because of this modification of the put-option provision, the Prefunded Warrants are no longer required to be classified as a liability under either ASC 480, "Distinguishing Liabilities from Equity", or ASC 815, "Derivatives and Hedging", guidance and do not include any embedded features that require bifurcation. Therefore, the Prefunded Warrants liability were remeasured on the modification date and reclassified to equity (See Note 8 – Sale of Common Stock and Prefunded Warrants).

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

	Level 1	Level 2	Level 3	Total
Balance at March 27, 2021
Liabilities
Prefunded warrants liability	$—	$—	$—	$—

Balance at June 26, 2021
Liabilities
Prefunded warrants liability	$—	$—	$1,657	$1,657

Balance at September 26, 2021
Liabilities
Prefunded warrants liability	$—	$—	$—	$—

Balance at December 25, 2021
Liabilities
Prefunded warrants liability	$—	$—	$—	$—

During the nine months ended December 25, 2021 and the year ended March 27, 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value and the valuation techniques used did not change compared to the Company’s established practice.

The Company’s common stock fair value is a significant Level 3 input affecting the valuation of the prefunded warrants.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities during the nine months ended December 25, 2021, which were measured at fair value on a recurring basis:

Prefunded warrants liability
Balance at March 27, 2021	$—
Initial fair value of pre-funded warrants issued in April 2021	1,703
Gain on remeasurement of prefunded warrants liability	(92)
Payment of issuance costs	(3)
Reclassification of prefunded warrants liability to equity	(1,608)
Balance at December 25, 2021	$—

There were no assets measured at fair value on a recurring basis and there were no assets measured at fair value on a non-recurring basis at December 25, 2021 and March 27, 2021. There were no liabilities measured at fair value on a recurring or non-recurring basis at March 27, 2021.

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

The Prefunded Warrants are immediately exercisable and may be exercised for a de-minimis exercise price of $0.01 per share subject to the limitation that a holder of a Prefunded Warrant will not have the right to exercise any portion of the Prefunded Warrant if the holder together with its affiliates and attribution parties (as such terms are defined in the Prefunded Warrants) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. The Prefunded Warrants do not expire. The Prefunded Warrants also contained a put option, exercisable under certain conditions. Because of this put-option provision, the Prefunded Warrants were initially classified as a liability at fair value of $1,703,000 on the issuance date and marked to market at each reporting date. Further, because the fair value of the prefunded warrant liability on the issuance date was greater than the proceeds of the Prefunded Private Placement and the warrants were issued to existing common stockholders, the difference was recorded to accumulated deficit as a $203,000 deemed dividend. There were finance costs of $157,000 associated with the issuance of the Prefunded Warrants. There was a gain on measurement of $46,000 on the prefunded warrant liability in the first quarter of fiscal 2022 and $46,000 in the second quarter of fiscal 2022.These amounts are recorded in “Other income (expense), net” in the unaudited condensed consolidated Statements of Operations.

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

On June 6, 2021, the Company entered into a Securities Purchase Agreement with a private investor for the sale of a total of 46,154 common shares at the price of $3.25 per share, for aggregate gross proceeds of $150,000. The sale was completed, and the shares of common stock were issued on June 6, 2021. Net proceeds to the Company after fees and expenses of the transaction were approximately $145,000 (See Note 14 - Preferred Stock and Warrants).

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

Shares excluded from the diluted EPS calculation for the nine month periods ended December 25, 2021 and December 26, 2020 are as follows (in thousands):

Anti-dilutive securities	December 25, 2021	December 26, 2020
Common shares issuable upon exercise of stock options	—	250
Restricted stock awards	38	10
Common shares issuable upon conversion of convertible preferred stock	157	61
Common shares issuable upon exercise of warrants	462	169

(In thousands except per share data)	Three Months ended
	December 25, 2021	December 26, 2020
Net income (loss)	$(795)	$830

Weighted average basic shares outstanding	2,725	2,549
Effect of dilutive securities	—	384
Weighted-average dilutive shares	2,725	2,933

Basic earnings per share	$(0.29)	$0.33
Diluted earnings per share	$(0.29)	$0.28

(In thousands except per share data)	Nine Months ended
	December 25, 2021	December 26, 2020
Net income (loss)	$(1,593)	$425

Weighted average basic shares outstanding	2,725	2,549
Effect of dilutive securities	—	384
Weighted-average dilutive shares	2,725	2,933

Basic earnings per share	$(0.58)	$0.17
Diluted earnings per share	$(0.58)	$0.14

There were no dilutive securities in the three months and nine months ended December 25, 2021 because the stock options and warrants were anti-dilutive.

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

During the first nine months of fiscal year 2022, the Company granted stock to purchase 42,000 shares of common stock which vest over a four year service period. The weighted average fair value of stock options granted during the first nine months of fiscal year 2022 was $118,904. During the first nine months of fiscal year 2021, the Company did not grant any stock options. The vested portion of all option grants may be exercised only while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (“SARs”), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of December 25, 2021, and March 27, 2021, no SARs have been granted under any option plan.

As of December 25, 2021, there were 79,307 shares of common stock available for issuance of additional awards under the 2018 Equity Incentive Plan. The Company records compensation cost associated with stock-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

Description	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Dividend yield	—	—	—	—
Expected volatility	101.67%	168.81%	103.99%	168.81%
Risk-free interest rate	0.77%	0.34%	0.79%	0.34%
Expected term (years)	5.50	8.36	5.50	8.36

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

A summary of the changes in stock options outstanding for the year ended March 27, 2021 and the nine month period ended December 25, 2021 is as follows:

Description	Shares	Weighted Average Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 28, 2020	240,758	$5.86	7.90	$—
Granted	148,000	3.53	9.20	—
Forfeited / Expired	(13,950)	4.15	—	—
Outstanding at March 27, 2021	374,808	5.00	7.90	—
Granted	42,000	2.83	9.76	—
Forfeited / Expired	(25,453)		—	—
Outstanding at December 25, 2021	391,355	$4.70	7.60	$—

Exercisable at December 25, 2021	173,663	$5.84	6.15	$—

Expected to vest in the future	217,692	$3.05	8.77	$—

As of December 25, 2021, there was $327,000 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.34 years and will be adjusted for subsequent changes in estimated forfeitures. There were options to purchase 12,258 shares that vested during the quarter ended December 25, 2021, and options to purchase 12,675 shares that vested during the quarter ended December 26, 2020. The total fair value of options vested during the quarters ended December 25, 2021 and December 26, 2020 was $57,000 and $53,000 respectively. There were no options exercised in the nine-month periods ended December 25, 2021 and December 26, 2020. Share based compensation cost related to stock options recognized in operating results for the nine months ended December 25, 2021 and December 26, 2020 totaled $356,000 and $182,000, respectively.

Restricted Stock

The Company granted 38,020 Restricted Stock Awards (“RSAs”) during the first nine months of fiscal 2022 and zero RSAs during the first nine months of fiscal 2021. RSAs are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period net of estimated forfeitures.

As of December 25, 2021, there was $27,000 of total unrecognized compensation cost related to non-vested RSAs. That cost is expected to be recognized over a weighted average period of 0.80 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for RSAs and unrestricted stock awards for the nine months ended December 25, 2021 and December 26, 2020 totaled $58,000 and $23,000, respectively.

A summary of the changes in non-vested RSAs outstanding for the nine month period ended December 25, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 27, 2021	—	$—
Granted	38,020	3.87
Vested	(3,000)	4.12
Non-vested at December 25, 2021	35,020	$3.85

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

The table below presents information for the two reportable segments (in thousands):

	Three Month Period Ended December 25, 2021			Three Month Period Ended December 26, 2020
Description	Giga-tronics Division	Microsource	Total	Giga-tronics Division	Microsource	Total
Revenue	$164	$1,810	$1,974	$1,559	$2,525	$4,084
Interest expense and other, net	$(15)	$—	$(15)	$(21)	$—	$(21)
Depreciation and amortization	$50	$—	$50	$61	$—	$61
Net income (loss)	$(875)	$80	$(795)	$(164)	$994	$830
Assets (at period end)	$5,554	$2,577	$8,131	$6,229	$2,438	$8,667

	Nine Month Period Ended December 25, 2021			Nine Month Period Ended December 26, 2020
Description	Giga-tronics Division	Microsource	Total	Giga-tronics Division	Microsource	Total
Revenue	$512	$7,079	$7,591	$3,490	$6,834	$10,324
Interest expense and other, net	$(37)	$—	$(37)	$(99)	$—	$(99)
Depreciation and amortization	$157	$—	$157	$195	$—	$195
Net income (loss)	$(2,225)	$632	$(1,593)	$(2,131)	$2,556	$425
Assets (at period end)	$5,554	$2,577	$8,131	$6,229	$2,438	$8,667

During the third quarter of fiscal 2022, one customer accounted for 79% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 11% and was included in the Microsource segment. During the third quarter of fiscal 2021, three customers accounted for approximately 95% of the Company’s consolidated revenues. One customer accounted for 54% of the Company’s consolidated revenue and was included in the Microsource segment. A second customer accounted for 25% of the Company’s consolidated revenue and was included in the Microsource segment. A third customer accounted for 16% of the Company’s consolidated revenue and was included in the Giga-tronics Division.

During the first nine months of fiscal 2022, one customer accounted for 80% of the Company’s consolidated revenues and was included in the Microsource segment. During the first nine months of fiscal 2021, three customers accounted for approximately 89% of the Company’s consolidated revenues. One customer accounted for 55% of the Company’s consolidated revenues and was primarily included in the Microsource segment. A second and third customer accounted for a total of 34% of the Company’s consolidated revenue and were included in the Microsource segment and the Giga-tronics Division.

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

The Company recorded $10,000 and $2,000 in income tax expense for the nine months ended December 25, 2021 and December 26, 2020 respectively. The effective tax rate for the nine months ended December 25, 2021 was 1% and for the nine months ended December 26, 2020 was 0%, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of December 25, 2021, the Company had recorded $52,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Condensed Consolidated Balance Sheet. The Company does expect the liability for unrecognized tax benefits to change materially during the next 12 months as a result of the Exchange Agreement (See Note 16 – Subsequent Events).

Note 13.       Warranty Obligations

The Company records a liability for estimated warranty obligations in cost of revenue at the date products are sold. Adjustments are made as new information becomes available. The Company provides no other guarantees.

The following provides a reconciliation of changes in the Company’s warranty obligation for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Balance at beginning of period	$47	$44	$51	$34
Provision	4	6	25	16
Warranty costs incurred	(12)	—	(37)	—
Balance at end of period	$39	$50	$39	$50

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

During the nine months ended December 25, 2021, the Company issued 35,000 shares of common stock in exchange for 3,500 shares of Series E Preferred Stock. As a result, 5,700 shares of Series E preferred stock with an aggregate liquidation preference of $214,000 remained outstanding as of December 25, 2021.

The table below presents Preferred Stock information as of December 25, 2021 and March 27, 2021 ($ in thousands):

Preferred Stock	Designated	Shares	Shares	Liquidation
As of December 25, 2021	Shares	Issued	Outstanding	Preference
Series B	10,000	9,245	9,245	$2,136
Series C	3,500	3,425	3,425	500
Series D	6,000	5,112	5,112	731
Series E	100,000	5,700	5,700	214
Total at December 25, 2021	119,500	23,482	23,482	$3,581

Preferred Stock	Designated	Shares	Shares	Liquidation
As of March 27, 2021	Shares	Issued	Outstanding	Preference
Series B	10,000	9,245	9,245	$2,136
Series C	3,500	3,425	3,425	500
Series D	6,000	5,112	5,112	731
Series E	100,000	9,200	9,200	345
Total at March 27, 2021	119,500	26,982	26,982	$3,712

Note 15.      COVID-19 (Coronavirus)

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and in March 2020 classified the outbreak as a pandemic. In March 2020, the President of the United States and the Governor of California declared a state of emergency, based on the rapid increase in COVID-19 cases including in California. In response to the COVID-19 pandemic, the Company has implemented a number of measures intended to ensure the safety of personnel and the continuity of operations. Following a mandated shut down in March 2020, the Company was designated as an essential business and has largely returned to normal operations though it continues to implement and follow the protective measures described above.

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

To mitigate these risks, the Company has purchased long-lead inventory ahead of order receipt according to a forecast of anticipated business for its EW business. Microsource generally buys inventory upon receipt of each contract but has experienced delays in delivery of specialty components and certain chips needed for its RADAR filter production. Microsource management is working to secure supply of these materials to minimize gaps in delivery to its customers.

Note 16.      Subsequent Events

On December 27, 2021, Giga-tronics entered into a Share Exchange Agreement with BitNile and Gresham, which is a wholly-owned subsidiary of BitNile.

The Exchange Agreement provides that the Company will acquire all of the outstanding shares of capital stock of Gresham in exchange for issuing to BitNile 2,920,085 shares of the Company’s common stock and 514.8 shares of a new series of preferred stock that are convertible into an aggregate of 3,960,043 shares of the Company’s common stock, subject to potential adjustments, and the assumption of Gresham’s outstanding equity awards representing, on an as-assumed basis, 249,875 shares of the Company’s common stock (the “Exchange Transaction”). Completion of the Exchange Transaction is subject to the approval of the Company’s shareholders and other customary closing conditions.

Immediately following the completion of the Exchange Transaction, Gresham will be a wholly-owned subsidiary of the Company. Outstanding shares of the Company’s common stock, warrants and options will remain outstanding and unaffected upon completion of the Exchange Transaction. The Company’s common stock will continue to be registered under the Securities Exchange Act of 1934, as amended, immediately following the Exchange Transaction.

The Exchange Agreement further provides that, BitNile will loan the Company $4.25 million upon the closing of the Exchange Transaction and the Company will use these funds, in part, to repurchase or redeem all of the currently outstanding shares of the Company's Series B, Series C, Series D and Series E preferred stock (the “Outstanding Preferred”). The Exchange Agreement further provides that following the Exchange Transaction, the Company will pursue an underwritten public offering of $25 million of its common stock. BitNile has agreed to purchase up to $10 million of common stock in the offering, which amount would include the conversion of the $4.25 million to be loaned to the Company upon the closing of the Exchange Transaction.

The Company has also agreed to seek the approval of the Company's shareholders to (1) increase the number of shares of common stock that the Company is authorized to issue to 100 million shares, (2) to complete a reverse split of the Company's common stock and (3) to change the Company's charter from that of a California corporation to that of a Delaware corporation.

The Exchange Agreement contains certain termination rights for each of the parties, including if (i) the Exchange Transaction is not consummated by June 30, 2022, (ii) the approval of the Company’s shareholders is not obtained, or (iii) there has been a breach by a non-terminating party that is not cured such that the applicable closing conditions are not satisfied. In addition, in certain circumstances, BitNile may terminate the Exchange Agreement prior to the Company’s shareholder approval of the Exchange Transaction in the event that (A) the Company materially breaches its non-solicitation obligations relating to alternative business combination transactions, (B) the Company’s board withdraws or adversely modifies its recommendation to shareholders with respect to the Exchange Transaction or fails to affirm its recommendation within the required time period after an alternate acquisition proposal is made, (C) the Company’s board recommends a tender offer or exchange offer or fails to recommend against such a tender offer or exchange offer within ten business days after commencement. In addition, the Company may terminate the Exchange Agreement to pursue an alternative acquisition transaction. The Exchange Agreement also provides that the Company will be obligated to pay a termination fee of $1.0 million to Gresham if the Exchange Agreement (i) is terminated by BitNile in the circumstances described in the preceding sentence or (ii) (A) if an acquisition proposal is made to the Company or to its shareholders publicly, (B) the Exchange Agreement is terminated for failure to consummate the Exchange Transaction by the End Date for failure to obtain the approval of the Company’s shareholders and (C) the Company enters into a definitive agreement with respect to or consummates certain acquisition proposals within 12 months of termination of the Exchange Agreement or (iii) the Company terminates the Exchange Agreement in order to enter into a definitive agreement with respect to an alternate acquisition proposal. In addition, the Company would be required to immediately repay a $500,000 loan made by an affiliate of BitNile in November 2021 and any additional borrowings received under the loan agreement that otherwise matures in November 2022 (See Note 4 – Term Loans).

During the third quarter of fiscal year 2022, the Company incurred certain costs in connection with the Exchange Agreement as follows (in thousands):

Three Months Ended
Category	December 25, 2021
Legal fees	$126
Investment banker's fairness opinion	$150
Consulting fees	$60
Retention bonuses	$66
Total	$402

Of the $402,000 of Exchange Transaction related costs incurred during the third quarter of fiscal year 2022, $366,000 and $36,000 were recognized as general and administrative expenses and costs of revenues, respectively.

On January 7, 2022, the Company amended the loan agreement with Digital Power Lending, LLC and received an additional $300,000 in loan proceeds which increased the outstanding loan amount from $500,000 to $800,000. All other terms of the loan remained the same (See Note 4 – Term Loans).

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

Our Microsource subsidiary generates revenue through sole-source production contracts for custom engineered components funded by the U.S. Federal Government. Microsource revenue for fiscal year 2021 was $9.4 million related to production of RADAR filters for the F-15D, F-16 and F/A-18E aircrafts. These filters solve an interference problem that occurs between the aircraft’s radar system and the onboard electronic warfare suite when these older aircrafts receive upgraded radar systems. The engineering of each filter variant was funded by the U.S. Government indirectly through each prime contractor, including filters for foreign military sales. Orders for Microsource components involve production contracts where the period of performance typically spans multiple years. During the first nine months of fiscal 2022, Microsource received a new customer-funded development contract valued at $726,000 for redesigning an oscillator component used in missile defense systems that is expected to lead to increased volume production in future years.

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

Our Giga-tronics Division participates in the EW test segment with modular microwave up and down converters, real-time Threat Emulation Systems (“TEmS”) and integrated playback and record solutions (“COMPASS”). The Giga-tronics solutions are architected like a RADAR system but built like a test system. This approach differentiates the Company from other suppliers that serve this segment and allows solutions using this technology to provide a better correlation between laboratory tests and actual field results. The platform was specifically designed to address the need for multiple test channels and delivers a product that is smaller, more flexible, easier to use and lower in cost than those previously available.

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

During fiscal 2021, we moved beyond the laboratory environment and pursued opportunities for open-air range applications for our TEmS solution. Market incumbents on these ranges offer single-purpose solutions because the applications being addressed are less data-intensive and narrower in their requirements compared to those in the laboratory environment. During fiscal 2021, Giga-tronics successfully won sales into applications for air-crew training and air-to-ground missile testing. We believe our initial success in the market for open-air range application results in part because customers only need to compare our accuracy and fidelity against a competing single purpose solution rather than the extensive capability offered by competing laboratory solutions. We believe the Giga-tronics solution is also competitive with incumbent open-air solutions due to its lower price point, smaller size, and relative ease of use. Our early success in applications for air-crew training and air-to-ground missile testing leads us to believe that we can grow our market share faster in this segment compared to laboratory settings. Several program offices within the Army, the Navy, the Marine Corps and the Air Force have expressed interest in Giga-tronics offerings to satisfy EW simulation requirements. However, several of the interested program offices must rely on an independent contracting organization within the Defense Department to manage the selection and awards to contractors under applicable federal acquisition regulations which makes the procurement process less predictable.

Giga-tronics made inventory investments of approximately $1 million in the first nine months of fiscal 2022 in anticipation of orders for its electronic warfare simulation offerings to mitigate anticipated supply chain issues. Delays in the procurement process combined with surging Coronavirus Omicron case rates have caused unplanned staff shortages and compelled many of the acquisition organizations and staff to work remotely, slowing the evaluation, review, and approval processes in the contracting organization. We believe the aforementioned circumstances have resulted in the delay of some anticipated contract award processes into the first half of calendar 2022.

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

While we expect the impact of COVID-19 to be temporary, the disruptions caused have negatively impacted our revenue and results from operations throughout most of fiscal years 2021 and 2022. During the quarter ended December 25, 2021, we experienced several COVID-19 cases in our Dublin factory which has caused certain production related disruptions.

The pandemic also impacted our supply chain during most of fiscal 2021 and 2022. Many of our suppliers have indicated similar challenges in keeping their own operations running and management believes there may still be some residual delays in fulfilling orders due to the limited availability of parts and services. We expect this situation to improve in calendar 2022.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 27, 2021 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended December 25, 2021, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

In preparing the unaudited consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. While we believe that these accounting policies and estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates and forecasts.

Results of Operations

New orders by reporting segments are as follows at the end of the respective periods (in thousands):

	Three Months Ended
Segment	December 25, 2021	December 26, 2020	$ Change	% Change
Giga-tronics Division	$195	$1,615	$(1,420)	(88)%
Microsource	29	506	(477)	(94)%
Total	$224	$2,121	$(1,897)	(89)%

	Nine Months Ended
Segment	December 25, 2021	December 26, 2020	$ Change	% Change
Giga-tronics Division	$831	$2,713	$(1,882)	(69)%
Microsource	4,231	5,649	(1,418)	(25)%
Total	$5,062	$8,362	$(3,300)	(39)%

New orders received in the third quarter of fiscal 2022 decreased to $224,000 from $2.1 million for orders received in the third quarter of fiscal 2021. The Giga-tronics Division booked only one Advanced Signal Generator order in the third quarter of fiscal 2022, as compared to a TEmS and two COMPASS orders booked in the third quarter of fiscal 2021. The Microsource business unit only booked a repair order during the third quarter of fiscal 2022. The timing of receipt of large RADAR filter contracts and EW Test orders vary significantly from period to period.

New orders received in the first nine months of fiscal 2022 decreased to $5.1 million from $8.4 million received in the first nine months of fiscal 2021. The Giga-tronics Division booked a COMPASS order, an Advanced Signal Generator order, and Microwave Synthesizer orders in the first nine months of fiscal 2022 compared two TeMS orders and 2 COMPASS orders in the comparable prior year period. The Microsource business unit experienced an 25% decrease in orders in the first nine months of fiscal 2022 with the bookings of several orders totaling $4.2 million from three prime contractors as compared to one large order from one prime contractor of $5.0 million booked in the first nine months of fiscal 2021.

Military program offices must rely on an independent contracting organization within the Defense Department to manage the selection and awards to contractors under applicable federal acquisition regulations which makes the procurement process less predictable. In addition, during the third fiscal quarter ended December 25, 2021, surging COVID-19 case rates caused unplanned staff shortages at the independent contracting organizations and compelled many of the acquisition organizations and their staff to work remotely, slowing the evaluation, review, and approval processes in the contracting organization. We believe these factors have resulted in the further delay of certain anticipated contract award processes from the second half of calendar 2021 into the first half of calendar 2022.

The following table shows order backlog and related information at the end of the respective periods (in thousands):

	As of
Segment	December 25, 2021	December 26, 2020	$ Change	% Change
Giga-tronics Division	$389	$122	$267	219%
Microsource	2,198	4,669	(2,471)	(53)%
Backlog of unfilled orders	$2,587	$4,791	$(2,204)	(46)%

Backlog at the end of the first nine months of fiscal 2022 decreased 46% compared to the prior year period end. Giga-tronics Division backlog at December 25, 2021 was $389,000, a large percentage increase from the comparable prior year date due to the receipt of a synthesizer order from a foreign military service provider. Microsource experienced a 53% decrease in backlog in the first nine months of fiscal 2022 due primarily to a 25% increase in YIG filter production in the first nine months of fiscal 2022 as well as lower bookings during that period.

The allocation of net revenue was as follows for the periods shown (in thousands):

	Three Months Ended
Segment	December 25, 2021	December 26, 2020	$ Change	% Change
Giga-tronics Division	$164	$1,559	$(1,395)	(89)%
Microsource	1,810	2,525	(715)	(28)%
Total	$1,974	$4,084	$(2,110)	(52)%

	Nine Months Ended
Segment	December 25, 2021	December 26, 2020	$ Change	% Change
Giga-tronics Division	$512	$3,490	$(2,978)	(85)%
Microsource	7,079	6,834	245	4%
Total	$7,591	$10,324	$(2,733)	(26)%

The Giga-tronics Division net revenue for the fiscal quarter ended December 25, 2021 was $164,000, an 89% decrease from the comparable prior year quarter. The Giga-tronics Division shipped an Advanced Signal Generator order in the third quarter of fiscal 2022, as compared to shipping a TEmS system and two COMPASS in the third quarter of fiscal 2021. Net revenue for the Microsource segment during the quarter ended December 25, 2021 decreased 28% over the comparable prior year period primarily due lower orders in fiscal 2022. The timing of receipt of expected large RADAR filter contracts varies from period to period.

Net revenue for the first nine months of fiscal 2022 was $7.6 million, a 26% decrease as compared to $10.3 million for the first nine months of fiscal 2021. The Giga-tronics division reported $512,000 in revenue during the first nine months of fiscal 2022 as compared to $3.4 million in the first nine months of fiscal 2021. The decrease in revenues was due to the aforementioned delays in receiving certain large, anticipated military orders which have long approval and processing cycles. Microsource reported an increase of $245,000 in revenues for the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021, primarily due to an increase in the production capacity of YIG filters with the addition of a third production test station.

Cost of revenue and gross profit was as follows for the periods shown (in thousands):

	Three Months Ended		Three Months Ended
Segment	December 25, 2021	% of Segment Revenue	December 26, 2020	% of Segment Revenue
Giga-tronics Division	$137	84%	$995	64%
Microsource	1,101	61%	1,532	61%

Total Cost of revenue	$1,238	63%	$2,527	62%

Gross profit	$736	37%	$1,557	38%

	Nine Months Ended		Nine Months Ended
Segment	December 25, 2021	% of Segment Revenue	December 26, 2020	% of Segment Revenue
Giga-tronics Division	$443	87%	$1,935	55%
Microsource	4,291	61%	4,278	63%

Total Cost of revenue	$4,734	62%	$6,213	60%

Gross profit	$2,857	38%	$4,111	40%

Gross profit decreased by $821,000 in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021 primarily due to the decrease in revenue as described above. Gross profit decreased by $1.2 million in the first nine months of fiscal 2022 to $2.9 million from $4.1 million in the first nine months of fiscal 2021 primarily due to lower revenues during the first nine months of fiscal 2022 and an unfavorable product mix with 85% lower revenue in the typically higher margin Giga-tronics division during the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021.

Operating expenses were as follows for the periods shown (in thousands):

	Three Months Ended
Category	December 25, 2021	December 26, 2020	$ Change	% Change
Engineering	$218	$557	$(339)	(61)%
Selling, general and administrative	1,296	937	359	38%
Total	$1,514	$1,494	$20	1%

	Nine Months Ended
Category	December 25, 2021	December 26, 2020	$ Change	% Change
Engineering	$854	$1,548	$(694)	(45)%
Selling, general and administrative	3,444	2,832	612	22%
Total	$4,298	$4,380	$(82)	(2)%

Total operating expenses increased 1% or $20,000 in the third quarter of fiscal 2022 versus the third quarter of fiscal 2021. Engineering expenses decreased by $339,000 primarily due to increased capitalization of software engineering expenses, reduced engineering personnel costs, reduced consulting costs and a greater portion of non-recurring engineering expenses for contract services which were allocated to cost of revenue. Selling, general and administrative expenses increased by 38% primarily due to transaction related expenses of $402,000 associated with the aforementioned Exchange Agreement with BitNile and Gresham (See Note 16 – Subsequent Events).

Total operating expenses decreased by $82,000 in the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021. Engineering expenses decreased $694,000 in the first nine months of fiscal 2022 versus the comparable prior year period, primarily due to lower personnel costs, increased capitalization of software engineering expenses, lower consulting costs and a greater portion of non-recurring engineering expenses for contract services which were allocated to cost of revenue. Selling, general and administrative expenses increased by $612,000 in the first nine months of fiscal 2022 versus the comparable prior year period primarily due to transaction related expenses of $402,000 as well as higher personnel costs, an increase in stock-based compensation and an increased headcount in the sales team.

Interest expense, net and other were as follows for the periods shown (in thousands):

	Three Months Ended
Category	December 25, 2021	December 26, 2020	$ Change	% Change
Interest expense, net	$(13)	$(21)	$8	(38)%
Gain on Extinguishment of PPP Loan	$—	$791	$791	(100)%
Deemed dividend on Series E preferred stock	$(2)	$(3)	$1	(33)%

	Nine Months Ended
Category	December 25, 2021	December 26, 2020	$ Change	% Change
Interest expense, net	$(27)	$(85)	$58	(68)%
Gain on extinguishment of PPP Loan	$—	$791	$791	—%
Gain on remeasurement of prefunded warrants liability	$92	$—	$92	—%
Finance costs for issuance of prefunded warrants	$(157)	$—	$(157)	—%
Deemed dividend on Series E preferred stock	$(7)	$(10)	$3	(30)%
Cumulative dividends on Series E preferred stock	$(43)	$—	$(43)	—%

Net interest expense in the third quarter of fiscal 2022 was $13,000, a decrease of $8,000 from the third quarter of fiscal 2021. Interest expense decreased primarily due to the repayment of the PFG Loan in fiscal 2021.

Net interest expense in the first nine months of fiscal 2022 was $27,000, a decrease of $58,000 over the first nine months of fiscal 2021. Interest expense decreased primarily due to the repayment of the PFG Loan. During the first nine months of fiscal 2022 the conversion of 35,000 Series E preferred stock to common shares resulted in a $43,000 cumulative dividend non-cash charge. In addition, the issuance of the prefunded warrants incurred financing costs of $157,000 and the remeasurement of prefunded warrants liability realized a gain of $92,000 (See Note 14 – Preferred Stock and Warrants).

Net income (loss)

Net loss attributable to common shareholders for the third quarter of fiscal 2022 was $795,000, compared to net income of $830,000 recorded in the third quarter of fiscal 2021. The $1.6 million decrease in income during the third quarter of fiscal 2022 was primarily due to lower net revenue along with the transaction related costs of $402,000 in the third quarter of fiscal 2022 versus the comparable prior year period as well as a one-time gain of $791,000 in the third quarter of fiscal 2021 in connection with the extinguishment of the PPP Loan.

Net loss attributable to common shareholders for the first nine months of fiscal 2022 was $1.6 million compared to net income of $425,000 recorded in the first nine months of fiscal 2021. The $2.0 million decrease in net income was primarily due to the decrease in net revenue for the Giga-tronics division along with the transaction related costs of $402,000 in the third quarter of fiscal 2022 versus the comparable prior year period as well as a one-time gain of $791,000 in the third quarter of fiscal 2021 in connection with the extinguishment of the PPP Loan.

Financial Condition and Liquidity

	As of
Category ($ in thousands)	December 25, 2021	March 27, 2021
Cash	$316	$736
Total current assets	$6,844	$6,358
Total current liabilities	$3,138	$2,904
Working Capital	$3,706	$3,454
Current ratio	$2.18	$2.19

Our primary sources of liquidity come from customer sales and our Financing Agreement with Western Alliance Bank, both of which are dependent on our receipt and shipment of customer orders, and capital raised from investors and lenders. Therefore, if we are unable to maintain sufficient levels of liquidity solely from sales to customers and borrowings under the Financing Agreement, we may be required to seek funding from other sources. To address our liquidity needs in the near term, we entered into a loan agreement with Digital Power Lending, LLC, an affiliate of BitNile, the parent company of Gresham and borrowed $500,000 on November 12, 2021 (See Note 4 – Term Loans). On January 7, 2022 the parties amended this loan agreement which allowed the Company to borrow an additional $300,000 under the agreement (See Note 16 – Subsequent Events). Our Share Exchange Agreement with BitNile and Gresham provides that following our acquisition of Gresham, we will pursue an underwritten public offering of $25 million of our common stock. BitNile has agreed to purchase up to $5.75 million of common stock in the public offering and simultaneous therewith, to convert $4.25 million of indebtedness that BitNile has agreed to lend to us upon the closing of our acquisition of Gresham. There can be no assurance that we will successfully complete the public offering or that additional financing will be available to us in the future. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near-term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases and inventory purchase commitments.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements included elsewhere in this filing (in thousands):

	Nine Months Ended
Category	December 25, 2021	December 26, 2020
Net cash provided by (used in) operating activities	$(1,564)	$1,333
Net cash used in investing activities	—	(64)
Net cash provided by (used in) financing activities	1,144	(578)
Net decrease in cash	(420)	691

Cash at the beginning of the fiscal year	736	657
Cash at the end of the period	$316	$1,348

Cash Flows from Operating Activities

During the first nine months of fiscal 2022, we used cash of $1.6 million for operating activities, as compared to $1.3 million provided in the first nine months of fiscal 2021. The increased use of cash was primarily due to an increase in inventories of $1.1 million in anticipation of new orders and the net loss of $1.6 million.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine month period ended December 25, 2021 was $1.1 million which was primarily due to $1.5 million proceeds from the issuance of prefunded warrants offset by $157,000 of issuance expense. In addition, we received a loan of $500,000 from an affiliate of the parent company of Gresham Worldwide and received net proceeds of $145,000 from the sale of common shares at $3.25 per share.

Net cash used in financing activities for the nine month period ended December 26, 2020 was $578,000, primarily due to $2.2 million of loan repayments associated with the PFG loan and financed receivables and $317,000 of capital lease payments partially offset by $1.9 million in proceeds from financed receivables and the forgiveness of the PPP Loan of $791,000 which is reflected as a non-cash reconciling item to net income.

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

We measure our operating performance in part based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is a non-GAAP financial measure that is commonly used but is not a recognized accounting term under GAAP. We use EBITDA to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, and to plan and evaluate operating budgets. We believe that our measure of EBITDA provides useful information to the public regarding our operating performance and ability to service debt and fund capital expenditures and may help our investors understand and compare our results to other companies that have different financing, capital and tax structures. EBITDA should not be considered in isolation or as a substitute for, but instead as a supplemental to, income or loss from operations, net income or loss, cash flows from operating activities, or other income or cash flow data prepared in accordance with GAAP.

We define Adjusted EBITDA as EBITDA adjusted for net other income or expense items, share based compensation and certain one-time income or expense items. In the following reconciliation, we provide amounts as reflected in our accompanying unaudited condensed consolidated financial statements unless otherwise noted.

The reconciliation of our Net income (loss) to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended
	December 25, 2021	December 26, 2020
Net income (loss)	$(793)	$833
Cumulative and deemed dividends on Series E preferred stock	(2)	(3)
Net income (loss) attributable to common shareholders	(795)	830
Depreciation and amortization	50	61
Interest and taxes	17	24
EBITDA	(728)	915

Adjustments:
Stock-based compensation	113	63
Gain on extinguishment of PPP Loan	—	(791)
Transaction related expenses	402	—
Adjusted EBITDA	$(213)	$187

	Nine Months Ended
	December 25, 2021	December 26, 2020
Net income (loss)	$(1,543)	$435
Cumulative and deemed dividends on Series E preferred stock	(50)	(10)
Net income (loss) attributable to common shareholders	(1,593)	425
Depreciation and amortization	157	195
Interest and taxes	(27)	97
EBITDA	(1,463)	717

Adjustments:
Stock-based compensation	414	205
Finance costs for issuance of prefunded warrants	157	—
Gain on remeasurement of prefunded warrants liability	(92)	—
Gain on extinguishment of PPP Loan	—	(791)
Transaction related expenses	402	—
Adjusted EBITDA	$(582)	$131

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 25, 2021, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 – LEGALPROCEEDINGS

As of December 25, 2021, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	February 8, 2022	/s/ John R. Regazzi
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2022	/s/ Lutz P. Henckels
Lutz P. Henckels
Chief Financial Officer Chief Operating Officer and Director (Principal Financial and Accounting Officer)