Form 10-K
period 2022-03-26
GIGA TRONICS INC
filed 2022-06-24
CIK 719274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 26, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒		Smaller reporting company	☒
Emerging growth company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold or the average bid and asked prices as of September 25, 2021, was $4,927,672.

There were a total of 2,767,230 shares of the Registrant’s Common Stock outstanding as of June 23, 2022.

Giga-tronics Incorporated Annual Report on Form 10-K For the Fiscal Year Ended March 26, 2022 TABLE OF CONTENTS

Unless the context otherwise requires, we use the terms “Giga-tronics Incorporated,” “Giga-tronics,” “we,” “us,” “the Company” and “our” in this Annual Report on Form 10-K to refer to Giga-tronics Incorporated and its wholly owned subsidiary, Microsource Inc. References to our 2022 fiscal year refer to our fiscal year ended March 26, 2022, references to our 2021 fiscal year refer to our fiscal year ended March 27, 2021, and references to our 2023 fiscal year refer to our fiscal year that will end on March 25, 2023.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to certain disclosures contained in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by the use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the United States Federal Securities laws.

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

On December 27, 2021, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) with BitNile Holdings, Inc. (“BitNile”) and Gresham Worldwide, Inc. (“Gresham”), which is a wholly-owned subsidiary of BitNile. The Exchange Agreement provides that the Company will acquire all of the outstanding shares of capital stock of Gresham in exchange for issuing to BitNile 2,920,085 shares of the Company’s common stock and 514.8 shares of a new series of preferred stock that are convertible into an aggregate of 3,960,043 shares of the Company’s common stock, subject to potential adjustments, and the assumption of Gresham’s outstanding equity awards representing, on an as-assumed basis, 249,875 shares of the Company’s common stock (“Exchange Transaction”). Completion of the Exchange Transaction is subject to the approval of the Company’s shareholders and other customary closing conditions.

Immediately following the completion of the Exchange Transaction, Gresham will be a wholly-owned subsidiary of the Company. Outstanding shares of the Company’s common stock, warrants and options will remain outstanding and unaffected upon completion of the Exchange Transaction. The Company’s common stock will continue to be registered under the Securities Exchange Act of 1934, as amended, ("Exchange Act") immediately following the Exchange Transaction.

See Note 20 - Share Exchange Agreement with BitNile and Gresham to the Company’s financial statements included in Item 8 of this report.

Reporting Segments

Our business has two reporting segments: Microsource and the Giga-tronics Division.

Microsource

Microsource primarily develops custom microwave products for use in military airborne, sea and ground applications. Microsource’s two largest customers are prime contractors for which we develop and manufacture sophisticated RADAR filters used in fighter aircraft. Revenues from Microsource comprised a majority of our revenues for the fiscal years ended March 26, 2022 and March 27, 2021.

Giga-tronics Division

Our Giga-tronics Division designs, manufactures, and markets a family of functional test products and integrates those test products along with third-party hardware and software to create full test solutions for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test solutions are used to evaluate and improve the performance of RADAR/EW systems. Giga-tronics Division's customers include major United States (“U.S.”) defense prime contractors, the U.S. armed services and research institutes.

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

While our YIG technology may be used in a variety of operational applications and as components in microwave instruments and devices, Microsource’s two largest customers are prime contractors for whom we develop and manufacture RADAR filters used in fighter aircraft. Microsource serves the market for operational hardware associated with the U.S. Government’s RADAR Modernization Program for prior generation fighter aircraft (i.e., the F-15D, F-16, and F/A-18E jets) to extend their useful lives. These RADAR filters are designed to withstand the rigors of operating under extreme conditions. Microsource also delivers YIG hardware for shipboard and land-based close-in weapon systems (“CIWS”) used to defend against missile attacks and other close-in threats.

Our customers require that Microsource be certified to the stringent AS9100D aerospace quality standard. Microsource routinely maintains a top-quality rating as measured quarterly by its customers, and over the years has received multiple “Gold Supplier” awards.

Microsource handles sensitive information and must maintain a certified cybersecurity program to protect against network intrusion and theft of customer data, as well as loss of its own proprietary information. The Company is working toward a Cybersecurity Maturity Model Certification (CMMC 2.0) Level 2 Certification. In addition, test equipment and systems used in the manufacture of our microwave components must be audited periodically by the U.S. Department of Defense for continued authorization to operate.

Microsource’s revenue was $8.3 million for our fiscal year ended March 26, 2022, as we delivered filters for approximately 70 aircrafts. Microsoure revenue fluctuates significantly depending upon when the prime contractors require delivery and place orders. We believe there are approximately 3,000 potential domestic and foreign F-15D, F-16 and F/A-18E aircraft that have not been upgraded. Microsource is a sole-source supplier of filters for these three fighter jets, and we expect that the business will continue to be a significant source of our future revenue.

Giga-tronics Division

Our Giga-tronics Division designs, manufactures, and markets a family of functional test systems for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test systems are used to evaluate and improve the performance of RADAR systems and EW counter measures, such as jammers. Giga-tronics Division customers include major U.S. defense prime contractors, the armed services (primarily in the U.S.) and research institutes.

RADAR and EW systems are subject to extensive test and evaluation before being deployed and often require periodic re-evaluation during their system lifetime. Although field trials (ground, flight, or naval operations) are the most accurate predictor of operational effectiveness, such exercises are too expensive to rely on exclusively for design feedback. Furthermore, defects uncovered during the field trial stage usually results in major program delays and cost overruns. To reduce this risk, the defense industry relies on simulation in a laboratory setting to save development costs and to identify problems early. Nevertheless, field trials remain an essential component in the characterization of defense systems and provide important opportunities from live fire testing of weapon systems to training of personnel in realistic combat scenarios. Our goal is to become a leading supplier of simulation solutions for evaluating defense RADAR and EW systems in both laboratory and field environments.

Simulating the electromagnetic environment that modern weapon systems will experience when deployed is a challenging problem. Simulators must generate hundreds, if not thousands, of signals simultaneously to replicate the signal dense environment encountered in a modern battlespace. It is also necessary that many of the signals change dynamically over time to simulate movement. These dynamic signals are injected directly into the system under test (“SUT”) in laboratory settings or transmitted via antennas to the SUT during field trials, such as on an open range, for the purpose of predicting the SUT’s operational performance when placed in service.

Traditional Simulation Approaches

Generating the many simultaneous signals required for a realistic simulation is traditionally achieved by coordinating the behavior of many separate signal generators and usually results in solutions that are physically large and may cost between $8 million and $20 million depending upon the number of emitters simulated and their waveform complexity. These large systems can take more than a year to specify and procure, are typically installed in fixed locations as they are too large to easily move, and their cost structure almost always leads to a time-shared use model. Moreover, their complexity demands a large degree of support from the manufacturer to initially program scenarios and later reprogram them as requirements change. The dynamics of this type of business model is reminiscent of the IBM mainframe days before personal computers were widely available.

Giga-tronics’ Solution

Giga-tronics has constructed a Threat Emulation System (“TEmS”) using its agile, phase coherent wide bandwidth up-converter hosted within the compact industry standard AXIe modular platform. The instrument-grade upconverter transmits multiple emitters using a low frequency digital waveform generator and results in a simulator much smaller in size and cost compared to traditional solutions. In addition, Giga-tronics’ solution includes emitter software that allows users to define their own scenarios without extensive support from Giga-tronics, including dynamic emitters that simulate movement. Although more limited in overall functionality than the traditionally architected solutions, the small size, relatively easy programming, and a starting price point under half a million dollars, the Giga-tronics TEmS solution greatly increases access to signal simulation capability for test engineers and open range operators in a manner analogous to the way in which the IBM PC increased the availability of computing power to everyone, even though the IBM PC was less powerful than IBM’s namesake mainframes.

We believe our TEmS RADAR/EW simulation solution offers several competitive advantages as follows:

1.	It is specifically designed for generating realistic RADAR & EW signals for testing purposes.

2.	It features digital processing hardware and software for creating a test solution that may be customized with relative ease compared to traditional test systems.

3.	It is scalable, allowing us to build test systems with multiple channels that scale well both in terms of size and costs compared to traditional systems.

4.	Its small size and low power consumption allow for portable or remote operation.

5.	Its lower price supports continuous availability to engineers on their test benches.

The Giga-tronics TEmS solution is already a proven contributor in laboratory environments, such as at prime contractors for product acceptance and at government run installations like the Naval Air Station at Point Mugu California. In addition, the underlying hardware may be attractive to other builders of custom simulation systems.

The Giga-tronics TEmS solution is smaller in size, lower in cost, and when coupled with a tracking antenna, operates at lower power levels making it an ideal solution for outdoor installations with multiple locations for simulating integrated air defense systems. We believe that outdoor government test facilities are potentially a significant additional source of revenue because our solutions are portable and can be mounted in trucks for use on military bases and in remote locations. Test engineers are using our equipment to generate realistic RADAR signals for air-crew training and in-flight evaluation of EW system effectiveness. We have delivered portable threat emulation solutions to both the U.S. Navy and the U.S. Air Force. This portable application represents a market expansion for our threat emulation solution and we expect it to be a major growth driver in fiscal year 2023.

Competition

The Company primarily competes in two different markets: Microsource’s YIG components and Giga-tronics RADAR/EW test systems.

Microsource is a sole source supplier serving the market for filter components associated with the U.S. Government’s RADAR Modernization Program for certain prior generation fighter jet aircrafts (F-15D, F-16 and F/A-18E jets) and for oscillators in shipboard and land-based missile defense systems. Our Microsource segment supplies RADAR filters specifically designed for military aircraft to solve interference problems created when newer, more powerful RADAR systems are installed on older aircraft without a corresponding upgrade to the onboard self-protection electronics. Only a few other companies possess the technical know-how to design and manufacture YIG components of this nature, such as Teledyne and Micro-Lambda Wireless, but we believe the expense of developing and requalifying new components for the F-15D, F-16 and F/A-18E is prohibitive to the point where an existing prime customer would only undertake such an effort if major issues were to arise, such as significant technical deficiencies or our inability to deliver products on time. No filter is required when an aircraft receives both an upgraded RADAR and an upgraded self-protection package.

Microsource has regularly received a gold-supplier rating from its customers, and we believe our sole source position is secure.

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

We have developed a unique architecture to address the RADAR/EW test requirements that results in systems smaller in size and lower in cost than available solutions. Our competitors often have greater resources in research, development and manufacturing and substantially broader product lines and channels. To compete, we place strong emphasis on maintaining a high degree of technical competence as it relates to the development of new microwave products, we are highly selective in establishing technological objectives and focus our sales and marketing activities in the selected niche areas that are weakly served or underserved by our competitors. Competitors that make alternative equipment to the Giga-tronics Advanced Signal Generator & Analyzer (“ASGA”) system include ELCOM (a division of Frequency Electronics Inc.), VIAVI, and EWST (a division of Ultra Electronics Plc).

Northrop Grumman’s CEESIM and Textron System’s A2PATS simulators are two examples of traditionally architected simulation equipment that compete with the Giga-tronics TEmS solution, although their solutions are much larger in size and have a much higher selling price.

Fielded Solutions

An example of a traditional fielded simulator is Northrop Grumman’s Joint Threat Emitter (“JTE”). The JTE offers a high-fidelity replica of a potential adversary’s air defense RADAR for training combat pilots and improving air-crew survivability. Each JTE is designed to replicate specific threat radar signals, transmits at high-power levels, and cannot be easily reprogrammed to different threats. At nearly $8.0 million per unit, the JTE is very expensive for simulating a modern integrated air defense system and because it transmits at high power levels, its use is restricted. We believe our TEmS simulator has many advantages to Northrop’s JTE for range applications, including its portability, lower price point and relative ease of user programmability.

Sources and Availability of Raw Materials and Components

Substantially all the components required by Giga-tronics to make its assemblies are available from more than one source. We occasionally use sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume. In our opinion, the loss of any sole source arrangement we have would not materially affect our operations, though we could experience production delays as we seek new suppliers or re-design components of our products. Some suppliers are also competitors of Giga-tronics. In the event a competitor-supplier chooses not to sell its products to us, production delays that could significantly affect our business could occur as we seek new suppliers or re-design components of our products.

Although extended delays in receipt of components from our suppliers could result in longer product delivery schedules for us, we attempt to mitigate this risk by dealing with well-established suppliers and maintaining good relationships with such suppliers.

Proprietary Technology and Intellectual Property

Our competitive position is largely dependent upon our ability to provide performance specifications for our instruments and systems that (a) effectively and reliably meet customers’ needs and (b) selectively surpass competitors’ specifications in competing products. While patents may provide protection of proprietary designs, with the rapid progress of technological development in our industry, such protection is often short-lived. Therefore, although we occasionally pursue patent coverage, we emphasize the development of new products with superior performance specifications and the upgrading of existing products toward this same end.

Our products are primarily based on our own designs, which are derived from our own engineering abilities. If our new product engineering efforts fall behind, our competitive position weakens. Conversely, effective product development greatly enhances our competitive status.

We have maintained three non-provisional patents related to our legacy 2500B parametric signal generator product line, which was not among the legacy product lines that have been sold. These patents describe advanced synthesis techniques and can be extended for use with the Giga-tronics ASGA system and to a number of Microsource synthesizer components. In February 2020, the Company was granted a non-provisional U.S. patent relating to its ASGA system. The patent describes the internal design of the Advanced Signal Generator and the Advanced Signal Analyzer along with the architecture of how the components work together to facilitate building multi-channel test systems with reduced size, weight and cost as compared to present solutions. A second non-provisional patent was granted in November 2020 describing uses of the ASGA system in high channel-count situations. A third non-provisional patent application which was filed in April 2020 describing how the ASGA achieves its low noise performance is currently pending before the U.S. Patent and Trademark Office.

We are not substantially dependent on trademarks, licenses, or franchises. While we utilize certain software licenses in certain functional aspects for some of our products, such licenses are generally readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

Working Capital Practices

We generally strive to maintain adequate levels of inventory and we generally sell to customers on 30-day payment terms in the U.S. and generally allow more time for our international customers. Typically, we receive payment terms of 30 days from our suppliers. We believe that these practices are consistent with typical industry practices. Our primary sources of liquidity come from customer sales and our Amended and Restated Financing Agreement with Western Alliance Bank (“Financing Agreement”), both of which are dependent on our receipt and shipment of customer orders.

Dependence on a Limited Number of Customers

We are a supplier of RADAR filters for fighter jet aircrafts and RADAR/EW testing solutions to various U.S. government defense agencies, as well as to their prime contractors. We anticipate that revenue from U.S. government agencies and their prime contractors will remain the source of substantially all of our revenue in fiscal 2023. U.S. and international defense-related agencies and their prime contractors accounted for 100% of net revenue in fiscal 2022 and fiscal 2021.

During fiscal 2022, one prime contractor in the Microsource segment accounted for 77% of our consolidated revenues and a second prime contractor in the Microsource segment accounted for 10% of our consolidated revenues.

During fiscal 2021, two prime contractors in the Microsource segment accounted for 66% of our consolidated revenues. A third customer accounted for 14% of our consolidated revenues during fiscal 2021 and was included in the Giga-tronics Division reporting segment.

Our business is therefore dependent on a limited number of customers. We could experience a material adverse effect on our financial stability if we were to lose one or more of our U.S. defense customers.

Both Microsource and our Giga-tronics Division businesses are largely dependent on U.S. defense spending and budgets and are subject to expansion and contraction across fiscal year periods. Revenues from orders for Microsource products and services often span several years with deliveries varying across both interim and annual fiscal year periods. Additionally, the Giga-tronics Division’s RADAR/EW testing system is a relatively new product platform with fewer targeted customers and significantly longer sales cycles and greater average selling prices compared to our prior general-purpose test and measurement equipment product lines. We therefore expect that a major customer in one year may not be a major customer in the following year. Accordingly, our net revenue and earnings may vary significantly from one period to the next and will decline if we are unable to gain new customers or cannot increase our business with other existing customers to replace declining net revenue from the previous year’s major customers.

Backlog of Orders

On March 26, 2022, our backlog of unfilled orders was approximately $1.4 million compared to approximately $5.1 million on March 27, 2021. Orders for our products include program orders from prime contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year to year and the backlog entering any single fiscal quarter may not be indicative of revenue for any period. In addition, the Company recognizes revenue for certain contracts as it incurs costs, as opposed to when units are delivered and, as a result, our backlog is reduced when such revenue recognition occurs.

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

Product Development

Products manufactured by Giga-tronics historically have had relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. Our future success is dependent on our ability to steadily incorporate new functionality and advancements in component technologies into our new products. In fiscal 2022 and fiscal 2021, product development expenses totaled approximately $1.2 million and $2.2 million, respectively.

Our Microsource division’s products are designed for each customer’s unique requirements, generally at the customer’s expense.

Our Giga-tronics Division product development activities have historically been funded internally, through product line sales, or through outside equity investment and debt financing. Product development activities are primarily expensed as incurred except for capitalization of labor cost of $172,500 for internally developed software.

We expect to continue to make significant investments in research and development, the majority of which is focused within the Giga-tronics Division, though we expect some continuing investment in Microsource in order to develop concepts that lead to future customer funded projects and ultimately quantity production. There can be no assurance that future technologies, processes, or product developments will not render our current product offerings obsolete or that we will be able to develop and introduce new products or enhancements to existing products that satisfy customer needs in a timely manner or achieve market acceptance. Failure to do so could adversely affect our business.

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

Employees

As of March 26, 2022 and March 27, 2021, we employed 45 and 42 individuals on a full-time basis respectively. We believe that our future success depends on our ability to attract and retain skilled personnel. Competition for skilled personnel in our markets is competitive. While our size and capital resources constrain our ability to attract and retain employees with cash compensation, we attempt to compensate for this constraint by offering equity awards and opportunities for training and internal promotion. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Information about Foreign Operations

We have very limited revenues internationally. We sell to our international customers through a network of foreign technical sales representative organizations. All transactions with our international customers are in U.S. dollars.

Geographic Distribution of Net Revenues by Fiscal Year
(Dollars in thousands)
Category	2022		2021
Domestic	$9,022	100%	$13,040	100%
International	5	—%	12	—%
Total	$9,027	100%	$13,052	100%

ITEM 1A. RISK FACTORS

Our recent losses, limited liquidity and limited capital resources raise substantial doubt about our ability to continue as a going concern.

We incurred net losses of $2.7 million in fiscal 2022, and $0.4 million in fiscal 2021. These losses have contributed to an accumulated deficit of $34.0 million as of March 26, 2022.

Beginning in fiscal 2012, we invested primarily in the development of the EW test segment with modular microwave up and down converters, real-time TEmS solution and integrated playback and record solutions.

We initially sold our test solutions in laboratory settings. Competing against market incumbents in this segment has exposed greater than expected challenges. Consequently, our EW test sales have fallen short of our expectations due to the longer than expected time required to establish credibility and grow market share in the laboratory segment.

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

Through March 26, 2022, the Company has spent over $24.0 million towards the development of the TEmS solution. During fiscal 2022, the Company only sold $610,000 of EW test products as compared to over $3 million in each of the prior two fiscal years due to the change in our market approach. These delays have contributed to a decrease in working capital from $3.5 million as of March 27, 2021 to $2.7 million as of March 26, 2022. During the same period, our inventory has increased by $1.3 million from $3.6 million as of March 27, 2021 to $4.9 million as of March 26, 2022.

These matters raise substantial doubt as to our ability to continue as a going concern.

To address these matters, our management has taken several actions to provide additional liquidity and business solutions. These actions are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II-Item 8,  “Financial Statements and Supplementary Data” – Notes to Consolidated Financial Statements, Note 2, Going Concern and Management’s Plan.

The outbreak of the novel coronavirus (“COVID-19”) pandemic has adversely affected our business activities, financial condition and results of operations and may continue to do so.

The spread of COVID-19 and the resulting “shelter in place” and “stay at home” orders, travel restrictions and other precautions have caused severe disruptions in the U.S. economy, which have disrupted our business and may continue to do so for an undeterminable amount of time. These restrictions and measures and our efforts to act in the best interests of our employees have affected our business and operations by, among other things, causing temporary facility closures, production delays and capacity limitations; requiring modifications to our business processes; limiting our access to customers and their sites and physical facilities; requiring the implementation of social distancing measures that require changes to existing manufacturing processes; disrupting business travel; and increasing the risk that supply chains may be disrupted. These impacts have caused and may continue to cause delays in the receipt of customer orders, delays in product shipments and decreases in revenue, profitability, and cash flows from operations, which have caused and are expected to cause an adverse effect on our results of operations that may be material. With the availability of vaccines, we expect the negative impacts of the pandemic to continue to diminish going forward. However, the potential duration, future trajectory of reported cases and impact of the pandemic on the U.S. economy and on our business are difficult to predict and cannot be estimated with any degree of certainty.

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

We incurred net losses of $2.7 million in fiscal 2022 and $393,000 in fiscal 2021. These losses have contributed to an accumulated deficit of $34.0 million as of March 26, 2022. Since fiscal year 2013, we have incurred expenditures of approximately $24.0 million for the development of our RADAR/EW system product platform. Although we have shipped RADAR/EW system products to several customers, potential delays in the development of additional product features and upgrades, longer than anticipated sales cycles, or the ability to generate shipments in significant quantities, could contribute to additional future losses and reduced liquidity.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our current operations and to respond to business challenges could be significantly limited. The lack of adequate working capital from any inability to generate positive net cash flow from operations or to raise equity or debt financing could force us to discontinue, delay or suspend research and development activities, product lines, business segments or otherwise substantially curtail or cease operations and would, therefore, have an adverse effect on our business and financial condition. As a result, we may also be required to further reduce expenses if our RADAR/EW product platform sales goals are not achieved and could, for example, choose to focus solely on our Microsource segment, which we expect to be more predictable and profitable than our Giga-tronics business segment, to generate revenue and cash from operating activities. As part of such a restructuring, management believes the microwave components which the Company developed for the RADAR/EW test systems in the Giga-tronics business segment could be a source of growth for the Microsource segment.

We may require additional capital to support our current operations and this capital may not been readily available.

To support our operations and to bring our RADAR/EW product platform to its full potential, we may need to seek additional working capital; however, there are no assurances that such working capital will be available, or available on terms acceptable to us. Our history of losses, changes to our product focus and the development of new products makes it difficult to evaluate our current business outlook and future prospects. Accordingly, investors should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies developing new products as we have, in fact, encountered. In particular, there is a significant risk that we will not be able to:

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

The Exchange Agreement with BitNile and Gresham limits the Company's ability to sell additional shares of stock or incur additional indebtedness without BitNile’s consent. These restrictions may prevent us from issuing shares of stock or borrowing to meet our capital needs.

Furthermore, we cannot assure that any necessary financing, if available, would be available on attractive terms. If our financial condition were to worsen and we were unable to attract additional equity or debt financing or enter other strategic transactions, we could become insolvent or be forced to declare bankruptcy, and we would not be able to execute our growth strategy.

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

All of our current product and service offerings are directed towards the defense marketplace, which has a limited number of customers. If the defense market demand decreases, our sales may be less than projected with a resulting decline in revenues. As a result, our business depends upon continued U.S. government expenditures on defense systems for which we provide support. These expenditures have not remained constant over time and have been reduced in some periods. Our business, prospects, financial condition, operating results and the trading price of our common stock could be materially harmed, among other causes, by the following:

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

Additionally, the loss of any one customer may have a material adverse effect on future operating results and financial condition. Our product backlog also has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance of our products and our ability to collect amounts due under these orders. If any of these events were to occur, actual shipments could be lower than projected and revenues could decline which would have an adverse effect on our operating results and liquidity.

If our reputation or relationships with the U.S. Federal Government or the limited number of defense contractors with whom we work were harmed, our future revenues and cash flows would be adversely affected.

We derive substantially all of our revenue from the U.S. Federal Government, its agencies and several defense contractors that supply them. Approximately $22 million of our total combined revenues for the two fiscal years ended March 26, 2022 and March 27, 2021 were derived from contracts with the U.S. Federal Government and its agencies, either directly or through defense contractors with whom we have contracted. Our reputation and relationships with various U.S. government entities and agencies, in particular with the U.S. Department of Defense and the U.S. Navy, and the limited number of defense contractors serving these agencies, are key factors in maintaining and growing these revenues and winning bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

The Company’s financial condition, results of operations, and liquidity may be negatively impacted by increased levels of inflation. The Company is not able to predict the timing and effect of inflation, or its duration and severity. Inflation may cause our costs to purchase inventory to be higher than we planned, and we may not be able to sell our products to our customers at correspondingly increased prices, resulting in decreased profit margins.

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

The market for electronics equipment is characterized by rapidly changing technology and evolving industry standards. We believe that our future success will depend, in part, upon our ability to develop, manufacture and successfully introduce new products and product lines with improved performance capabilities, and to continue to upgrade or enhance our existing products. There can be no assurance that we will successfully complete the development or enhancement of current or future products, or that such products will achieve sufficient market acceptance. The inability to develop new products or enhance existing products in a timely manner and to achieve sustained commercial market acceptance could have a material adverse impact on our operating performance and liquidity.

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

Our RADAR/EW testing system products are extremely complex. Despite testing, our initial products contained defects and errors and may in the future contain defects, errors or performance problems following the sale or when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development and sales efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could have a material adverse impact on our results of operations. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

Our products contain components produced by suppliers which may be discontinued, subject to supply constraints or no longer available in future periods, which could require that we redesign product components, lead to production delays and adversely impact our operating results and financial condition.

Certain components produced by our suppliers may be discontinued, subject to supply constraints or no longer available to us to produce our products. Such discontinuations or lack of supply could require us to seek replacement components that may take longer and cost more than initially expected to procure, redesign our products for different components and/or delay production of our products unless supplies become available, any of which could lead to delays in product sales and deliveries and, in turn, delayed or lost revenue.

If we fail to maintain satisfactory compliance with quality certifications and classified processing, cybersecurity and control standards, product deliveries may be delayed or cancelled which would adversely impact our business, operating results and financial condition.

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

We face risks related to production delays, delays of customer orders and the relatively high selling price of our RADAR/EW testing platform.

Our RADAR/EW testing platform has been our primary product development focus for the last several years, however, delays in completing its initial development, together with early design and manufacturing issues and longer than anticipated sales cycles have contributed to our losses and increased our accumulated deficit as of March 26, 2022. Additionally, the average selling price of our RADAR/EW system is considerably higher than our prior general-purpose test and measurement products, which requires additional internal approvals on the part of the customer and generally leads to longer sales cycles. Our financial condition may also cause potential customers to delay, postpone or decide against placing orders for our products. Continued longer than anticipated sales cycles in future fiscal years, or delays in production and shipping volume quantities, could have a material adverse impact on our operating results and liquidity.

Our business depends on our intellectual property rights and, if we are unable to protect them, our competitive position may suffer.

Our business plan is predicated on our proprietary technology. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. Our goal is to protect our proprietary rights through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees, consultants and suppliers and limit access to our trade secrets and technology. We cannot provide assurance that the steps we have taken will prevent misappropriation of our technology. Misappropriation of our intellectual property could have an adverse effect on our competitive position, financial condition and results of operations.

Our competitors have greater resources.

Several of our competitors, including, among others, Northrup Grumman/Amherst, Textron/AAI, Keysight, Rohde & Schwarz and National Instruments have substantially greater research and development, manufacturing, marketing, financial, technological personnel and managerial resources than us. These resources also make these competitors better able to withstand difficult market conditions than us. We cannot provide assurance that any products developed by these competitors will not gain greater market acceptance than any developed by us.

Business interruptions could delay or prevent our business activities, which could have a material adverse effect on our business, financial condition and results of operations.

Our primary facility and headquarters is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to other natural disasters, epidemics, such as the COVID-19 pandemic, and other events that could disrupt our operations that may be beyond our control. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operating results, cash flows and success as an overall business.

If we experience a significant cybersecurity attack or disruption in our IT systems, our business, reputation and operating results could be adversely affected.

We rely on an internal information technology (“IT”) system monitored by certain internal employees to maintain our IT systems; maintain financial records; retain sensitive data, such as intellectual property, proprietary business information, and data related to customers, and suppliers; process orders; manage inventory; process shipments to customers; and operate other critical functions. The ongoing maintenance and security of this information is critical to the classified processing and control standards that our suppliers require us to maintain and the success of our business operations and our strategic goals.

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

Risks Related to the Proposed Share Exchange

Combining Giga-tronics and Gresham may be more difficult, costly or time consuming than expected and the anticipated benefits of the transaction may not be realized.

Giga-tronics and Gresham have operated and, until the completion of the Share Exchange, will continue to operate independently. The success of the proposed transaction will depend in part on the ability to realize efficiencies and synergies from combining the businesses of Giga-tronics and Gresham. To realize the anticipated benefits, Gresham and Giga-tronics must successfully integrate and combine their businesses in a manner that permits growth opportunities and does not materially disrupt their existing businesses. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits. If Giga-tronics experiences difficulties with the integration process, the anticipated benefits may not be realized fully or at all or may take longer to realize than expected. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on Giga-tronics during this transition period and for an undetermined period after the Share Exchange is completed.

Termination of the Exchange Agreement could negatively impact Giga-tronics.

If the Exchange Agreement is terminated, there may adverse consequences to Giga-tronics. For example, Giga-tronics’ business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Share Exchange, without realizing any of the anticipated benefits of completing the transaction. Also, Giga-tronics has incurred significant expenses in connection with and has devoted significant internal resources to the pursuit of the Share Exchange but the expected benefit of those investments will not be realized if the Share Exchange is not completed. Additionally, if the Exchange Agreement is terminated, the market price of Giga-tronics’ common stock could decline to the extent that the current market prices reflect an expectation that the Share Exchange will be completed. If the Exchange Agreement is terminated under certain circumstances, Giga-tronics may be required to pay to Gresham a termination fee of $1.0 million, Gresham’s warrant to acquire 433,333 shares of Giga-tronics common stock may become exercisable and Giga-tronics maybe required to immediately repay the $1.3 million loan received from a subsidiary of BitNile.

Giga-tronics will be subject to business uncertainties and contractual restrictions while the Share Exchange is pending that could adversely affect Giga-tronics’ business and operations.

Subject to certain exceptions, Giga-tronics has agreed to operate its business in the ordinary course prior to completing the Share Exchange and to refrain from taking certain actions, such as selling shares of stock or incurring additional indebtedness without BitNile’s consent. These restrictions may prevent Giga-tronics from pursuing attractive business opportunities that may arise prior to the completion of the Share Exchange. These restrictions may also prevent Giga-tronics from selling shares of stock or borrowing to meet its capital needs.

In addition, uncertainty about the effect of the Share Exchange on customers, employees and others may have an adverse effect on Giga-tronics’ business, operations, and stock price. These uncertainties may impair Giga-tronics’ ability to attract, retain and motivate key personnel until the transaction is completed.

Giga-tronics has and will continue to incur substantial expenses related to the Share Exchange and related transactions.

Giga-tronics has incurred and expects to incur a number of significant non-recurring costs related to the Share Exchange and the related transactions, such as the anticipated reserve split of Giga-tronics common stock, the Delaware reincorporation, the public offering and the Nasdaq listing. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, severance/employee benefit-related costs, filing fees, financial and other printing costs, and other related costs. Some of these costs are payable regardless of whether the Share Exchange is completed. There can be no assurances that the expected benefits related to the integration of the businesses will be realized to offset these transaction costs.

The Exchange Agreement limits Giga-tronics’ ability to pursue acquisition proposals.

The Exchange Agreement generally prohibits Giga-tronics from soliciting, initiating, encouraging or facilitating certain third‑party acquisition proposals. These provisions, which could result in a $1.0 million termination fee payable under certain circumstances and Gresham’s warrant to purchase 433,333 shares of Giga-tronics common stock becoming exercisable, might discourage a potential acquirer that might otherwise have an interest in acquiring all or a significant part of Giga-tronics from considering or proposing such an acquisition.

Risks Related to Investing in Our Securities

Our common stock is quoted on the Over-the-Counter Market and trading volumes have been limited.

As compared to a larger stock market with greater liquidity, our common stock is quoted on the OTCQB® Venture Market (“OTCQB”) which is the middle tier of the OTC Markets Group, reserved for companies that are registered and reporting with the Securities and Exchange Commission (“SEC”) or a U.S. banking regulator. The volume of trading of our common stock on the OTCQB has been very thin. Therefore, an investor might find it more difficult than it would be on a larger stock exchange to dispose of, or to obtain accurate quotations as to the market value of, our securities.

We cannot be certain that a more active trading market will develop or, if developed, be sustained. We also cannot be certain that purchasers of our common stock will be able to resell their common stock at prices equal to or greater than their purchase price. The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time. We do not have any control over whether there will be sufficient numbers of buyers and sellers. Accordingly, we cannot be certain that an established and liquid market for our common stock will develop or be maintained. The market price of our common stock could experience significant fluctuations in response to our operating results and other factors. In addition, the stock market, in recent years, has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These fluctuations, and general economic and market conditions, may cause the market price of our common stock to vary substantially.

The trading price of our common stock may make it more difficult for you to trade shares of our common stock.

We could become subject to the SEC’s “penny stock” rule if we fail to meet certain financial criteria set forth in the rule. If we become subject to the SEC’s penny stock rule, the rule would impose various sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer would have to make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. Consequently, if it were to apply to us, the rule could have an adverse effect on the ability of broker-dealers to sell our securities and could affect the ability of our shareholders to buy and sell our securities in the secondary market. If our common stock were to become a “penny stock” within the meaning of the rule, additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could reduce the liquidity of our common stock and have a material adverse effect on the trading market for our common stock.

While our common stock is currently not subject to the SEC’s penny stock rule, some broker-dealers may nonetheless choose to not allow incoming transfers of our shares from other brokerage accounts or limit your ability to trade shares of our common stock, which could make it more difficult for you to sell your shares, as well as having a material adverse effect on the trading market for our common stock.

Our common stock ranks junior to all of our preferred stock and indebtedness.

As of March 26, 2022, our outstanding preferred shares had an aggregate liquidation preference of $3.6 million and we had an aggregate of $4.3 million in debt and other liabilities including long term lease obligations.

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

As of March 26, 2022, we had 2,767,230 shares of common stock outstanding. In addition, as of that date we had outstanding warrants to acquire 530,214 shares of common stock, outstanding options to acquire 353,037 shares of common stock and shares of convertible preferred stock convertible into an aggregate of 156,544 shares of common stock. The issuance of shares of common stock upon the exercise of warrants or options or conversion of preferred stock would dilute the percentage ownership interest of all holders of our common stock, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make significant estimates that affect the financial statements. For example, we are required to make estimates about, among other things, accruals, inventory reserves, revenue and lease accounting as well as long-lived assets. Due to the inherent nature of these estimates, we may be required to significantly increase or decrease such estimates upon determination of the actual results. Any required adjustments could have a material adverse effect on us, our results of operations and the trading price of our common stock.

We are dependent on our management team and development and operations personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business. We are also substantially dependent on the continued service of our existing development and operations personnel because of the complexity of our service and technologies. Staffing due to the loss of one or more of our key employees or groups could be expensive, divert management’s attention from executing our business plan and could seriously harm our business. Furthermore, possible shortages of key personnel, including engineers, in the area surrounding our facilities could require us to pay more to hire and retain key personnel, thereby increasing our costs.

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

The market price of our common stock has been and is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	increases in the number of shares of common stock outstanding as our preferred stock converts to common stock, or as warrants or options are exercised;

●	sales of our common stock by us or our shareholders;

●	operating results that fall below expectations, including actual or anticipated variations in our quarterly results;

●	regulatory developments;

●	economic and other external factors;

●	investor perceptions regarding the proposed Share Exchange;

●	period-to-period fluctuations in our financial results;

●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Our stock has historically traded on low volume on the OTCQB and, previously, on the Nasdaq Capital Market. Market and volume fluctuations may also materially and adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices along with our marketing, sales, and engineering offices and manufacturing facilities are located in a 23,873 square foot facility in Dublin, California, which we leased on January 5, 2017 and began occupying in April 2017 under a lease agreement which expires in August 2023.

We maintain a second engineering office located in a 1,200 square foot facility in Nashua, New Hampshire, which we first leased on February 1, 2019 under a lease agreement which expires on January 31, 2022. Effective March 1, 2020, we amended and replaced the original lease agreement to increase the Nashua facility to 2,400 square feet and extend the expiration date to February 28, 2023.

We believe that our California and New Hampshire facilities are adequate for our business activities.

ITEM 3. LEGAL PROCEEDINGS

As of March 26, 2022, the Company had no pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our common stock is traded on the OTCQB using the symbol “GIGA”. The number of record holders of our common stock as of March 26, 2022 was approximately 100. A significantly larger number of shareholders may be “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. The table below shows the high and low closing bid quotations for the common stock during the indicated fiscal periods. These quotations reflect inter-dealer prices without mark-ups, mark-downs, or commission and may not reflect actual transactions.

Fiscal Quarter
Quarter	2022			High	Low	2021			High	Low
First Quarter	(3/28	-	6/26)	$4.98	$3.25	(3/29	-	6/27)	$4.00	$2.10
Second Quarter	(6/27	-	9/25)	$4.00	$2.87	(6/28	-	9/26)	$4.30	$3.16
Third Quarter	(9/26	-	12/25)	$4.00	$2.85	(9/27	-	12/26)	$4.60	$3.25
Fourth Quarter	(12/26	-	3/26)	$4.27	$2.25	(12/27	-	3/27)	$5.09	$3.34

We have not paid cash dividends on our common stock in the past and have no current plans to do so in the future, believing our available capital is best used to fund our operations, including product development and enhancements. In addition, in the absence of positive retained earnings, California law permits payment of cash dividends on our common stock only to the extent total assets exceed the sum of total liabilities and the liquidation preference amounts of preferred securities. On March 26, 2022, the Company’s assets were more than this sum by $11,000. Our shares of Series E preferred stock provide for semi-annual 6% cumulative cash dividends based on the original purchase price of $25.00 per share, however we may exercise our right to pay any such dividends in shares of our common stock instead of cash.

Equity Compensation Plan Information

The following table provides information on options and other equity rights outstanding and available under the Company’s equity compensation plans as of March 26, 2022.

	No. of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	353,037	$4.75	89,875
Equity compensation plans not approved by security holders	—	$—	—
Total	353,037	$4.75	89,875

(1)	Does not include warrants issued to purchasers of units consisting of stock and warrants in private placements or to lenders in connection with debt financing.

Issuer Repurchases

We did not repurchase any of our equity securities during our fiscal years ended March 26, 2022 and March 27, 2021.

ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Giga-tronics manufactures specialized electronic equipment for use in both military test and airborne operational applications. Our operations consist of two business segments, those of our wholly owned subsidiary, Microsource Inc., and those of our Giga-tronics Division. Our Microsource segment designs and manufactures custom microwave products for military airborne applications while the Giga-tronics Division designs and manufactures real time solutions for RADAR/EW test applications.

Our Microsource subsidiary generates revenue through sole-source production contracts for custom engineered components funded by the U.S. Federal Government. Microsource revenue for fiscal year 2022 was $8.3 million from the delivery of RADAR filters for the F-15D, F-16 and F/A-18E aircrafts. These filters solve an interference problem that occurs between the aircraft’s radar system and the onboard electronic warfare suite when these older aircrafts receive upgraded radar systems. The engineering of each filter variant was funded by the U.S. Government indirectly through prime contractors, including filters for foreign military sales.

Orders for Microsource components are typically between $1.0 million to $5.0 million each and involve production contracts where the period of performance spans multiple years. We believe opportunities exist for expanding the use of our Microsource RADAR filters by offering to design variants, such as for use in other aircraft or in situations where the electronic warfare suite is externally mounted on a pylon rather than onboard the aircraft. Microsource will also pursue development contracts for adapting the Company’s ASGA technology for the benefit of customers who will appreciate faster operation of our RADAR filters, representing a potential source of new revenue as customers upgrade their installed base. In addition, from time-to-time, the Company may pursue adding third party sole-source component revenue though acquisition.

Our Giga-tronics Division participates in the EW test segment with modular microwave up and down converters, our real-time TEmS solution and integrated playback and record solutions. The Giga-tronics solutions are architected like a RADAR system but built like a test system. This approach differentiates TEmS from the other suppliers' products and provides a better correlation between laboratory tests and actual field results. The platform was specifically designed to address the need for multiple test channels and delivers a product that is smaller, more flexible, easier to use and lower in cost than those previously available.

Orders for Giga-tronics EW test solutions are relatively large, tend to be sporadic and typically involve a long and consultive sales process. Competing against market incumbents has exposed greater than expected challenges in displacing them in laboratory settings. We have achieved limited success to date because existing solutions offer extensive test capability with a record of success built over years of use. These larger and higher cost multi-purpose solutions have become the accepted standard and customers face substantial risk switching to a new solution on a large-scale basis. Consequently, our EW test sales have fallen short of our expectations due to the longer than expected time required to establish credibility and grow market share in the laboratory segment.

During fiscal 2021, we moved beyond the laboratory environment and pursued opportunities for open-air range applications for our TEmS solution. Market incumbents on these ranges offer single-purpose solutions because the applications being addressed are less data-intensive and narrower in their requirements compared to those in the laboratory environment. During fiscal 2022, Giga-tronics successfully won sales into applications for air-crew training and air-to-ground missile testing. We believe our initial success in the market for open-air range application results in part because customers only need to compare our accuracy and fidelity against a competing single purpose solution rather than the extensive capability offered by competing laboratory solutions. We believe, the Giga-tronics solution is also competitive with incumbent open-air solutions due to its lower price point, smaller size, and relative ease of use. Our early success in applications for air-crew training and air-to-ground missile testing leads us to believe that we can grow our market share faster in this segment compared to laboratory settings. Management expects that additional sales for air-crew training and field testing on ranges throughout the country represent an opportunity for the growth of the Company’s EW test business revenue in fiscal 2023.

COVID-19 Impact

Following the initial impact of the COVID-19 pandemic in early 2020, Giga-tronics was identified early on as an essential business by the U.S. Department of Homeland Security due to the importance of our Microsource RADAR filters to the U.S. Department of Defense. The Company restored operations as quickly as feasible while taking the necessary steps to protect our employees from potential harm. Although Giga-tronics experienced a relatively brief shutdown period in late fiscal 2020, the impact was nevertheless significant financially as we had to absorb all of our overhead expenses without any offsetting shipments during that period. During fiscal 2021, Giga-tronics applied for and received a loan of $786,200 from the Small Business Administration (“SBA”) associated with the U.S. Government’s Payroll Protection Program. The loan, including all accrued interest, was subsequently forgiven in November 2020 and was recorded as a gain on extinguishment of debt during our third quarter of fiscal 2021.

The COVID-19 pandemic had a significant impact on our ability to directly interact in person with customers at the end of fiscal 2020 and throughout most of fiscal 2021. Consequently, the progress in demonstrating solutions to customers and increasing awareness of Giga-tronics within the user community was delayed. Furthermore, we were unable to discuss customer needs and how our solutions could solve their problems as the military bases blocked outside personnel from visiting and mandated many of their personnel to work from home. In addition, travel restrictions made it difficult for our sales team to visit locations throughout the country due to mandatory quarantine periods.

The pandemic also impacted our supply chain during most of fiscal 2021 and fiscal 2022. Many of our suppliers have indicated similar challenges in keeping their own operations running and management believes there may still be some residual delays in fulfilling orders due limited availability of parts and services. We expect this situation to improve throughout fiscal 2023.

While we expect the impact of COVID-19 to be temporary, the disruptions caused by the pandemic negatively impacted our revenue and results from operations beginning in March of 2020 and throughout most of fiscal year 2021 and 2022. Looking ahead, we see that our sales team is better able to interact with and demonstrate our solutions to customers, and as a result we anticipate a positive impact on orders for our Giga-tronics EW test solutions in fiscal year 2023.

Results of Operations

For the fiscal year ended March 26, 2022 compared to the fiscal year ended March 27, 2021

New orders by reporting segments are as follows for the fiscal years ended:

New orders
(Dollars in thousands)

Category	2022	2021	$ Change	% Change
RADAR/EW Test Products	$596	$2,677	$(2,081)	(78)%
Legacy Products	415	164	251	153%
Giga-tronics Division	1,011	2,841	(1,830)	(64)%
Microsource	4,259	8,572	(4,313)	(50)%
Total	$5,270	$11,413	$(6,143)	(54)%

The RADAR/EW test products orders decreased by 78% over the prior year. While we believe that we have a superior product for range applications as described above, we encountered delays in the procurement process for our systems. Legacy product orders increased by $251,000 due to an end-of-life purchase for our signal generators. Microsource orders decreased by 50% primarily due to timing differences of the placement of large orders which typically have scheduled deliveries (and revenue recognition) covering multiple fiscal year periods.

Backlog by reporting segment are as follows for the fiscal years ended:

Backlog
(Dollars in thousands)

Category	2022	2021	$ Change	% Change
RADAR/EW Test Products	$8	$21	$(13)	(62)%
Legacy Products	303	49	254	518%
Giga-tronics Division	311	70	241	344%
Microsource	1,048	5,045	(3,997)	(79)%
Backlog of unfilled orders	$1,359	$5,115	$(3,756)	(73)%

The allocation of Net revenue by reporting segment was as follows for the fiscal years shown:

Allocation of Net revenue
(Dollars in thousands)

Category	2022	2021	$ Change	% Change
RADAR/EW Test	$609	$3,554	$(2,945)	(83)%
Legacy Products	161	116	45	39%
Giga-tronics Division	770	3,670	(2,900)	(79)%
Microsource	8,257	9,382	(1,125)	(12)%
Total	$9,027	$13,052	$(4,025)	(31)%

Net revenue for fiscal 2022 was $9.0 million, a decrease of 31%, compared to $13.1 million for fiscal 2021. The majority of the net revenue decrease in fiscal 2022 was attributable to the Giga-tronics Division which decreased by $2.9 million due to the lack of orders described above. The decrease in Microsource revenue in fiscal 2022 was primarily due to the lack of new orders.

Cost of revenue and Gross profit by reporting segment were as follow for the fiscal years shown:

Cost of revenue and Gross profit
(Dollars in thousands)

Category	2022	% of Total Revenue	2021	% of Total Revenue
Giga-tronics Division	$627	7%	$2,058	16%
Microsource	5,144	57%	6,053	46%
Total Cost of revenue	$5,771	64%	$8,111	62%

Gross profit	$3,257	36%	$4,941	38%

The cost of revenue of the Giga-tronics Division was $627,000 or 7% of total revenue and 81% of its revenue. Giga-tronics Division revenues were adversely impacted by the low volume of shipments resulting in high material costs and large variances. The cost of revenue for Microsource was $5.1 million or 57% of total revenue and 62% of its revenue. The gross profit for the Company decreased marginally by 2% over the prior fiscal year due to a higher percentage of Microsource revenue in fiscal 2022. Total gross profits for fiscal 2022 was $3.3 million with a 36% gross margins.

Operating expenses were as follows for the fiscal years shown:

Operating expenses
(Dollars in thousands)

Category	2022	2021	$ Change	% Change
Engineering	$1,153	$2,153	$(1,000)	(46)%
Selling, general and administrative	4,089	3,873	216	6%
Transaction expenses	611	—	611	N/A
Total	$5,853	$6,026	$(173)	(3)%

Total operating expenses in fiscal 2022 decreased 3% to $5.9 million from $6.0 million in fiscal 2021. Engineering expenses decreased by $1.0 million or 46% during fiscal 2022 compared to fiscal 2021, primarily due to an engineering services contract which caused engineering expenses to be charged to cost of revenue, as well as due to the engineering hours charged to capitalization of software, lower consulting expenses and reduction in personnel expenses on account of lower headcount. Selling, general and administrative expenses increased by 6% or $216,000 primarily due to increased personnel related expenses including the addition of staffing in sales and additional stock-based compensation. In addition, we incurred $611,000 of transaction expenses related to the proposed Exchange Transaction with BitNile. (See Note 20 - Share Exchange Agreement with BitNile and Gresham.)

Exchange Transaction expenses were as follows for fiscal year 2022

Exchange Transaction expenses

(Dollars in thousands)

Category	2022
Legal Fees	$238
Investment banker's fairness opinion	150
Consulting fees	105
Retention bonuses	118
Total	$611

Of the $611,000 of Exchange Transaction related costs incurred during fiscal 2022, $523,000 and $88,000 were recognized as Selling, general and administrative expenses and cost of revenues, respectively.

Interest expense, net and other were as follows for the fiscal years shown:

Interest expense, net and other
(Dollars in thousands)

Category	2022	2021	$ Change	% Change
Gain on extinguishment of PPP Loan	$—	$791	$(791)	(100)%
Interest expense, net	$(52)	$(97)	$(45)	(46)%
Other expense, net	$(65)	$—	$65	N/A
Provision for income tax	$(2)	$(2)	$—	0%
Deemed dividend on Series E preferred stock	$(53)	$(14)	$39	279%

The Company received a Paycheck Protection Program Loan (“PPP Loan”) of $786,000 in April 2020 which was forgiven along with corresponding interest of $4,521 in November 2020.

Interest expense, net in fiscal 2022 was $52,000, a decrease of $45,000 from fiscal 2021. Interest expense decreased primarily due to lower outstanding borrowings under a term loan which was fully repaid at the end of fiscal 2021.

The deemed dividend on the Series E preferred shares was $53,000 in fiscal 2022 as compared to $14,000 in fiscal 2021 due to the conversion of E-series preferred shares to common shares in fiscal 2022.

Liquidity and Capital Resources

The Company incurred net losses of $2.7 million and $0.4 million in fiscal years 2021 and 2022, respectively. These losses have contributed to an accumulated deficit of $34.0 million as of March 26, 2022. The Company has also experienced delays in receipt of orders for the EW test system products. These delays have contributed, in part, to the losses, decrease in working capital and increase in inventories.

Our primary sources of liquidity come from customer sales and our Financing Agreement, both of which are dependent on our receipt and shipment of customer orders, and capital raised from investors and lenders. Therefore, if we are unable to maintain sufficient levels of liquidity solely from sales to customers and borrowings under the Financing Agreement, we may be required to seek funding from other sources.

The Company’s limitation in resources as a small public company has caused it to reevaluate its future alternatives and as a result, has entered into the Exchange Agreement (See Note 20 - Share Exchange Agreement with BitNile and Gresham). To address our liquidity needs in the near term, we entered into a loan agreement with Digital Power Lending, LLC (“DPL”), an affiliate of BitNile, the parent company of Gresham and borrowed $500,000 on November 12, 2021. On January 7, 2022, the parties amended this loan agreement which allowed the Company to borrow an additional $300,000 (See Note 7 – Term Loans). On April 5, 2022, the parties amended this loan agreement which allowed the Company to borrow an additional $500,000, for a total of $1,300,000 (See Note 21 – Subsequent Events).

The Exchange Agreement provides that following our combination with of Gresham, we will pursue an underwritten public offering of $25 million of our common stock. BitNile has agreed to purchase up to $5.75 million of common stock in the public offering and simultaneously therewith, to convert $4.25 million of indebtedness that BitNile has agreed to lend to us upon the closing of our acquisition of Gresham. There can be no assurance that we will successfully complete the acquisition of Gresham or the public offering or that additional financing will be available to us in the future.

We have also put in place a plan as a standalone company and plan to repay the loan to BitNile in November 2022 without raising additional funding because of the large inventory on hand for the TEmS solution, which will result in cash with sales of TEmS.

Management will continue to review all aspects of its business including, but not limited to, the contribution of its individual business segments, in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

Our historical operating results and forecasting uncertainties indicate that substantial doubt exists related to our ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, we should have the necessary liquidity to continue operations at least twelve months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to maintain or generate additional liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. Forecasting uncertainties also exist with respect to our EW test system product line due to the potential longer than anticipated sales cycles.

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

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this filing:

Cash Flows
(Dollars in thousands)
	Fiscal Year Ended
Category	March 26, 2022	March 27, 2021
Net cash provided by (used in) operating activities	$(2,386)	$359
Net cash used in investing activities	—	(94)
Net cash provided by (used in) financing activities	1,675	(186)
Net increase (decrease) in cash	(711)	79

Cash at the beginning of the fiscal year	736	657
Cash at the end of the period	$25	$736

Our cash balance decreased by $711,000 during fiscal 2022 primarily due to cash used in operating activities of $2.4 million, which was partially offset by $1.7 million in cash provided by financing activities.

Cash Flows from Operating Activities

During fiscal 2022, we used cash of $2.4 million in operating activities, which was primarily the result of the loss of $2.7 million and the build-up of inventory of $1.3 million.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our product shipments, inventory purchases, billings, collections and disbursements.

Cash Flows from Investing Activities

During fiscal 2022, there was no investment in property and equipment, as compared to fiscal 2021 when $94,000 was invested.

Cash Flows from Financing Activities

During fiscal 2022, we provided $1.7 million of cash in financing activities, as compared to $186,000 of cash used in financing activities during fiscal 2021.

The $1.9 million increase was primarily due to the issuance of prefunded warrants, common stock (See Note 10 – Sale of Common Stock) and loans received (See Note 7 – Term Loans), partially offset by principal payments on leases.

Financed Receivables

On March 11, 2019, the Company entered into an Amended and Restated Business Financing Agreement with Western Alliance Bank.

Under the Financing Agreement, we may borrow up to 85% of the amounts of customer invoices that we have issued, up to a maximum of $2.5 million in aggregate advances outstanding at any time.

Interest accrues on amount outstanding under the Financing Agreement at an annual rate equal to the greater of prime or 4.5% plus one percent. The Company is required to pay certain fees, including an annual facility fee of $14,700 that is paid in two equal semiannual installments. The Company’s obligations under the Financing Agreement are secured by a security interest in substantially all of the assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Financing Agreement has no specified term and may be terminated by either the Company or Western Alliance Bank at any time.

As of March 26, 2022 and March 27, 2021, the Company’s total outstanding borrowings under the Financing Agreement were $450,000 and $683,000, respectively.

Term Loan

On November 12, 2021, the Company entered into a loan agreement with DPL, a California limited liability company and licensed California Finance Lender, and an affiliate of BitNile, a Delaware corporation. The loan is evidenced by a secured promissory note dated as of November 12, 2021, which provides, among other things that the principal amount of the loan will bear interest at the rate of 10.0% per annum. Unless prepaid by the Company, all principal and accrued interest under the loan is payable on November 12, 2022 or, if earlier, upon the Company’s completion of an underwritten public offering or the termination of the Exchange Agreement with BitNile and Gresham, a Delaware corporation. The Company’s obligations under the loan are secured by a pledge of all of the Company’s assets. The loan and the lender’s security interest are subordinate to the Company’s existing bank lending arrangement. The Company’s outstanding balance of this loan as of  March 26, 2022 was $800,000 and is included in Loans payable, net of discounts and issuance costs on the Consolidated Balance Sheets.

On April 27, 2017, the Company entered into a $1.5 million loan agreement with Partners For Growth (“PFG”), which was funded by PFG on April 28, 2017 (“PFG Loan”). As of March 27, 2021, the Company’s total outstanding loan balance under this loan was paid off in full and the agreement was terminated.

Paycheck Protection Program under the CARES Act

On April 23, 2020, the Company borrowed $786,200 from Western Alliance Bank pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. The Company accounted for the PPP Loan as a loan under Accounting Standards Codification (“ASC”) 470, Debt, (“ASC470”). The PPP Loan had a stated maturity date of April 23, 2022 with interest accruing on the principal balance at the rate of 1.0% per annum.

On November 19, 2020, the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the SBA.

Contractual Obligations

We lease our Dublin, California facility under an operating lease agreement which expires in March 2023. Total future minimum lease payments under these leases amount to approximately $696,500, of which $487,500 is scheduled to be paid in fiscal 2023.

We lease our Nashua, New Hampshire facility under an amended operating lease agreement which expires February 28, 2023. Total future minimum lease payments under this lease amount to $27,500, all of which is scheduled to be paid in fiscal 2023.

We are committed to purchase certain inventory under non-cancelable, non-returnable (“NCNR”) purchase orders. As of March 26, 2022, total NCNR purchase orders were approximately $400,000 and are scheduled to be delivered to the Company at various dates through March 2023.

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

The reconciliation of our net loss to Adjusted EBITDA for the fiscal years ended below is as follows:

	2022	2021
Net (loss)	$(2,715)	$(393)
Cumulative and deemed dividends on Series E preferred stock	(53)	(14)
Net (loss) attributable to common shareholders	(2,768)	(407)
Depreciation and amortization	202	253
Interest and taxes	54	99
EBITDA	(2,512)	(55)

Adjustments:
Stock-based compensation	543	354
Finance costs for issuance of prefunded warrants	157	—
Gain on remeasurement of prefunded warrants liability	(92)	—
Gain on extinguishment of PPP Loan	—	(791)
Transaction related expenses	611	—
Adjusted EBITDA	$(1,293)	$(492)

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

Revenue Recognition

The Company follows the provisions of Accounting Standards Update (“ASU”) 2014-09 as subsequently amended by the Financial Accounting Standards Board (“FASB”) between 2015 and 2017 and collectively known as ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance provides a unified model to determine how revenue is recognized. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their net realizable values. We have estimated an allowance for uncollectible accounts based on our analysis of specifically identified problem accounts, outstanding receivables, consideration of the age of those receivables, our historical collection experience and adjustments for other factors management believes are necessary based on perceived credit risk.

Inventories, net

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. We periodically review inventory on hand to identify and write down excess and obsolete inventory based on estimated product demand.

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

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements (including standby letters of credit, guarantees, contingent interests in transferred assets, contingent obligations indexed to our stock or any obligation arising out of a variable interest in an unconsolidated entity that provides credit or other support to the Company), that have or are likely to have a material effect on our financial conditions, changes in financial conditions, revenue, expense, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GIGA-TRONICS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 26, 2022	March 27, 2021
Assets
Current assets:
Cash	$25	$736
Trade accounts receivable, net of allowance of $3 and $3, respectively	530	801
Inventories, net	4,853	3,601
Prepaid expenses	62	100
Unbilled receivable	1,380	1,120
Total current assets	6,850	6,358
Property, plant and equipment, net	341	455
Right-of-use asset	521	865
Other long-term assets	343	169
Total assets	$8,055	$7,847
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,530	$1,044
Loans payable, net of discounts and issuance costs	1,250	683
Accrued payroll and benefits	608	446
Deferred revenue	—	7
Lease obligations	485	445
Other current liabilities	241	279
Total current liabilities	4,114	2,904
Other non-current liabilities	10	6
Long term lease obligations	206	690
Total liabilities	4,330	3,600

Shareholders’ equity:
Preferred stock; no par value; Authorized – 1,000,000 shares
Series A convertible preferred stock: 250,000 shares authorized; 0 shares issued and outstanding at March 26, 2022 and March 27, 2021	—	—
Series B, C, D convertible preferred stock: 19,500 authorized shares; 17,782 shares issued and outstanding at March 26, 2022 and March 27, 2021; (liquidation preference of $3,367 at March 26, 2022 and March 27, 2021)	2,745	2,745
Series E convertible preferred stock: 100,000 authorized shares; 5,700 and 9,200 shares issued and outstanding at March 26, 2022 and March 27, 2021, respectively; (liquidation preference of $214 at March 26, 2022 and $345 at March 27, 2021)	90	177
Common stock; no par value; Authorized – 13,333,333 shares; 2,767,230 and 2,635,856 shares issued and outstanding at March 26, 2022 and March 27, 2021, respectively	34,842	32,306
Accumulated deficit	(33,952)	(30,981)
Total shareholders’ equity	3,725	4,247
Total liabilities and shareholders’ equity	$8,055	$7,847

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended
	March 26, 2022	March 27, 2021
Net revenue:
Goods	$770	$3,670
Services	8,257	9,382
Total revenue	9,027	13,052
Cost of revenue	5,770	8,111
Gross profit	3,257	4,941

Operating expenses:
Engineering	1,153	2,153
Selling, general and administrative	4,089	3,873
Transaction expenses	611	—
Total operating expenses	5,853	6,026

Operating loss	(2,596)	(1,085)

Gain on extinguishment of PPP Loan	—	791
Interest expense, net and other:
Interest expense, net	(52)	(97)
Other expense, net	(65)	—
Loss before income taxes	(2,713)	(391)
Provision for income taxes	2	2
Net loss	(2,715)	(393)
Deemed dividend on Series E preferred stock	(53)	(14)
Net loss attributable to common shareholders	$(2,768)	$(407)

Loss per common share – basic and diluted	$(1.00)	$(0.15)

Weighted average common shares used in per share calculation:
Basic and diluted	2,767	2,636

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands except share data)

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 28, 2020	26,982	$2,922	2,635,856	$31,952	$(30,574)	$4,300
Net loss					(393)	(393)
Stock-based compensation				354		354
Series E dividends					(14)	(14)
Balance at March 27, 2021	26,982	2,922	2,635,856	32,306	(30,981)	4,247
Net loss					(2,715)	(2,715)
Restricted stock granted			38,020
Restricted stock forfeited			(10,000)
Stock-based compensation				579		579
Series E dividends					(53)	(53)
Deemed dividend in connection with issuance of prefunded warrants					(203)	(203)
Prefunded warrants issuance				1,608		1,608
Issuance of common stock in connection with the exercise of options			22,200	78		78
Common stock issuance, net of offering costs			46,154	141		141
Series E preferred stock converted to common	(3,500)	(87)	35,000	130		43
Balance at March 26, 2022	23,482	$2,835	2,767,230	$34,842	$(33,952)	$3,725

See Accompanying Notes to Consolidated Financial Statements

GIGA-TRONICS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Net loss	$(2,715)	$(393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	202	253
Stock-based compensation	579	354
Gain on extinguishment of PPP Loan	—	(786)
Interest forgiven	—	(5)
Finance costs for issuance of prefunded warrants	157	—
Gain on remeasurement of prefunded warrants liability	(92)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	271	131
Inventories, net	(1,340)	(445)
Prepaid expenses	38	7
Unbilled receivable	(260)	982
Right-of-use asset	344	318
Other long term assets	(174)	7
Accounts payable	486	241
Accrued payroll and benefits	162	146
Deferred revenue	(7)	(152)
Accrued interest	17	(91)
Other current and non-current liabilities	(54)	(208)
Net cash provided by (used in) operating activities	(2,386)	359
Cash flows from investing activities:
Purchases of property and equipment	—	(94)
Net cash used in investing activities	—	(94)
Cash flows from financing activities:
Payments on leases	(445)	(426)
Repayments of borrowings	(6,136)	(2,680)
Proceeds from loan payable, net of issuance costs	6,703	2,920
Proceeds from exercise of stock options	78	—
Proceeds from issuance of stock, net of issuance costs	141	—
Proceeds from issuance of prefunded warrants, net of issuance costs	1,343	—
Dividend on Series E preferred stock	(9)	—
Net cash provided by (used in) financing activities	1,675	(186)

Increase (decrease) in cash	(711)	79
Beginning cash	736	657
Ending cash	$25	$736

Supplementary disclosure of cash flow information:
Cash paid for income taxes	$2	$2
Cash paid for interest	$52	$98
Supplementary disclosure of noncash activities:
Deemed dividend on common shares from prefunded warrants issuance	$203	$—
Deemed dividend on common shares from conversion of Series E shares	$43	$—

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

The Company’s financial reporting year consists of either a 52 week or 53-week period ending on the last Saturday of the month of March. Fiscal year 2022 ended on March 26, 2022, resulting in a 52-week year. Fiscal year 2021 ended on March 27, 2021, which resulted in a 52-week year. All references to years in the consolidated financial statements relate to fiscal years rather than calendar years.

Reclassification

Certain balances included on the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Leases

The Company has two operating leases for administrative, marketing, sales and engineering offices as well as manufacturing facilities. The Company recognizes long-term operating lease rights and commitments as operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, non-current, respectively, in the Consolidated Balance Sheets. The Company elected the transition package of three practical expedients which allow companies not to reassess (i) whether agreements contain leases, (ii) the classification of leases, and (iii) the capitalization of initial direct costs. Further, the Company elected to not separate lease and non-lease components for all of its leases.

The Company determines if an arrangement is, or contains, a lease at inception. Operating lease right-of-use assets, and operating lease liabilities are initially recorded based on the present value of lease payments over the lease term. Lease terms include the minimum unconditional term of the lease and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. In addition, the Company’s leases do not provide an implicit rate. In determining the present value of the Company’s expected lease payments, the discount rate is calculated using the Company’s incremental borrowing rate determined based on the information available, which requires additional judgment.

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

For the sale of standard or minimally customized products, the performance obligation is the series of finished products which are recognized at the points in time the units are transferred to the control of the customer, typically upon shipment. This type of revenue arrangement is typical for our commercial contracts within the Giga-tronics segment for its ASGA system products used for testing RADAR /EW equipment.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The Company’s performance obligations include:

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

Changes in Estimates

The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.

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

Balance Sheet Presentation

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the Consolidated Balance Sheets. Under the typical payment terms of over time contracts, the customer pays either performance-based payments or progress payments. Amounts billed and due from customers are classified as receivables on the Consolidated Balance Sheets. Interim payments may be made as work progresses, and for some contracts, an advance payment may be made. A liability is recognized for these interim and advance payments in excess of revenue recognized and is presented as a contract liability which is included within Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract. When revenue recognized exceeds, the amount billed to the customer, an unbilled receivable (contract asset) is recorded for the amount the Company is entitled to receive based on its enforceable right to payment and is included in Unbilled receivable on the Consolidated Balance Sheets. Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity).

Conversion of Convertible Preferred Stock

ASC 260, Earnings Per Share (“EPS”) (“ASC 260”), provides guidance on the accounting for induced conversions of convertible preferred stock and states that issuers should consider the guidance in ASC 470-20-40-13 through 40-17, Debt with conversion and other options, to determine whether a conversion of preferred stock is pursuant to an inducement offer. ASC 470-20-40-13 through 40-17 addresses the accounting for induced conversions of convertible debt (other than cash convertible debt instruments) that (1) occur pursuant to changed conversion privileges that are exercisable only for a limited period of time, (2) include the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted and (3) involve any of the following:

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

If a conversion of preferred stock is an inducement offer pursuant to ASC 470, the fair value of the additional securities or other consideration issued to induce conversion should be subtracted from net income to arrive at income available to common shareholders in the calculation of EPS pursuant to ASC 260. The deemed dividend is reflected on the face of the Consolidated Statements of Operations as an increase in net loss or a decrease in net income to arrive at net income/(loss) attributable to common shareholders. (See Note 18 - Preferred Stock and Warrants).

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

Inventories

Inventories are stated at the lower of cost or net realizable value using the standard cost method, which approximates the first-in, first-out inventory method. Standard costing and overhead allocation rates are reviewed by management periodically, but not less than annually. Overhead rates are recorded to inventory based on capacity management expects for the period the inventory will be held. Reserves are recorded within cost of sales for impaired or obsolete inventory when the cost of inventory exceeds its estimated fair value. Management evaluates the need for inventory reserves based on its estimate of the amount realizable through projected sales including an evaluation of whether a product is reaching the end of its life cycle. When inventory is discarded it is written off against the inventory reserve, as inventory generally has already been fully reserved for at the time it is discarded.

Research and Development

Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on the Company’s behalf and indirect costs are expensed as operating expenses when incurred. Research and development costs totaled approximately $1.2 million and $2.2 million for the years ended March 26, 2022 and March 27, 2021, respectively and are recorded in the Company’s Consolidated Statements of Operations as Engineering under Operating expenses.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years for machinery and equipment and office fixtures. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount would be written down to fair value. Additionally, the Company reports long-lived assets to be disposed of at the lower of carrying amount or fair value less cost to sell. As of March 26, 2022, and March 27, 2021, management believes there has been no impairment of the Company’s long-lived assets.

Warrants to Purchase Common Stock

Warrants are accounted for in accordance with the applicable accounting guidance provided in ASC 815 – Derivatives and Hedging (“ASC 815”) as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the Consolidated Statements of Operations. The Company estimates liability-classified instruments using the Black Scholes option-pricing model. The valuation methodologies require management to develop assumptions and inputs that have significant impact on such valuations. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants from liability to equity, or vice versa.

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

Software Development Costs

Development costs included in the research and development of new software products and enhancements to existing software products are expensed as incurred, until technological feasibility in the form of a working model has been established. As of March 26, 2022 and March 27, 2021, the Company had $172,500 and $0, respectively, as capitalized software development costs which are included in Other long-term assets on the Consolidated Balance Sheets. Capitalized software development costs are evaluated each reporting period for impairment.

Stock-based Compensation

The Company records stock-based compensation expense for the fair value of all stock options and restricted stock that are ultimately expected to vest as the requisite service is rendered.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing in the Consolidated Statements of Cash Flows. These excess tax benefits were not significant for the Company for the fiscal years ended March 26, 2022 and March 27, 2021.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The computation of expected volatility used in the Black-Scholes- Merton option-pricing model is based on the historical volatility of Giga-tronics’ share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants. For new option grants in fiscal 2022, we used the simplified method as described in Staff Accounting Bulletin 107 because of insufficient exercise history. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected dividend yield was not considered in the option pricing formula since the Company has not paid dividends and has no current plans to do so in the future. The Company records forfeitures as they occur.

The fair value of restricted stock awards is based on the fair value of the underlying shares at the date of the grant.

Loss Per Common Share

Basic loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. Anti-dilutive securities are not included in the computation of diluted EPS. Non-vested shares of restricted stock have non-forfeitable dividend rights and are considered participating securities for the purpose of calculating basic and diluted EPS under the two-class method.

Comprehensive Income or Loss

There are no items of comprehensive income or loss other than net income or loss.

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and trade accounts receivable. Concentration of credit risk in trade accounts receivable results primarily from sales to major customers. The Company individually evaluates the creditworthiness of its customers and generally does not require collateral or other security. As of March 26, 2022, three customers combined accounted for 92% of consolidated gross accounts receivable. As of March 27, 2021, two customers combined accounted for 95% of consolidated gross accounts receivable.

Fair Value of Financial Instruments and Fair Value Measurements

The Company’s financial instruments consist principally of cash, line of credit, term debt, and warrant derivative liability. The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date (Level 1), significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data (Level 2), or significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability (Level 3), depending on the nature of the item being valued.

Note 2. Going Concern and Management's Plan

The Company incurred net losses of $2.7 million and $0.4 million in the fiscal years ended March 26, 2022 and March 27, 2021, respectively. These losses have contributed to an accumulated deficit of $34.0 million as of March 26, 2022.

The Company believes that it has a very novel, innovative TEmS solution and that its technology will play a critical role in the development, testing, and fielding of a new advanced weapon system program of record for the U. S. Air Force F-35 program. However, the Company’s limitation in resources as a small public company has caused it to reevaluate its future alternatives and as a result, has it has entered into the Exchange Agreement. Under the Exchange Agreement, the Company is restricted from raising funds either via debt or equity and has therefore received a loan of $1.3 million from DPL, a BitNile subsidiary. The Company expects to combine with Gresham in August 2022 and resolve the going concern matter. (See Note 20 - Share Exchange Agreement with BitNile and Gresham).

Management has also put in place a plan as a stand-alone company and believes that the Company can repay the loan to BitNile in November 2022 without raising additional funding because of the large inventory on hand for TEmS solution, which will result in cash with sales of TEmS solution. Management will continue to review all aspects of its business including, but not limited to, the contribution of its individual business segments, in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

The Company's historical operating results and forecasting uncertainties indicate that substantial doubt exists related to its ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue operations at least twelve months from the issuance of the financial statements. However, management cannot predict, with certainty, the outcome of its  actions to maintain or generate additional liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. Forecasting uncertainties also exist with respect to the EW test system product line due to the potential longer than anticipated sales cycles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

Note 3. Cash

Cash of $25,000 and $736,000 as of March 26, 2022, and March 27, 2021, respectively, consisted of demand deposits with a financial institution that is a member of the Federal Deposit Insurance Corporation (“FDIC”). As of March 26, 2022, none of the Company’s demand deposits exceeded FDIC insurance limits. As of March 27, 2021, $486,000 of the Company’s demand deposits exceeded FDIC insurance limits.

Note 4. Inventories, net

Inventories, net consisted of the following:

Inventories, net
(Dollars in thousands)

	Fiscal Years Ended
Category	March 26, 2022	March 27, 2021
Raw materials	$2,264	$946
Work-in-progress	2,474	2,418
Finished goods	95	129
Demonstration inventory	20	108
Total	$4,853	$3,601

Note 5. Property, Plant and Equipment, net

Property, plant and equipment, net comprised of the following:

Property, plant and equipment, net
(Dollars in thousands)

	Fiscal Years Ended
Category	March 26 ,2022	March 27 ,2021
Leasehold improvements	$648	$648
Machinery and equipment	4,631	4,631
Computer and software	705	705
Furniture and office equipment	107	107
Property, plant and equipment	6,091	6,091
Less: accumulated depreciation and amortization	(5,750)	(5,636)
Property, plant and equipment, net	$341	$455

Depreciation expense for the fiscal 2022 and fiscal 2021 was $202,000 and 253,000 respectively.

Note 6. Financed Receivables

On March 11, 2019, the Company entered into an Amended and Restated Business Financing Agreement with Western Alliance Bank. The Financing Agreement amends and restates a previous credit agreement with the bank.

Under the Financing Agreement, the Company may borrow up to 85% of the amounts of customer invoices issued by the Company, up to a maximum of $2.5 million in aggregate advances outstanding at any time.

Interest accrues on amounts outstanding under the Financing Agreement at an annual rate equal to the greater of prime or 4.5% plus one percent. The Company is required to pay certain fees, including an annual facility fee of $14,700, to be paid in two equal semiannual installments. The Company’s obligations under the Financing Agreement are secured by a security interest in substantially all of the assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Financing Agreement has no specified term and may be terminated by either the Company or Western Alliance Bank at any time.

The Financing Agreement contains customary events of default, including, among others: non-payment of principal, interest or other amounts when due; providing false or misleading representations and information; Western Alliance Bank failing to have an enforceable first lien on the collateral; cross-defaults with certain other indebtedness; certain undischarged judgments; bankruptcy, insolvency or inability to pay debts; and a change of control of the Company. Upon the occurrence and during the continuance of an event of default, the interest rate on the outstanding borrowings increases by 500 basis points and the bank may declare the loans and all other obligations under the Financing Agreement immediately due and payable.

As of March 26, 2022 and March 27, 2021, the Company’s total outstanding borrowings under the Financing Agreement were $450,000 and $683,000, respectively, and are included in Loans payable, net of discounts and issuance costs on the Consolidated Balance Sheets.

Note 7. Term Loans

On April 27, 2017, the Company entered into a $1.5 million loan agreement with Partners For Growth, which was funded on April 28, 2017. As of March 27, 2021, the Company's total outstanding loan balance under this loan was paid off in full and the agreement was terminated.

On November 12, 2021, the Company borrowed $500,000 from DPL, a California limited liability company and licensed California Finance Lender, and an affiliate of BitNile, a Delaware corporation. On January 2, 2022, the Company borrowed an additional $300,000 from the affiliate of BitNile. The loan is evidenced by a secured promissory note, which provides, among other things that the principal amount of the loan will bear interest at the rate of 10.0% per annum. Unless prepaid by the Company, all principal and accrued interest under the loan is payable on November 12, 2022 or, if earlier, upon the Company’s completion of an underwritten public offering or the Company’s termination of the Exchange Agreement dated December 27, 2021 with BitNile and Gresham Worldwide Inc. (“Gresham”), a Delaware corporation (“Exchange Agreement”). The Company’s obligations under the loan are secured by a pledge of all of the Company’s assets. The loan and the Lender’s security interest are subordinate to the Company’s existing bank Financing Agreement. The Company’s outstanding balance of this loan as of March 26, 2022 was $800,000 and is included in Loans payable, net of discounts and issuance costs on the Consolidated Balance Sheets.

As of March 26, 2022 and March 27, 2021, the Company’s total outstanding loan balances were $800,000 and $0, respectively, and are included in Loans payable, net of discounts and issuance costs on the Consolidated Balance Sheets.

Note 8. Paycheck Protection Program Loan under the CARES Act

On April 23, 2020, the Company borrowed $786,000 from Western Alliance Bank pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“PPP Loan”). The Company accounted for the PPP Loan as a loan under ASC 470. The PPP Loan had a stated maturity date of April 23, 2022 with interest accruing on the principal balance at the rate of 1.0% per annum.

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

Note 9. Fair Value Measurement

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

Note 10. Sale of Common Stock

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

The Prefunded Warrants are immediately exercisable and may be exercised for a de-minimis exercise price of $0.01 per share subject to the limitation that a holder of a Prefunded Warrant will not have the right to exercise any portion of the Prefunded Warrant if the holder together with its affiliates and attribution parties (as such terms are defined in the Prefunded Warrants) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Prefunded Warrants. The Prefunded Warrants do not expire. The Prefunded Warrants also contained a put option, exercisable under certain conditions. Because of this put-option provision, the Prefunded Warrants were initially classified as a liability at fair value of $1,703,000 on the issuance date and marked to market at each reporting date. Further, because the fair value of the prefunded warrant liability on the issuance date was greater than the proceeds of the Prefunded Private Placement and the warrants were issued to existing common stockholders, the difference was recorded to accumulated deficit as a $203,000 deemed dividend. There were finance costs of $157,000 associated with the issuance of the Prefunded Warrants. There was a gain on measurement of $46,000 on the prefunded warrant liability in the first quarter of fiscal 2022 and $46,000 in the second quarter of fiscal year 2022.These amounts are recorded in Other expense, net in the Consolidated Statements of Operations.

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

On April 27, 2021, in connection with the private placement, the Company issued warrants to purchase 23,076 shares of the Company’s common stock to the placement agent for such offering (“Placement Agent Warrants”). The Placement Agent Warrants have an exercise price per share equal to $3.575, subject to adjustment in certain circumstances, and will expire on April 27, 2026. The Placement Agent Warrants do not have the same put option provision as the original Prefunded Warrants and, therefore, are classified as equity.

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

On July 28, 2021, the Company and the holders amended the terms of the Prefunded Warrants to restrict the holder’s option to require cash payment at the Black-Scholes value of the remaining unexercised portion of the holder’s Prefunded Warrants to only Fundamental Transactions that are within the Company’s control. Because of this modification of the put-option provision, the Prefunded Warrants were no longer required to be classified as liability under either ASC 480, “Distinguishing Liabilities from Equity”, or ASC 815, guidance and do not include any embedded features that require bifurcation. Therefore, the Prefunded Warrants were reclassified to equity and remeasured on the modification date of July 28, 2021.

Note 11. Shareholder Rights Plan

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

Note 12. Significant Customers and Industry Segment Information

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

The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technology and requires different accounting systems. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues and pre-tax income or loss by operating segment.

The tables below present information for fiscal years ended March 26, 2022 and March 27, 2021.

March 26, 2022 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$770	$8,257	$9,027
Interest expense, net and other	$(117)	$—	$(117)
Depreciation and amortization	$202	$—	$202
Net income (loss) before income taxes	$(5,826)	$3,113	$(2,713)
Assets (at period end)	$5,645	$2,410	$8,055

March 27, 2021 (Dollars in thousands)	Giga-tronics Division	Microsource	Total
Revenue	$3,670	$9,382	$13,052
Interest expense, net and other	$(97)	$—	$(97)
Depreciation and amortization	$253	$—	$253
Net income (loss) before income taxes	$(642)	$251	$(391)
Assets (at period end)	$5,281	$2,566	$7,847

The Company’s Giga-tronics Division and Microsource segment sell to agencies of the U.S. government and U.S. defense- related customers. In fiscal 2022 and 2021, U.S. government and U.S. defense-related customers accounted for 99% of revenue. During fiscal 2022, one prime contractor accounted for 77% of the Company’s consolidated revenues and was included in the Microsource segment. A second prime contractor accounted for 10% of the Company’s consolidated revenues during fiscal 2022 and was also included in the Microsource segment.

During fiscal 2021, two prime contractors accounted for 66% of the Company’s consolidated revenues and were included in the Microsource segment. A third customer accounted for 14% of the Company’s consolidated revenues during fiscal 2021 and was included in the Giga-tronics Division.

Export revenue accounted for less than 1% of the Company’s revenue for fiscal 2022 and 2021.

Note 13. Loss per Common Share

The number of stock options, restricted stock, convertible preferred stock and warrants set forth below are not included in the computation of diluted EPS as a result of the Company’s net loss and, therefore, the effect of these instruments would be anti-dilutive.

(Shares in thousands)
	Fiscal Years ended
Category	March 26, 2022	March 27, 2021
Stock options	353	375
Restricted stock awards	20	—
Convertible preferred stock	157	180
Warrants	530	28
Total	1,060	583

Note 14. Income Taxes

Following are the components of the provision for income taxes:

(Dollars in thousands)
	Fiscal Years ended
Category	March 26, 2022	March 27, 2021
Current
Federal	$—	$—
State	2	2
	2	2
Deferred
Federal	—	—
State	—	—
Total	$2	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

(Dollars in thousands)
	Fiscal Years ended
Category	March 26, 2022	March 27, 2021
Net operating loss carryforward	$2,732	$2,373
Income tax credits	106	106
Inventory reserves and additional costs capitalized	907	850
Fixed asset depreciation	(27)	(30)
Accrued expenses	97	100
ASC 842 right of use asset	254	156
ASC 842 lease liability	(223)	(105)
Allowance for doubtful accounts	—	1
State tax benefit	(8)	(8)
Total deferred tax asset	3,838	3,443
Valuation allowance	(3,838)	(3,443)
	$—	$—

The following summarizes the difference between the income tax expense and the amount computed by applying the statutory federal income tax rates of 21% for the years ended March 26, 2022 and March 27, 2021, to income before income tax. The items comprising these differences consisted of the following for the fiscal years ended March 26, 2022 and March 27, 2021:

(In thousands except percentages)	Fiscal Years ended
	March 26, 2022		March 27, 2021
Category
Statutory federal income tax (benefit)	$(564)	21%	$(85)	21%
Valuation allowance	395	(15)%	(9,530)	2,345%
State income tax, net of federal benefit	(194)	7%	(30)	7%
Section 382-383 limitation	206	(7)%	9,697	(2,386)%
Non tax-deductible expenses	165	(6)%	(25)	6%
Tax credits generated	—	—%	(18)	4%
Other	(6)	—%	(7)	2%
Effective income tax	$2	—%	$2	(1)%

The increase in valuation allowance from March 27, 2021, to March 26, 2022 was $395,000.

As of March 26, 2022, the Company had pre-tax federal net operating loss carryforwards of $10,720,000 and state net operating loss carryforwards of $6,780,000 available to reduce future taxable income. These amounts are net of a Section 382 limitation of $38,345,000 on the federal net operating loss and $19,612,000 on the state net operating loss. The Section 382 limitation was triggered due to an ownership change in 2020 year. The federal and state net operating loss carryforwards begin to expire from fiscal 2022 through 2038 and from 2029 through 2040, respectively. The federal net operating loss amount of $7,435,000 from fiscal year ended 2020 through 2022 will have an indefinite life. Utilization of net operating loss carryforwards may be subject to annual limitations due to certain ownership change limitations as required by Internal Revenue Code Section 382. The federal income tax credits begin to expire from 2032 through 2040 and state income tax credit carryforwards are carried forward indefinitely. The ownership change in 2020 triggered a Section 383 limitation on the federal income tax credits. The Section 383 limitation reduced the federal carryforward by $394,500 but did not reduce the state credit carryforward due to the indefinite carryforward. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers both positive and negative evidence and tax planning strategies in making this assessment.

As of March 26, 2022, the Company had unrecognized tax benefits of $52,000 related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the Consolidated Balance Sheet. The Company has not recorded a liability for any penalties or interest related to the unrecognized tax benefits.

The Company files U.S Federal, California and New Hampshire state tax returns. The Company is generally no longer subject to tax examinations for years prior to the fiscal year 2017 for federal purposes and fiscal year 2016 for California purposes, except in certain limited circumstances.

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions, excluding potential interest and penalties, is as follows:

	Fiscal Years ended
	March 26, 2022	March 27, 2021

Balance as of beginning of year	$52,000	$132,000
Change based on current year tax positions	—	(80,000)
Balance as of end of year	$52,000	$52,000

The total amount of interest and penalties related to unrecognized tax benefits as of March 26, 2022, is not material. The amount of tax benefits that would impact the effective rate, if recognized, is not expected to be material. The Company does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve (12) months.

Note 15. Stock-Based Compensation and Employee Benefit Plans

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

All outstanding options generally vest over a four or five year service period. However, during the fiscal year 2021, the Company granted options to purchase 138,000 shares of common stocks which vest in full upon the first anniversary of the grant. The vested portion of all option grants may be exercised only while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights, which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of March 26, 2022 and March 27, 2021, no stock appreciation rights have been granted under any option plan. As of March 26, 2022, there were 89,875 shares of common stock available for issuance of additional awards under the 2018 Equity Incentive Plan. All outstanding options have a ten year life from the date of grant. The Company records compensation cost associated with stock-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

During the fiscal year 2022, the Company granted options to purchase 42,000 shares of common stock which vest over a four-year service period. During the fiscal year 2021, the Company granted options to purchase 138,000 shares of common stock which vested in full upon the first anniversary of the grant. Additionally, 10,000 shares of common stock was granted by the Company during fiscal 2021 which vest over a four-year service period. The weighted average fair value of stock options granted during the fiscal years ended March 26, 2022 and March 27, 2021 was $2.83 and $3.48, respectively, and was calculated using the following weighted-average assumptions:

	Fiscal Years ended
Category	March 26, 2022	March 27, 2021
Dividend yield	—	—
Expected volatility	105%	106%
Risk-free interest rate	0.90%	0.39%
Expected term (years)	5.50	5.50

A summary of the stock option activity for the fiscal years ended March 26, 2022, and March 27, 2021 is presented below:

Description (Dollars in thousands except share prices)	Shares	Weighted Average Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 28, 2020	240,758	$5.86	7.90	$—

Granted	148,000	3.53	9.30	—
Forfeited / Expired	(13,950)	4.15	—	—
Outstanding at March 27, 2021	374,808	5.00	7.90	99,310

Granted	42,000	3.61	9.28	—
Exercised	(22,200)	3.51	—	—
Forfeited / Expired	(41,571)	6.51	—	—
Outstanding at March 26, 2022	353,037	$4.75	7.26	$—

Exercisable at March 26, 2022	287,586	$4.89	7.02	$—

Expected to vest in the future	65,451	$4.15	8.28	$—

As of March 26, 2022, there was $333,920 of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2.33 years and will be adjusted as forfeitures occur. There were 22,200 options exercised in the fiscal year 2022, and no options were exercised in fiscal year 2021. Stock based compensation cost related to stock options recognized in operating results for the fiscal year 2022, and fiscal year 2021 totaled $485,000 and $314,300, respectively.

Restricted Stock

The restricted stock awards are considered fixed awards as the number of shares and fair value at the grant date are amortized over the requisite service period and will be adjusted as forfeitures occur. As of March 26, 2022 and March 27, 2021, there was $34,400 and $0, respectively of unrecognized compensation cost related to non-vested awards. Compensation cost recognized for restricted stock for fiscal 2022 and fiscal 2021 totaled $94,000 and $39,700, respectively.

A summary of the changes in non-vested restricted stock awards outstanding for the fiscal years ended March 26, 2022 and March 27, 2021 is presented below:

Category	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 28, 2020	10,000	$3.97
Vested	(10,000)	3.97
Non-vested at March 27, 2021	—	—
Granted	38,020	3.87
Vested	(18,000)	4.12
Non-vested at March 26, 2022	20,020	$3.65

Note 16. Commitments and Contingencies

Operating leases

On January 5, 2017, the Company entered into a seventy-seven month commercial building lease agreement for a 23,873 square feet facility in Dublin, California which began on April 1, 2017. The Company’s principal executive offices along with our marketing, sales, and engineering offices and manufacturing operations are located in the Dublin facility.

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

Lease costs

For the fiscal year ended:

Lease Costs
(Dollars in thousands)
	Fiscal Years ended
	March 26, 2022	March 27, 2021
Operating lease costs	$529	$402
Finance lease	-	-
Amortization of lease assets	-	8
Interest on lease liability	-	1
Total lease costs	$529	$411

Other information (Dollars in thousands):

For the fiscal year ended March 26, 2022	Operating leases
Operating cash used for leases	$600
Weighted-average remaining lease term	1.42
Weighted-average discount rate	6.5%

Future lease payments as of March 26, 2022 were as follows:

Future Lease Payments
(Dollars in thousands)	Operating leases
Fiscal Year 2023	$515
Fiscal Year 2024	209
Total future minimum lease payments	724
Less: imputed interest	(33)
Present value of lease liabilities	$691

Note 17. Warranty Obligations

The Company records a liability in cost of revenue for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. The following provides a reconciliation of changes in the Company’s warranty reserve. The Company provides no other guarantees.

Warranty Obligations
(Dollars in thousands)	Fiscal Years ended
	March 26, 2022	March 27, 2021
Balance at beginning of period	$51	$34
Provision, net	(12)	17
Warranty costs incurred	—	—
Balance at end of period	$39	$51

Note 18. Preferred Stock and Warrants

Series E Senior Convertible Voting Perpetual Preferred Stock

Holders of Series E Shares are entitled to receive, when, and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannually in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the 10 day volume weighted average price of the common stock. The deemed dividend is reflected on the face of the Consolidated Statements of Operations as an increase in net loss or a decrease in net income to arrive at Net income(loss) attributable to common shareholders.

During fiscal year 2019, the Company issued and sold an additional 56,200 Series E Shares for the price of $25.00 per share, resulting in gross proceeds of $1,405,000. Net proceeds from sales of Series E Shares during the 2019 fiscal year were approximately $1.2 million after fees and expenses of approximately $212,000. Placement agent fees incurred in connection with the transaction were 5% of gross proceeds or approximately $56,875 in cash, plus warrants to purchase 5% of the number of common shares into which the Series E shares can be converted (6.67 shares) at an exercise price of $3.75 per share.

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

During the fiscal year ended March 26, 2022, the Company issued 35,000 shares of common stock in exchange for 3,500 shares of Series E Preferred Stock. As a result, 5,700 shares of Series E preferred stock with an aggregate liquidation preference of $214,000 remained outstanding as of March 26, 2022.

The table below presents information for the fiscal years ended March 26, 2022, and March 27, 2021:

Preferred Stock	Designated	Shares	Shares	Liquidation
As of March 27, 2021	Shares	Issued	Outstanding	Preference
Series B	10,000	9,245	9,245	$2,136
Series C	3,500	3,425	3,425	500
Series D	6,000	5,112	5,112	731
Series E	100,000	9,200	9,200	345
Total at March 27, 2021	119,500	26,982	26,982	$3,712

Preferred Stock	Designated	Shares	Shares	Liquidation
As of March 26, 2022	Shares	Issued	Outstanding	Preference
Series B	10,000	9,997	9,245	$2,136
Series C	3,500	3,425	3,425	500
Series D	6,000	5,112	5,112	731
Series E	100,000	5,700	5,700	214
Total at March 26, 2022	119,500	23,482	23,482	$3,581

Note 19. COVID-19 (Coronavirus)

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

COVID-19 has caused significant disruptions to the global, national and local economies While the disruptions are currently expected to be temporary, and infection rates are decreasing nationally with the vaccine roll-out, there is continued uncertainty around the duration and the total economic impact of the pandemic, which cannot be predicted at this time. If this situation is prolonged, it could cause additional delays in our business and could have a short- or long-term adverse impact, possibly material, on the Company’s future financial condition, liquidity, and results of operations.

Note 20. Share Exchange Agreement with BitNile and Gresham

On December 27, 2021, Giga-tronics entered into an Exchange Agreement with BitNile and Gresham, which is a wholly-owned subsidiary of BitNile.

The Exchange Agreement provides that the Company will acquire all of the outstanding shares of capital stock of Gresham in exchange for issuing to BitNile 2,920,085 shares of the Company’s common stock and 514.8 shares of a new series of preferred stock that are convertible into an aggregate of 3,960,043 shares of the Company’s common stock, subject to potential adjustments, and the assumption of Gresham’s outstanding equity awards representing, on an as-assumed basis, 249,875 shares of the Company’s common stock (“Exchange Transaction”). Completion of the Exchange Transaction is subject to the approval of the Company’s shareholders and other customary closing conditions.

Immediately following the completion of the Exchange Transaction, Gresham will be a wholly-owned subsidiary of the Company. Outstanding shares of the Company’s common stock, warrants and options will remain outstanding and unaffected upon completion of the Exchange Transaction. The Company’s common stock will continue to be registered under the Exchange Act immediately following the Exchange Transaction.

The Exchange Agreement further provides that BitNile will loan the Company $4.25 million upon the closing of the Exchange Transaction and the Company will use these funds, in part, to repurchase or redeem all of the currently outstanding shares of the Company's Series B, Series C, Series D and Series E preferred stock (“Outstanding Preferred”). The Exchange Agreement further provides that following the Exchange Transaction, the Company will pursue an underwritten public offering of $25 million of its common stock. BitNile has agreed to purchase up to $10 million of common stock in the offering, which amount would include the conversion of the $4.25 million to be loaned to the Company upon the closing of the Exchange Transaction.

The Company will need to seek the approval of the Company's shareholders to (1) increase the number of shares of common stock that the Company is authorized to issue to 100 million shares, (2) to complete a reverse split of the Company's common stock and (3) to change the Company's charter from that of a California corporation to that of a Delaware corporation.

The Exchange Agreement contains certain termination rights for each of the parties, including if (i) the Exchange Transaction is not consummated by June 30, 2022, (ii) the approval of the Company’s shareholders is not obtained, or (iii) there has been a breach by a non-terminating party that is not cured such that the applicable closing conditions are not satisfied. In addition, in certain circumstances, BitNile may terminate the Exchange Agreement prior to the Company’s shareholder approval of the Exchange Transaction in the event that (A) the Company materially breaches its non-solicitation obligations relating to alternative business combination transactions, (B) the Company’s Board of Directors withdraws or adversely modifies its recommendation to shareholders with respect to the Exchange Transaction or fails to affirm its recommendation within the required time period after an alternate acquisition proposal is made, (C) the Company’s Board of Directors recommends a tender offer or exchange offer or fails to recommend against such a tender offer or exchange offer within ten business days after commencement. In addition, the Company may terminate the Exchange Agreement to pursue an alternative acquisition transaction. The Exchange Agreement also provides that the Company will be obligated to pay a termination fee of $1.0 million to Gresham if the Exchange Agreement (i) is terminated by BitNile in the circumstances described in the preceding sentence (ii) (A) if an acquisition proposal is made to the Company or to its shareholders publicly, (B) the Exchange Agreement is terminated for failure to consummate the Exchange Transaction by the End Date for failure to obtain the approval of the Company’s shareholders and (C) the Company enters into a definitive agreement with respect to or consummates certain acquisition proposals within 12 months of termination of the Exchange Agreement or (iii) the Company terminates the Exchange Agreement in order to enter into a definitive agreement with respect to an alternate acquisition proposal. In addition, the Company would be required to immediately repay a loan made by an affiliate of BitNile in the aggregate principal amount of $1,300,000, including $500,000 borrowed on April 5, 2022 (See Note 21 – Subsequent Events), under the loan agreement that otherwise matures in November 2022 (See Note 7 – Term Loans).

Note 21. Subsequent Events

On April 5, 2022, the Company (1) amended its Exchange Agreement with BitNile and Gresham, (2) borrowed an additional $500,000 from an affiliate of BitNile, and (3) issued a warrant to Gresham, all as described in more detail below.

The Amendment to the Share Exchange Agreement

On April 5, 2022, the Company, BitNile and Gresham, which is a subsidiary of BitNile, amended the Exchange Agreement among the parties dated December 27, 2022 by entering into Amendment No. 1 to the Share Exchange Agreement (“Amendment”). The Amendment (1) extends from June 30, 2022 to August 31, 2022 the earliest date on which either the Company or BitNile may terminate the Exchange Agreement for any reason if the share exchange contemplated by the Exchange Agreement is not completed (assuming the terminating party’s breach of the Exchange Agreement is not the principal cause of the failure to complete the share exchange) (“End Date Termination”), (2) restates an existing provision of the Exchange Agreement, which provides that if the Company terminates the Exchange Agreement, it must repay the loan from an affiliate of BitNile the following business day, to reflect the full principal amount of such loan, which is $1,300,000 after giving effect to the additional funding described below, and (3) provides for the Company’s issuance of a warrant to Gresham, which is described in more detail below.

The Amended Loan Documents

On April 5, 2022, the Company borrowed an additional $500,000 from DPL and the Company and DPL entered into an Amended and Restated Secured Promissory Note and an amendment to the Security and Pledge Agreement originally dated as of November 12, 2021 to reflect that the Company has borrowed an aggregate of $1,300,000 from DPL (“Loan”). The Company intends to use the additional Loan proceeds for general corporate purposes.

The material terms of the Loan remain unchanged. The principal amount of the Loan bears interest at the rate of 10.0% per annum. Unless prepaid by the Company, all principal and accrued interest under the Loan is payable on November 12, 2022 or, if earlier, upon the Company’s completion of an underwritten public offering or the Company’s termination of the Exchange Agreement. The Company’s obligations under the Loan are secured by a pledge of all of the Company’s assets. The Loan and DPL’s security interest are subordinate to the Company’s existing bank lending arrangement.

This description is qualified by the Amended and Restated Secured Promissory Note, the Security and Pledge Agreement with DPL and the amendment thereto, copies of which are filed as exhibits to this report and incorporated by reference herein.

The Warrant

On April 5, 2022, as contemplated by the Amendment, the Company issued to Gresham a warrant representing the right to purchase 433,333 shares of its common stock (“Warrant Shares”) at the initial exercise price of $3.00 per share. The Warrant will become exercisable if the closing of the share exchange transaction contemplated by the Exchange Agreement does not occur, unless the failure to close results (1) solely from BitNile’s or Gresham’s breach of the Exchange Agreement or (2) BitNile’s election to terminate the Exchange Agreement pursuant to the End Date Termination provision (“Trigger Date”). The Warrant may be exercised in whole or part for a period of three years following the Trigger Date or, if earlier, until December 31, 2025. A Warrant holder may not exercise the Warrant with respect to any Warrant Shares that would cause such holder to beneficially own in excess of 4.99% of the Company’s outstanding common stock, though a holder may elect to increase this limit to 9.9% of the Company’s common stock on at least 61 days written notice. The Warrant may be exercised for cash or, if there is no effective registration statement covering the resale of the Warrant Shares, the Warrant may be exercised on a cashless basis beginning six months after the Trigger Date. The number of Warrant Shares issuable upon exercise of the Warrant is subject to adjustment for splits, subdivisions or consolidations of shares and other standard dilutive events, or in the event the Company effects a reorganization, reclassification, merger, consolidation, disposition of assets, or other fundamental transaction. In addition, subject to certain exempt issuances, if at any time while the Warrant is outstanding, the Company sells, issues or grants any shares of Company common stock or other securities entitling the holder to acquire shares of Company common stock at a price per share less than the then exercise price, the exercise price shall be reduced to equal the lesser of either such lesser price or the volume-weighted average price on the next trading date following the first public disclosure of the issuance. The Warrant includes a most favored nation clause providing that if the Company issues or sells any shares of common stock or any securities of the Company which would entitle the holder of such securities to acquire common stock on terms the holder reasonably believes are more favorable than those in the Warrant, at the request of the holder, the Company shall amend the Warrant to include such terms.

After the Company is eligible to register securities with the SEC using a Form S-3 registration statement, the Warrant requires the Company to, subject to certain exceptions, include the Warrant Shares in any registration statement and to include the Warrant Shares alongside any underwritten offering of securities that the Company may undertake, at the holder’s request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Giga-tronics Incorporated

Dublin, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Giga-tronics Incorporated and subsidiary (collectively the "Company") as of March 26, 2022 and March 27, 2021, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 26, 2022, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 26, 2022 and March 27, 2021, and the consolidated results of its operations and its cash flows for each of the two years in the two-year period ended March 26, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company's contract may contain one or more performance obligations, including design and manufacturing services, product supply and engineering services.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together.
●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
●	Estimation of variable consideration when determining the amount of revenue to recognize (e.g. customer credits, award fees and incentives)

Given these factors, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

●	We selected a sample of customer agreements and performed the following procedures:
●	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement to identify significant terms.
●	Tested management's identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
●

Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	Inquired with management and evaluated their methodology to estimate stand-alone selling prices for products and services that are not sold separately.
●	We tested the mathematical accuracy of management's calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints.

Inventory Valuation- Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company computes inventory cost on a first-in, first out basis and applies judgment in determining the forecast for products and the valuation of inventories. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value, giving consideration to, among other factors: whether the product is valued at the lower of cost or net realizable value; and the estimation of excess and obsolete inventory or that which is not of saleable quality. Most of the Company's inventory provisions are based on the Company's inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions.

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

Given these factors and that the assumptions are forward-looking and could be affected by future economic and market conditions, the related audit effort to evaluate management's inventory valuation adjustments was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's inventory valuation methodology included the following:

●	We selected a sample of inventory items and performed the following procedures
●	Tested the mathematical accuracy of the schedule by comparing the quantities and carrying value of on-hand inventories to related unit sales, both historical and forecasted.
●	Assessed and tested the reasonableness of the significant assumptions (e.g. sales and marketing forecast, build plans, usage and open sales-orders).
●

Inquired with the Operations team and evaluated the adequacy of management's adjustments to sales forecasts by analyzing potential technological changes in line with product life cycles and/or identified alternative customer uses.

●

Assessed whether there were any potential sources of contrary information, including historical forecast accuracy and performed sensitivity analyses over significant assumptions to evaluate the changes in inventory valuation that would result from changes in the assumptions.

We have served as the Company's auditor since 2018.

/s/ Armanino LLP San Ramon, California

June 24, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was completed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the design and effectiveness of our disclosure controls and procedures. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 26, 2022.

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

The Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 26, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2017). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles and that:

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

Based on the above described procedures and actions taken, the Company’s management, including the Chief Executive Officer and Chief Financial Officer have concluded that as of March 26, 2022, the Company’s internal control over financial reporting was effective based on the criteria described in the 2017 “COSO Internal Control – Integrated Framework.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 26, 2022, has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal year ended March 26, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

Executive officers are elected by and serve at the discretion of the Board of Directors (“Board”) of Giga-tronics. The names of our executive officers, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

Name	Age	Position
John R. Regazzi	67	Chief Executive Officer and Director
Lutz Henckels	81	Chief Financial Officer and Director, Chief Operating Officer, Executive Vice President
Armand Pantalone	57	Chief Technology Officer
Dan Kirby	58	Chief Customer Officer, Vice President of Business Development

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

Lutz P. Henckels has served as a member of our Board since 2011. He was appointed as our Executive Vice President and Chief Financial Officer in March 2019, having served as our Interim Chief Financial Officer since February 2018. He was appointed to the additional position of Chief Operating Officer in July 2020. Dr. Henckels has more than 40 years’ experience in corporate leadership roles, and previously served as Chief Executive Officer of public and private technology companies, including HiQ Solar, SyntheSys Research (acquired by Tektronix/Danaher), LeCroy Corporation and HHB Systems. He was the founder of HBB Systems, an electronic design automation company, and took that company public with its listing on Nasdaq. As Chief Executive Officer of LeCroy, he focused the company on its oscilloscope business, drove a successful turnaround and guided that company though its public listing on Nasdaq. Dr. Henckels holds a Bachelor of Science and Master of Science in Electrical Engineering and PhD in Computer Science from the Massachusetts Institute of Technology and he is also a graduate of the OMP program of Harvard Business School. During his career he has served as a director for several publicly traded companies, including Ikos, Inframetrics and LeCroy.

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

Daniel Kirby was promoted to the position of Chief Customer Officer in April 2021. Previously, Mr. Kirby was the Company’s Vice President of Business Development since November of 2019 and Director of Business Development since May 2018 and from 2013 to 2017. From 2017 until rejoining the Company in 2018, Mr. Kirby owned and operated a consulting firm, which provided technical account management services to the Company. Mr. Kirby served in the U.S. Air Force for 21 years, retiring in 2002 as the Chief of Advance Systems – Integration and Test for the Big Safari Program Office, Det 4. After retiring from the Air Force, Mr. Kirby was a Staff Consultant at SAIC providing technical and programmatic support for the Big Safari Program Office until joining Aeroflex as the Western Regional Manager from 2003 to 2011 and later joined Tektronix as a Mil/Gov Strategic Account Manager from 2011 to 2013.

Our Directors

The Board consists of four directors. The names of our directors, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

			Director
Name	Age	Positions and Offices Held with Company	Since
William J. Thompson	57	Director, Chairman of the Board	2011
John R. Regazzi	67	Chief Executive Officer and Director	2006
Thomas E. Vickers	58	Director	2020
Lutz P. Henckels	81	Chief Financial Officer and Director, Chief Operating Officer, Executive Vice President	2011

Set forth below is a brief biographical description of each of our directors who are not previously described above, including their business experience, director positions held currently or at any time during the last five years.

William J. Thompson has served as Chairman of the Board of Directors since August 2016 and has been a member of our Board since 2011. Dr. Thompson served as our Acting Chief Executive Officer from August 2016 until June 2017. Dr. Thompson serves as Chief Technology Officer of Safetonet Limited, a privately held cyber-safety business focused on protecting children from online harms that makes Net Nanny™ parental control software, and he is a partner at QFT Analytics, a private company that offers financial modeling and back office solutions for small companies. Dr. Thompson was a Managing Member of Alara Capital AVI II and was Director of Research for Jacobi Capital Management. Dr. Thompson cofounded Circadiant Systems (acquired by JDS Uniphase Corporation), a venture capital backed test and measurement company that designed and manufactured instrumentation for optical communication. Dr. Thompson also served as a Member of Technical Staff at Lucent Technologies where he designed analog RF optoelectronic components for high speed optical communication, and as a researcher with the University of Maryland. Dr. Thompson graduated summa cum laude with a Bachelor of Science in Physics from University of North Carolina at Charlotte and holds a Ph.D. in Physics from Stony Brook University. He graduated as a Palmer Scholar with an MBA in Finance from the Wharton School of the University of Pennsylvania.

Thomas E Vickers has served as a member of our Board since September 2020. Mr. Vickers has more than 35 years of experience in corporate finance and operations management. Presently, he is the President of Stack Financial Inc., a finance and accounting advisory firm that provides family office, Chief Financial Officer on demand, finance and accounting services to various clients. He has been a director of Veritas Farms, Inc., an Exchange Act registrant, since 2020. Previously, he served as Chief Financial Officer and Senior Vice President of Human Resources for OmniComm Systems Inc., a healthcare technology company, where he was a key member of the executive team that successfully completed that company’s acquisition by Anju Software. At OmniComm he had primary responsibility for planning, implementing, managing and controlling all financial activities and worked directly with the Chief Executive Officer to determine budget, disbursements and expenditures of money and capital assets. Prior to that, Mr. Vickers spent six years at Ocwen Financial Corporation, a financial services company providing mortgage servicing solutions, where he first served as Director and Controller and later as Director, Servicing Operations. Earlier in his career, Mr. Vickers was Vice President of Operations for S & J, and before that he worked at Precision Response Corporation where he served in financial and operational roles of increasing responsibility, culminating as Vice President, Financial Operations. He holds a BBA in Finance, a BBA in Accounting and an MTX in Taxation from Florida Atlantic University, as well as an MBA in Finance from the University of Miami. He is also Chartered Financial Analyst® charter holder.

INFORMATION ABOUT THE BOARD

AND COMMITTEES OF THE BOARD

Meetings

There were 30 meetings of the Board during the fiscal year ended March 26, 2022. During the fiscal year ended March 26 2022, each director attended at least 75% of all meetings of the Board and the committees on which he served. The Company did not have an annual meeting of shareholders during the most recently completed fiscal year. Directors are expected to attend the annual shareholder meetings except for good cause.

Committees

The Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each of the committees has a charter that is available on the investor relations section of the Company’s website at https://investor.gigatronics.com/corporate-governance/governance-documents.

Audit Committee

The Audit Committee consists of directors Thomas E. Vickers (Chairman) and William J. Thompson. Each member is considered to be independent under the director independence standards of the Nasdaq Stock Market applicable to audit committee members. The Audit Committee serves to monitor the effectiveness of the independent audit, as well as the Company’s accounting, financial controls and financial reports. The Audit Committee must pre-approve all non-audit services provided by the independent public accounting firm. The Audit Committee held five meetings during the past fiscal year.

The Board has determined that Mr. Vickers has:

(i) an understanding of generally accepted accounting principles and financial statements.

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

Therefore, the Board determined that Mr. Vickers qualifies as the Audit Committee’s financial expert for purposes of the requirements of the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Compensation Committee consists of directors Thomas E. Vickers (Chairman) and William J. Thompson. Each member of the committee is independent under the independence standards of the Nasdaq Stock Market. The Compensation Committee formulates recommendations to the Board regarding levels of compensation for management. In addition, in order to recognize the expected future contributions of key employees and provide an additional incentive for them to remain with the Company over the long-term, the Compensation Committee awards options to purchase shares of our common stock and other forms of equity awards. The Compensation Committee reviews and approves all stock options, other equity awards and executive compensation.

During the 2022 fiscal year, the Compensation Committee did not conduct any formal meetings, however, the Compensation Committee members met and conferred outside formal meetings throughout the year, reporting their conclusions and recommendations to the full Board for action, as described above.

Compensation Committee Interlocks and Insider Participation

No current or former executive officer or other employee of Giga-tronics serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Giga-tronics Board or Compensation Committee.

The Compensation Committee consists of directors Thomas E. Vickers (Chairman) and William J. Thompson. As described above, Dr. Thompson was employed as the Company’s Acting (interim) Chief Executive Officer during 2016 and 2017.

Nominating and Governance Committee

The Nominating and Governance Committee (“Nominating Committee”) consists of directors William J. Thompson (Chairman) and Thomas E. Vickers. Each member of the committee is independent under the independence standards of the Nasdaq Stock Market. The purpose of the Nominating Committee is to recommend persons for membership on the Board, to establish criteria and procedures for the selection of new directors, and to evaluate and recommend to our Board any revisions to our corporate governance guidelines. The Nominating Committee did not meet during the last fiscal year and made no recommendations with respect to nominees for the 2021 Annual Meeting and instead, the nominees, each of whom is currently a director, were selected by our full Board.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to all directors, officers and employees. The Company will provide to any person, without charge, a copy of the Code of Ethics upon written request mailed to the Company at its main office, to the attention of the Corporate Secretary.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

The following table provides information concerning compensation paid or accrued by the Company, to or on behalf of Giga-tronics’ chief executive officer and the two other most highly compensated executive officers during the last fiscal year ended March 26, 2022:

Summary Compensation Table
					All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Compensation ($) (2)	Total ($)
(a)	(b)	(c)	(d)	(f)	(i)	(j)
John R. Regazzi	2022	$260,000	$—	$37	$640	$260,677
Chief Executive Officer	2021	$259,923	$—	$44,292	$600	$304,815

Lutz P. Henckels	2022	$280,000	$—	$37	$—	$280,037
Chief Financial Officer, Chief Operating Officer & Executive Vice President	2021	$279,769	$25,000	$60,901	$—	$365,670

Armand Pantalone	2022	$275,000	$2,328	$36,500	$400	$314,228
Chief Technical Officer	2021	$275,000	$44,769	$27,682	$—	$347,451

[1]

The value for Stock Option Awards in the table above represents grant date fair value of Stock Option Awards for fiscal year 2022 and 2021. For Option Awards, the dollar amount for each individual varies depending on the number of options granted, the fair value of such options, and the vesting terms of such options. See Note 1 of the audited consolidated financial statements for the fiscal year ended March 26, 2022 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under ASC 718. All options were granted under the Company’s 2018 Equity Incentive Plan

[2]	Includes contributions made by Giga-tronics to its 401(k) Plan which match in part the pre-tax elective deferral contributions included under Salary made to the 401(k) plan by the executive officers.

Stock Options

The following table sets forth information about stock options held by the named executive officers outstanding at the end of fiscal year 2022. All option exercise prices were based on market price on the date of grant.

Outstanding Equity Awards at Fiscal Year-End
	Shares subject to	Shares subject to	Option	Option
Name	Unexercised Options	Unexercised Options	Exercise Price	Expiration Date
	(#) Exercisable	(#) Unexercisable	($)	(1)
(a)	(b)	(c)	(e)	(f)
John R. Regazzi	—	10	$—	12/25/2031
	7,200	—	$3.51	12/29/2030
	9,728	3,613	$4.95	4/14/2029
	10,840	2,501	$4.05	12/18/2028
	6,532	139	$4.95	3/30/2028
	6,665	—	$4.95	12/15/2021
	6,665	—	$4.95	8/22/2022
	6,665	—	$4.95	3/13/2023
Lutz P. Henckels	—	10	$—	12/25/2031
	13,000	—	$3.51	12/29/2030
	9,728	3,613	$4.95	4/14/2029
	10,840	2,501	$4.05	12/18/2028
	26,127	556	$4.95	3/30/2028
	365	—	$37.05	7/1/2024
Armand Pantalone	—	10,000	$—	12/25/2031
	5,600	—	$3.51	12/29/2030
	5,508	2,504	$5.25	5/23/2029
	3,110	207	$4.05	6/11/2028
	3,248	69	$4.95	3/30/2028
	1,335	—	$12.45	1/18/2027

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Change-In-Control Arrangements

All outstanding equity awards may accelerate and become exercisable for fully vested shares of common stock upon a change in control of the Company to the extent the awards are not assumed or replaced by comparable awards of the capital stock of the successor or acquiring entity. In addition, the Board, either in advance of or at the effective time of a change of control, may provide for the acceleration of an employee’s outstanding equity awards in the event that his or her employment of should subsequently terminate following the change of control.

In order to reinforce and encourage the continued attention and dedication of certain key members of management, we have entered into severance agreements with certain executive officers including Mr. Regazzi, Dr. Henckels, Mr. Pantalone, and Mr. Kirby.

Under Mr. Regazzi’s and Mr. Henckels’ agreements, each would receive such salary and other benefits described above for 15 months and acceleration of all unvested equity awards if he is terminated without cause or resigns for good reason, as defined in his agreement, within 12 months following a change of control. Each would receive 12 months of salary and payment of COBRA premiums following an involuntary termination if made prior to 12 months following a change in control.

Under their respective agreements, Mr. Pantalone and Mr. Kirby would be entitled to six months of base salary if either of them resigns for good reason, as defined in his agreement, in connection with a change of control or is terminated without cause, whether or not in connection with a change in control.

In connection with the Company’s entry into the Exchange Agreement, each of the executive officers agreed to waive his right to receive severance benefits under his existing severance agreement as a result of a change in his title or responsibilities or reporting structure. In exchange for the waivers, on December 24, 2021, the Company agreed to grant each of Mr. Regazzi and Mr. Henckels 10 restricted shares of the Company’s common stock and each of Mr. Pantalone and Mr. Kirby 10,000 restricted shares of the Company’s common stock, all of which will vest on the first anniversary of the grant date.

In addition, the Company adopted a Management Change in Control Cash Incentive Opportunity pursuant to which each of the foregoing executives would be entitled to receive an incentive/retention bonus equal to $100,000 or more if the fair market value of the Company’s common stock upon the completion of a change in control transaction (such as the Exchange Transaction) is $4.00 or greater (as may be adjusted for any reverse stock split).

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

Compensation of Directors

The following table sets forth information about the compensation paid to the Company’s non-employee directors in fiscal year 2022. Information regarding the compensation of the Company’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer, both of whom are directors but received no additional compensation for such service, is described in “Executive Compensation” above.

Director Compensation
Name	Fees earned or paid in cash ($) (1)	Stock awards ($) (2)	Option awards ($) (3)	Change in pension value and non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(g)	(h)

Gordon L. Almquist (4)	$44,000	$20,575	$6,553	$—	$—	$71,128
William J. Thompson	$—	$20,575	$6,553	$—	$—	$27,128
Thomas E. Vickers	$27,500	$32,920	$13,105	$—	$—	$73,525

1	Mr. Almquist, as Chairman of the Audit Committee, received annual cash compensation of $44,000 for fiscal year 2022.
Mr. Vickers, as a member of the Audit Committee, received cash compensation of $27,500 for fiscal year 2022.
2.	5,000 shares of RSA were granted to Mr. Almquist at $4.12 per share for fiscal 2021 on April 16, 2021.
5,000 shares of RSA were granted to Mr. Thompson at $4.12 per share for fiscal 2021 on April 16, 2021.
8,000 shares of RSA were granted to Mr. Vickers at $4.12 per share for fiscal 2021 on April 16, 2021.
5,000 shares of RSA were granted to Mr. Almquist at $4.12 per share for fiscal 2021 on April 16, 2021.
3.	2,000 shares of stock options were granted to Mr. Almquist at $3.28 per share for fiscal 2022 on April 16, 2021.
2,000 shares of stock options were granted to Mr. Thompson at $3.28 per share for fiscal 2022 on April 16, 2021.
4,000 shares of stock options were granted to Mr. Vickers at $3.28 per share for fiscal 2022 on April 16, 2021.
4	Gordon L. Almquist resigned as of April 4, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table includes information as of March 31, 2022, concerning the beneficial ownership of Giga-tronics’ common stock for: each person known by Giga-tronics to own beneficially more than 5% of Giga-tronics’ outstanding common stock and common stock equivalents; each director and nominee; each executive officer named in the Summary Compensation Table above; and all directors and executive officers of Giga-tronics as a group:

Stock Ownership of Certain Beneficial Owners
Name of Beneficial Owner and Position(s) with the Company	Amount and Nature of Beneficial Ownership	See Notes Below	Percentage of Total Outstanding Common Stock

Lutz P. Henckels, EVP, Chief Financial Officer, Chief Operating Officer and Director	109,385	1	3.95%
John R. Regazzi, Chief Executive Officer and Director	104,478	2	3.78%
William J. Thompson, Director, Chairman of the Board	38,864	3	1.40%
Thomas E. Vickers, Director	39,785	4	1.44%
Armand Pantalone, Chief Technology Officer	38,541	5	1.39%
Daniel Kirby, Vice President Business Development	54,442	6	1.97%

All executive officers and directors as a group	385,495		13.93%
(6 persons, including those above)
Cornelis F. Wit Revocable Living Trust	373,456	7	13.50%
2101 West Commercial Blvd, Suite 3500
Fort Lauderdale, FL 33309
Laurence W. Lytton	274,951	8	9.94%
467 Central Park West
New York, NY 10025
AWM Investment Company, Inc.	237,383	9	8.58%
c/o Special Situations Funds
527 Madison Avenue, Suite 2600
New York, NY 10022

As of March 26, 2022 Balance	2,767,230

1

Includes 61,727 shares of common stock issuable under options exercisable within 60 days of May 15, 2022, 4,650 shares of common stock issuable  upon conversion of 697.4 shares of Series B preferred stock, 1,573 shares of common stock issuable upon conversion of 236.0 shares of Series C preferred stock, and 2,353 shares of common stock issuable upon conversion of 353.0 shares of Series D preferred stock.

2	Includes 54,731 shares of common stock issuable under options exercisable within 60 days of May 15, 2022.
3	Includes 17,690 shares of common stock issuable under options exercisable within 60 days of May 15, 2022.
4

Includes 12,000 shares of common stock issuable under options exercisable within 60 days of May 15, 2022, 2,114 shares of common stock issuable upon conversion of 317.1 shares of Series B preferred stock, 787 shares of common stock issuable upon conversion of 118.05 shares of Series C preferred stock, and 1,174 shares of common stock issuable upon conversion of 176.1 shares of Series D preferred stock.

5	Includes 19,342 shares of common stock issuable under options exercisable within 60 days of May 15, 2022.
6	Includes 23,342 shares of common stock issuable under options exercisable within 60 days of May 15, 2022.
7

Information is based on a Schedule 13G/A filed by Cornelis Wit on  February 16, 2022. On August 27, 2020, the Reporting Person acquired 56,227 shares of Common Stock, 8,231 shares of Series B Preferred Stock of the Issuer, 3,071 shares of Series C Preferred Stock of the Issuer and 4,583 shares of Series D Preferred Stock of the Issuer. Each share of the Series B, C and D Preferred Stock provides the Reporting Person voting rights at any meeting of the stockholders of the Issuer and such shares of Series B, C and D Preferred Stock will vote together with the common stockholders of the Issuer in the amount of 6.6666 votes per Series B, C and D Preferred Stock equaling an aggregate of 105,899 votes.

8	Information is based on a Schedule 13G/A filed by Laurence W. Lytton on February 15, 2022.
9

Information is based on a Schedule 13G/A filed by AWM Investment Company, Inc. (“AWM”) on February 11, 2022 reporting that AWM Investment Company, is the investment adviser to Special Situations Technology Fund, L.P.(“TECH”) and Special Situations Technology Fund II, L.P. (“TECH II”),

(TECH and TECH II will hereafter be referred to as the “Funds”).  As the investment adviser to the Funds, AWM holds sole voting and investment power over 36,781 shares of Common Stock of the Issuer held by TECH and 200,602 shares of Common Stock held by TECH II.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Any transaction or arrangement involving an amount exceeding $120,000 and in which a director, executive officer or immediate family member of either has or will have a direct or indirect material financial interest must be approved by a majority of the disinterested members of the Board.

The Board has determined that Messrs Thompson and Vickers, members of the Board, are independent under the independence standards of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees billed for audit fees rendered by Armanino LLP in fiscal year 2022 and in fiscal year 2021:

	Fiscal Years Ended
	March 26, 2022	March 27, 2021
Audit fees (1)	$287,535	$164,809

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

(b) The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

2.1

Share Exchange Agreement dated as of December 27, 2021 by and among Giga-tronics Incorporated, BitNile Holdings, Inc. and Gresham Worldwide, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed on December 29, 2021)

2.2

Amendment No. 1 to Share Exchange Agreement by and among Giga-tronics Incorporated, BitNile Holdings, Inc. and Gresham Worldwide, Inc. dated as of April 5, 2022 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 11, 2022)

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

4.3	Common Stock Purchase Warrant issued to Gresham Worldwide, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 11, 2022)
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

10.9[u]	Form of Option Agreement under 2018 Equity Incentive Plan (one year vesting) (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 31, 2020)
10.10	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 29, 2019)
10.11	Form of Amended and Restated Prefunded Warrant to Purchase Common Stock dated as of July 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 10, 2021)
10.12[u]	Severance Agreement between the Company and John Regazzi dated June 23, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2020)
10.13[u]	Severance Agreement between the Company and Lutz Henckels dated June 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2020)
10.14[u]	Severance Agreement between the Company and Daniel Kirby dated November 26, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended March 28, 2020)
10.15[u]	Severance Agreement between the Company and Armand Pantalone dated March 21, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 26, 2019)
10.16	Lease Agreement between the Company and SF II Creekside LLC dated January 5, 2017 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended March 31, 2018)
10.17	Registration Rights Agreement by and among the Company and Certain Investors dated as of April 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 30, 2021)
10.18	Securities Purchase Agreement by and among the Company and Certain Investors dated as of April 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 30, 2021)
10.19

Amended and Restated Business Financing Agreement between the Company, Microsource, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 14, 2019)

10.20	Secured Promissory Note dated November 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 18, 2021)
10.21	Security and Pledge Agreement dated November 12, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 18, 2021)
10.22	Amended and Restated Secured Promissory Note dated as of April 5, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 11, 2022)
10.23	Amendment to Security and Pledge Agreement dated as of April 5, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 11, 2022)
10.24[u]

Wavier letter agreement concerning Severance Agreement between Giga-tronics and John Regazzi dated as of December 26, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 29, 2021)

10.25[u]

Wavier letter agreement concerning Severance Agreement between Giga-tronics and Lutz P. Henckels dated as of December 22, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 29, 2021)

10.26[u]

Wavier letter agreement concerning Severance Agreement between Giga-tronics and Armand Pantalone dated as of December 21, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 29, 2021)

10.27[u]

Wavier letter agreement concerning Severance Agreement between Giga-tronics and Daniel Kirby dated as of December 19, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 29, 2021)

10.28[u]	Management Change in Control Cash Incentive Opportunity (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 29, 2021)
21*	Significant Subsidiaries
23*	Consent of Armanino LLP
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

GIGA-TRONICS INCORPORATED /s/ JOHN R. REGAZZI June 24, 2022 Chief Executive Officer Date

In accordance with the requirements of the Securities Exchange Act, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. THOMPSON	Chairman of the Board of Directors	June 24, 2022
William J. Thompson		Date

/s/ JOHN R. REGAZZI	Chief Executive Officer and Director	June 24, 2022
John R. Regazzi	(Principal Executive Officer)	Date

/s/ LUTZ P. HENCKELS	Chief Operating Officer,	June 24, 2022
Lutz P. Henckels	Chief Financial Officer and Director	Date
(Principal Financial and Accounting Officer)

/s/ THOMS E. VICKERS	Director	June 24, 2022
Thomas E. Vickers		Date