Form 10-Q
period 2022-06-25
GIGA TRONICS INC
filed 2022-08-09
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

Large accelerate filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

There was a total of 2,777,230 shares of the Registrant’s Common Stock outstanding as of August 8, 2022.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Giga-tronics Incorporated (the “Company,” “we” or “our”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products, revenue or cost savings; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes,” "anticipates,” "expects,” "intends,” "targeted,” "projected,” "continue,” "remain,” "will,” "should,” "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to risks related to (1) the Company’s potential inability to obtain necessary capital to finance its operations and to continue as a going concern; (2) the Company’s ability to develop competitive products in a market with rapidly changing technology and standards; (3) the results of pending or threatened litigation; (4) risks related to customers’ credit worthiness/profiles; (5) changes in the Company’s credit profile and its ability to borrow; (6) a potential decline in demand for certain of the Company’s products; (7) potential product liability claims; (8) the potential loss of key personnel; (9) U.S. and international economic conditions; (10) the COVID-19 pandemic, including the effects of governmental responses to the pandemic and (11) the Company’s pending acquisition of Gresham Worldwide Inc. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. The reader is directed to the Company's annual report on Form 10-K for the year ended March 26, 2022 for further discussion of factors that could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands except share data)

	June 25, 2022	March 26, 2022*
Assets
Current assets:
Cash	$400	$25
Trade accounts receivable, net of allowance of $0 and $3, respectively	1,510	530
Inventories, net	4,439	4,853
Prepaid expenses	85	62
Unbilled receivable	609	1,380
Total current assets	7,043	6,850
Property, plant and equipment, net	352	341
Right-of-use asset	431	521
Other long-term assets	406	343
Total assets	$8,232	$8,055
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,423	$1,530
Loans payable, net of discounts and issuance costs	2,482	1,250
Accrued payroll and benefits	852	608
Lease obligations	488	485
Other current liabilities	356	241
Total current liabilities	5,601	4,114
Other non-current liabilities	19	10
Long-term lease obligations	83	206
Total liabilities	5,703	4,330

Shareholders’ equity:
Preferred stock; no par value; Authorized – 1,000,000 shares
Series A convertible preferred stock: 250,000 shares designated; 0 shares issued and outstanding at June 25, 2022 and March 26, 2022	—	—
Series B, C, D convertible preferred stock: 19,500 designated shares; 17,782 shares issued and outstanding June 25, 2022 and March 26, 2022; (liquidation preference of $3,367 at June 25, 2022 and March 26, 2022)	2,745	2,745
Series E convertible preferred stock: 100,000 designated shares; 5,700 shares issued and outstanding at June 25, 2022 and March 26, 2022; (liquidation preference of $214 at June 25, 2022 and March 26, 2022)	90	90
Common stock; no par value; Authorized – 13,333,333 shares; 2,777,230 and 2,767,230 shares issued and outstanding at June 25, 2022 and March 26, 2022, respectively	34,894	34,842
Accumulated deficit	(35,200)	(33,952)
Total shareholders’ equity	2,529	3,725
Total liabilities and shareholders’ equity	$8,232	$8,055

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

* Derived from the audited financial statements as of and for the fiscal year ended March 26, 2022

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands except per share data)

	Three Months Ended
	June 25, 2022	June 26, 2021
Net revenue:
Goods	$1,167	$51
Services	763	1,999
Total revenue	1,930	2,050
Cost of revenue	1,516	1,250
Gross profit	414	800
Operating expenses:
Engineering	298	402
Selling, general and administrative	1,162	1,098
Transaction expenses	164	—
Total operating expenses	1,624	1,500
Operating loss	(1,210)	(700)
Interest expense, net and other:
Interest expense, net	(33)	(3)
Other expense, net	(3)	(111)
Loss before income taxes	(1,246)	(814)
Provision for income taxes	—	—
Net loss	(1,246)	(814)
Deemed dividend on Series E preferred stock	(2)	(3)
Cumulative dividends on converted Series E preferred stock	—	(43)
Net loss attributable to common shareholders	$(1,248)	$(860)

Net loss per common share attributable to common shareholder – basic and diluted	$(0.45)	$(0.32)

Weighted average common shares used in computing net loss per common share attributable to common shareholders– basic and diluted	2,777	2,725

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands except share data)

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 27, 2021	26,982	$2,922	2,635,856	$32,306	$(30,981)	$4,247
Net loss attributable to common shareholders	—	—	—	—	(860)	(860)
Restricted stock granted	—	—	18,000	—	—	—
Restricted stock forfeited	—	—	(10,000)	—	—	—
Stock-based compensation	—	—	—	155	—	155
Deemed dividend in connection with prefunded warrants issuance	—	—	—	—	(203)	(203)
Common stock issuance, net of offering costs	—	—	46,154	145	—	145
Conversion of Series E preferred stock to common stock	(3,500)	(87)	35,000	130	—	43
Balance at June 26, 2021	23,482	$2,835	2,725,010	$32,736	$(32,044)	$3,527

	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance at March 26, 2022	23,482	$2,835	2,767,230	$34,842	$(33,952)	$3,725
Net loss attributable to common shareholders	—	—	—	—	(1,248)	(1,248)
Restricted stock granted	—	—	10,000	—	—	—
Stock-based compensation	—	—	—	52	—	52
Balance at June 25, 2022	23,482	$2,835	2,777,230	$34,894	$(35,200)	$2,529

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

GIGA-TRONICS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	June 25, 2022	June 26, 2021
Cash flows from operating activities:
Net loss	$(1,248)	$(860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	52
Stock-based compensation	52	155
Cumulative dividends on Series E preferred stock	—	43
Finance costs for issuance of prefunded warrants	—	157
Finance costs from issuance of warrant in connection with term loan	14	—
Gain on remeasurement of prefunded warrants liability	—	(46)
Gain on remeasurement of warrant issued in connection with term loan	(10)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(981)	407
Inventories	404	(829)
Prepaid expenses	(24)	37
Unbilled receivable	772	179
Right-of-use asset	90	84
Other long-term assets	(65)	—
Accounts payable	(107)	(245)
Accrued payroll and benefits	244	77
Deferred revenue	—	96
Accrued Interest	30	10
Other current and non-current liabilities	74	(16)
Net cash used in operating activities	(716)	(699)
Cash flows from investing activities:
Purchases of property and equipment	(41)	—
Net cash used in investing activities	(41)	—
Cash flows from financing activities:
Principal payments on leases	(119)	(107)
Repayments of borrowings	(1,263)	(1,008)
Proceeds from loans payable, net of issuance costs	2,514	620
Proceeds from issuance of stock, net of issuance costs	—	145
Proceeds from issuance of prefunded warrants	—	1,500
Finance costs from issuance of prefunded warrants	—	(157)
Net cash provided by financing activities	1,132	993

Increase in cash	375	294
Beginning cash	25	736
Ending cash	$400	$1,030

Supplementary disclosure of cash flow information:
Cash paid for interest	$13	$3
Finance costs from issuance of warrant in connection with term loan	$34	$—
Supplementary disclosure of noncash activities:
Deemed dividend on common shares from prefunded warrants issuance	$—	$203
Deemed dividend on common shares from conversion of Series E Shares	$2	$43

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein have been prepared by Giga-tronics Incorporated (“Giga-tronics,” “Company,” or “we”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments (consisting of normal recurring entries) necessary to make the consolidated results of operations for the interim periods a fair statement of such operations. Please refer to the Company’s Annual Report on Form 10-K for the year ended March 26, 2022 for a discussion of our significant accounting policies. During the three months ended June 26, 2022, there were no material changes to these policies other than as disclosed below. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K, filed with the SEC for the year ended March 26, 2022.

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

Note 2. Going Concern and Management’s Plan

The Company incurred net losses of $1.2 million in the first quarter ended June 25, 2022 and $2.7 million in the fiscal year ended March 26, 2022. These losses have contributed to an accumulated deficit of $35.2 million as of June 25, 2022.

On December 27, 2021, Giga-tronics entered into a Share Exchange Agreement with BitNile Holdings, Inc. ("BitNile") and Gresham Worldwide, Inc. (“Gresham”), which is a wholly-owned subsidiary of BitNile (the “Share Exchange Agreement”). Under the Share Exchange Agreement, the Company is restricted from raising funds either via debt or equity and has therefore received a loan of $1.3 million from Digital Power Lending, LLC, (“DPL”) which is an affiliate of BitNile. The Company expects to complete the merger with Gresham in September 2022 and resolve the going concern matter (See Note 18 - Share Exchange Agreement with BitNile and Gresham).

Management has also put in place a plan as a stand-alone company and believes that the Company can repay the loan to BitNile in November 2022 without raising additional funding because of the large inventory on hand for the Threat Emulation System ("TEmS") solution, which will result in cash with sales of the TEmS solution. Management will continue to review all aspects of its business including, but not limited to, the contribution of its individual business segments, in an effort to improve cash flow and reduce costs and expenses, while continuing to invest, to the extent possible, in new product development for future revenue streams.

The Company's historical operating results and forecasting uncertainties indicate that substantial doubt exists related to its ability to continue as a going concern. Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue operations for at least twelve months from the issuance of the financial statements. However, management cannot predict, with certainty, the outcome of its actions to maintain or generate additional liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as currently planned. Forecasting uncertainties also exist with respect to the Electronic Warfare ("EW") test system product line due to the potential longer than anticipated sales cycles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

Note 3. Inventories, net

Inventories, net are comprised of the following (In thousands):

Category	June 25, 2022	March 26, 2022
Raw materials	$1,777	$2,264
Work-in-progress	2,581	2,474
Finished goods	50	95
Demonstration inventory	31	20
Total	$4,439	$4,853

Note 4. Property, Plant and Equipment, net

Property, plant and equipment, net, are comprised of the following (In thousands):

Category	June 25, 2022	March 26, 2022
Leasehold improvements	$648	$648
Machinery and equipment	4,672	4,631
Computer and software	705	705
Furniture and office equipment	107	107
Property, plant and equipment	6,132	6,091
Less: accumulated depreciation and amortization	(5,780)	(5,750)
Property, plant and equipment, net	$352	$341

Depreciation and amortization expenses for the three months periods ended June 25, 2022 and June 26, 2021 was $39,000 and $52,000, respectively.

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

As of June 25, 2022, and March 26, 2022, the Company’s total outstanding borrowings under the Restated Financing Agreement were $1,203,000 and $450,000, respectively, and are included in Loans payable, net of discounts and issuance costs on the unaudited condensed consolidated Balance Sheets.

Note 6. Term Loan

On November 12, 2021, the Company borrowed $500,000 from DPL and an affiliate of BitNile, a Delaware corporation. On January 7, 2022, the Company borrowed an additional $300,000 from DPL.

On April 5, 2022, the Company (1) borrowed an additional $500,000 from DPL, (2) amended its Share Exchange Agreement and issued a warrant to Gresham. The Share Exchange Agreement and the warrant issued to Gresham are described in Note 18 – Share Exchange Agreement with BitNile and Gresham.

The loan is evidenced by a secured promissory note dated April 5, 2022 that provides, among other things that the principal amount of the loan will bear interest at the rate of 10.0% per annum. Unless prepaid by the Company, all principal and accrued interest under the loan is payable on November 12, 2022 or, if earlier, upon the Company’s completion of an underwritten public offering or the termination of the Share Exchange Agreement. The Company’s obligations under the loan are secured by a pledge of all of the Company’s assets. The loan and the lender’s security interest are subordinate to the Company’s existing bank lending arrangement.

As of June 25, 2022, and March 26, 2022, the Company’s total outstanding loan balance was $1,300,000 and $800,000, respectively, and are included in Loans payable, net of discounts and issuance costs on the unaudited condensed consolidated Balance Sheets.

On April 5, 2022, the Company borrowed an additional $500,000 from DPL and the Company and DPL entered into an Amended and Restated Secured Promissory Note and an amendment to the Security and Pledge Agreement originally dated as of November 12, 2021 to reflect that the Company has borrowed an aggregate of $1,300,000 from DPL. The Company intends to use the additional loan proceeds for general corporate purposes. The other material terms of the Loan remain unchanged.

This description is qualified by the Amended and Restated Secured Promissory Note, the Security and Pledge Agreement with DPL and the amendment thereto, copies of which are filed as exhibits to this report and incorporated by reference herein.

Note 7. Employee Retention Credit under the CARES Act

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

Note 8. Leases

Operating leases

The Company has a non-cancelable operating lease for office, research and development, engineering, laboratory, storage and warehouse uses in Dublin, California for 77 months from April 1, 2017 through August 31, 2023. The Company agreed to pay an aggregate base rent of $2,384,913 for the period of 77 months, with an annual increase of $0.05 per rentable square foot for each subsequent year. The lease provided for rent abatement of $173,079 during the initial five months of the lease term, subject to the Company performing the terms and conditions required under the lease, and certain tenant improvements completed at the landlord’s expense of $358,095.

In December 2018, the Company entered into a lease agreement for an additional 1,200 square foot facility for certain engineering personnel located in Nashua, New Hampshire, which began on February 1, 2019. Effective March 1, 2020, we amended and replaced in its entirety the original Nashua lease agreement to increase the facility size to 2,400 square feet and extend its expiration to February 28, 2023.The monthly payment for fiscal year 2022 and fiscal year 2023 under the amended agreement is $2,500.

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

Lease costs

For the three months ended (In thousands):

Lease Costs	Classification	June 25, 2022	June 26, 2021
Operating lease costs	Operating expenses	$144	$133

Other information for the three months ended (In thousands):

	June 25, 2022	June 26, 2021
Operating cash used for leases	$173	$150

Future lease payments as of June 26, 2022, were as follows (In thousands):

Fiscal Year	Operating leases
2023 (remaining 9 months)	$385
2024	209
Total future minimum lease payments	594
Less: imputed interest	(23)
Present value of lease liabilities	$571

Note 9. Fair Value Measurement

Accounting Standards Codification ("ASC") 820 “Fair Value Measurements” ("ASC 820") defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Upon issuance on April 5, 2022 and at June 25, 2022 the warrant issued in connection with loan from DPL was measured at fair value (See Note 18 - Share Exchange Agreement with BitNile and Gresham).

The Company’s fair value hierarchies for its financial assets and liabilities which require fair value measurement on a recurring basis are as follows:

(In thousands)	Level 1	Level 2	Level 3	Total
Balance at March 26, 2022
Liabilities
Warrant liability for warrant issued in connection with loan from DPL	$—	$—	$—	$—

Balance at June 25, 2022
Liabilities
Warrant liability for warrant issued in connection with loan from DPL	$—	$—	$24	$24

During the three months ended June 25, 2022 and the year ended March 26, 2022, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value and the valuation techniques used did not change compared to the Company’s established practice.

The fair value of the warrant issued in connection with loan from DPL has been determined using Black-Scholes-Merton model. The Company’s common stock fair value is a significant Level 3 input affecting the valuation of the warrant.

(In thousands)	Warrant liability
Balance at March 26, 2022	$—
Initial fair value of warrants issued in connection with loan from DPL in April 2022	34
Gain on remeasurement of warrant issued in connection with loan from DPL	(10)
Balance at June 25, 2022	$24

Upon issuance on April 27, 2021, the prefunded warrants liability was measured at fair value. On July 28, 2021, the Company and the holder amended the terms of the Prefunded Warrants to restrict the holder’s option to require cash payment at the Black-Scholes-Merton model value of the remaining unexercised portion of the holder’s Prefunded Warrants to only Fundamental Transactions that are within the Company’s control. Because of this modification of the put-option provision, the Prefunded Warrants are no longer required to be classified as a liability under either ASC 480, "Distinguishing Liabilities from Equity", or ASC 815, "Derivatives and Hedging", guidance and do not include any embedded features that require bifurcation. Therefore, the Prefunded Warrants liability were remeasured on the modification date and reclassified to equity (See Note 10 – Sale of Common Stock and Prefunded Warrants). As of June 25, 2022 and March 26, 2022, the prefunded warrants liability was $0.

There were no assets measured at fair value on a recurring basis and there were no assets measured at fair value on a non-recurring basis as of June 25, 2022 and March 26, 2022. There were no liabilities measured at fair value on a recurring or non-recurring basis at March 26, 2022.

Note 10. Sale of Common Stock and Prefunded Warrants

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

On June 6, 2021, the Company entered into a Securities Purchase Agreement with a private investor for the sale of a total of 46,154 common shares at the price of $3.25 per share, for aggregate gross proceeds of $150,000. The sale was completed, and the shares of common stock were issued on June 6, 2021. Net proceeds to the Company after fees and expenses of the transaction were approximately $145,000 (See Note 16 - Preferred Stock and Warrants).

On July 28, 2021, the Company and the holder amended the terms of the Prefunded Warrants to restrict the holder’s option to require cash payment at the Black-Scholes-Merton value of the remaining unexercised portion of the holder’s Prefunded Warrants to only Fundamental Transactions that are within the Company’s control. Because of this modification of the put-option provision, the Prefunded Warrants are no longer required to be classified as a liability under either ASC 480, "Distinguishing Liabilities from Equity", or ASC 815, "Derivatives and Hedging", guidance and do not include any embedded features that require bifurcation. Therefore, the Prefunded Warrants liability were remeasured on the modification date of July 28, 2021 and reclassified to equity as of that date.

Note 11. Net Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share (“EPS”) reflects the net incremental shares that would be issued if unvested restricted shares became vested and dilutive outstanding stock options and warrants were exercised, using the treasury stock method. In addition, certain options are considered anti-dilutive because assumed proceeds from exercise price, related tax benefits and average future compensation was greater than the weighted average number of options outstanding multiplied by the average market price during the period.

Shares excluded from the diluted EPS calculation for the three month periods ended June 25, 2022 and June 26, 2021 are as follows (In thousands):

Anti-dilutive securities	June 25, 2022	June 26, 2021
Common shares issuable upon exercise of stock options	335	378
Restricted stock awards	30	15
Common shares issuable upon conversion of convertible preferred stock	157	157
Common shares issuable upon exercise of warrants	530	530

(In thousands except per share data)	Three Months Ended
	June 25, 2022	June 26, 2021
Net loss attributable to common shareholders	$(1,248)	$(860)

Weighted-average basic and diluted common shares outstanding	2,777	2,725

Net loss per common share attributable to common shareholder – basic and diluted	$(0.45)	$(0.32)

There were no dilutive securities in the three months ended June 25, 2022 and June 26, 2021 because the stock options, restricted stock awards, convertible preferred stocks and warrants were all anti-dilutive.

Note 12. Stock-based Compensation and Employee Benefit Plans

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

During the first quarter of fiscal year 2023, the Company did not grant any stock options. The vested portion of all option grants may be exercised only while the grantee is employed by the Company (or while providing services under a service arrangement in the case of non-employees) or within a certain period after termination of employment or service arrangement in the case of non-employees. Options granted to employees shall not have terms in excess of 10 years from the grant date. Holders of options may be granted stock appreciation rights (“SARs”), which entitle them to surrender outstanding awards for a cash distribution under certain changes in ownership of the Company, as defined in the stock option plan. As of June 25, 2022, and March 26, 2022, no SARs have been granted under any option plan.

As of June 25, 2022, there were 91,114 shares of common stock available for issuance of additional awards under the 2018 Equity Incentive Plan. The Company records compensation cost associated with stock-based compensation equivalent to the estimated fair value of the awards over the requisite service period.

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option was estimated on the date of grant using the Black-Scholes-Merton model and the following weighted average assumptions:

Description	Three Months Ended
	June 25, 2022	June 26, 2021
Dividend yield	—	—
Expected volatility	—%	107.00%
Risk-free interest rate	—%	0.82%
Expected term (years)	—	5.50

The computation of expected volatility used in the Black-Scholes-Merton model is based on the historical volatility of the Company’s share price. The expected term is estimated based on a review of historical employee exercise behavior with respect to option grants. The risk-free interest rate is based on the U.S. Treasury rates with maturity similar to the expected term of the option on the date of grant. No options were granted during for three month period ended June 25, 2022.

A summary of the changes in stock options outstanding for the three months period ended June 25, 2022 is as follows:

Description	Shares	Weighted Average Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 26, 2022	353,037	$4.75	7.26	$—
Forfeited / Expired	(17,836)	5.22	—	—
Outstanding at June 25, 2022	335,201	$4.73	7.01	$—

Exercisable at June 25, 2022	285,028	$4.85	6.79	$—

Expected to vest in the future	50,173	$4.03	8.23	$—

As of June 25, 2022, there was $341,000 of total unrecognized compensation cost related to non-vested options. The cost is expected to be recognized over a weighted average period of 2.19 years and will be adjusted as forfeitures occur. There were no options exercised in the three-month periods ended June 25, 2022 and June 26, 2021. Share based compensation cost related to stock options recognized in operating results for the three months ended June 25, 2022 and June 26, 2021 totaled $31,000 and $129,000, respectively.

Restricted Stock

The Company granted 10,000 Restricted Stock Awards (“RSAs”) during the first quarter of fiscal 2023 and 0 RSAs during the first quarter of fiscal 2022. RSAs are considered fixed awards as the number of shares and fair value at the grant date is amortized over the requisite service period and will be adjusted as forfeitures occur.

As of June 25, 2022, there was $41,000 of total unrecognized compensation cost related to non-vested RSAs. That cost is expected to be recognized over a weighted average period of 1.08 years and will be adjusted for subsequent changes in estimated forfeitures. Compensation cost recognized for RSAs for the three months ended June 25, 2022 and June 26, 2021 totaled $21,000 and $26,000, respectively.

A summary of the changes in non-vested RSAs outstanding for the three month period ended June 25, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 26, 2022	20,020	$3.65
Granted	10,000	1.75
Non-vested at June 25, 2022	30,020	$3.02

Note 13. Significant Customer and Industry Segment Information

The Company has two reportable segments: Microsource and the Giga-tronics Division. Microsource’s primary business is the design of custom Microwave Integrated Components (“MIC”) as well as the production of MIC components using chip and wire assembly methods. Microsource offers a line of tunable, synthesized Band Reject Filters for solving interference problems in Radar/Electronic Warfare (“RADAR/EW”) applications. Self-protection systems onboard high-performance military aircraft often require RADAR filters to block electromagnetic interference generated by other onboard electronic systems, primarily from the aircraft’s main RADAR system. These high-speed, tunable notch filters can quickly block interference from both continuous wave and wide bandwidth emissions. Using proprietary driver and phase lock technology, these filters offer tuning speeds that are up to ten times faster than traditional filter designs. We design these filters specifically for each application. Microsource’s two largest customers are prime contractors for which it develops and manufactures RADAR filters used in fighter jet aircraft.

The Giga-tronics Division designs, manufactures and markets a family of functional test products for the RADAR/EW segment of the defense electronics market. Our RADAR/EW test products are used to evaluate and improve the performance of RADAR/EW systems.

The table below presents information for the two reportable segments (In thousands):

	Three Month Period Ended June 25, 2022			Three Month Period Ended June 26, 2021
Description	Giga-tronics Division	Microsource	Total	Giga-tronics Division	Microsource	Total
Revenue	$1,167	$763	$1,930	$51	$1,999	$2,050
Interest expense and other, net	$(33)	$—	$(33)	$(3)	$—	$(3)
Depreciation and amortization	$39	$—	$39	$52	$—	$52
Net loss	$(387)	$(859)	$(1,246)	$(824)	$10	$(814)
Assets (at period end)	$6,277	$1,955	$8,232	$5,640	$2,571	$8,211

During the first quarter of fiscal 2023, one customer accounted for 41% of the Company’s consolidated revenues and was included in the Giga-tronics Division segment. A second customer accounted for 37% of the Company’s consolidated revenues and was included in the Microsource segment. A third customer accounted for 15% of the Company’s consolidated revenues and was included in the Giga-tronics Division segment.

During the first quarter of fiscal 2022, one customer accounted for 85% of the Company’s consolidated revenues and was included in the Microsource segment. A second customer accounted for 14% of the Company’s consolidated revenues and was included in the Microsource segment.

Note 14. Income Taxes

The Company accounts for income taxes using the asset and liability method as codified in ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.

The Company recorded no income tax expense for the three months ended June 25, 2022 and June 26, 2021. The effective tax rate for the three months ended June 25, 2022 and June 26, 2021 was 0% each year, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

As of June 25, 2022, the Company had recorded $52,000 for unrecognized tax benefits related to uncertain tax positions. The unrecognized tax benefit is netted against the non-current deferred tax asset on the unaudited condensed consolidated Balance Sheet. The Company does expect the liability for unrecognized tax benefits to change materially during the next 12 months.

Note 15. Warranty Obligations

The Company records a liability for estimated warranty obligations in cost of revenue at the date products are sold. Adjustments are made as new information becomes available. The Company provides no other guarantees.

The following provides a reconciliation of changes in the Company’s warranty obligation for the respective periods (In thousands):

	Three Months Ended
	June 25, 2022	June 26, 2021
Balance at beginning of period	$39	$51
Provision, net	8	17
Warranty costs incurred	—	(21)
Balance at end of period	$47	$47

Note 16. Preferred Stock and Warrants

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

Holders of Series E Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, cumulative preferential dividends, payable semiannually in cash at a rate per annum equal to 6.0% of the initial purchase price of $25.00 per share or in-kind (at the Company’s election) through the issuance of shares of the Company’s common stock, based on the 10 day volume weighted average price of the common stock. The deemed dividend is reflected on the face of the income statement as a decrease in net income (or increase in net loss) to arrive at net income or loss attributable to common shareholders.

On November 7, 2019 the Company issued an aggregate of 896,636 shares of common stock in exchange for 88,600 shares of Series E Preferred Stock and the unpaid dividends accrued thereon. The shares of common stock issued in the exchange were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933 (the “Securities Act”), though other exemptions may be available.

During the three months ended June 25, 2022, no exchange of Series E Preferred Stock was done by the Company.

The table below presents Preferred Stock information as of June 25, 2022 and March 26, 2022 (In thousands):

Preferred Stock As of June 25, 2022 and March 26, 2022	Designated Shares	Shares Issued and Outstanding	Liquidation Preference
Series B	10,000	9,245	$2,136
Series C	3,500	3,425	500
Series D	6,000	5,112	731
Series E	100,000	5,700	214
Total	119,500	23,482	$3,581

Note 17. COVID-19 (Coronavirus)

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

The COVID-19 pandemic has caused significant disruptions to the global, national and local economies. The overall economic and other impacts of the COVID-19 pandemic in the areas in which the Company and its customers and suppliers operates is not known and cannot be predicted at this time. While the disruption is currently expected to be temporary, there is uncertainty about the duration and the total economic impact. If this situation is prolonged, the pandemic could cause additional delays and could have a short- or long-term adverse impact, possibly material, on the Company’s future financial condition, liquidity, and results of operations.

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

Note 18. Share Exchange Agreement with BitNile and Gresham

On December 27, 2021, Giga-tronics entered into the Share Exchange Agreement with BitNile and Gresham. The Share Exchange Agreement provides that the Company will acquire all of the outstanding shares of capital stock of Gresham in exchange for issuing to BitNile 2,920,085 shares of the Company’s common stock and 514.8 shares of a new series of preferred stock that are convertible into an aggregate of 3,960,043 shares of the Company’s common stock, subject to potential adjustments, and the assumption of Gresham’s outstanding equity awards representing, on an as-assumed basis, 249,875 shares of the Company’s common stock (“Exchange Transaction”). Completion of the Exchange Transaction is subject to the approval of the Company’s shareholders and other customary closing conditions.

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

The Share Exchange Agreement further provides that BitNile will loan the Company $4.25 million upon the closing of the Exchange Transaction and the Company will use these funds, in part, to repurchase or redeem all of the currently outstanding shares of the Company's Series B, Series C, Series D and Series E preferred stock (“Outstanding Preferred”). The Share Exchange Agreement further provides that following the Exchange Transaction, the Company will pursue an underwritten public offering of $25 million of its common stock. BitNile has agreed to purchase up to $10 million of common stock in the offering, which amount would include the conversion of the $4.25 million to be loaned to the Company upon the closing of the Exchange Transaction.

The Share Exchange Agreement contains certain termination rights for each of the parties, including the right of the Company or BitNile to terminate the Share Exchange Agreement if the Exchange Transaction is not consummated by August 31, 2022.

On April 5, 2022, the Company (1) amended the Share Exchange Agreement, (2) borrowed an additional $500,000 from DPL, and (3) issued a warrant to Gresham.

The Amendment to the Share Exchange Agreement

On April 5, 2022, the Company, BitNile and Gresham amended the Share Exchange Agreement by entering into Amendment No. 1 to the Share Exchange Agreement (“Amendment”). The Amendment (1) extends from June 30, 2022 to August 31, 2022 the earliest date on which either the Company or BitNile may terminate the Share Exchange Agreement for any reason if the share exchange contemplated by the Share Exchange Agreement is not completed (assuming the terminating party’s breach of the Share Exchange Agreement is not the principal cause of the failure to complete the share exchange) (“End Date Termination”), (2) restates an existing provision of the Share Exchange Agreement, which provides that if the Company terminates the Share Exchange Agreement, it must repay the loan from an affiliate of BitNile the following business day, to reflect the full principal amount of such loan, which is $1,300,000 after giving effect to the additional funding described below, and (3) provides for the Company’s issuance of a warrant to Gresham, which is described in more detail below.

The Warrant

On April 5, 2022, as contemplated by the Amendment, the Company issued to Gresham a warrant representing the right to purchase 433,333 shares of its common stock (“Warrant Shares”) at the initial exercise price of $3.00 per share. The Warrant will become exercisable if the closing of the Exchange Transaction contemplated by the Share Exchange Agreement does not occur, unless the failure to close results (1) solely from BitNile’s or Gresham’s breach of the Share Exchange Agreement or (2) BitNile’s election to terminate the Share Exchange Agreement pursuant to the End Date Termination provision (“Trigger Date”). The Warrant may be exercised in whole or part for a period of three years following the Trigger Date or, if earlier, until December 31, 2025. A Warrant holder may not exercise the Warrant with respect to any Warrant Shares that would cause such holder to beneficially own in excess of 4.99% of the Company’s outstanding common stock, though a holder may elect to increase this limit to 9.9% of the Company’s common stock on at least 61 days written notice. The Warrant may be exercised for cash or, if there is no effective registration statement covering the resale of the Warrant Shares, the Warrant may be exercised on a cashless basis beginning six months after the Trigger Date. The number of Warrant Shares issuable upon exercise of the Warrant is subject to adjustment for splits, subdivisions or consolidations of shares and other standard dilutive events, or in the event the Company effects a reorganization, reclassification, merger, consolidation, disposition of assets, or other fundamental transaction. In addition, subject to certain exempt issuances, if at any time while the Warrant is outstanding, the Company sells, issues or grants any shares of Company common stock or other securities entitling the holder to acquire shares of Company common stock at a price per share less than the then exercise price, the exercise price shall be reduced to equal the lesser of either such lesser price or the volume-weighted average price on the next trading date following the first public disclosure of the issuance. The Warrant includes a most favored nation clause providing that if the Company issues or sells any shares of common stock or any securities of the Company which would entitle the holder of such securities to acquire common stock on terms the holder reasonably believes are more favorable than those in the Warrant, at the request of the holder, the Company shall amend the Warrant to include such terms.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Giga-tronics manufactures specialized electronic equipment for use in military test and airborne operational applications. Our operations consist of two business segments, those of our wholly owned subsidiary, Microsource Inc., and those of our Giga-tronics Division. Microsource designs and manufactures custom microwave products for military airborne applications while the Giga-tronics Division designs and manufactures real time solutions for RADAR/EW test applications.

Our Microsource subsidiary generates revenue through sole-source production contracts for custom engineered components funded by the United States ("U.S.") Federal Government. Microsource revenue for the first three months of fiscal year 2022 was $2.0 million from the delivery of RADAR filters for the F-15D, F-16 and F/A-18E aircrafts. These filters solve an interference problem that occurs between the aircraft’s RADAR system and the onboard electronic warfare suite when these older aircrafts receive upgraded RADAR systems. The engineering of each filter variant was funded by the U.S. Government indirectly through prime contractors, including filters for foreign military sales.

Orders for Microsource components are typically between $1.0 million to $3.0 million each and involve production contracts where the period of performance spans multiple years. We believe opportunities exist for expanding the use of our Microsource RADAR filters by offering design variants, such as for use in other aircraft or in situations where the electronic warfare suite is externally mounted on a pylon rather than onboard the aircraft. Microsource will also pursue development contracts for adapting the Company’s up/down converter technology for the benefit of customers who will appreciate the faster operation of our RADAR filters, representing a potential source of new revenue as customers upgrade their installed base.

Our Giga-tronics Division participates in the electronic warfare test segment with modular microwave up and down converters, our real-time TEmS and integrated playback and record solutions. The Giga-tronics solutions are architected like a RADAR system but built like a test system. We believe this approach differentiates our TEmS system from the competing solutions and provides a better correlation between laboratory tests and actual field results. The platform was specifically designed to address the need for multiple test channels and delivers a product that is smaller, more flexible, much easier to use and much lower in cost than those previously available.

We have sold our TEmS solution for use in air-crew training and air-to-ground missile testing applications. Our early sales for air-crew training and air-to-ground missile testing solutions leads us to believe that we can grow our market share faster in the field range testing segment compared to laboratory settings. Management expects that air-crew training and field testing on ranges throughout the country represent an opportunity for the growth of the Company’s EW test business revenue in fiscal 2023.

COVID-19 Impact

Following the initial impact of the COVID-19 pandemic in early 2020, Giga-tronics was identified early on as an essential business by the U.S. Department of Homeland Security due to the importance of our Microsource RADAR filters to the U.S. Department of Defense. The Company restored operations as quickly as feasible while taking the necessary steps to protect our employees from potential harm. During fiscal 2021, Giga-tronics applied for and received a loan of $786,200 from the Small Business Administration (“SBA”) associated with the U.S. Government’s Payroll Protection Program. The loan, including all accrued interest, was subsequently forgiven in November 2020 and was recorded as a gain on extinguishment of debt during our first quarter of fiscal 2021.

The COVID-19 pandemic had a significant impact on our ability to directly interact in person with customers throughout most of fiscal 2021 and fiscal 2022. Consequently, the progress in demonstrating solutions to customers and increasing awareness of Giga-tronics within the user community was delayed. Furthermore, we were unable to discuss customer needs and how our solutions could solve their problems as the military bases blocked outside personnel from visiting and mandated many of their personnel to work from home. In addition, travel restrictions made it difficult for our sales team to visit locations throughout the country due to mandatory quarantine periods. Requirements for visitation vary among the services and as a minimum require negative COVID test, proof of vaccination and advanced notices and approvals of planned visits.

The pandemic also impacted our supply chain during most of fiscal 2021 and fiscal 2022. Many of our suppliers have indicated similar challenges in keeping their own operations running and management believes we may continue to experience delays in fulfilling orders due limited availability of parts and services throughout fiscal 2023.

While we expect the impact of COVID-19 to be temporary, the disruptions caused by the pandemic negatively impacted our revenue and results from operations beginning in March 2020 and throughout most of fiscal years 2021 and 2022. Looking ahead, we see that our sales team is better able to interact with and demonstrate our solutions to customers, and as a result we anticipate a positive impact on orders for our Giga-tronics EW test solutions in fiscal year 2023.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended March 26, 2022 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended June 25, 2022, there were no material changes to these policies other than as disclosed in Note 1 Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. While we believe that these accounting policies and estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates and forecasts.

Results of Operations

New orders by reporting segment are as follows at the end of the respective periods (In thousands):

	Three Months Ended
Segment	June 25, 2022	June 26, 2021	$ Change	% Change
Giga-tronics Division	$864	$387	$477	123%
Microsource	755	1,124	(369)	(33)%
Total	$1,619	$1,511	$108	7%

New orders received in the first quarter of fiscal 2023 increased by $108,000 to $1.6 million. The Giga-tronics Division booked a TEmS order in the first quarter of fiscal 2023, as compared to several synthesizer orders booked in the first quarter of fiscal 2022. The Microsource business unit booked a RADAR filter order from a prime contractor in the first quarter of fiscal 2023 as compared to a spares order and a non-recurring engineering order from two prime contractors in the first quarter of fiscal 2022. The timing of receipt of RADAR filter contracts and EW Test orders can vary significantly from period to period.

The following table shows order backlog and related information at the end of the respective periods (In thousands):

	As of
Segment	June 25, 2022	June 26, 2021	$ Change	% Change
Giga-tronics Division	$8	$406	$(398)	(98)%
Microsource	1,040	4,171	(3,131)	(75)%
Total	$1,048	$4,577	$(3,529)	(77)%

Backlog at the end of the first three months of fiscal 2023 decreased 77% compared to the same period prior year. Giga-tronics Division backlog on June 25, 2022 was $8,000, a large percentage decrease from the comparable prior year period. Microsource experienced a 75% decrease in backlog in the first three months of fiscal 2023 due primarily to lower bookings during that period.

The allocation of net revenue was as follows for the periods shown (In thousands):

	Three Months Ended
Segment	June 25, 2022	June 26, 2021	$ Change	% Change
Giga-tronics Division	$1,167	$51	$1,116	2,188%
Microsource	763	1,999	(1,236)	(62)%
Total	$1,930	$2,050	$(120)	(6)%

The Giga-tronics Division net revenue for the first fiscal quarter ended June 25, 2022 was $1.2 million, a 2,188% increase from the comparable prior year quarter. The Giga-tronics Division shipped a TEmS order and multiple synthesizers in the first quarter of fiscal 2023, as compared to some service revenue in the first quarter of fiscal 2022. Net revenue for the Microsource segment during the quarter ended June 25, 2022 decreased 62% over the comparable prior year period primarily due lower orders. The timing of receipt of expected large RADAR filter orders varies from period to period.

Cost of revenue and gross profit was as follows for the periods shown (In thousands):

	Three Months Ended		Three Months Ended
Segment	June 25, 2022	% of Segment Revenue	June 26, 2021	% of Segment Revenue
Giga-tronics Division	$903	77%	$54	106%
Microsource	613	80%	1,196	60%
Total cost of revenue	$1,516	79%	$1,250	61%

Gross profit	$414	21%	$800	39%

Gross profit decreased by $386,000 in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 primarily due to the decrease in revenue at the Microsource segment as described above.

Operating expenses were as follows for the periods shown (In thousands):

	Three Months Ended
Category	June 25, 2022	June 26, 2021	$ Change	% Change
Engineering	$298	$402	$(104)	(26)%
Selling, general and administrative	1,162	1,098	64	6%
Transaction expenses	164	—	164	—%
Total	$1,624	$1,500	$124	8%

Total operating expenses increased 8% or $124,000 in the first quarter of fiscal 2023 versus the first quarter of fiscal 2022. Engineering expenses decreased by $104,000 primarily due to reduced engineering personnel costs and a greater portion of non-recurring engineering expenses for contract services which were allocated to cost of revenue. Selling, general and administrative expenses increased by 6% primarily due to recruiting expenses. In addition the Company incurred transaction expenses of $164,000 associated with the aforementioned Share Exchange Agreement (See Note 18– Share Exchange Agreement with BitNile and Gresham).

Interest expense, net and other were as follows for the periods shown (In thousands):

	Three Months Ended
Category	June 25, 2022	June 26, 2021	$ Change	% Change
Interest expense, net	$33	$3	$30	1000%
Deemed dividend on Series E preferred stock	$2	$3	$(1)	(33)%
Cumulative dividends on converted Series E preferred stock	$—	$43	$(43)	(100)%
Amortization of finance costs from issuance of warrant in connection with term loan	$13	$0	$13	—%
Gain on remeasurement of warrant issued in connection with term loan	$10	$—	$10	—%
Finance costs from prefunded warrants issuance	$—	$157	$(157)	(100)%
Gain on remeasurement of prefunded warrants liability	$—	$46	$(46)	(100)%

Net interest expense in the first quarter of fiscal 2023 was $33,000, an increase of $30,000 from the first quarter of fiscal 2022. Interest expense increased primarily due to the $1.3 million loan from DPL (See Note 6– Term Loans).

During the first quarter of fiscal 2023, the Company amortized $13,000 of finance cost related to the warrant issued in connection with the term loan. In addition, the re-measurement of the warrant liability resulted in a gain of $10,000.

During the first quarter of fiscal 2022 the conversion of 35,000 Series E preferred stock to common shares resulted in a $43,000 cumulative dividend non-cash charge. In addition, the issuance of the prefunded warrants incurred financing costs of $157,000 and the re-measurement of the prefunded warrants liability resulted in a gain of $46,000 (See Note 16 – Preferred Stock and Warrants).

Net Loss

Net loss attributable to common shareholders for the first quarter of fiscal 2023 was $1.2 million, compared to a net loss of $860,000 recorded in the first quarter of fiscal 2022. The $383,000 increase in losses during the first quarter of fiscal 2023 was primarily due to lower gross margins along with the transaction related costs of $164,000 in the first quarter of fiscal 2023 versus the comparable prior year period.

Financial Condition and Liquidity

	As of
Category (In thousands)	June 25, 2022	March 26, 2022
Cash	$400	$25
Total current assets	$7,043	$6,850
Total current liabilities	$5,601	$4,114
Working Capital	$1,442	$2,736
Current ratio	1.26	$1.67

Our primary sources of liquidity are customer sales and our Restated Financing Agreement with Western Alliance Bank, both of which are dependent on our receipt and shipment of customer orders, and capital raised from investors and lenders. Therefore, if we are unable to maintain sufficient levels of liquidity solely from sales to customers and borrowings under the Restated Financing Agreement, we may be required to seek funding from other sources. To address our liquidity needs in the near term, we entered into a loan agreement with DPL, an affiliate of BitNile, the parent company of Gresham, and borrowed $500,000 on November 12, 2021 (See Note 6 – Term Loan). We borrowed an additional $300,000 on January 7, 2022 and an additional $500,000 on April 5, 2022, and the outstanding principal amount of the DPL loan as of June 25, 2022 is $1,300,000. The DPL loan matures in November 2022 but if we exercise our right to terminate the Share Exchange Agreement, we must repay the DPL loan immediately. Our Share Exchange Agreement provides that following our acquisition of Gresham, we will pursue an underwritten public offering of $25 million of our common stock in which BitNile will purchase $10 million of our common stock, which amount shall include the conversion of the $4.25 million loan that BitNile will make to us upon the closing of our acquisition of Gresham. There can be no assurance that we will successfully complete the public offering or that additional financing will be available to us in the future. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near-term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases and inventory purchase commitments.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements included elsewhere in this filing (In thousands):

	Three Months Ended
Category	June 25, 2022	June 26, 2021
Net cash used in operating activities	$(716)	$(699)
Net cash used in investing activities	(41)	—
Net cash provided by financing activities	1,132	993
Net increase in cash	375	294

Cash at the beginning of the fiscal year	25	736
Cash at the end of the period	$400	$1,030

Cash Flows from Operating Activities

During the first three months of fiscal 2023, cash used in the operating activities was $716,000, as compared to $699,000 in the first three months of fiscal 2022. The primary use of cash in the first quarter of fiscal 2023 was to finance net losses.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Financing Activities

Cash provided by financing activities for the three month period ended June 25, 2022 was $1.1 million which was primarily due to an increase in our accounts receivable factoring credit line. In addition, we borrowed an additional $500,000 from DPL.

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

We measure our operating performance in part based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). We also measure our operating performance based on “Adjusted EBITDA,” which we define as EBITDA adjusted for net other income or expense items, share based compensation and certain one-time income or expense items. EBITDA and Adjusted EBITDA are non-GAAP financial measures that are commonly used, but neither is a recognized accounting term under GAAP. We use EBITDA and Adjusted EBITDA to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, and to plan and evaluate our operating budgets. We believe that our measures of EBITDA and Adjusted EBITDA provide useful information to the investing public regarding our operating performance and our ability to service debt and fund capital expenditures and may help investors understand and compare our results to other companies that have different financing, capital and tax structures. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for, but as a supplement to, income or loss from operations, net income or loss, cash flows from operating activities, or other income or cash flow data prepared in accordance with GAAP.

In the following reconciliation, we provide amounts as reflected in our accompanying unaudited condensed consolidated financial statements unless otherwise noted.

The reconciliation of our Net loss to EBITDA and Adjusted EBITDA is as follows (In thousands):

	Three Months Ended
	June 25, 2022	June 26, 2021
Net loss	$(1,246)	$(814)
Cumulative and deemed dividends on Series E preferred stock	(2)	(46)
Net loss attributable to common shareholders	(1,248)	(860)
Depreciation and amortization	39	52
Interest and taxes	33	3
EBITDA	(1,176)	(805)

Adjustments:
Stock-based compensation	52	155
Other expense, net	3	111
Transaction related expenses	164	—
Adjusted EBITDA	$(957)	$(539)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 25, 2022, which is the end of the fiscal quarter covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurances that (i) the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of June 25, 2022, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A – RISK FACTORS

There has been no material change in the risk factors disclosed in the registrant’s Annual Report on Form 10-K for the fiscal year ended March 26, 2022, except for a continuing decrease in the Company’s cash flow and liquidity, which increases the level of doubt as to the Company’s ability to continue as a going concern.

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

4.1	Common Stock Purchase Warrant issued to Gresham Worldwide, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 11, 2022)
10.1	Amended and Restated Secured Promissory Note dated as of April 5, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 11, 2022)
10.2	Amendment to Security and Pledge Agreement dated as of April 5, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 11, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 9, 2022	/s/ JOHN R. REGAZZI
John R. Regazzi
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	/s/ LUTZ P. HENCKELS
Lutz P. Henckels
Chief Financial Officer Chief Operating Officer and Director (Principal Financial and Accounting Officer)