Form 10-Q
period 2022-09-30
GIGA TRONICS INC
filed 2022-11-23
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File No. 001-14605

GIGA-TRONICS INCORPORATED

(Exact name of registrant as specified in its charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7272 E. Indian School Rd, Suite 540, Scottsdale, AZ 85251	(833) 457-6667
(Address of principal executive offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

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

There was a total of 5,931,582 shares of the Registrant’s Common Stock outstanding as of November 18, 2022.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” "expects,” "intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” "continues,” “may,” “will,” “should,” “could,” and variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, our liquidity and other characterization of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include our ability to close one or more financings in order to meet our working capital needs and those described throughout this report and our Annual Report on Form 10-K for the year ended March 26, 2022 and our Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on Schedule 14A filed on August 2, 2022, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,083	$1,599
Accounts receivable, net	5,788	4,554
Accrued revenue	2,474	2,283
Inventories, net	10,309	4,206
Prepaid expenses and other current assets	772	890
TOTAL CURRENT ASSETS	21,426	13,532

Intangible assets, net	9,751	4,035
Goodwill	10,192	9,812
Property and equipment, net	2,321	2,052
Right-of-use assets	4,033	4,333
Other assets	542	141
TOTAL ASSETS	$48,265	$33,905

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,019	$4,125
Accounts payable and accrued expenses, related party	116	53
Notes payable	2,430	961
Notes payable, related parties, net	5,677	—
Short-term advances, related party	2,498	—
Operating lease liability, current	1,124	659
Other current liabilities	3,879	1,895
TOTAL CURRENT LIABILITIES	21,743	7,693

LONG TERM LIABILITIES
Operating lease liability, non-current	3,076	3,712
Notes payable	349	—
Other liabilities	139	—
TOTAL LIABILITIES	25,307	11,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; no par value; Authorized - 1,000,000 shares
Series F Preferred Stock, 520 shares designated; 514.8 shares issued and outstanding at September 30, 2022 and December 31, 2021	4,990	4,990
Common Stock; no par value; 100,000,000 shares authorized, 5,931,582 shares issued and outstanding at September 30, 2022; 13,333,333 shares authorized, 2,920,085 shares issued and outstanding at December 31, 2021	32,456	26,682
Accumulated deficit	(12,849)	(9,988)
Accumulated other comprehensive loss	(2,540)	(240)
TOTAL STOCKHOLDERS' EQUITY	22,057	21,444

Non-controlling interest	901	1,056
TOTAL STOCKHOLDERS' EQUITY	22,958	22,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,265	$33,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$7,783	$6,373	$21,530	$19,198
Cost of revenues	5,449	4,030	15,017	12,982
Gross profit	2,334	2,343	6,513	6,216
Operating expenses
Research and development	450	453	1,364	1,190
Selling and marketing	416	238	1,034	737
General and administrative	2,330	1,580	7,025	6,307
Total operating expenses	3,196	2,271	9,423	8,234
(Loss) income from continuing operations	(862)	72	(2,910)	(2,018)
Other (expense) income
Interest expense, related party	(208)	(58)	(395)	(260)
Interest expense	(23)	(97)	(171)	(209)
Change in fair value of marketable equity securities	—	(257)	—	(162)
Foreign currency exchange adjustment	175	(50)	44	(114)
Realized gain on marketable equity securities	—	—	—	397
Gain on extinguishment of debt	—	—	—	447
Interest and other income	—	40	1	40
Other income (expense)	5	5	67	13
Total other (expense) income, net	(51)	(417)	(454)	152
Loss from continuing operations before income taxes	(913)	(345)	(3,364)	(1,866)
Income tax benefit (provision)	10	(18)	3	(139)
Net loss	(903)	(363)	(3,361)	(2,005)
Net loss (gain) attributable to non-controlling interest	166	(63)	501	(93)
Net loss attributable to common stockholders	(737)	(426)	(2,860)	(2,098)

Net loss per common share, basic and diluted	$(0.20)	$(0.15)	$(0.90)	$(0.72)

Weighted average common shares outstanding, basic and diluted	3,656	2,920	3,168	2,920

Comprehensive (loss) income
Loss available to common stockholders	(737)	(426)	(2,860)	(2,098)
Foreign currency translation adjustments	693	610	2,300	678
Total comprehensive (loss) income	$(44)	$184	$(560)	$(1,420)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three and Nine Months Ended September 30, 2022

(In thousands except share data)

						Accumulated Other	Non-	Total
	Preferred Stock		Common Stock		Accumulated	Comprehensive	Controlling	Stockholder's
	Shares	Amount	Shares	Amount	Deficit	Loss	Interest	Equity
Balance at January 1, 2022	515	$4,990	2,920,085	$26,682	$(9,988)	$(240)	$1,056	$22,500
Stock-based compensation	—	—	—	41	—	—	—	41
Capital contribution from parent	—	—	—	517	—	—	—	517
Net loss	—	—	—	—	(497)	—	—	(497)
Foreign currency translation adjustments	—	—	—	—	—	(391)	—	(391)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(13)	(13)
Balance at March 31, 2022	515	4,990	2,920,085	27,240	(10,485)	(631)	1,043	22,157
Stock-based compensation	—	—	—	42	—	—	—	42
Capital contribution from parent	—	—	—	688	—	—	—	688
Net loss	—	—	—	—	(1,627)	—	—	(1,627)
Foreign currency translation adjustments	—	—	—	—	—	(1,216)	—	(1,216)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(322)	(322)
Balance at June 30, 2022	515	4,990	2,920,085	27,970	(12,112)	(1,847)	721	19,722
Stock-based compensation	—	—	—	56	—	—	—	56
Capital contribution from parent	—	—	—	514	—	—	—	514
Shares acquired in reverse capitalization	—	—	2,782,229	4,404	—	—	—	4,404
Fair value of convertible note, related party, in excess of cash received	—	—	—	(142)	—	—	—	(142)
Common stock issued on warrant exercise	—	—	229,268	—	—	—	—	—
Net loss	—	—	—	—	(737)	—	—	(737)
Foreign currency translation adjustments	—	—	—	—	—	(693)	—	(693)
Increase in Microphase ownership from 55.9% to 61.8%				(346)	—		346	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(166)	(166)
Balance at September 30, 2022	515	$4,990	5,931,582	$32,456	$(12,849)	$(2,540)	$901	$22,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three and Nine Months Ended September 30, 2021

(In thousands except share data)

						Accumulated Other		Total
	Preferred Stock		Common Stock		Accumulated	Comprehensive	Non-Controlling	Stockholder's
	Shares	Amount	Shares	Amount	Deficit	Loss	Interest	Equity
Balance at January 1, 2021	515	$4,990	2,920,085	$19,915	$(6,682)	$(327)	$813	$18,709
Stock-based compensation	—	—	—	—	—	—	—	—
Capital contribution from parent	—	—	—	1,852	—	—	—	1,852
Net income	—	—	—	—	361	—	—	361
Foreign currency translation adjustments	—	—	—	—	—	(293)	—	(293)
Net income attributable to non-controlling interest	—	—	—	—	—	—	1,114	1,114
Balance at March 31, 2021	515	4,990	2,920,085	21,767	(6,321)	(620)	1,927	21,743
Stock-based compensation	—	—	—	545	—	—	—	545
Capital contribution from parent	—	—	—	2,741	—	—	—	2,741
Net loss	—	—	—	—	(2,035)	—	—	(2,035)
Foreign currency translation adjustments	—	—	—	—	—	225	—	225
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(1,084)	(1,084)
Balance at June 30, 2021	515	4,990	2,920,085	25,053	(8,356)	(395)	843	22,135
Stock-based compensation	—	—	—	42	—	—	—	42
Capital contribution from parent	—	—	—	635	—	—	—	635
Net loss	—	—	—	—	(426)	—	—	(426)
Foreign currency translation adjustments	—	—	—	—	—	(610)	—	(610)
Net income attributable to non-controlling interest	—	—	—	—	—	—	63	63
Balance at September 30, 2021	515	$4,990	2,920,085	$25,730	$(8,782)	$(1,005)	$906	$21,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(3,361)	$(2,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477	345
Amortization	276	296
Amortization of right-of-use assets	489	750
Gain on extinguishment of debt	—	(447)
Increase in capital contribution from parent for corporate overhead	1,030	1,042
Stock-based compensation	139	587
Realized gains on sale of marketable securities	—	(397)
Unrealized losses on marketable equity securities	—	162
Changes in operating assets and liabilities:
Accounts receivable	(1,381)	(1,363)
Accrued revenue	(109)	(166)
Inventories	(1,445)	(316)
Prepaid expenses and other current assets	181	20
Other assets	37	(2)
Accounts payable and accrued expenses	(461)	(179)
Accounts payable, related parties	49	(36)
Short-term advances, related party	2,498	—
Other current liabilities	537	210
Lease liabilities	(483)	(431)
Net cash used in operating activities	(1,527)	(1,930)

Cash flows from investing activities:
Purchase of property and equipment	(562)	(686)
Acquisition of GIGA, net of cash received	(3,687)
Sales of marketable equity securities	—	430
Net cash used in investing activities	(4,249)	(256)

Cash flows from financing activities:
Capital contribution from parent	689	4,185
Proceeds from notes payable, related party	4,250	—
Proceeds from notes payable	1,600	—
Payments on notes payable	—	(857)
Payments on notes payable, related party	—	(239)
Payments on revolving credit facilities, net	—	(129)
Net cash provided by financing activities	6,539	2,960
Effects of exchange rate changes on cash and cash equivalents	(279)	(224)
Net increase in cash and cash equivalents	484	550
Cash and cash equivalents at beginning of period	1,599	1,190
Cash and cash equivalents at end of period	$2,083	$1,740

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$72

Non-cash investing and financing activities
Fair value of convertible note, related party, in excess of cash received	$142	$—
Shares acquired in reverse capitalization	$4,404	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Giga-tronics Incorporated (“GIGA”) through its subsidiaries (collectively, the “Company”), designs, manufactures, and distributes specialized electronics equipment, automated test solutions, power electronics, supply and distribution solutions, and radio, microwave and millimeter wave communication systems and components for a variety of applications with a focus on the global defense industry. GIGA also offers bespoke technology solutions for mission critical applications in the medical, industrial, transportation and telecommunications markets.

GIGA is a California corporation incorporated on March 5, 1980. GIGA has two subsidiaries Microsource Inc. (“Microsource”) and Gresham Holdings, Inc. (formerly known as Gresham Worldwide, Inc.) (“GWW”). GIGA’s manages its acquired operations through its wholly owned subsidiary GWW. GIGA is a majority owned subsidiary of BitNile Holdings, Inc., a Delaware corporation (“BitNile” or “Parent”) and currently operates as an operating segment of BitNile. GWW has three wholly-owned subsidiaries, Gresham Power Electronics Ltd. (“Gresham Power”), Relec Electronics Ltd. (“Relec”), and Enertec Systems 2001 Ltd. (“Enertec”), and one majority owned subsidiary, Microphase Corporation (“Microphase”). GIGA manufactures specialized electronic equipment for use in military test and airborne operational applications. Our operations consist of two business segments, the “RF Solutions” group and the “Defense and Power Systems” group.

•
RF Solutions – consists of two subsidiaries, namely Microphase located in Connecticut, and Microsource located in California. The two subsidiaries design and manufacture custom microwave products for military applications and generate revenue mostly through sole-source production contracts for custom engineered components and RADAR filters.
•
Defense and Power systems – consists of three subsidiaries and one division, namely Gresham Power and Relec located in the United Kingdom which primarily produce power conversion systems, and Enertec located in Israel and the GIGA division located in California and New Hampshire primarily producing systems for the defense industries.

Recapitalization and Reorganization

On September 8, 2022 (the “Closing Date”), GIGA acquired 100% of the capital stock of GWW from BitNile in exchange for 2,920,085 shares of GIGA’s common stock and 514.8 shares of Series F Convertible Preferred Stock (the “Series F”) that are convertible into an aggregate of 3,960,043 shares of GIGA’s common stock (the "Acquisition"). The parties had previously entered into a Share Exchange Agreement dated December 27, 2021 (the “Agreement”) but as a California corporation, GIGA required shareholder approval which occurred on September 8, 2022. GIGA also assumed GWW’s outstanding equity awards representing the right to receive up to 749,626 shares of GIGA’s common stock, on an as-converted basis. The transaction described above resulted in a change of control of GIGA. Assuming BitNile were to convert all of the Series F, the common stock issuable to BitNile would be approximately 69.6% of outstanding shares. Immediately following the above transaction, GWW became wholly owned subsidiary of GIGA and GIGA became a majority-owned subsidiary of BitNile. GIGA’s outstanding shares of Common Stock and outstanding warrants and options to purchase Common Stock remain outstanding and unaffected upon completion of the Acquisition. The historical financial statements, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the exchange ratio as noted in the Agreement if the exchange ratio had been in effect for all periods presented.

Note 2. Going Concern and Management’s Plan

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided cash flows. In view of these matters, there is substantial doubt about our ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary sources of liquidity has historically been funding by our parent company BitNile. The extent of continued support from BitNile is not assured as we seek additional financing from third parties. There is substantial doubt that we will have sufficient cash to meet our needs over the next 12 months. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases and inventory purchase commitments.

As of September 30, 2022, the Company had cash and cash equivalents of $2.1 million and a negative working capital of $0.3 million.

Note 3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by GAAP. The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited and reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the GIGA’s Definitive Proxy Statements relating to the Merger or Acquisition on Schedule 14A filed with the Securities and Exchange Commission (”SEC”) on August 2, 2022 (the “Proxy Statement”).

The condensed consolidated balance sheet as of December 31, 2021 was derived from the GWW’s audited 2021 financial statements contained in the above referenced Proxy Statement. Results of the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Principles of Consolidation

The Acquisition is accounted for as a reverse recapitalization with GWW being the accounting acquirer and GIGA being the acquired company for accounting purposes. All historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of GWW and its wholly owned subsidiaries. The consolidated financial statements after completion of the Acquisition will include the assets and liabilities and operations of GIGA and its subsidiaries from the Closing Date of the Acquisition. The shares and net loss per common share prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

Change in Fiscal Year

As a result of the Acquisition, we changed our fiscal year-end from March 25, 2023 to December 31, 2022, effective September 8, 2022.

Accounting Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include acquisition accounting, reserves for trade receivables and inventories, accruals of certain liabilities including product warranties, useful lives and the recoverability of long-lived assets, impairment analysis of intangibles and goodwill, and deferred income taxes and related valuation allowance.

Significant Accounting Policies

Business Combinations

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired customer relations, developed technology and tradenames are recognized at fair value. The purchase price allocation process requires management to make significant estimates and assumptions as of the acquisition date with respect to intangible assets. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. The Company includes the results of operations of the business that it has acquired in its consolidated results prospectively from date of acquisition. Direct transaction costs associated with the business combination are expensed as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (”FASB”) issued Accounting Standards Codification (”ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•
Step 1: Identify the contract with the customer,
•
Step 2: Identify the performance obligations in the contract,
•
Step 3: Determine the transaction price,
•
Step 4: Allocate the transaction price to the performance obligations in the contract, and
•
Step 5: Recognize revenue when the company satisfies a performance obligation.

Sales of Products

The Company enters into contracts directly with its customers and generates revenues from the sale of its products through a direct and indirect sales force. The Company’s performance obligations to deliver products are satisfied at the point in time when products are received by the customer, which is when the customer obtains control over the goods. The Company provides standard assurance warranties, which are not separately priced, that the products function as intended. The Company primarily receives fixed consideration for sales of product. Some of the Company’s contracts with distributors include stock rotation rights after six months for slow moving inventory, which represents variable consideration. The Company uses an expected value method to estimate variable consideration and constrains revenue for estimated stock rotations until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. To date, returns have been insignificant.

Because the Company’s product sales agreements have an expected duration of one year or less, the Company has elected to adopt the practical expedient in ASC606-10-50-14(a) of not disclosing information about its remaining performance obligations.

Manufacturing Services

The Company’s principal business is providing manufacturing services in exchange primarily for fixed fees. For manufacturing services, which include revenues generated by Enertec, Microsource and Microphase and in certain instances revenues generated by Gresham Power, the Company’s performance obligation for manufacturing services is satisfied over time as the Company creates or enhances an asset based on criteria that are unique to the customer and that the customer controls as the asset is created or enhanced. Generally, the Company recognizes revenue based upon proportional performance over time using a cost-to-cost method which measures progress based on the costs incurred to total expected costs in satisfying its performance obligation. This method provides a depiction of the progress in providing the manufacturing service because there is a direct relationship between the costs incurred by the Company and the transfer of the manufacturing service to the customer. Manufacturing services are recognized based upon the proportional performance method as services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

The Company has elected the practical expedient in ASC 606-10-50-14(a) to not adjust the promised amount of consideration for the effects of a significant financing component to the extent that the period between when the Company transfers its promised good or service to the customer and when the customer pays in one year or less.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying amount of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company estimates the allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

Based on an assessment as of the collectability of accounts receivable on September 30, 2022 and December 31, 2021, are presented net of an allowance for doubtful accounts of $4,000 and $4,000, respectively.

Accrued Revenue

Manufacturing services that are recognized as revenue based upon the proportional performance method are considered revenue based on services transferred over time and to the extent the customer has not been invoiced for these revenues, are recorded as accrued revenue in the accompanying consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, accrued revenue was $2.5 million and $2.3 million, respectively.

Fair value of Financial Instruments

In accordance with ASC No. 820, Fair Value Measurements and Disclosures, fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs include those that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations. All significant inputs used in our valuations are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include quoted prices that were adjusted for security-specific restrictions which are compared to output from internally developed models such as a discounted cash flow model.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents and accounts receivables, approximate their fair value due to the short-term maturities of such instruments. The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Foreign Currency Translation

A substantial portion of the Company’s revenues are generated in U.S. dollars (“U.S. dollar”). In addition, a substantial portion of the Company’s costs are incurred in U.S. dollars. Company management has determined that the U.S. dollar is the functional currency of the primary economic environment in which it operates.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with ASC 830, Foreign Currency Matters (“ASC 830”). All transaction gains and losses from the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

The financial statements of Relec, Gresham Power and Enertec, whose functional currencies have been determined to be their local currencies, the British Pound (“GBP”), and the New Israeli Shekel (“ILS”), respectively, have been translated into U.S. dollars in accordance with ASC 830. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive income (loss) in the condensed consolidated statement of operations and comprehensive (loss) income and as accumulated comprehensive loss in the condensed consolidated statement of changes in stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions in banks in the U.S., UK and Israel. Such deposits in the United States may exceed the U.S. Federal Deposit Insurance Corporation insurance limits and are not insured in other jurisdictions.

The Company had total cash of $2.1 million and $1.6 million at September 30, 2022 and December 31, 2021, respectively, of which $1,043,000 and $933,000 at September 30, 2022 and December 31, 2021, respectively, were in the United Kingdom (“U.K.”) and $554,000 and $61,000, respectively, in Israel. The Company has not experienced any losses on deposits of cash and cash equivalents.

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventory write-offs are provided to cover risks arising from technological obsolescence as the Company’s products are mostly original equipment manufactured for its clients.

Cost of inventories is determined as follows:

•
Raw materials, parts and supplies—using the “first-in, first-out” method.
•
Work-in-progress and finished products—using the “first-in, first-out” method on the basis of direct manufacturing costs with the addition of indirect manufacturing costs.

The Company periodically assesses its inventories valuation in respect of obsolete items by reviewing revenue forecasts and technological obsolescence and moving such items into a reserve allowance for obsolescence. When inventories on hand exceed the foreseeable demand or become obsolete, the value of excess inventory, which at the time of the review was not expected to be sold, is written off.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following rates:

Assets	Useful Lives (In Years)
Computer software and office and computer equipment	3-5
Machinery and equipment, automobile, furniture and fixtures	5-10
Leasehold improvements	Over the term of the lease or life of the asset, whichever is shorter

Goodwill

The Company evaluates its goodwill for impairment in accordance with ASC 350, Intangibles– Goodwill and Other. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. The Company performed a qualitative assessment and determined no indicators of impairment existed for the nine months ended September 30, 2022 and year ended December 31, 2021.

Intangible Assets

The Company records identifiable intangible assets subject to amortization at fair value at the date of acquisition. The Company has trademarks which were determined to have an indefinite life. Intangibles with definite lives are being amortized on a straight line bases over their estimated useful lives as follows:

Useful Lives (In Years)
Tradenames	12
Customer relationships	10-16
Developed technology	8
Domain name and other intangible assets	5

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. When an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows.

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted expected future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the amount by which the carrying amount of the assets to their fair value.

Note Payable

The Company has elected to record certain notes payable at fair value on the date of issuance, with gains and losses arising from changes in fair value recognized in the statements of operations at each period end while such notes payable are outstanding. Issuance costs are recognized in the statement of operations in the period in which they are incurred. The fair value of the notes payable was determined using a probability weighted expected return model, a scenario-based valuation model in which discrete future outcome scenarios for the Company are projected and discounted to present value (See Note 13 - Notes payable, related party).

Warranty

Company offers a warranty period for all its manufactured products. The warranty period is typically twelve months. The Company estimates the costs that may be incurred under its warranty and records a warranty liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount, as necessary.

Income Taxes

The Company determines its income taxes under the asset and liability method in accordance with FASB ASC No. 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the condensed consolidated statements of operations and comprehensive (loss) income in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities.

Management of the Company has evaluated tax positions taken by the Company and has concluded that as of September 30, 2022 and December 31, 2021, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes. The Company’s effective tax rate (“ETR”) from continuing operations was (1)% and (6.6)% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s income tax benefit was $3,000 and a provision of $139,000 for the nine months ended September 30, 2022 and 2021, respectively.

The effective tax rate for the nine months ended September 30, 2022 and 2021 is different from the federal statutory income tax rate of 21% due to state and local income taxes net of federal benefit, income tax rate differences between U.S. domestic tax rates and foreign income tax rates, non-deductible/non-taxable items, global intangible low-taxed income (GILTI) inclusions, and a change in the valuation allowance.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718:

•
the Company recognizes stock-based expenses related to stock option awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of two to four years,
•
the expected term assumption, using the simplified method, reflects the period for which the Company believes the option will remain outstanding,
•
the Company determines the volatility of its stock by looking at the historic volatility of its stock estimated over the expected term of the stock options, and
•
the risk-free rate reflects the U.S. Treasury yield for a similar expected life instrument in effect at the time of the grant.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Forfeitures are accounted for as they occur.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables.

Trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the U.S., Europe and Israel. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company have determined to be doubtful of collection.

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	Three Months Ended		Three Months Ended
Segment	September 30, 2022	% of Total Revenue	September 30, 2021	% of Total Revenue
Customer A	$1,563	20%	$2,635	41%
Customer B	$1,186	15%	$2,003	31%
Customer C	$1,027	13%	N/A	N/A%

	Nine Months Ended		Nine Months Ended
Segment	September 30, 2022	% of Total Revenue	September 30, 2021	% of Total Revenue
Customer A	$5,654	26%	$6,819	36%
Customer B	$2,768	13%	$3,088	16%
Customer C	$2,266	11%	N/A	N/A%

Net Loss per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted Earnings per Share (”EPS”) incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. Anti-dilutive securities are not included in the computation of diluted EPS. Non-vested shares of restricted stock have non-forfeitable dividend rights and are considered participating securities for the purpose of calculating basic and diluted EPS under the two-class method.

Shares excluded from the diluted EPS calculation for the three months periods ended September 30, 2022 are as follows (In thousands):

Anti-dilutive securities	September 30, 2022
Common shares issuable upon exercise of stock options	801
Common shares issuable on conversion of series F preferred stock	3,960
Common shares issuable upon exercise of warrants	301
RSU granted	250
Total	5,312

Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC 220, Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of general purpose financial statements. Comprehensive loss generally represents all changes in equity during the period except those resulting from investments by, or distributions to, stockholders.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. Operating leases are recognized as Right-of-use (“ROU”) assets, Operating lease liability, current, and Operating lease liability, non-current on our condensed consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the remaining life of the lease, without assuming renewal features, if any, are exercised. We elected the practical expedient in ASC 842 and do not separate lease and non-lease components for our leases.

Recent Accounting Standards

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832),” which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December15, 2021. The adoption of ASU 2021-10 did not have a significant impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” The guidance became effective for the Company on January 1, 2022. The Company adopted the guidance on January 1, 2022, and has concluded the adoption did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Effective January 1, 2022, the Company early adopted ASU 2020-06 using the modified retrospective approach, which resulted in no impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses,”(“ASU No. 2016-13”) to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements and related disclosures.

Note 4. Revenue Disaggregation

The Company’s disaggregated revenues are comprised of the following (In thousands):

	Three Months Ended		Nine Months Ended
Category	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Primary Geographical Markets
North America	$2,473	$1,415	$5,094	$5,444
Europe	2,288	1,848	7,007	5,600
Middle East	2,729	2,832	9,127	7,728
Other	293	278	302	426
Total revenue	$7,783	$6,373	$21,530	$19,198

Major Goods
RF/microwave filters	$1,411	$1,983	$3,482	$4,273
Detector logarithmic video amplifiers	250	1,055	942	1,199
Power supply units and systems	3,193	716	7,979	5,911
Healthcare diagnostic systems	294	174	2,285	587
Defense systems	2,635	2,445	6,842	7,228
Total revenue	$7,783	$6,373	$21,530	$19,198

Timing of Revenue Recognition
Goods transferred at a point in time	$5,696	$4,217	$12,809	$11,838
Services transferred over time	2,087	2,156	8,721	7,360
Revenue from contracts with customers	$7,783	$6,373	$21,530	$19,198

Note 5. Inventories, net

Inventories, net, are comprised of the following (In thousands):

Category	September 30, 2022	December 31, 2021
Raw materials	$4,189	$1,908
Work-in-progress	3,378	1,107
Finished goods	2,742	1,191
Total	$10,309	$4,206

Note 6. Property and Equipment, net

Property and Equipment, net, are comprised of the following (In thousands):

Category	September 30, 2022	December 31, 2021
Machinery and equipment	$6,862	$1,804
Computer, software and related equipment	1,754	700
Office furniture and equipment	254	667
Leasehold improvements	1,809	1,338
	10,679	4,509
Less: accumulated depreciation and amortization	(8,358)	(2,457)
Property and equipment, net	$2,321	$2,052

Depreciation and amortization expenses related to the property and equipment for the nine months periods ended September 30, 2022 and 2021 was $477,000 and $345,000, respectively.

Depreciation and amortization expenses related to the property and equipment for the three months periods ended September 30, 2022 and 2021 was $117,000 and $108,000, respectively.

Note 7. Business Combination

On September 8, 2022, GIGA acquired 100% of the capital stock of GWW from BitNile in exchange for 2.92 million shares of GIGA’s common stock and 514.8 shares of GIGA’s Series F that are convertible into an aggregate of 3.96 million shares of GIGA’s common stock. GIGA also assumed GWW’s outstanding equity awards representing the right to receive up to 749,626 shares of GIGA’s common stock, on an as-converted basis. The transaction described above resulted in a change of control of GIGA. Assuming BitNile was to convert all of the Series F, it would own approximately 71.2% of GIGA’ outstanding shares. The Series F Certificate of Determination contains an exchange cap which requires GIGA’s shareholders to approve the issuance of more than 19.99% of GIGA’s outstanding common stock that would apply as of the time of any future conversion (the “Exchange Cap”). On September 8, 2022 the GIGA’s shareholders approved issuances of its common stock upon conversion of the Series F in excess of the Exchange Cap.

On September 8, 2022, BitNile loaned GIGA $4.25 million by purchasing a convertible note that carries an interest rate of 10% per annum and matures on February 14, 2023.

In respect of the above transactions, the acquired assets and assumed liabilities, together with acquired processes and employees, represent a business as defined in ASC 805, Business Combinations. The transactions were accounted for as a reverse acquisition using the acquisition method of accounting with GIGA treated as the legal acquirer and GWW treated as the accounting acquirer. In identifying GWW as the acquiring entity for accounting purposes, GIGA and GWW took into account a number of factors, including the relative voting rights, executive management and the corporate governance structure of the Company. GWW is considered the accounting acquirer since the Company controls the board of directors of GIGA following the transactions and received a 71.2% beneficial ownership interest in GIGA. However, no single factor was the sole determinant in the overall conclusion that GWW is the acquirer for accounting purposes; rather all relevant factors were considered in arriving at such conclusion.

The fair value of the purchase consideration is $8.2 million, consisting of $4.0 million for GIGA’s common stock and prefunded warrants, $0.35 million fair value of vested stock incentives and $3.8 million for cash consideration paid to existing preferred stockholders.

The Company estimated the fair values of assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. The income method to measure the fair value of intangible assets, is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflected a consideration of other marketplace participants and included the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions.

The total purchase price to acquire GIGA has been allocated to the assets acquired and assumed liabilities based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The fair value of the acquired assets and assumed liabilities as of the date of acquisition are based on preliminary estimates assisted, in part, by a third-party valuation expert. The estimates are subject to change upon the finalization of appraisals and other valuation analyses, which are expected to be completed no later than one year from the date of acquisition. Although the completion of the valuation activities may result in asset and liability fair values that are different from the preliminary estimates included herein, it is not expected that those differences would alter the understanding of the impact of this transaction on the consolidated financial position and results of operations of the Company.

The preliminary purchase price allocation is as follows (In thousands):

Description	Preliminary Allocation
Common stock exchanged	$4,055
Fair value of GIGA equity awards	349
Cash consideration paid to existing preferred stockholders	3,794
Total consideration	$8,198

Identifiable net assets acquired (liabilities assumed)
Cash	$107
Trade accounts receivables	536
Inventories	5,180
Prepaid expenses	116
Accrued revenue	363
Property and equipment	331
Right-of-use asset	370
Other long-term assets	446
Intangible assets:
Tradename (12 year estimated useful life)	1,040
Developed Technology (8 year estimated useful life)	1,410
Existing customer relationships (15 year estimated useful life)	3,910
Accounts payable	(2,831)
Loans payable, net of discounts and issuance costs	(1,687)
Accrued payroll and benefits	(1,488)
Lease obligations	(491)
Other current liabilities	(368)
Other non-current liabilities	(17)
Net assets acquired	6,927
Goodwill	$1,271

Unaudited Pro Forma Financial Information:

The following unaudited pro forma consolidated results of information for the three and nine months ended September 30, 2022 have been prepared as if the GIGA transaction had occurred on January 1, 2022 (In thousands):

	Three Months Period Ended September 30, 2022			Nine Months Period Ended September 30, 2022
Description	GWW	GIGA	Total	GWW	GIGA	Total
Revenue	$6,874	$909	$7,783	$20,621	$909	$21,530
Net loss	(796)	(107)	(903)	(3,254)	(107)	(3,361)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 8. Intangible Assets, net

Intangible assets, net, are comprised of the following (In thousands):

Category	Useful Life	September 30, 2022	December 31, 2021
Trademark	Indefinite life	$1,449	$1,546
Tradename	12 years	1,040	—
Customer list	10-16 years	7,017	3,488
Developed technology	8 years	1,410	—
Domain name and other intangible assets	5 years	626	713
		11,542	5,747
Less: accumulated depreciation and amortization		(1,791)	(1,712)
Intangible assets, net		$9,751	$4,035

Amortization expense for the nine months periods ended September 30, 2022 and 2021 was $276,000 and $296,000, respectively.

Amortization expense for the three months periods ended September 30, 2022 and 2021 was $72,000 and $130,000, respectively.

The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter (In thousands):

Fiscal Year	September 30, 2022
2022 (remainder)	$282
2023	873
2024	743
2025	743
2026	1,095
2027	1,003
Thereafter	3,563
$8,302

Note 9. Goodwill

The Company’s goodwill increased by $1.3 million due to the GIGA acquisition on September 8, 2022. The following table summarizes the changes in our goodwill for the nine months ended September 30, 2022 and the year ended December 31, 2021 (In thousands):

Description	Goodwill
Balance as of January 1, 2021	$9,645
Effect of exchange rate changes	167
Balance as of December 31, 2021	9,812
Acquisition of GIGA on September 8, 2022	1,271
Effect of exchange rate changes	(891)
Balance as of September 30, 2022	$10,192

Note 10. Other Current Liabilities

As of September 30, 2022 and December 31, 2021, other current liabilities consists of the following (In thousands):

Category	September 30, 2022	December 31, 2021
Accrued payroll and payroll taxes	$2,763	$1,317
Deferred revenue	1,104	401
Warranty liability	—	47
Other accrued expense	12	130
Other current liabilities	$3,879	$1,895

Note 11. Leases

Operating leases

We have operating leases for office space. Our leases have remaining lease terms from 9 months to 8.75 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet category as of September 30, 2022 and December 31, 2021 (In thousands):

Description	September 30, 2022	December 30, 2021
Operating right-of-use assets	$4,033	$4,333
Operating lease liability - current	$1,124	$659
Operating lease liability - non-current	$3,076	$3,712

The components of lease expenses for the three and nine months ended September 30, 2022, were as follow (In thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$248	$783

The following table provides a summary of other information related to leases for the nine months ended September 30, 2022 (In thousands):

Nine Months Ended
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$767
Right-of-use assets obtained in exchange of new operating lease liabilities	$86
Weighted-average remaining lease term - operating leases	7.6 years
Weighted-average discount rate - operating leases	8%

The Company determined that using a discount rate of 8% is reasonable, as this is consistent with the mortgage rates for commercial properties for the time period commensurate with the terms of the leases.

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2022 are as follow (In thousands):

Fiscal Year	Operating leases
2022 (remaining)	$896
2023	2,921
2024	1,838
2025	1,455
2026	642
2027	367
Thereafter	1,145
Total future minimum lease payments	9,264
Less: imputed interest	(5,064)
Present value of lease liabilities	$4,200

Note 12. Notes Payable

Notes payable at September 30, 2022 and December 31, 2021, were comprised of the following (In thousands):

	Interest rate	September 30, 2022	December 31, 2021
Short-term bank credit	4.4%	$1,606	$949
Financed receivables	Greater of prime or 4.5% plus one percent	711	—
Other short-term notes payable	3.0%	462	12
Total notes payable		2,779	961
Less: current portion		(2,430)	(961)
Notes payable - long-term portion		$349	$—

Enertec short-term bank credit and secured promissory mote

At September 30, 2022 and December 31, 2021, Enertec had short-term bank credit of $1.6 million and $0.9 million, respectively, that bears interest at 4.35% annually, paid either on a monthly or weekly basis. Further, Enertec has undertaken to comply with certain covenants under its bank loan.

GIGA financed receivables

The Company has a business financing agreement (”Financing Agreement”) with Western Alliance Bank. Under the Financing Agreement, the Company may borrow up to 85% of the amounts of customer invoices issued by the Company, up to a maximum of $2.5 million in aggregate advances outstanding at any time.

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

The Financing Agreement contains customary events of default, including, among others: non-payment of principal, interest or other amounts when due; providing false or misleading representations and information; Western Alliance Bank failing to have an enforceable first lien on the collateral; cross-defaults with certain other indebtedness; certain undischarged judgments; bankruptcy, insolvency or inability to pay debts; and a change of control of the Company. Upon the occurrence and during the continuance of an event of default, the interest rate on the outstanding borrowings increases by 500 basis points and the bank may declare the loans and all other obligations under the Financing Agreement immediately due and payable. Western Alliance Bank waived the potential change in control default in relation to the Acquisition.

At September 30, 2022 and December 31, 2021, the Company’s total outstanding borrowings under the Financing Agreement were $711,000 and $0, respectively, and are included under current liabilities in notes payable on the condensed consolidated balance sheets.

Note 13. Notes Payable, Related Parties, net

Notes payable, related parties, net on September 30, 2022 and December 31, 2021, were comprised of the following (In thousands):

	Interest rate	September 30, 2022	December 31, 2021
Ault Lending	10.0%	$1,300	$—
Convertible note from BitNile	10.0%	4,392	—
Total notes payables, related parties		5,692	—
Less: issuance cost		(15)	—
Notes payable, related parties, net		$5,677	$—

On September 8, 2022, BitNile loaned the Company $4,250,000 by purchasing a convertible note (the “Convertible Note”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) upon the closing of the consummation of the transactions contemplated by the Securities Purchase Agreement (the “Business Combination”). The Convertible Note carries an interest rate of 10% per annum and matures on February 14, 2023.

The holder may at any time elect to convert in whole or in part, the outstanding principal and interest under the Convertible Note into shares of the Company’s common stock at a conversion price of $3.20 per share (the “Conversion Shares”). In addition, all principal and outstanding interest under the Convertible Note will automatically convert to the Company’s common stock upon the closing of an underwritten public offering of common stock with net proceeds (net of underwriters’ discounts and selling commissions) of at least $25 million (the “Proposed Offering”). The Convertible Note may not be converted to the extent the holder would, as a result of such conversion, beneficially own in excess of 4.99% of the Company’s common stock. The holder may increase this limit to 9.99% on 61 days’ notice to us.

The Convertible Note is secured by all of the Company’s assets and the assets of the Company’s subsidiaries pursuant to a security agreement (the “Security Agreement”). The Convertible Note contains customary events of default (each an “Event of Default”). If an Event of Default occurs, interest under the Convertible Note will accrue at a rate of 18% per annum and the outstanding principal amount of the Convertible Note, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Convertible Note will become, at the Convertible Note holder’s election, immediately due and payable in cash.

The Company may prepay all or a portion of the outstanding principal amount of the Convertible Note at a premium that increases over the term, ranging from 5% to 25%. If the Company completes a public or private offering of $5.0 million or more of its common stock (net of underwriting discounts and commission) prior to the maturity date, the Company must prepay all or part of the principal amount of the Convertible Note outstanding at a premium that increases over the term, ranging from 5% to 25% using up to 50% of the proceeds from the Proposed Offering. However, if the Company closes the Proposed Offering, the principal of the Convertible Note will be applied toward BitNile’s $10 million purchase of the Company’s common stock.

The Company accounts for its Convertible note under ASC 815, “Derivatives and Hedging”. Under ASC 815-15-25, an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible note. Using the fair value option, the Convertible note is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible note are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and comprehensive (loss) income. The fair value of the Convertible note liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the probability-weighted expected term method (“PWERM”) to value the Convertible note liability. This approach involved the estimation of future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome. The Company assigned 82.5% probability to the Convertible note liability remaining outstanding until maturity and 17.5% probability of default on Convertible note, since the probability of a qualified or non-qualified financing in the near-term was assessed at 0%. The Company calculated the present value of the Convertible note payoff on the maturity date using the income approach, which focuses on the income-producing capability of a business and estimated value based on the expectation of future cash flows. Key assumption used in the calculation included the discount rate, which was calculated using term-matched market yields for CCC rated corporate paper and an incremental company specific risk premium. The Company also considered the probability of GIGA shares trading above the conversion price of $3.25 (fixed price conversion option), in which case voluntary conversion was assessed to be likely just before maturity. The incremental value of such conversion was assessed using a Black-Scholes model. Significant assumptions used in Black-Scholes model include volatility, risk-free rate and expected term. After taking into consideration the PWERM of this scenario, the Company arrived at the fair value of the Convertible note liability.

At Closing date, the Convertible note liability is valued and recorded at $4.4 million. The change in value was de minimis at September 30, 2022.

In addition, the Company agreed to indemnify BitNile against losses from its breach of its covenants, representations and warranties under the Securities Purchase Agreement pursuant to which the Company issued the Convertible Note.

The Company also entered into a registration rights agreement with BitNile (the “Registration Rights Agreement”) requiring the Company to file a registration statement with the SEC within 15 days of the voluntary conversion of the Convertible Note by BitNile or in connection with a non-qualified public offering. The Registration Rights Agreement contains customary terms and conditions, certain liquidated damages provisions for failing to comply with the timing obligations for the filing and effectiveness of the registration statement, and certain customary indemnification obligations.

Of the $4,250,000 loaned to the Company, it used $3,794,000 to redeem all of its preferred stock that was outstanding prior to the Closing Date. The Company previously entered into repurchase agreements with the holders of the outstanding shares of its preferred stock. The preferred stock holders include Lutz Henckels the Company’s Chief Financial Officer who is receiving $246,000 and Thomas Vickers, a member of the Company’s Board of Directors who is receiving $116,000.

At September 30, 2022, the Company has an outstanding loan of $1,300,000 from Ault Lending, an affiliate of BitNile that is included in Notes payable, related party, net, of discounts and issuance costs on the unaudited condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company has outstanding accrued interest of $116,000 and $0, respectively, that are included in Accounts payable and accrued expenses, related party on the unaudited condensed consolidated balance sheets.

Note 14. Related Party Transactions

Allocation of General Corporate Expenses

BitNile provides human resources, accounting, and other services to GWW. GWW obtained its business insurance under BitNile. The accompanying financial statements include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to GWW by using the GWW and its subsidiaries’ revenue as a percentage of total revenue of BitNile. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the costs that would have been incurred had the Company been a stand-alone entity or of costs of future services. BitNile allocated these costs as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Related party transactions	$210	$348	$1,030	$695

Net Transfers From BitNile

The GWW received funding from BitNile to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses, GWW received $0.7 million and $5.0 million from BitNile for the nine months ended September 30, 2022 and 2021, respectively, and $0.3 million for the three months ended September 30, 2022 and 2021, which were included in Common Stock.

The Company also received $1.3 million and $2.5 million in advances during the three and nine months ended September 30, 2022 which are included in Short term advances, related party on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company has outstanding Short term advances, related party of $2.5 million and $0, respectively.

Note 15. Stock-based Compensation

On May 25, 2021, GWW issued its executives options to purchase an aggregate total of 100,000 shares of GWW Class A common stock, at an exercise price per share of $14.84. 50% of the options vested immediately. The remaining 50% vest pro-rata monthly over 3 years. Additionally, the executives were granted RSUs to acquire an aggregate of 50,000 shares of GWW Class A common stock, vesting annually over a three-year term. Upon the Acquisition on September 8, 2022 the 100,000 shares of GWW options converted to 499,751 options to purchase common shares of the Company with an exercise price of $2.97 per share and 50,000 RSUs of GWW were converted to 249,875 RSUs for common shares of the Company. Additionally, on acquisition the Company assumed 301,380 stock options granted and outstanding under GIGA’s Equity Incentive Plans. All options expires ten years from the grant date.

The stock-based compensation expense included in Net loss for the three months ended September 30, 2022 and 2021 was $56,000 and $42,000, respectively. The stock-based compensation expense included in Net loss for the nine months ended September 30, 2022 and 2021 was $139,000 and $587,000, respectively, based on the estimated fair value of the options on the date of issuance. The estimated fair value of the options was based on observable market prices of BitNile’s common stock and extrapolated to GWW based upon its relative fair value within BitNile as determined by equal weighting of revenues, operating income, and net tangible assets between BitNile’s subsidiaries. As of September 30, 2022, there was $390,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements expected to be recognized over a weighted average period of 1.7 years.

As of September 30, 2022, a total of 801,131 stock options are outstanding at weighted average exercise price of $3.59 and a weighted average remaining contractual term of 7.97 years. Of the options outstanding, 643,225 options are fully vested with an weighted average exercise price of $3.70 and a weighted average remaining contractual term of 7.83 years.

Note 16. Increase in Ownership Interest of Subsidiary

On July 1, 2022, GWW acquired an additional 444,444 newly issued shares of Microphase to increase its ownership interest in Microphase from 54.56% of 63.07% in exchange for consideration of $1 million.

Note 17. Stockholder’s Equity

Amendments to Certificate of Incorporation

On September 22, 2022, the Company filed a Certificate of Amendment to the Articles of Incorporation (the “Amendment”) with the California Secretary of State to increase the number of shares the Company is authorized to issue to 101,000,000 shares by increasing the number of authorized shares of common stock from 13,333,333 shares to 100,000,000 shares.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock with no par value.

The Company had authorized Series A convertible preferred stock of 250,000. No shares are issued and outstanding.

The Company had issued series B through E preferred stock which were redeemed with the business combination (See Note 7 - Business Combination).

On September 8, 2022, the Company issued BitNile, as part of the consideration for the acquisition of GWW, 514.8 shares of Series F. The terms, preferences and rights of holders of the Series F are set forth in the Certificate of Determination which was filed with the California Secretary of State, on August 23, 2022.

Seniority and Liquidation Preference

The Series F ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of its affairs. The Series F has a liquidation preference of $25,000 per share. The 514.8 shares of Series F have an aggregate liquidation preference of $12,870,140.

Conversion Right

Shares of Series F are convertible into the Company’s common stock at the holder’s option at a conversion price of $3.25 per share, subject to customary adjustments for stock splits (including the reverse split). The 514.8 shares of Series F that were issued to BitNile upon the consummation of the transactions contemplated by the Agreement are convertible into an aggregate of 3,960,043 shares of the Company’s common stock. If converted in a public offering of the Company’s stock, the conversion price will be at the public offering price less underwriting discounts and commissions.

Dividend Rights

Holders of Series F are entitled to participate with the Company’s common stock and receive such dividends and distributions as they would receive if their shares of Series F are converted to common stock. The Company may not pay dividends without the consent of the holders of the Series F. Holders of Series F are also entitled to such dividends as the Board may declare on shares from time to time, if any.

Voting Rights; Board Representation

Holders of Series F have the right to vote on matters submitted to a vote of the holders of common stock on an as-converted basis unless required by applicable law. In addition, holders of Series F are entitled to elect four of the Company’s seven directors.

Approval Rights for Certain Matters

For so long as BitNile consolidates the Company as a subsidiary of BitNile for financial reporting purposes, the Company will require prior approval of the holders of the Series F to incur indebtedness in excess of $1 million per individual transaction or $2.5 million in the aggregate or to complete a merger, acquisition or purchase of assets where the aggregate consideration is valued at more than $1 million. Holders of the Series F have separate class approval rights over certain specified actions that would affect the rights of holders of the Series F.

Preemptive/Participation Rights

If the Company sells any voting stock, or securities representing the right to acquire its voting stock, holders of Series F have the right to purchase, at the same price as other participants in the offering, a pro rata portion of such securities based on their aggregate voting power held such that they may maintain the percentage of voting power held. This participation right does not apply to certain exercises and conversions of outstanding securities, certain issuances pursuant to equity incentive plans and certain public offerings of the Company’s common stock of $25 million or more. This participation right terminates upon the earlier of the date that holders of Series F cease to beneficially own at least 50% of the Company’s common stock or September 8, 2027.

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of any surplus of assets upon liquidation of the Company.

Note 18. Commitments and Contingencies

Other Litigation Matters

The Company is periodically involved in litigation arising from other matters in the ordinary course of business. The Company is regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. The Company records a liability when it believes that it is probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the reasonably possible loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

With respect to the Company’s other outstanding matters, based on the Company’s current knowledge, the Company believes that the amount or range of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

Note 19. Segment Information

The Company has two reportable segments as of September 30, 2022. Prior to the Acquisition, GWW operated as two operating segments but aggregated its results into one reportable segment based on similarity in economic characteristics, other qualitative factors and the objectives and principals of ASC 280, Segment Reporting.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the three and nine months ended September 30, 2022:

	Three Months Period Ended September 30, 2022			Nine Months Period Ended September 30, 2022
Description	Defense and Power Systems	RF Solutions	Total	'Defense and Power Systems	RF Solutions	Total
Revenue	$6,121	$1,662	$7,783	$17,106	$4,424	$21,530
Cost of revenue	$4,240	$1,209	$5,449	$11,835	$3,182	$15,017
Gross profit	$1,881	$453	$2,334	$5,271	$1,242	$6,513
Operating expenses	$2,259	$937	$3,196	$6,776	$2,647	$9,423
Other income (expense), net and income tax benefit (provision)	$(32)	$(9)	$(41)	$(295)	$(156)	$(451)
Net loss	$(410)	$(493)	$(903)	$(1,800)	$(1,561)	$(3,361)
Assets (at period end)	$32,209	$16,056	$48,265	$32,209	$16,056	$48,265

Note 20. Subsequent Events

On October 20, 2022, the Company received an advance of $300,000 from BitNile.

On November 2, 2022, the Company received an additional advance of $250,000 from BitNile.

On November 17, 2022, the Company received an additional advance of $250,000 from BitNile.

On November 20, 2022, Ault Lending extended the maturity of the $1.3 million loan from November 14, 2022 to February 14, 2023, effective October 28, 2022. All other terms of the loan remain unchanged.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On September 8, 2022, the Company acquired 100% of the capital stock of Gresham Holdings, Inc. (formerly known as Gresham Worldwide, Inc.) (”GWW”) from BitNile Holdings, Inc. a Delaware corporation (”BitNile”) in exchange for 2,920,085 shares of the Company’s common stock and 514.8 shares of Series F Convertible Preferred Stock that are convertible into an aggregate of 3,960,043 shares of the Company’s common stock. The Company also assumed GWW’s outstanding equity awards representing the right to receive up to 749,626 shares of the Company’s common stock, on an as-converted basis.

The transaction is accounted for as a reverse recapitalization with GWW being the accounting acquirer and Giga-tronics Incorporated (”GIGA”) being the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represent the accounts of GWW and its wholly owned subsidiaries. The shares and net loss per common share prior to the business combination have been retroactively restated reflecting the exchange ratio established in the business combination.

GIGA manufactures specialized electronic equipment for use in military test and airborne operational applications. Our operations consist of two business segments, the “RF Solutions” group and the “Defense and Power Systems” group. The RF Solutions group consists of 2 divisions, Microphase Corporation (”Microphase”) located in Connecticut, and Microsource Inc. (”Microsource”) located in California. The group designs and manufactures custom microwave products for military applications on the air, on land and at sea and generates revenue mostly through sole-source production contracts for custom engineered components and RADAR filters. Microsource produces tunable filters for the F-15D, F-16 and F/A-18E aircraft. These filters solve an interference problem that occurs between the aircraft’s RADAR system and the onboard electronic warfare suite when these older aircrafts receive upgraded RADAR systems. Microphase produces fixed filters for the F35 aircraft, shipboard applications and jammer systems to counter improvised explosive devices on land and produces log-video amplifiers for European military aircraft as well as for the U.S. Air Force B1B bomber. The engineering of each filter variant is typically funded by governments through the respective US or European prime contractors.

The Defense and Power Systems group consists of three subsidiaries and one division, namely Gresham Power Electronics Ltd. (”Gresham Power”) and Relec Electronics Ltd. (”Relec”) located in the United Kingdom which primarily produce power conversion systems, and Enertec Systems 2001 Ltd. (”Enertec”) located in Israel and the GIGA division located in California and New Hampshire primarily producing systems and providing services for the defense industries.

Gresham Power is located in Salisbury, England. Gresham Power designs, manufactures and sells power electronics and system solutions mainly for customers in the United Kingdom and the European Union. Its offerings include power conversion, power distribution equipment, frequency rectifiers, Direct Current (”DC”)/Alternating Current (”AC”) inverters and Uninterruptible Power Supply products. Gresham Power’s defense business specializes in the field of naval power distribution products. Gresham Power systems can be found on the vessels of the navies of fifteen different countries. The Company recently expanded its power electronics offerings to support land-based military vehicles, e.g., trucks, armored troop carriers and tanks.

Relec was established in 1978 with the aim of providing specialized power electronics offerings to support professionals in the electronics industry. Relec markets and distributes power conversion electronics and ruggedized display solutions for mission critical rail, industrial, medical, telecom and military applications. An essential part of Relec’s solutions offerings centers on providing the right power electronics to meeting a customer specific requirement, specializing in AC-DC Power Supplies, DC-DC converters, ruggedized displays and Electromagnetic Compatibility (”EMC”) filters. The majority of Relec’s revenues come from customers within the United Kingdom.

Based in Israel, Enertec designs, develops, manufactures and maintains advanced end-to-end high technology electronic solutions for military and medical markets. Enertec’s primary customers include military prime contractors in Israel. In addition, Enertec has a strategic partnership to build and deliver solutions for the Indian military. The Company also designs, develops, manufactures and maintains high precision calibration equipment for lifesaving cardiac catheters for a global health care company. Enertec delivers complete end-to-end project management with requirements definition, systems engineering, design/development, production, testing, integration, field support, maintenance, and optimization. Enertec is Israel’s largest, most well-established developer of test equipment and simulators. It develops and manufactures test systems and simulators for all types of weapons systems at all levels of maintenance, development, and integration. The Company is currently working on developing a new generation of electronic cards and assemblies to build a new generation of test systems.

GIGA participates in the electronic warfare test segment with modular microwave up and down converters, its real-time Threat Emulation System (”TEmS”) and its integrated playback and record solutions. The GIGA solutions are architected like a RADAR system but built like a test system. The Company believes this approach differentiates our TEmS system from the competing solutions and provides a better correlation between laboratory tests and actual field results. The platform was specifically designed to address the need for multiple test channels and delivers a product that is smaller, more flexible, much easier to use and much lower in cost than those previously available.

COVID-19 Impact

The Company’s businesses were materially affected by the COVID-19 pandemic. The disruptions caused by the pandemic included temporary closures of its facilities, including a shutdown of its Microphase facility in Connecticut for three weeks in December 2020 and suspension of production operations for its Gresham Power located in Salisbury, United Kingdom from March 19, 2020 until June 2020 and from November

2020 until the Spring of 2021. This resulted in a significant decrease of revenue in December 2020 and a decrease in January to February 2021. In addition, Gresham Power experienced substantial revenue decreases while shut down. In January 2022, Israel experienced a fifth wave of COVID-19 with the Omicron variant. Many of Enertec’s workers became ill and/or worked from home. Despite this disruption, it did not materially impact Enertec’s operations.

GWW and GIGA also incurred expenses related to implementing the workplace safety protocols and adjusting remote working arrangements. Most of its non-production employees currently work remotely. However, not all employees are as efficient working remotely and its business may be adversely affected as the result. Additionally, certain employees at GWW’s production facilities must continue to work on site to continue manufacture for essential government programs.

Further, GWW and GIGA experienced an increase in the average length of sales cycles to onboard new customers and delays in new projects, which could materially adversely impact its business, results of operations, and financial condition in future periods. As a result of the COVID-19 pandemic, the American, Israeli and United Kingdom economies have sustained material slowdowns during part of the pandemic. While people continue to be infected with COVID-19, the serious illnesses and deaths have diminished. As new variants rise, this trend may not continue. Because of the uncertainty surrounding COVID-19, we cannot be certain whether COVID-19 will adversely affect us in the future.

Critical Accounting Policies

Business Combination

We allocate the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired customer relations, technology, tradenames and know how are recognized at fair value. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. We include the results of operations of the business that we have acquired in our consolidated results prospectively from the date of acquisition.

Results of Operations

New orders by reporting segment are as follows for the respective periods (In thousands):

	Three Months Ended
Segment	September 30, 2022	September 30, 2021	$ Change	% Change
Defense and Power Systems	$7,316	$7,054	$262	4%
RF Solutions	1,110	1,430	(320)	(22)%
Total	$8,426	$8,484	$(58)	(1)%

	Nine Months Ended
Segment	September 30, 2022	September 30, 2021	$ Change	% Change
Defense and Power Systems	$23,291	$15,955	$7,336	46%
RF Solutions	4,661	7,109	(2,448)	(34)%
Total	$27,952	$23,064	$4,888	21%

New orders received in the third quarter of fiscal 2022 were $8.4 million as compared to $8.5 million in the third quarter of fiscal 2021. The Defense and Power Systems group booked $7.3 million in the third quarter of fiscal 2022, as compared to $7.1 million booked in the third quarter of fiscal 2021. The RF Solutions group booked $1.1 million in the third quarter of fiscal 2022 as compared to $1.4 million in the third quarter of fiscal 2021.

New orders booked in the nine months ended September 30, 2022 increased by 21% to $28.0 million from $23.1 million for the nine months ended September 30, 2021 The Defense and Power Systems group increased bookings by 46% to $23.3 million for the nine months ended September 30, 2022 from $16.0 million for the nine months ended September 30, 2021. The RF solutions group experienced a decline in bookings in the nine months ended September 30, 2022 of 34% to $4.7 million.

The following table shows order backlog and related information at the end of the respective periods (In thousands):

	As of
Segment	September 30, 2022	September 30, 2021	$ Change	% Change
Defense and Power Systems	$20,992	$14,451	$6,541	45%
RF Solutions	10,371	6,947	3,424	49%
Total	$31,363	$21,398	$9,965	47%

Backlog as of September 30, 2022 increased 47% compared to September 30, 2021 primarily due to a 46% increase in bookings for Defense and Power Systems. The RF solutions group increased its backlog by 49% to $10.4 million in the nine months ended September 30, 2022 from $6.9 million in nine months ended September 30, 2021. This was primarily due to a large filter order from a US prime contractor of $3.2 million and due to several video contracts totaling $2.1 million from a European prime contractor.

The allocation of net revenue was as follows for the periods shown (In thousands):

	Three Months Ended
Segment	September 30, 2022	September 30, 2021	$ Change	% Change
Defense and Power Systems	$6,121	$4,830	$1,291	27%
RF Solutions	1,662	1,543	119	8%
Total	$7,783	$6,373	$1,410	22%

	Nine Months Ended
Segment	September 30, 2022	September 30, 2021	$ Change	% Change
Defense and Power Systems	$17,106	$13,672	$3,434	25%
RF Solutions	4,424	5,526	(1,102)	(20)%
Total	$21,530	$19,198	$2,332	12%

The Defense and Power Systems group generated net revenue of $6.1 million during the three months ended September 30, 2022, a 27% increase from the three months ended September 30, 2021. The increase was primarily due to the addition of $0.8 million of GIGA revenue for the period of September 8, 2022 through September 30, 2022. The RF solutions group increased revenue by 8% to $1.7 million in the third quarter of fiscal 2022.

For the nine months ended September 30, 2022 the Defense and Power Systems group increased revenue by $3.4 million to $17.1 million. Increased sales were primarily due to customers placing orders earlier for higher volume because of extended delivery times related to supply chain issues as well as the addition of $0.8 million of revenue from the GIGA acquisition. The RF solutions group had a 20% decrease in revenue largely due to supply chain issues for its video products.

Cost of revenue and gross profit were as follows for the periods shown (In thousands):

	Three Months Ended		Three Months Ended
Segment	September 30, 2022	% of Segment Revenue	September 30, 2021	% of Segment Revenue
Defense and Power Systems	$4,240	69%	$3,316	69%
RF Solutions	1,209	73%	714	46%
Total cost of revenue	$5,449	70%	$4,030	63%

Gross profit	$2,334	30%	$2,343	37%

	Nine Months Ended		Nine Months Ended
Segment	September 30, 2022	% of Segment Revenue	September 30, 2021	% of Segment Revenue
Defense and Power Systems	$11,835	87%	$9,164	55%
RF Solutions	3,182	61%	3,818	63%
Total cost of revenue	$15,017	70%	$12,982	68%

Gross profit	$6,513	30%	$6,216	32%

Gross profit was $2.3 million for both the three months ended September 30, 2022 and the three months ended September 30, 2021. The primary reason for the flat gross profits was a decrease in gross margins of the RF Solutions products. The decrease in gross margins was primarily caused by increased freight costs and inflation from pandemic driven supply chain issues.

Gross profits for the nine months ended September 30, 2022 increased by $300,000 to $6.5 million. Gross margins decreased slightly to 30% from 32% largely due to the lower gross margins in the third quarter of fiscal 2022 as described above.

Operating expenses were as follows for the periods shown (In thousands):

	Three Months Ended
Category	September 30, 2022	September 30, 2021	$ Change	% Change
Research and development	$450	$453	$(3)	(1)%
Selling and marketing and general and administrative	2,746	1,818	928	51%
Total	$3,196	$2,271	$925	41%

	Nine Months Ended
Category	September 30, 2022	September 30, 2021	$ Change	% Change
Research and development	$1,364	$1,190	$174	15%
Selling and marketing and general and administrative	8,059	7,044	1,015	14%
Total	$9,423	$8,234	$1,189	14%

Total operating expenses increased 41% or $0.9 million in the third quarter of fiscal 2022 as compared with the third quarter of fiscal 2021. Research and development expenses were relatively unchanged at $450,000. Selling, general and administrative expenses increased by 51% primarily due to transaction expenses related to combining GWW with GIGA and the addition of $364,000 of GIGA expenses for the period of September 8, 2022 to September 30, 2022.

For the nine months period of fiscal 2022, operating expenses increased by $1.2 million primarily due to the increase in operating expenses in the third fiscal quarter as described above and the addition of business development resources to drive growth.

Other income (expenses), net were as follows for the periods shown (In thousands):

	Three Months Ended
Category	September 30, 2022	September 30, 2021	$ Change	% Change
Interest expense, related party	$(208)	$(58)	$(150)	259%
Interest expense	$(23)	$(97)	$74	(76)%
Change in fair value of marketable equity securities	$—	$(257)	$257	(100)%
Foreign currency exchange adjustment	$175	$(50)	$225	—%
Interest and other income	$—	$40	$(40)	(100)%
Other income (expense)	$5	$5	$—	—

	Nine Months Ended
Category	September 30, 2022	September 30, 2021	$ Change	% Change
Interest expense, related party	$(395)	$(260)	$(135)	52%
Interest expense	$(171)	$(209)	$38	(18)%
Change in fair value of marketable equity securities	$—	$(162)	$162	(100)%
Foreign currency exchange adjustment	$44	$(114)	$158	(139)%
Realized gain on marketable equity securities	$—	$397	$(397)	(100)%
Gain on extinguishment of debt	$—	$447	$(447)	(100)%
Interest and other income	$1	$40	$(39)	(98)%
Other income (expense)	$67	$13	$54	415%

For the three months ended September 30, 2022, interest expenses to related party increased by $150,000 due to the Company entering into notes payable of $5.6 million and short-term advances of $2.5 million. In addition, the Company experienced favorable foreign exchange adjustments from the New Israeli Shekel currency.

For the first nine months of fiscal 2022, interest expense to related party increased by 52% due to the new notes and short-term advances described above. Interest expenses of notes payable decreased by 18%. During the first nine months of fiscal 2021, the Company was able to extinguish its paycheck protection program loan debt of $447,000 and in addition realized gains on marketable securities of $397,000 partially offset by the change in the fair value of these marketable securities of $162,000. The Company liquidated these marketable securities in fiscal 2021 and had no further gains or losses in fiscal 2022.

Net Loss

Net loss was as follows for the periods shown (In thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$7,783	$6,373	$21,530	$19,198
Cost of revenue	5,449	4,030	15,017	12,982
Gross profit	2,334	2,343	6,513	6,216

Operating expenses	3,196	2,271	9,423	8,234
Other income (expense), net	(51)	(417)	(454)	152
Income tax (provision) benefit	10	(18)	3	(139)
Net loss	(903)	(363)	(3,361)	(2,005)
Net income (loss) attributable to non-controlling interest	166	(63)	501	(93)
Net loss available to common stockholders	$(737)	$(426)	$(2,860)	$(2,098)

Net loss attributable to common shareholders for the third quarter of fiscal 2022 was $737,000, compared to a net loss of $426,000 recorded in the third quarter of fiscal 2021. The $311,000 increase in losses during the third quarter of fiscal 2022 was primarily due to higher operating expenses due to transaction related costs.

Net loss attributable to common shareholders for the nine months ended September 30, 2022 was $2.9 million compared to a loss of $2.1 million for the nine months ended September 30, 2021. The increase of $0.8 million in losses was primarily due to higher operating expenses in the third quarter of fiscal 2022.

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements included elsewhere in this filing (In thousands):

	Nine Months Ended
Category	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(1,527)	$(1,930)
Net cash used in investing activities	(4,249)	(256)
Net cash provided by financing activities	6,539	2,960
Effects of exchange rate changes on cash and cash equivalents	(279)	(224)
Net increase in cash	484	550

Cash and cash equivalents at beginning of period	1,599	1,190
Cash and cash equivalents at end of period	$2,083	$1,740

Cash Flows from Operating Activities

During the nine months ended September 30, 2022, cash used in the operating activities was $1.5 million as compared to $1.9 million for the nine months ended September 30, 2021. The primary use of cash was to finance net losses.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another primarily due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months period ended September 30, 2022 was $4.2 million which was primarily due to the acquisition of GIGA, net of cash received.

Cash used in investing activities for the nine months period ended September 30, 2021 was $0.3 million which was primarily due to the purchase of property and equipment for $0.7 million offset by the sale of marketable equity securities for $0.4 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months period ended September 30, 2022 was $6.5 million which was primarily due to proceeds from notes payable.

Cash provided by financing activities for the nine months period ended September 30, 2021 was $3.0 million which was primarily due to the capital contributions from BitNile.

Non-GAAP Financial Measures

A Non-GAAP financial measure is generally defined by the Securities and Exchange Commission (”SEC”) as a numerical measure of a company’s historical or future performance, financial position or cash flows that includes or excludes amounts from the most directly comparable measure under GAAP. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to, our reported results prepared in accordance with GAAP. Users of this financial information should consider the types of events and transactions that are excluded from these measures.

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

The reconciliation of our Net loss to EBITDA and Adjusted EBITDA is as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(903)	$(363)	$(3,361)	$(2,005)
Net income (loss) attributable to non-controlling interest	166	(63)	501	(93)
Net loss attributable to common shareholders	(737)	(426)	(2,860)	(2,098)
Depreciation and amortization	448	894	1,242	1,391
Interest and taxes	(221)	(133)	(562)	(568)
EBITDA	(510)	335	(2,180)	(1,275)

Adjustments:
Stock-based compensation	56	42	139	587
Change in fair value of marketable equity securities	—	(257)	—	(162)
Realized gain on marketable equity securities	—	—	—	397
Gain on extinguishment of debt	—	—	—	447
Other expenses, net	5	5	67	13
Foreign currency exchange adjustment	175	(50)	44	(114)
Adjusted EBITDA	$(274)	$75	$(1,930)	$(107)

Liquidity and Capital Resources

	As of
Category (In thousands)	September 30, 2022	December 31, 2021
Cash	$2,083	$1,599
Total current assets	$21,426	$13,532
Total current liabilities	$21,743	$7,693
Working Capital	$(317)	$5,839

Our primary sources of liquidity has historically been funded by our parent company BitNile. We expect for a limited exception, BitNile will cease funding us in the near future.

Without the availability of working capital from BitNile, unless we are successful in securing additional financing from third parties, we believe that we will not have sufficient cash to meet our needs over the next 12 months as well as BitNile’s position as a secured creditor. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases and inventory purchase commitments.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses as described herein.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

•
The company does not have sufficient resources in its accounting function, which restricts its ability to gather, analyze and properly review information related to financial reporting in a timely manner.
•
Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transaction should be performed by separate individuals.
•
Our primary user access controls (i.e., provisioning, de-provisioning, privileged access and user access reviews) to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes.
•
Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. Specifically, in connection with the preparation of our financial statements as of September 30, 2022.

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses, specifically relating to user access and change management surrounding our information technology systems and applications. Management will continue to implement measures to remediate material weaknesses, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing design and documentation related to both user access and change management processes and control activities; and (ii) developing and communicating additional policies and procedures to govern the area of information technology change management.

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the following:

·	Formalizing our internal control documentation and strengthening supervisory reviews by our management; and

·	When there are business operations and cash to justify the additional expenses, adding additional accounting personnel and segregating duties amongst accounting personnel.

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except as detailed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of September 30, 2022, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A – RISK FACTORS

There has been no material change in the risk factors disclosed in the registrant’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on Schedule 14A filed on August 2, 2022, except for a continuing decrease in the Company’s cash flow and liquidity and we expect that in the near future, BitNile will cease to fund us, which increases the level of doubt as to the Company’s ability to continue as a going concern.

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

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on June 21, 1999)
3.1(a)	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 13, 2019)
3.1(b)	Certificate of Amendment of the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 27, 2022)
3.1(c)	Certificate of Determination of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 29, 2022)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on June 12, 2008)
4.1

Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC dated as of October 12, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 13, 2020)

4.2

Amendment to Rights Agreement dated as of September 6, 2022 between Giga-tronics Incorporated and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 7, 2022)

10.1	Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 14, 2022)
10.2	Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 14, 2022)+
10.3	Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 14, 2022)+
10.4	Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 14, 2022)+

10.5	Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 25, 2010)
10.6	Form of Preferred Share Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on September 14, 2022)+
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Giga-tronics Incorporated, 7272 E. Indian School Rd., Suite 540, Scottsdale, AZ 85251.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 23, 2022	/s/ JONATHAN READ
Jonathan Read
Chief Executive Officer
(Principal Executive Officer)

Date:	November 23, 2022	/s/ LUTZ P. HENCKELS
Lutz P. Henckels
Chief Financial Officer (Principal Financial and Accounting Officer)