Form 10-K
period 2022-12-31
GIGA TRONICS INC
filed 2023-05-11
CIK 719274

Fiscal Year 2021 to Fiscal Year 2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-14605

GIGA-TRONICS INCORPORATED

(Exact name of Registrant as specified in its Charter)

California	94-2656341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7272 E. Indian School Rd. Suite 540 Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 457-6667

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No par value	GIGA	OTCQB Market

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2022, was $13,246,028.

The number of shares of Registrant’s Common Stock outstanding as of May 8, 2023 was 5,931,582.

DOCUMENTS INCORPORATED BY REFERENCE

\

Auditor Firm Id:	[# of Firm Id]	Auditor Name:	[Name of Auditor Firm]	Auditor Location:	[City, State/Province, Country]

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including our liquidity, our receipt of future orders and whether our backlog will result in orders. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Report is filed, and we do not intend to update any of the forward-looking statements after the date this Report is filed to confirm these statements to actual results, unless required by law.

This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of risks and uncertainties due to a variety of factors, including that (i) we will continue to secure orders and backlog in 2023 and that our Giga-tronics legacy business development efforts to generate new orders (which currently essentially has no backlog) will improve, (ii) we will secure adequate cash to bridge operations, (iii) the ongoing geopolitical military conflict (including, the Russian war on Ukraine, tensions with China and Taiwan and unrest in the Middle East) will continue, (iv) supply chain turmoil and inflation will continue to affect customer demand for our product offerings, (v) defense budgets for electronic technology solutions that we provide will not decrease, (vi) our key medical customer will not reduce expected orders, and (vii) those other risks and described in “Item 1A - Risk Factors” and in this Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1. BUSINESS

Giga-tronics Incorporated doing business as Gresham Worldwide engaged in three groups serving primarily the global defense industry – the Precision Electronic Solutions group, the Radio Frequency (“RF”) Solutions Group and the Power Electronics and Display Group. We design, manufacture, and distribute specialized precision electronic solutions, automated test solutions, power electronics, supply and distribution solutions, display solutions and radio, microwave and millimeter wave communication systems and components for a variety of applications with a focus on the global defense industry for military airborne, sea and ground applications including high fidelity signal simulation and recording solutions for Electronic Warfare (“EW”) test and training applications. We also offer bespoke technology solutions for mission critical applications in the medical, industrial, transportation and telecommunications markets.

In this Report, unless the context otherwise requires Gresham Worldwide, the “Company,” “we,” “us” and “our” refer to Giga-tronics Incorporated and its wholly owned subsidiaries. In this Report, “GWW” and “Gresham” refer to our wholly owned subsidiary, Gresham Holdings, Inc. (formerly known as Gresham Worldwide, Inc.).

Giga-tronics Incorporated was incorporated in California on March 5, 1980.

Gresham was incorporated under Delaware law on November 21, 2018, as DPW Technologies Group, Inc., and completed a name change on December 6, 2019.

Business Combination

On September 8, 2022 (the “Closing Date”), we acquired Gresham, which was a wholly-owned subsidiary of Ault Alliance, Inc. (formerly known as BitNile Holdings, Inc) (“Ault”). We refer to this transaction as the “Business Combination.” Pursuant to the Business Combination, the Company acquired all of the outstanding shares of capital stock of Gresham and, in exchange, the Company issued Ault 2,920,085 shares of the Company’s common stock and 514.8 shares of Series F preferred stock (”Series F”) that were convertible into an aggregate of 3,960,043 shares of the Company’s common stock, subject to potential adjustments, and the assumption of Gresham’s outstanding equity awards representing, on an as-assumed basis, 749,626 shares of the Company’s common stock. The parties had previously entered into a Share Exchange Agreement dated December 27, 2021 (the “Agreement”) for which the Company obtained the requisite stockholder approval on September 8, 2022.

Prior to the distributing its shares to its common stockholders, Ault will convert all of the Series F into shares of the Company’s common stock, and as a result, will beneficially own 69.6%of the Company’s outstanding shares as of such date (excluding shares issuable upon conversion of a convertible note and exercise of certain warrants described elsewhere in this Report). Immediately following the completion of the Business Combination, Gresham became our wholly-owned subsidiary. We obtained stockholder approval to reincorporate from California into Delaware and to change our name to Gresham Worldwide, Inc., subject to the Financial Industry Regulatory Authority (“FINRA”) approval, which based on our recent communication with FINRA is unlikely to be obtained in the foreseeable future. We have changed our subsidiary Gresham’s name to Gresham Holdings, Inc. In connection with the consummation of the Business Combination, Gresham was deemed to be the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805 “Business Combinations". While we were the legal acquirer in the Business Combination, because Gresham was deemed the accounting acquirer, the historical financial statements of Gresham became the historical financial statements of the combined company, upon the consummation of the Business Combination.

We have two subsidiaries Microsource Inc. (“Microsource”) and Gresham. We manage our acquired operations through our wholly owned subsidiary, Gresham. We are a majority owned subsidiary of Ault and currently operate as an operating segment of Ault. Gresham has three wholly-owned subsidiaries, Gresham Power Electronics Ltd. (“Gresham Power”), Relec Electronics Ltd. (“Relec”), and Enertec Systems 2001 Ltd. (“Enertec”), and one majority-owned subsidiary, Microphase Corporation (“Microphase”).

We operate both within the United States and at three locations abroad. A summary of our locations and high level review of our operations at each facility is provided in the table below.

*	63.07% -owned

Our Industry

Our operations focus exclusively on the market for electronic solutions that support the defense industry and other mission critical applications, including medical technology, transportation, and telecommunication. The essential nature of these applications provides a degree of insulation from volatility associated with other segments of the global economy while accounting for stability and steady growth of the addressable market opportunities available in segments that we serve. Demand for solutions to meet these requirements continues unaffected, and in many instances increases, in times of global crisis. Total defense spending in the three countries in which we currently operate is expected to total more than an estimated $856 billion in 2022 (https://www.globalfirepower.com/defense-spending-budget.asp). We sell to the militaries and defense contractors in 15 other countries as well. Overall global defense spending hit $2.0 trillion in 2021 notwithstanding the pandemic and is expected to grow at a CAGR of 3% through 2028 with U.S. spending continuing to lead the world in the same period (ASD Reports, Global Defense Budget Analysis - Forecast to 2028). The current war in the Ukraine and tensions with China and in the Middle East has intensified interest and investment in defense platforms throughout the United Kingdom, and Europe.

We believe that the drive for increased situational awareness and close coordination of air, land, sea, space and cyber operations will fuel an increase in defense modernization, force protection and situational awareness, all of which will drive increased spending in procurement of components and systems to enable electronic warfare, countermeasures and unattended solutions with a CAGR of 6.4% projected in coming years to drive spending in the global defense electronics market to $231.6 billion in 2030. (Defense Electronics Market Intelligence Report, May

26, 2022). The drive for greater connectivity and analytics will in turn increase demand for RF communications, power electronics and electronic control solutions content in new major military platforms, which are the core offerings of our operating units.

Thousands of companies compete in this market to deliver electronics solutions to meet defense and other mission critical applications. However, our operating units have longstanding relationships with dominant defense contractors in the US, in the UK, in Israel and other countries who hold contracts for major defense platforms with very long life cycles. These relationships enable us to narrow the field of competition considerably to grow based on repeat business with relatively low selling costs.

Beyond the defense arena, initiatives to complete $42 billion in upgrades to the current National Railway System in the UK over the next three years while spending $115 billion over the next 10 years to build high speed rail to link London with the Midlands cities of Birmingham, Leeds and Manchester will generate significant opportunities for growth in demand for power electronics to upgrade and replace current infrastructure, both in rolling stock and track side controls. Relec’s current relationships and track record for supplying power solutions to the UK rail industry position us ideally to capitalize on these ongoing refurbishment and expansion efforts. A similarly robust market in the medical power supply markets with a compound annual growth rate of 6.9% to reach $1.8 billion in 2025 creates growth opportunities for Relec in the UK. Increases in contracts for the precision manufacturing of medical diagnostic and calibration tools drive growth opportunities for Enertec as well. The COVID-19 pandemic put healthcare and the medical device industry front and center in the United States, Europe and Asia, fueling interest in the type of power electronics and display solutions that Relec distributes and the health care equipment that Enertec manufactures.

Our Business Strengths

We have the following core strengths that we believe give us a competitive advantage:

•
High quality, ultra-reliable bespoke technology offerings with elegant designs and precision “high touch” manufacture that stand the test of time, narrow the field of competition and command enhanced operating margins.
•
Enduring relationships with “blue chip” customers in the defense market with diversity in other growth markets such as health care, industrial, transportation and telecommunications provide stable revenue growth and reduce sales cost.
•
Substantial backlog of orders with definite delivery dates for solutions engineered into long life cycle platforms that provide revenue base for years to come. Global operations expand our market opportunities, extend our operational reach and diversify our business base.

Our Strategy

Our goal is to become the supplier of choice for the major players in the defense industry and provide for solutions for mission critical applications in health care, transportation, manufacturing and telecommunications.

Our near-term strategies are focused on developing synergies as a result of the acquisition of Gresham:

•
Gresham incurred major overhead expenses being a subsidiary of a larger company. Giga-tronics incurred large expenses being a public company with very limited sales. We plan to combine the overhead function and greatly reduce their costs.
•
Combine duplicate functions and reduce the costs of sales, human resources, information technologies, quality management and contracts administration.
•
Combine the RF Solutions group into one subsidiary and reduce operating costs.

In addition, we are focused on securing sufficient working capital to execute on a substantial backlog of orders with definite delivery dates, take on additional significant orders and further improve access to capital resources.

Our long-term strategy includes the following key elements:

•
maintain, strengthen and expand relationships with current customers, by increasing on-time delivery, diversifying solutions offered and maximizing quality of solutions;
•
attract new customers through building business development, marketing and sales infrastructure to raise market awareness, identify opportunities early in the process and design in optimally tailored offerings to provide customers competitive advantage;
•
take advantage of the cross-selling opportunities among our operating subsidiaries to leverage current resources, reduce time to delivery, minimize selling costs and capitalize on strong customer relationships in other vertical market segments and geographies;

•
enhance our geographic footprint by increasing marketing outreach, forming alliances with leading companies located in areas beyond its current reach and acquiring businesses that expand reach into other geographies;
•
transfer technology developed for mission critical defense applications to contiguous commercial markets with similar requirements for high quality, ultra-reliable solutions and invest in state-of-the-art technology to enhance its product offerings and production processes; and
•
acquire complementary assets and businesses. We believe there are many small well run, profitable defense contractors whose principal owner is nearing retirement which could be attractive acquisition targets.

Our Operations

We conduct our business through our subsidiaries. After the Business Combination, we aligned the operations of our subsidiaries with key market groups as follows.

In the Precision Electronic Solutions group, Enertec and Giga-tronics including Microsource focus on designing, engineering, developing and producing turnkey precision electronic solutions for mission critical applications primarily focused on defense customers and medical instrumentation for large global healthcare products customer and a second medical customer for medical laser equipment. In RF Solutions, Microphase focuses on designing, engineering, assembling, tuning and testing components, integrated assemblies and subsystems that detect, filter, analyze and process radio frequency, microwave and millimeter wave signals for defense applications. Our Power Electronics and Display Solutions Group consists of Gresham Power Electronics focused on providing power electronics solutions to defense customers in the UK and non-U.S. countries while Relec will provide power electronics and displays for mission critical applications to customers in health care, transportation, telecommunications and industrial businesses. This alignment on market segments also roughly aligns geographical with Precision Electronic Solutions primarily based in Israel, RF Solution centered in the United States and Power Electronics and Displays in the UK. However, consistent with export controls and international arms regulations, all Gresham operating subsidiaries can offer customers around the world any or all of the product offerings of their sister operating companies.

A detailed description of the market groups and associated product offerings follows.

Precision Electronic Solutions

Enertec Systems 2001 Ltd.

Based in Israel, Enertec designs, develops, manufactures and maintains advanced end-to-end high technology precision electronic solutions for military, medical and industrial markets. Those solutions include custom computer-based automated test equipment and turnkey systems to ensure combat readiness, provide command and control, and direct and deploy resources in military operations in harsh environments and battlefield conditions.

Enertec delivers complete end-to-end project management with requirements definition, systems engineering, design/development, production, testing, integration, field support, maintenance and optimization. Its custom engineered solutions enable and support mission critical air, land and sea military platforms, e.g., missiles, UAVs, combat aircraft, boats, submarines, trailers and satellites. Enertec’s primary customers include the three major defense contractors in Israel. In addition, Enertec has a strategic partnership to build and deliver solutions for the Indian military.

Enertec designed, developed, and provides precision manufacture for equipment to calibrate cardiac catheters for a global health care products company. This customer recently indicated an intention to have Enertec satisfy all requirements for such devices going forward. This business has grown from 7% of Enertec’s annual revenues in 2021 to 33% of revenues for 2022, with the potential to grow in 2023 and beyond. The customer also has asked Enertec to take on global maintenance, repair and post-delivery support, where Gresham Worldwide’s global presence will facilitate provision of such services which we are planning to implement in the fourth quarter of 2023. Enertec also added a new contract in 2022 to do the precision manufacture of medical lasers for another customer, further contributing to momentum in the health care space.

Enertec is among Israel’s largest, most well-established manufacturers of test equipment and simulators. Enertec develops and manufacture test systems and simulators for all types of weapons systems at all levels of maintenance, development, and integration. Enertec is currently working on developing a new generation of electronics cards and assemblies to build a new generation of test systems. Enertec complies with all information security requirements included in its customer contracts as well as all the confidentiality laws that Israel mandates for work related to defense of the country.

High tech capabilities to deliver advanced electronics solutions create opportunities for other Gresham operating subsidiaries - Microphase, Relec and Gresham Power - to supply components for Enertec solutions. Enertec also provides geographic reach into the Middle East and India to broaden Gresham’s footprint in delivering the highest quality and most advanced electronics technology solutions across the globe.

Giga-tronics Division

Our Giga-tronics Division designs, manufactures, and markets functional test products and integrates those test products along with third-party hardware and software to deliver solutions for evaluating and validating radar and electronic warfare product performance as well as training personnel. Giga-tronics customers in the past included major United States defense prime contractors, the U.S. armed services and research institutes.

RADAR and Electronic Warfare (”EW”) systems are subject to extensive test and evaluation before being deployed and often require periodic re-evaluation during their system lifetime. Although field trials (ground, flight, or naval operations) are the most accurate predictor of operational effectiveness, such exercises are too expensive to rely on exclusively for design feedback. Furthermore, defects uncovered during the field trial stage usually result in major program delays and cost overruns. To reduce this risk, the defense industry relies on simulation in a laboratory setting to save development costs and to identify problems early.

Simulating the electromagnetic environment that modern weapon systems will encounter when deployed is a challenging problem. Simulators must generate hundreds, if not thousands, of signals simultaneously to replicate the signal dense environment encountered in a modern battlespace. It is also necessary that many of the signals change dynamically over time to simulate movement. These dynamic signals are injected directly into the system under test (“SUT”) in laboratory settings or transmitted via antennas to the SUT during field trials (such as on an open range) for the purpose of predicting the SUT’s operational performance when placed in service.

Traditional Simulation Approaches

Generating the many simultaneous signals required for a realistic simulation traditionally has been achieved by coordinating the behavior of many separate signal generators. This traditional approach usually results in physically large solutions that typically cost between $8 million and $20 million depending upon the number of emitters simulated and their waveform complexity. These large systems can take more than a year to specify and procure for installation in fixed locations since they are too unwieldy to move easily. The high cost for these systems almost always leads to a time-shared use model. Moreover, the complexity of these systems necessarily demands a large degree of support from the manufacturer to initially program scenarios and later reprogram them as requirements change.

Giga-tronics Division’s Solution

We constructed a Threat Emulation System (“TEmS”) using an agile, phase coherent wide bandwidth up-converter hosted within the compact industry standard AXIe modular platform. The instrument-grade upconverter enables multiple emitters using a low frequency digital waveform generator in a simulator much smaller in size and cost compared to traditional solutions. In addition, the Giga-tronics Division solution includes emitter software that allows users to define their own scenarios without extensive support from the us, including dynamic emitters that simulate movement. Although more limited in overall functionality than the traditionally architected solutions, the small size, relatively easy programming, and a starting price point under a million dollars, the TEmS solution greatly increases access to signal simulation capability for test engineers and open range operators in a manner analogous to the way in which the IBM PC increased the availability of computing power to everyone, even though the IBM PC was less powerful than IBM’s namesake mainframes.

The Giga-tronics Division TEmS solution is already a proven contributor in laboratory environments, such as at prime contractors for product acceptance and at government run installations like the Naval Air Station at Point Mugu California. In addition, the component hardware may be attractive to other builders of custom simulation systems.

The TEmS solution is smaller in size, lower in cost, and when coupled with a tracking antenna, operates at lower power levels making it an ideal solution for outdoor installations with multiple locations for simulating integrated air defense systems. We believe that outdoor government test facilities are potentially a significant additional source of revenue because our solutions are portable and can be mounted in trucks for use on military bases and in remote locations. Test engineers are using our equipment to generate realistic RADAR signals for air-crew training and in-flight evaluation of EW system effectiveness. We have delivered portable threat emulation solutions to both the U.S. Navy and the U.S. Air Force. This portable application represents a market expansion for our threat emulation solution and we expect it to be a growth driver in fiscal year 2023. In 2022, this Division had $880,000 in revenue.

Microsource, Inc.

Microsource’s two largest customers are prime contractors for which we developed and manufactured sophisticated RADAR filters used in fighter aircraft. Microsource’s primary business is the production of Ytrium-Iron-Garnet (“YIG”) based microwave components designed for a specific customer’s intended operational application. Microsource produces a line of tunable, synthesized band reject filters for solving interference problems in RADAR/EW applications as well as low noise oscillators used on shipboard and land-based self-protection systems. Microsource designs components based upon the Company’s proprietary YIG technology, for each customer’s unique requirement, generally at the customer’s expense. Microsource routinely maintains a top-quality rating as measured quarterly by its customers and over the years has received multiple “Gold Supplier” awards.

Microsource serves the market for operational hardware associated with the U.S. Government’s RADAR Modernization Program for prior generation fighter aircraft (i.e., the F-15D, F-16, and F/A-18E jets) to extend their useful lives. We design these filters to operate under extreme conditions. Microsource also delivers YIG hardware for shipboard and land-based close-in weapon systems (“CIWS”) used to defend against missile attacks. The U.S. military requirements for Microsource filters in new aircraft have changed and requirements in new aircraft for foreign militaries remain uncertain. Thus, Microsource seeks orders from the prime contractors that build these aircraft for new aircraft for foreign militaries and upgrades to existing aircraft as well as for spare parts and repairs for sustainment of aircraft deployed throughout the world. While the continuing need for Microsource filters appears relatively certain, the timing and volume of orders from the prime contractors remain uncertain as of the date of this Report. As of the date of this Report, Microsource has only a nominal backlog.

Because Microsource has an available facility with equipment and employees, we are focusing in the near term on using Microsource to assist Microphase in fulfilling current customer orders and large anticipated orders. Our plan initially contemplates temporarily deploying California employees to Microphase’s Connecticut facility to train and assist production there while acquiring the capability to make the California operation serve interchangeably as a second manufacturing facility.

RF Solutions

Microphase Corporation

Microphase designs, engineers, manufactures and distributes components, integrated assemblies and subsystems for a variety of military and telecommunications applications. Such components include RF and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and Detector Logarithmic Video Amplifiers. Microphase engineers, tunes and tests all its products under stress conditions per defined in tuning protocols and test procedures it developed as part of the production process. This approach ensures that its customers can use and incorporate Microphase products into systems with confidence that the products will perform reliably under extreme operating conditions.

Microphase’s customers include the U.S. military, and contractors to the U.S. military and to militaries of other countries including prime contractors and sub-contractors. Microphase’s technology innovations are used in many significant U.S. Government defense programs, including the Patriot missile, the F-16, the F-18, the F-35, the JAS Gripen Fighter and the B-1B Bomber. Other notable programs in which Microphase’s products are or were used include the Patriot Missile System and other missile systems, the Ship Signals Exploitation Equipment (SSEE) program, MODI IED countermeasures programs and drone programs including the Predator, the Reaper and the Shadow.

Microphase’s advanced technology products enable the ultra-sensitive detection and high precision video amplification that are necessary to accurately recover the signals across wide dynamic range and facilitate use of the information received. These products include:

•	filters that sort and clarify microwave signals, including multiplexers that are a series of filters combined in a single package;

•	solid state amplifiers that amplify microwave signals;

•	detectors and limiters that are semiconductor devices for detection of radar signals and protection of receivers from damage from high power signals and jamming;

•	detector log video amplifiers that are fully integrated, ruggedized, “mil-spec” signal detection systems; and

•

integrated assemblies that combine multiple functions from a range of components and devices, including transmitters, receivers, filters, amplifiers, detectors, and other functionality into single, efficient, high performance, multifunction assemblies.

Microphase recently has undertaken a comprehensive effort to upgrade its production infrastructure and to in-source more fabrication, sealing, wire bonding and finishing processes to increase control over the production processes to lower costs and reduce lead times. Microphase is continually improving its internal processes to ensure the highest quality and consistent manufacturing of its power solutions.

Power Electronics and Displays

Our subsidiaries in the UK design, develop, manufacture and distribute advanced electronic technology solutions which convert, regulate, purify, manage or distribute electrical power for electronic equipment. Our power solutions are intended for mission-critical defense, industrial, health care and transportation applications in, and generally convert AC current from the power grid to DC current, or modify the voltage being delivered (DC to DC). Our subsidiaries also offer standard off-the-shelf, modified-standard and purpose-built products. Although our subsidiaries sell standard products unmodified to its customers, those standard offerings are designed into specific customer product configurations in most instances. Our Power Electronics and Displays Group also designs, engineers and builds power systems and display solutions to specific customer requirements for mission critical applications in defense, medicine, transportation, telecommunications and manufacturing.

Relec

Relec was established in 1978 with the aim of providing specialist power conversion and display products to support professionals in the electronics industry. Relec markets and distributes power electronics and display solutions for mission critical rail, industrial, medical, telecoms and military applications. Gresham acquired Relec in November 2020.

Relec develops custom solutions for various applications ranging from light industrial to heavily ruggedized for the harshest of environments. Relec customizes product selection feature functionality to achieve optimum performance and service delivery for specific customer requirements. Relec currently operates in specific fields, specializing in AC-DC Power Supplies, DC-DC Converters, Displays and EMC Filters. Approximately 78.2% of Relec’s revenue from the year ended December 31, 2021, and 79.6% of its revenue from the year ended December 2022 came from sales to customers within the United Kingdom and the balance came throughout the world.

Gresham Power

Gresham Power is the smallest of Gresham’s operating subsidiaries. In January 1998, Gresham Power was acquired by Ault’s predecessor company.

Gresham Power specializes in engineering, designing and developing power conversion, power supplies, uninterruptible power supplies and distribution solutions for Naval applications, with equipment installed on virtually all the UK Royal Navy’s submarine and surface fleet. Many of Gresham Power’s ultra-reliable offerings support shipboard distribution of electrical power in emergencies (such as loss of main ship’s power) to enable continued operation of weapons systems, tactical communications and lighting.

Gresham Power manufactures frequency converters that naval warships use to convert their generated 60-cycle electricity supply to 400 cycles. This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems. Gresham Power also designs and manufactures transformer rectifiers for naval use. Typically, these provide battery supported back up for critical DC systems, such as machinery and communications. In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and Gresham Power now supplies these as part of overall helicopter start and servicing systems.

Gresham Power specializes in a comprehensive range of activities from PCB and Mechanical Design through prototype development to board and system assembly and test. Its engineers ruggedize marine power products to meet high levels of shock, vibration, harsh climate conditions and the most rigorous MIL STD requirements. Gresham Power also has deployed its equipment on vessels of the navies of 15 other countries, including Australia, Malaysia, Oman, Spain, Turkey and Japan. Since 2019, customers in the United Kingdom have accounted for most of Gresham Power’s revenues. However, it currently is delivering on a contract to supply power electronics to a large customer in Singapore and is in discussions concerning possible business from customers located in other countries such as India, Australia and Qatar.

Gresham Power products add diversity to Gresham’s product line, provide greater access to defense customers in the United Kingdom and European markets, and strengthen Gresham’s engineering and technical resources. Customers in the United Kingdom accounted for 69% of

Gresham Power’s revenues in 2021 and 74% of its revenue for the year ended December 31, 2022. Gresham Power’s business was materially and adversely affected by COVID-19 and its impact on the United Kingdom. We believe that our efforts to grow Gresham Power’s business beyond marine solutions represents an area for potential growth in 2023.

Research and Development

We historically have designed and delivered solution and product offerings with relatively long product life cycles. However, the electronics industry is subject to rapid technological changes at the component level. Our future success is dependent on our ability to steadily incorporate new functionality and advancements in component technologies into our new products.

Our engineering and product development efforts vary with each operating subsidiary. Most of these efforts focus on designing and developing new products in connection with custom product design and modification of standard electronics offerings to provide solutions tailored to specific customer requirements. Our engineers work closely with customers and specialist partners to incorporate modifications or create custom designs for specific project requirements. In 2021, prior to the business combination, Microphase, Enertec and Gresham Power, incurred independent research and development cost in an aggregate amount of $1,537,000, or 6% of Gresham’s consolidated operating revenues. In calendar 2022, the research and development expenditures were approximately $2,137,000 or 7.1% of revenue.

Enertec provides full-service design and development of turnkey Precision Electronic Solutions. Microphase designs custom RF solutions to meet customer unique specifications. When required, other subsidiaries modify standard products to meet specific customer requirements, including, but not limited to, redesigning commercial products to meet requirements for military applications based on commercial off-the-shelf products and for other customized product requirements, when applicable. We continually seek to improve our product offerings while anticipating changing market demands for increased functionality, customized firmware and improved EMI (electromagnetic interference) filtering. Whenever possible, we attempt to differentiate all of our products from commodity-type products by enhancing, modifying and customizing standard product offerings as well as refreshing and enhancing custom designs to meet a broader array of applications.

The legacy Giga-tronics business historically has funded product development activities internally, through product line sales, or through outside equity investment and debt financing. Product development activities are primarily expensed as incurred except for software capitalization of labor cost of $101,000 for internally developed software as of December 31, 2022. Microsource and Microphase typically have designed, engineered and developed new product offerings in close collaboration with and funded by its customers.

There can be no assurance that future technologies, processes, or product developments will not render our current product offerings obsolete or that we will be able to develop and introduce new products or enhancements to existing products that satisfy customer needs in a timely manner or achieve market acceptance. Failure to do so could adversely affect our business.

Competition

The defense electronic technology solutions industry is highly fragmented and characterized by intense competition. Our competition includes thousands of companies located throughout the world, some of which have advantages in terms of labor and component costs, and some of which may offer products superior or comparable in quality to us. Each operating subsidiary confronts a different set of competitors depending on solutions offered, vertical markets targeted and geographic scope of operations. We also face competition from current and prospective customers who may decide to design and manufacture power electronics, communications components and precision electronic solutions needed to satisfy their internal programmatic requirements.

Consolidation in the defense technology solutions market, including through mergers, acquisitions and/or strategic alliances among major primes to whom we sell our products, has the potential to intensify the competitive pressures that it faces. Many of its existing and potential competitors may be better positioned than us is to acquire other companies, technologies or products. We compete favorably on the basis of multiple factors, including product quality and reliability, technological capabilities, service, past performance, design flexibility and ability to develop and implement complex, integrated solutions customized to its customers’ needs, and cost-effectiveness. Focusing on bespoke technology offerings with relatively low volumes and high margins enables our operating subsidiaries to compete favorably on price against larger companies with much high indirect cost structures (overhead and G&A) and cumbersome internal bureaucracies. Finally, the fragmentation of the defense technology market also creates opportunities to grow through acquiring competitors and/or potential competitors.

Precision Electronic Solutions

Enertec faces direct competition from smaller firms than itself such as Nir Or, EPS, MER, Alexander Schneider, Symcotech and Chaban, which specialize in components of Precision Electronic Solutions. Offering end-to-end, turnkey solutions gives Enertec a competitive advantage over other private contractors competing to provide the Israeli MOD and major OEMs with electronic systems and components. That competitive advantage enables Enertec to significantly narrow the field of competition with little viable competition. Enertec’s performance in the precision manufacture of the calibration machines for cardiac catheters also has enabled it to excel against the competition and steadily increase its share of building the devices as well as establishing a track record of excellence to build other medical devices requiring a similar level of precision.

The Giga-tronics Division serves the defense electronics market with a microwave test platform used in the evaluation of military RADAR/EW systems. This application represents a niche segment within the broader test equipment market. While this niche market segment of RADAR/EW testing is large enough to be meaningful to the Company, we believe it is too small to attract larger competitors, such as Keysight, Rohde & Schwarz and National Instruments who, to our knowledge, do not approach these markets with new dedicated solutions.

We have developed a unique architecture to address the RADAR/EW test requirements that results in systems smaller in size and lower in cost than available solutions. Our competitors often have greater resources in research, development and manufacturing and substantially broader product lines and channels. To compete, we place strong emphasis on maintaining a high degree of technical competence as it relates to the development of new microwave products, we are highly selective in establishing technological objectives and focus our sales and marketing activities in the selected niche areas that are weakly served or underserved by our competitors. Competitors that make alternative equipment to the Company’s Advanced Signal Generator & Analyzer (“ASGA”) system include ELCOM (a division of Frequency Electronics Inc.), VIAVI, and EWST (a division of Ultra Electronics Plc).

Northrop Grumman’s CEESIM and Textron System’s A2PATS simulators are two examples of traditionally architected simulation equipment that compete with the Company’s TEmS solution, although their solutions are much larger in size and have a much higher selling price. An example of a traditional fielded simulator is Northrop Grumman’s Joint Threat Emitter (“JTE”). The JTE offers a high-fidelity replica of a potential adversary’s air defense RADAR for training combat pilots and improving air-crew survivability. Each JTE is designed to replicate specific threat radar signals, transmits at high-power levels, and cannot be easily reprogrammed to different threats. At nearly multimillion price per unit, the JTE is very expensive for simulating a modern integrated air defense system and because it transmits at high power levels, its use is restricted.

Microsource historically supplied the market for filter components associated with the U.S. military’s RADAR Modernization Program for certain prior generation fighter jet aircrafts (F-15D, F-16 and F/A-18E jets) and for oscillators in shipboard and land-based missile defense systems. With the U.S. military scaling back these fighter aircraft programs, the volume and timing of future orders of Microsource filters for these jet fighters remain uncertain as of this Report. We currently have only nominal backlog for these programs. Microsource provides filters specifically designed for military aircraft to solve interference problems created when newer, more powerful RADAR systems are installed on older aircraft without a corresponding upgrade to the onboard self-protection electronics. Only a few other companies possess the technical know-how to design and manufacture YIG components of this nature, such as Teledyne and Micro-Lambda Wireless.

RF Solutions

Many competitors for our RF Solutions group, including K&L Microwave, Qorvo, Q Microwave, and Gowanda Electronics, have substantially greater financial and marketing resources and geographic presence than we have. However, elegant designs, strong engineering and a long history of delivering high quality, ultra-reliable components and subsystems enable Microphase to compete very effectively and carve out a strong position against competitors with more resources.

Maintaining focus on strong engineering and precision manufacture of purpose-built RF solutions for the defense applications in the air, on land and at sea has enabled Microphase to compete well for requirements of the armed services and the prime contractors that serve them. In 2022, improving on-time delivery and product quality contributed to Microphase’s backlog of orders and laid the foundation for new orders in direct competition to take market share against larger and better funded companies. Current customers have expanded business with Microphase while several large defense contractors from the ranks of former customers have returned to put new orders in with Microphase.

Power Electronics and Displays

Gresham Power faces competition from Ultra Electronics and Rolls Royce. As in the case of Microphase, elegant designs, strong engineering and a long track record for delivering ultra-reliable high quality power electronics solutions enables Gresham Power to compete effectively. Customers continue to seek out Gresham Power to provide power systems for marine defense applications. Gresham Power also won a sizable contract in 2022 to provide power electronics for land-based vehicles in Singapore, representing a significant expansion into the market for power solutions beyond marine defense.

Relec competes against many other distributors of power electronics and display offerings, facing competition from Fidus Power Ltd., Mouser Electronics and Avnet Abacus as well as power supply and electronics manufacturers like XP and ABB who sell direct, many of which have significantly more fiscal and marketing resources than Relec. However, a high touch, customer-focused approach enables Relec to compete effectively against high volume distributors and direct selling manufacturers. Optimizing and designing solutions into customer product lines has proven tremendously effective in building relationships with customers and suppliers alike that endure over time, generating regular repeat business and builds a reputation for customer service that provides a strong competitive advantage when pursuing new customers.

Manufacturing and Testing

We fabricate components and performs product assembly, integration and testing of its product offerings at production facilities in Dublin, California (Microsource and the Giga-tronics Division), Shelton, Connecticut (Microphase), Karmiel, Israel (Enertec) and Salisbury, England (Gresham Power). Each of our operating business has built a robust network of trusted supply chain partners to provide components, materials and parts for assembly into products or products for resale.

We continually strive to improve our production and test processes, to ensure the highest quality and consistent manufacturing of its solutions. Each operating business maintains rigorous quality control to ensure that our solutions conform to all customer specifications and will perform reliably in the customer’s application. We test our products under stress operating conditions per defined test procedures we developed in conjunction with our customers. This approach ensures that our customers can use its solutions right out of the box on their production line or installed directly in the field. We offer customer specific testing services with custom designed tests to simulate operation within our customer applications.

All operating units comply with all applicable safety and EMC standards for electronics solutions.

Compliance with international safety agency standards is critical in every application, and power solutions play a major role in meeting these compliance requirements. Our safety engineers and quality assurance teams help ensure that our custom products are designed to meet all safety requirements and are appropriately documented to expedite safety approval processes.

We maintain ISO 9001:2008 (Enertec), ISO 9001:2015 (Microphase, Gresham Power and Relec) and AS9100D (Enertec, Microphase, Microsource and the Giga-tronics Division) certification in our manufacturing operations. ISO 9001 and AS9100 are universally recognized and accepted international standards for quality management.

Customer Service and Support

Our operating companies offer a “high touch” approach to optimizing and customizing solution offerings to meet customer unique requirements. Working closely with customers, we design, engineer, develop and produce offerings to the highest standards of performance, durability and reliability to meet unique customer requirements. All operating units constantly track performance against cost, quality and on-time delivery metrics with an intense focus on customer satisfaction. Following the Business Combination, regular communications and direct collaboration at all levels with customers have become hallmarks of all our operations.

Given the mission critical nature of the customer applications which our product and solution offerings support, we respond promptly and take necessary corrective action to ensure our offerings conform to the specifications and work to that specific customer’s expectations. We provide warranties on all products offered. The length and terms of the warranties vary with the product type and application in which the product gets used. In addition, even after warranties expire, our operating units will provide maintenance, repair and post-delivery support for the full expected life of the product. For instance, Gresham Power designs and builds the ruggedized power electronics that it provides to the Royal Navy to last for 25 years while Microphase and Microsource routinely design and manufacture RF solutions for military applications to have a product life typically of 15 years or more.

Suppliers

Substantially all the components required to make our assemblies are available from more than one source. We occasionally use sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume. In our opinion, the loss of any sole source arrangement we have would not materially affect our operations, though we could experience production delays as we seek new suppliers or re-design components of our products. Some suppliers are also competitors of ours. In the event a competitor-supplier chooses not to sell its products to us, production delays that could significantly affect our business could occur as we seek new suppliers or re-design components of our products.

Although extended delays in receipt of components from our suppliers can result in longer product delivery schedules for us, we have mitigated this risk by dealing with well-established suppliers and maintaining good relationships with such suppliers. Our operating entities also build in adequate time in delivery schedule commitments to our customers to account for the longer delivery lead times. We also anticipate that ending of the COVID-19 pandemic and resolution of other factors that have roiled supply chain markets in the past three years will reduce the turmoil in the supply chain, shorten delivery lead times, increase availability of parts and allow a return to more normal supply chain patterns of operation.

Our operating business purchase electronic components, materials, parts and assemblies, including power supplies, converters, transformers, rectifiers, inverters, housings, blocks, covers, machined parts, substrates, resistors, diodes, detectors, amplifiers, integrated circuits, printed circuit boards, cables, connectors, metal work, and capacitors, from outside suppliers. We also purchase certain precious metals used in manufacturing of our products (plating, sealing, painting, finishing). We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. For defense work, our subsidiaries have built supply chain networks from sources in the U.S. (Microphase and Microsource source exclusively from the U.S.), Enertec and Relec also source from the U.S.), the UK (Gresham Power, Relec) and Israel (Enertec) with no sourcing from China. Relec does work with suppliers in China for some commercial applications.

We have put considerable effort into ensuring that the required components and raw materials are available from a variety of sources, and we typically do not depend on any one supplier for any critical work. However, for a very few components we still rely on a limited number of suppliers and certain components remain sole source. For the most part, however, parts and materials used in its offerings will have at least two approved sources.

Customers

Prior to the Business Combination, U.S. and international defense-related agencies and their prime contractors accounted for 100% of the legacy Giga-tronics business’ net revenue in the 2021 and 2022 fiscal years. With the Business Combination the Company has a more diversified customer base comprised primarily of the U.S. military and allied militaries, including Israel and the United Kingdom, and defense contractors in the United States, Europe, Middle East, and South Asia, including prime contractors and sub-contractors, with more than 1/3 of its business coming from commercial customers.

Gresham’s defense customers include the Israeli Ministry of Defense and Israel Air Industries (“IAI”), Rafael and Elbit Systems, the three major defense contractors in Israel, the United States Department of Defense (“U.S. DOD”) and major defense contractors such as BAE Systems North America, L3Harris, Boeing, Lockheed Martin, Raytheon and Sierra Nevada Corporation in the U.S., the UK Ministry of Defense, including the Royal Navy, and major defense contractors in the United Kingdom and Europe, including BAE Systems PLC, a British multinational defense, security, and aerospace company, Rolls Royce, Babcock and Thales, SAAB (Sweden), Indra (Spain) and Aselsan (Turkey). In addition, Enertec has a strategic partnership through IAI with Cyient to build and deliver solutions for the Indian military.

Gresham’s commercial customers include Elma GmbH, BioSense Webster, a subsidiary of Johnson & Johnson (a key Enertec customer), RS Components, Farnell, Parker Hannifin, Vanderbilt, Bombardier.

On April 6, 2023, the Electronic Combat Solutions business group of BAE Systems’ Electronic System Sector named Microphase as a “Partner 2 Win” Supplier of the Year in a ceremony in Austin, Texas.

For 2022, Gresham’s top six customers accounted in the aggregate for 60% of its consolidated revenues. The following table describes Gresham’s customer concentration as of December 31, 2022, based on the percentage of revenue during 2022:

Customer	Revenue (In thousands)	% of Total Revenue
Customer A	$7,408	24%
Customer B	3,775	12%
Customer C	3,769	12%
Customer D	1,955	6%
Customer E	783	3%
Customer F	761	3%
Total	$18,451	60%

Our business depends largely on defense spending and program budgets which expand and contract across fiscal year periods. Revenues from orders for our products and services often span several years with deliveries varying across both interim and annual fiscal year periods. Additionally, our EW test and training system is a relatively new product platform with many targeted customers with long sales cycles and high average solutions sales pricing. We therefore expect that a major customer in one year may not be a major customer in the following year. Accordingly, our net revenue and earnings may vary significantly from one period to the next and will decline if we are unable to gain new customers or cannot increase our business with other existing customers to replace declining net revenue from the previous year’s major customers.

Backlog of Orders

Backlog includes only those customer orders for which a binding agreement exists, a delivery schedule has been agreed upon between us and our customer and, in the case of U.S. military orders, for which funding has been appropriated. Orders for our products include program orders from prime contractors with extended delivery dates. Accordingly, the backlog of orders may vary substantially from year-to-year and the backlog entering any single fiscal quarter may not be indicative of revenue for any period.

As of December 31, 2022, we had approximately $30. million in backlog orders for our products compared to approximately $26 million in 2021 broken down as follows (In thousands):

	As of
Segment	December 31, 2022	December 31, 2021	$ Change	% Change
Precision Electronic Solutions	$11,682	$9,286	$2,396	26%
Power Electronics & Displays	8,890	6,558	2,332	36%
RF Solutions	10,125	9,581	544	6%
Total	$30,697	$25,425	$5,272	21%

As of March 31, 2023 our backlog was approximate $26.0 million.

Proprietary Technology and Intellectual Property

Our competitive position is largely dependent upon our ability to deliver systems and products that (a) effectively and reliably meet customers’ needs and (b) selectively surpass competitors’ specifications in competing products. While patents may provide protection of proprietary designs, with the rapid progress of technological development in our industry, such protection is often short-lived. Therefore, although we occasionally pursue patent coverage, we emphasize the development of new products with superior performance specifications and the upgrading of existing products toward this same end.

Our trade names, trademarks, trade secrets, customer relationships, domain names, proprietary technologies and similar intellectual property are important to our success. We rely upon a combination of trade secrets, industry expertise, confidential procedures, and contractual provisions to protect our intellectual property. We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial. It is policy to enter into confidentiality and invention assignment agreements with its employees and contractors as well as nondisclosure agreements with its suppliers and strategic partners in order to limit access to and disclosure of its proprietary information.

Microphase and Enertec typically design custom products to their customer specifications as “work for hire” and therefore own no intellectual property in the design. As the ultimate end user, the U.S. military and the Israeli MOD typically acquire and retain rights in all such technical data. Microphase does acquire and own intellectual property in the fabrication, assembly, tuning and testing protocols followed for its products.

In the UK, Gresham Power typically will retain ownership of the intellectual property of the designs of products developed for defense applications. However, neither Relec nor Gresham Power typically retain intellectual property in any of the standard power products that they sell on the commercial market.

Our Giga-tronics Division products are primarily based on our own designs, which are derived from our own engineering abilities. If our new product engineering efforts fall behind, our competitive position weakens. Conversely, effective product development greatly enhances our competitive status. While we utilize certain software licenses in certain functional aspects for some of our products, such licenses are generally readily available, non-exclusive and are obtained at either no cost or for a relatively small fee.

We have maintained five patents related to our legacy 2500B parametric signal generator product line, with another pending. These patents describe advanced synthesis techniques and can be extended for use with the Company’s ASGA system and to a number of Microsource synthesizer components. In February 2020, the Company was granted a U.S. patent relating to its ASGA system. The patent describes the internal design of the Advanced Signal Generator and the Advanced Signal Analyzer along with the architecture of how the components work together to facilitate building multi-channel test systems with reduced size, weight and cost as compared to present solutions. A second patent was granted in November 2020 describing uses of the ASGA system in high channel-count situations. A third patent application which was filed in April 2020 describing how the ASGA achieves its low noise performance is in the final stage of being granted by the U.S. Patent and Trademark Office.

Operating Capital

We generally strive to maintain adequate levels of inventory and we generally sell to customers on 30-day payment terms in the U.S while allowing more time for our international customers. Typically, we receive payment terms of 30 days from our suppliers. We believe that these practices are consistent with typical industry practices. Beyond financing our primary sources of liquidity come from customer sales, which are dependent on our receipt and shipment of customer orders.

Gresham’s liquidity was historically supported by Ault’s injection of cash consisting of contributions to capital and loans. Other than the $675,000 that Ault Lending may advance by May 31, 2023, Ault will not support us financially in the future. As a result, we need to seek additional capital to fund our operations, although we may not be successful in our efforts to do so. See, “Risk Factors- Risks Related to Our Financial Condition-

Because Ault is ending its support, we will need additional capital to fund our operations, and our inability to generate or obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.”

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Our Recent Financings” for our discussion of our recent financing activities. Under our financing agreements, we can enter into a factoring agreement of $2 million using our accounts receivable as collateral.

Sales and Marketing

We market our products directly to our customers and rely internal sales forces within each of our operating subsidiaries primarily to identify leads and complete sales. We also engage independent sales representatives who are perceived to have expertise with targeted markets and/or customers. Our marketing and sales efforts target specific types of customers such as major defense contractors, manufacturers of industrial products, health care solutions and infrastructure components in transportation and telecommunications.

Corporate Chief Development Officer

In connection with the Business Combination, we are relying on an experienced sales and business development executive as our Chief Development Officer whose principal role is to drive organic growth and identify prospects for further growth through mergers and/or acquisitions. We will implement Gresham’s Hub Spot to capture and track the opportunity stream within and among the operating subsidiaries.

Precision Electronic Solutions

Much of business development and sales effort at Enertec has historically taken place at the senior executive level. Zvika Avni, Chief Executive Officer at Enertec currently holds and maintains the key customer relationships which generate most of the revenue at Enertec. On the other hand, our Giga-tronics Division has invested in a salesforce for both the TEmS products as well as the Microsource products. Going forward, we are hopeful that our Precision Electronic Solutions will benefit from Zvika Avni’s continuing effort to develop business for turnkey precision electronic solutions along with expanded efforts of the Chief Development Officer leading our sales team although no assurances can be given.

RF Solutions

In recent years, much of the business development effort at Microphase comes through engineer to engineer collaboration and at the senior executive levels with Timothy Long, our Chief Operating Officer, holding and maintaining most customer relationships. For the foreseeable future, operations will continue to drive business as Microphase works down a healthy backlog.

Power Electronics and Displays

The Power Electronics and Displays group has a high performing team of six sales professionals supported by a sales administrator and two inside sales professionals to continue drive new business and growth in the UK and European markets. If we can solve our liquidity issues, we plan to add more business development resources in 2023 focused specifically on defense customers for Power Electronics and Displays while the group also expands use of strategic operating partners in the Middle East, India and Australia in 2023. These representatives will promote our products and serve as the customer interface for Power Electronics and Displays in specific parts of the world as agreed. Typically, either we or the manufacturing representatives are entitled to terminate the manufacturer representative agreement upon 30 days’ written notice.

Relec and Gresham Power advertise in highly targeted industry-specific publications such as Electronics Weekly, New Electronics, Electronic Product Design & Test, Electronics Specifier, Components in Electronics, Design Products & Applications, Rail Technology Magazine, Rail Engineer, Rail Professional. In addition, Relec also posts regular podcasts on topics of interest to customers and prospect as well as running an active public relations campaign to get placements of earned media and coverage in a wide range of media. We look to replicate similar campaigns in other operating subsidiaries to generate inquiries/leads, raise awareness of us and support talent recruiting efforts.

Other Marketing Activities

Prior to the COVID-19 pandemic, we also promoted our products and solutions by attending trade shows such as the Association of Old Crows Conferences, Defense Manufacturing Conference, Land Forces Conference (Australia), Doha International Maritime Defense Exhibition & Conference (DIMDEX) Electronica (Europe), Southern Manufacturing and Electronics, and Railtex. Since the world has adapted to “living with COVID”, we have resumed attending trade shows to make new contacts, identify leads, assess competitive offerings and build awareness of the full range of our solution offerings.

Each of our operating businesses maintain a comprehensive website emphasizing its respective capabilities and expertise. We plan to upgrade all our websites to standardize corporate identification while adding more features and functionality to drive inquiries, generate leads from prospective customers and support recruiting efforts.

Government Regulation

We must meet applicable regulatory, environmental, emissions, safety and other requirements where specified by the customer and accepted by it or as required by local regulatory or legal requirements. The products that we market and sell in Europe may be subject to the 2003 European Directive on Restriction of Hazardous Substances (“RoHS”), which restricts the use of six hazardous materials in the manufacture of certain electronic and electrical equipment, as well as the 2002 European Directive on Waste Electrical and Electronic Equipment (“WEEE”), which determines collection, recycling and recovery goals for electrical goods. In July 2006, our industry began phasing in RoHS and WEEE requirements in most geographical markets with specific emphasis on consumer-based products. We believe that RoHS and WEEE-compliant components may be subject to longer lead-times and higher prices as the industry transitions to these new requirements. REACH Registration, Evaluation, Authorization and Restriction of Chemicals Registration, is a European Union regulation dating from December 18, 2006. REACH addresses the production and use of chemical substances, and their potential impacts on both human health and the environment.

In addition to these requirements for our dealings with customers in the EU, similar regulatory mandates from the United States, the UK and Israel apply to all our operating subsidiaries. We have structured operations to comply with these requirements and have experienced little to no impact on lead times or prices. Given the applicability of these requirements to all competitors alike, we believe that compliance has had no impact on the competitive position of any operating subsidiary.

Some of our products are subject to the International Traffic in Arms Regulation (”ITAR”), which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services and foreign production. We obtain required export licenses for any exports subject to ITAR. Compliance with ITAR may require a prolonged period of time; if the process of obtaining required export licenses for products subject to ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and operating results. Any future restrictions or charges may be imposed by the United States or any other foreign country. In addition, from time-to-time, we enter into defense contracts to supply technology and products to foreign countries for programs that are funded and governed by the U.S. Foreign Military Financing program.

We are also subject to heightened government scrutiny of our operations pursuant to certain of our contracts.

Security Clearances

As a U.S. Government contractor, we are required to maintain facility and personnel security clearances complying with the U.S. DOD and other Federal agency requirements. All Gresham operating companies in the United States maintain strict protocols for handling classified information and Confidential Unclassified Information associated with its work for the U.S. DOD. We have built within both our production facilities in Shelton, CT and Dublin, CA “Restricted Areas” certified for generating, storing and reviewing classified information. Our U.S. subsidiaries and Division also must obtain and maintain “authority to operate” equipment to perform classified work. The process to secure these authorities is long and laborious. After the Business Combination, our U.S. subsidiaries now have an experienced information security team to oversee applications to secure these authorities as well as ongoing monitoring to maintain the security of these systems.

Gresham Power works on many contracts classified as “Official Sensitive” that require individual security clearances and adherence to information security protocols for receiving, handling and storing confidential information as required in the UK Official Secrets Act and its implementing regulations. Relec does not work on classified, sensitive defense work.

Enertec complies with all information security requirements included in its customer contracts as well as all the confidentiality laws that the State of Israel mandates for work related to defense of the country.

Audits and Investigations

As a government contractor, we are subject to audits and investigations by U.S. Government agencies including the Defense Contract Audit Agency (the “DCAA”), the Defense Contract Management Agency (the “DCMA”), the Inspector General of the U.S. DOD and other departments and agencies, the Government Accountability Office, the Department of Justice (the “DoJ”) and Congressional Committees. From time-to-time, these and other agencies investigate or conduct audits to determine whether a contractor’s operations are being conducted in accordance with applicable requirements. The DCAA and DCMA also review the adequacy of, and compliance with, a contractor’s internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, earned value management and material management accounting systems. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

The Defense Federal Acquisition Regulation, as implemented in standard contract clauses, mandates that our U.S. business establish and follow extensive detailed processes and protocols to protect classified and Confidential Unclassified Information (CUI) from disclosure and unauthorized access. That mandate includes a requirement that Microphase formulate and implement a System Security Plan with 110 different elements and protocols for handling and protecting classified information and CUI. Over the next two years the U.S. DOD will require all participants in the defense supply chain to demonstrate compliance with the Capability Model Maturity Cybersecurity as verified through an independent third-party auditor. Compliance with these mandates requires and will require Gresham’s U.S. subsidiaries to invest significant resources to maintain compliance. For instance, compliance requires extensive security controls on access to IT systems, strong firewalls and intrusion monitoring. We have in place an experienced team to ensure information security for all subsidiaries in the U.S. as well as oversee security of all employees and facilities in U.S. operations. These investments add to indirect cost pools that our U.S. operations must recover in the price of its products for U.S. DOD and contractors.

Enertec conducts operations under constant supervision of the Ministry of Defense of Israel. All its contracts are subject to audits of performance, quality and price reasonableness. Enertec has implemented the strongest possible cybersecurity protections consistent with the resources available to a company its size.

Gresham Power contracts with UK Ministry of Defense, Royal Navy or major contractors serving those agencies include standard provisions which give the customer the right to audit its performance under those contracts when they see fit. Audits are part of doing business with the government and typically focus on deliveries - on time project milestones as well as quality. The Royal Navy will review Gresham Power pricing of services provided under support contract every 12 months for reasonableness.

Gresham Power is fully certified as “Cyber Essentials Plus Compliant.” Cyber Essentials Plus is a government backed, industry-supported scheme to help organizations protect themselves against common online threats. The UK Government requires all suppliers bidding for contracts involving the handling of sensitive and personal information to be certified against the Cyber Essentials program criteria.

Other Compliance Issues

In addition, we are subject to the local, state and national laws and regulations of the jurisdictions where we operate that affect companies generally, including laws and regulations governing commerce, intellectual property, trade, health and safety, contracts, privacy and communications, consumer protection, web services, tax, and corporate laws and securities laws. These regulations and laws may change over time. Unfavorable changes in existing and new laws and regulations could increase our cost of doing business and impede its growth.

Employees

As of March 31, 2023, we had a total of 197 employees located in the United States, the United Kingdom and Israel. All but eight of these employees are employed on a full-time basis. After completing the Business Combination, the Company conducted a reduction in the workforce in January 2023 to eliminate redundancies and achieve cost savings in the U.S. operations. With additional attrition, the U.S. operations cut 14 positions to reduce payroll costs by $1.4 million on annualized basis. The reduction in force did not extend to any of the overseas operations. We believe that our future success depends on our ability to attract and retain skilled personnel. Competition for skilled personnel in our markets is competitive. While our size and capital resources constrain our ability to attract and retain employees with cash compensation, we attempt to compensate for this constraint by offering equity awards and opportunities for training and internal promotion. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good. From time-to-time, we may hire additional workers on an independent contractor basis as the need arises. Presently, due to its backlog and expected orders, Microphase needs to add employees in addition to its planned use of Microsource employees.

ITEM 1A. RISK FACTORS

An investment in our common stock involves significant risks. Before investing in our common stock, you should consider each of the following risk factors and any other information set forth in this Report and the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”),including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section entitled “Forward-Looking Statements” at the beginning of this Report. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

Risk Factors Summary

Our business and an investment in our common stock are subject to numerous risks and uncertainties, including those highlighted in this “Risk Factors” section below. Some of these risks include:

•
We have doubts about our ability to continue as a going concern.
•
Our legacy Giga-tronics business essentially has no backlog and as a result is unlikely to generate sufficient cash to cover its operating costs in 2023 and its future is uncertain.
•
We have historically incurred net losses and negative cash flow and our operating results may significantly vary from quarter-to-quarter, so we may not be able to achieve or sustain profitability.
•
Because Ault is ending its support, we will need additional capital to fund our operations, and our inability to generate or obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.
•
Because we require consents for certain debt financings and acquisitions, we may not be able to pursue these transactions we cannot obtain the consents.
•
As a result of our outstanding indebtedness and related warrants, our stockholders are subject to significant future dilution.
•
A large percentage of our current revenue is derived from prime defense contractors to the U.S. government and its allies, and the loss of these relationships, a reduction in government funding or a change in government spending priorities or bidding processes could have an adverse impact on our business, financial condition, results of operations and cash flows.
•
If our reputation or relationships with the governments of the U.S., the UK or Israel or the limited number of defense contractors with whom we work were harmed, our future revenues and cash flows would be adversely affected.
•
Because we engage in fixed fee contracts with our customers, we face pressure on our gross profit margins and operating costs from inflation.
•
Governments typically may terminate our contracts at any time prior to their completion, which could lead to unexpected loss of sales and reduction in our backlog.
•
The integration of our business and any future acquisitions may disrupt or have a negative impact on our business.
•
Our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to its results of operations.
•
The effects of Russia’s invasion of Ukraine and tensions elsewhere in the world on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon the capital markets.
•
If the inflationary pressures in the United States and elsewhere where we operate continue, we could experience reduced margins and lose future business.
•
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.
•
Our sales are significantly dependent on the defense industry and a limited number of customers.
•
We face intense industry competition and product obsolescence, which, in turn, could increase our losses.
•
If we are unable to monetize our EW business, we may be required to discontinue its business.
•
If we are unable to identify, attract, train and retain qualified personnel, especially our design and technical personnel, our business and results of operations would be materially and adversely affected and we may not be able to effectively execute our business strategy.
•
Performance problems in our products or problems arising from the use of our products together with other vendors’ products may harm our business and reputation.
•
Supply chain disruptions and our inability to procure necessary component parts for our products have materially and adversely affected our results of operations and could materially and adversely affect our results of operations in the future.
•
We may not be able to procure necessary key components for our products, or we may purchase too much inventory.

•
We depend on a limited number of major customers for a significant portion of our revenue. The loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would materially adversely affect our business and results of operations.
•
We depend on international sales for a material portion of our revenue.
•
Our financial condition and operating results may be adversely affected by potential political, economic and military instability in Israel.
•
Many of Enertec’s employees are obligated to perform military reserve duty in Israel, which could have a disruptive impact on our business.
•
Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete, and our products could infringe upon the intellectual property rights of others, resulting in claims against us, the results of which could be costly.
•
We may in the future be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.
•
Our businesses are subject to government procurement laws and regulations.
•
If we fail to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, or allegations of such failure, it could have a material adverse effect on our business, financial condition and operating results.
•
If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.
•
The price of our common stock may have little or no relationship to the historical bid prices of our common stock on the OTCQB.
•
The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.
•
Our stock price may be volatile, which could result in substantial losses to investors and litigation.
•
If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.
•
If our shares of common stock are subject to the penny stock rules, it would become more difficult to trade our shares.
•
We do not anticipate paying any dividends on our common stock for the foreseeable future.

Risks Related to our Financial Condition

We have doubts about our ability to continue as a going concern.

As of May 11, 2023, we believe that there is doubt about our ability to continue as a going concern because we have incurred recurring net losses, our operations have not provided cash flows, and Ault ended its support of our operations with the limited exception of the payment of approximately $425,000 no later than May 31, 2023. Convertible notes issued to Ault and a subsidiary mature on December 31, 2024. Our inability to continue as a going concern could have a negative impact on the Company, including our ability to obtain needed financing, and could adversely affect the trading price of our common stock. We owe $3.3 million to holders of our convertible notes which are due in October 2023 and do not expect we will have the funds to repay these notes without completing a financing.

Our legacy Giga-tronics business essentially has no backlog and as a result is unlikely to generate sufficient cash to cover its operating costs in 2023 and its future is uncertain.

Certain Microsource customers will not place any significant new orders since such customers have been scaling back legacy fighter programs. While our Giga-tronics EW Division’s product offerings are state-of-the-art, it currently has no backlog. While it expects an order from a customer in Q2 2023, there are no assurances that the order will be placed. Moreover, due to timing and the need to acquire inventory, this Division is likely only to generate $2.0 million in 2023 revenue. As a result, it is unlikely that the legacy Giga-tronics business can generate sufficient cash to cover its operating expenses and will require approximately $6.0 million to break even in 2023. While the Company believes that the legacy Giga-tronics business have prospects for growth over the next 12-24 months including sales of Microsource products to customers outside of the United States, the timing and volume of such business remains uncertain and such growth will require an influx of additional working capital to support its operations. Accordingly, there can be no assurance that the legacy Giga-tronics business will remain in business.

As a result, for the year ended December 31, 2022, we wrote off $10.5 million representing the goodwill arising from the legacy Giga-tronics business.

We have historically incurred net losses and negative cash flow and our operating results may significantly vary from quarter-to-quarter, so we may not be able to achieve or sustain profitability.

We have historically experienced net losses and we anticipate continuing to experience some losses in the future. Our operating results are largely determined by the results of operations of Gresham because they are more significant than our legacy Giga-tronics business. For the years ended December 31, 2022 and 2021, Gresham reported revenue of $30,255,000 and $25,580,000 and net losses of $17.899,000 and $2,863,000 respectively. We expect to continue to incur substantial expenditures to develop and market our products and services and we could continue to incur losses and negative operating cash flow for the foreseeable future.

In addition, our operating results have in the past been subject to quarter-to-quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in our customers’ budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other concerns can create corresponding fluctuations in period-to-period revenue, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenue in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, have been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results for such quarter. It is possible that, in some quarters, our operating results will be below the expectations of public market analysts or investors. Finally, supply chain issues may affect future quarters.

With our expected reductions in California expenses, it is uncertain whether our operating expenses may continue to increase. Expanding our operations may also impose significant demands on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. We cannot assure you that significant problems in these areas will not occur. Our failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. Our attempts to expand our marketing, sales, manufacturing and customer support efforts may not succeed or generate additional sales or profits in any future period. With an increase in our operating expenses, along with the difficulty in forecasting revenue levels, we may experience significant fluctuations in our results of operations.

There is no assurance that we will be able to achieve a level of revenue adequate to generate sufficient cash flow from operations or obtain additional financings necessary to support our working capital requirements.

Because Ault is ending its support, we will need additional capital to fund our operations, and our inability to generate or obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.

Ault has publicly announced that it intends to distribute its shares of our common stock, on a pro rata basis to the holders of Ault common stock, subject to regulatory approval (the “Distribution”). Ault will not support us financially in the future. Ault Lending, an Ault subsidiary, potentially may lend us $425,000 through May 2023 in connection with our December 31, 2022 issuance to Ault Lending of a 10% senior secured convertible note in the principal amount of $6,750,000. We will need to raise additional capital to pay our indebtedness and to support our working capital requirements and our planned growth. Ault currently has over 35,000 stockholders that will receive shares of our common stock in connection with the Distribution. We estimate that the cost of printing and mailing of proxy materials for an annual meeting in compliance with the SEC rules and regulations will increase by approximately $100,000 on annual basis. This will further increase our need to secure additional financing to fund our operations. Any other future financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the foregoing securities, equity investments from strategic development partners or some combination of the foregoing. There is no assurance that additional financing will be available, or if available, will be on acceptable terms. If we are unable to raise additional capital, we may be required to curtail our operations and take additional measures to reduce costs, including reducing our workforce and eliminating outside consultants in order to conserve cash in amounts sufficient to sustain operations and meet our obligations. This could in its turn have a material adverse effect on our business, operating results and future prospects. There can be no assurance that we will be able to complete any future financing.

Because we require consents for certain debt financings and acquisitions, we may not be able to pursue these transactions we cannot obtain the consents.

We issued Ault Series F preferred stock and common stock upon the consummation of the Business Combination. The term of the Series F contains negative covenants that apply until Ault completes the Distribution. Until that occurs, we must obtain Ault’s consent before, among other things, incurring indebtedness of $1,000,000 in any individual transaction or $2,500,000 in the aggregate, or acquiring any business in which the aggregate consideration payable by us is $1 million or more. In addition, if we issue further equity, subject to exceptions for certain excluded securities, such limited issuances pursuant to equity incentive plans, Ault will have the right to purchase additional equity to maintain its ownership interest. Even when Ault fully converts the Series F into shares of our common stock prior to the Distribution, the Convertible Notes that we issued in connection with the Ault Financing and the transaction documents that we entered into in connection with our January 2023 sale of $3.3 million in Senior Secured Convertible Notes (the “Notes”) with the two investment funds (the “Lenders”) contain substantially similar covenants that are included in the Series F. These provisions could limit our ability to raise capital or make future acquisitions, particularly larger acquisitions. For more information about these negative covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Our Recent Financings.”

As a result of our outstanding indebtedness and related warrants, our stockholders are subject to significant future dilution.

As of May 4, 2023 we had $14.4 million in outstanding indebtedness evidenced by convertible notes which are convertible into 18.5 million shares of our common stock, subject to possible increases, and 2 million warrants exercisable for nominal consideration and 69,000 warrants exercisable for $3.92 per share. Because of our cash needs, it likely will have to engage in a new financing or modification of our existing financings or at least the $3.3 million of convertible notes. Any new financing or modification may be even further dilutive to our stockholders. Further, the Ault and Ault Lending notes and the Notes each have price protection so if we enter into a new financing with a lower conversion or exercise price, those instruments will automatically be adjusted resulting in further dilution.

Economic, Policy and Business Risks

A large percentage of our current revenue is derived from prime defense contractors to the U.S. government and its allies, and the loss of these relationships, a reduction in government funding or a change in government spending priorities or bidding processes could have an adverse impact on our business, financial condition, results of operations and cash flows.

The defense programs on which we compete with other policy needs, which may be viewed as more necessary, for limited resources and an ever-changing amount of available funding in the budget and appropriation process. For example, budget and appropriations decisions made by the governments of the United States, the UK and Israel are outside of our control and have long-term consequences for its business. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, and the purchase of our products could be superseded by alternate arrangements. While defense budgets in countries around the world have recently increased, there can be no assurance that such increases will continue for the foreseeable future. A change in government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total defense spending, could have material adverse consequences on our future business.

If our reputation or relationships with the governments of the U.S., the UK or Israel or the limited number of defense contractors with whom we work were harmed, our future revenues and cash flows would be adversely affected.

Gresham Worldwide derives most of its revenue from the governments of the U.S., the UK and Israel as well defense contractors across the world that supply those countries and their allies. Our reputation and relationships with various government entities and agencies, in particular with the U.S. Department of Defense and Ministries of Defense in the UK and Israel, and the limited number of defense contractors serving these agencies, are key factors in maintaining and growing these revenues and winning bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

Because we engage in fixed fee contracts with our customers, we face pressure on our gross profit margins and operating costs from inflation.

Our financial condition, results of operations, and liquidity may be negatively impacted by increased levels of inflation. We are not able to predict the timing and effect of inflation, or its duration and severity. Inflation may cause our costs to purchase inventory to be higher than we planned, and reduce our gross profit margins. Also inflation tends to increase our compensation and other costs. We may not be able to sell our products to our customers at correspondingly increased prices to cover the impact of inflation, resulting in decreased profit margins.

Governments typically may terminate our contracts at any time prior to their completion, which could lead to unexpected loss of sales and reduction in our backlog.

Under the terms of our contracts with prime defense contractors, the military may unilaterally:

•
terminate or modify existing contracts;
•
reduce the value of existing contracts through partial termination; and
•
delay the payment of our invoices by government payment offices and/or contractors directly serving the government.

The government can terminate or modify any of its contracts with us or our prime contractors either for the federal government’s convenience, or if we or our prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose it to liability and have a material adverse effect on its ability to compete for future government contracts and subcontracts. If the government or its prime contractors terminate and/or materially modify any of our contracts or if any applicable options are not exercised, our failure to replace sales generated from such contracts would lower sales and would adversely affect our earnings, which could have a material adverse effect on its business, results of operations and financial condition. While our backlog as of March 31, 2023, was approximately $25.7 million, our backlog could be adversely affected if contracts are modified or terminated.

We may have liabilities that are not known, probable or estimable at this time.

We remain subject to certain past, current, and future liabilities. There could be unasserted claims or assessments against or affecting us, including the failure to comply with applicable laws and regulations. In addition, there may be liabilities of ours that are neither probable nor estimable at this time that may become probable or estimable in the future, including indemnification requests received from our customers relating to claims of infringement or misappropriation of third party intellectual property or other proprietary rights, tax liabilities arising in connection with ongoing or future tax audits and liabilities in connection with other past, current and future legal claims and litigation. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial condition. We may learn additional information that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws or infringement or misappropriation of third-party intellectual property or other proprietary rights.

The integration of our business and any future acquisitions may disrupt or have a negative impact on our business.

Achieving the anticipated benefits of the Business Combination will depend in significant part upon whether we are able to integrate our combined business in an efficient and effective manner. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. The companies may not be able to accomplish the integration process smoothly, successfully or on a timely basis. The necessity of coordinating geographically separated organizations, managements, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. The companies operate numerous systems and controls, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance. The integration of operations following the Business Combination and future acquisitions will continue to require the dedication of significant management and external resources, which may distract management’s attention from the day-to-day business of the Company and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt our business. Any inability of management to successfully and timely integrate the operations of the two companies could have a material adverse effect on our business and results of operations. For example, our former Chief Executive Officer elected to retire in January 2023, which may be perceived negatively by our legacy employees, contractors, customers or other stakeholders.

In addition, we plan to make additional acquisitions as part of our growth strategy. Whenever we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect any expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by inherent risks, including, without limitation, the following:

•
difficulty of integrating acquired products, services or operations;
•
integration of new employees and management into our culture while maintaining focus on operating efficiently and providing consistently high-quality goods and services;
•
potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•
complexity associated with managing our company;
•
difficulty of incorporating acquired rights or products into our existing business;
•
difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•
difficulties in maintaining uniform standards, controls, procedures and policies;
•
potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•
potential inability or failure to achieve additional sales and enhance our customer base through cross- marketing of the products to new and existing customers;
•
effect of any government regulations which relate to the business acquired; and
•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our goodwill or other intangible assets may become impaired, which could result in material non-cash charges to its results of operations.

We have goodwill and other intangible assets resulting from acquisitions by Gresham of its subsidiaries in the past. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by generally accepted accounting principles or GAAP, we will evaluate this goodwill and other intangible assets for impairment based on the fair value of each reporting unit. If the carrying value of a reporting unit exceeds its estimated fair value, we will record an impairment charge. Determination of fair value requires considerable judgment and is sensitive to changes in underlying assumptions, estimates and market factors. Estimated fair values could change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. If we are required to recognize future non-cash charges related to impairment of goodwill, our results of operations would be materially and adversely affected.

At December 31, 2022, we carried a significant amount of goodwill on our balance sheet. To the extent any of our acquisitions do not perform as anticipated and its underlying assumptions and estimates related to the fair value determination are not met, the value of such assets may be negatively affected and we could be required to record impairment charges. During the fourth quarter of 2022, we recorded a non-cash goodwill impairment charge of $10.46 million associated with the acquisition of Giga-tronics business. Refer to Note 9 - Goodwill of our consolidated financial statements included in Part II, Item 8, Financial Statements and supplementary Data of the Annual Report on Form 10-K, for additional information

Our utilization of our net operating loss carryforwards may be limited

As of December 31, 2022, we had a pre-tax federal net operating loss carryforward of $18,384,000 and a state net operating loss carryforward of $22,360,000 available to reduce future taxable income, if any, prior to limitations that may be imposed under Section 382 of the Internal Revenue Code (the “Code”) or otherwise. The federal and state net operating loss carryforwards begin to expire from year ending 2023 through 2038 and from 2031 through 2042, respectively. The federal net operating loss amount of $3,286,000 from year ended 2017 through 2022 will have an indefinite life. As of December 31, 2022, we had $10,206,000 of foreign net operating loss carryforward.

As a result of the Business Combination, we generally continue to carry such NOLs, but we may be unable to fully use such NOLs, if at all. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain stockholders or groups of stockholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. In addition, we may experience an ownership change in the future as a result of subsequent shifts in its stock ownership. Future regulatory changes could also limit our ability to utilize its NOLs. To the extent our NOLs are not utilized to offset future taxable income, our net income and cash flows may be adversely affected. The Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For U.S. federal NOLs arising in tax years beginning after December 31, 2017, with certain exceptions, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize NOL carryforwards in taxable years beginning after December 31, 2020, to 80% of taxable income. In addition, U.S. federal NOLs arising in tax years beginning after December 31, 2017, can be carried forward indefinitely. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. The new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The effects of Russia’s invasion of Ukraine and tensions elsewhere in the world on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon the capital markets.

While the effects of Russia’s invasion of Ukraine and the resulting international sanctions are uncertain, they have already had an immediate effect on the global economy, including the economies of the United States and the United Kingdom by causing, among other things, continued inflation and substantial increases in the prices of oil, gas and other commodities. The conflict has created increased uncertainty in the capital markets with declines in leading market indexes. The duration of this conflict and its impacts are uncertain. Similarly, tensions in Asia with aggressive conduct in China and North Korea and ongoing conflicts in the Middle East have the potential further add to uncertainty and cause disruption in capital markets. Finally, the recent banking crisis may limit traditional bank financing and lead to more issuers seeking capital from investment bankers and institutional investors. This may make it more difficult for us to raise capital and the result may be more expense and dilution. We cannot predict how these factors will affect the capital markets, but the impact may be adverse and may delay or prevent us from completing future financings or make any financings.

If the inflationary pressures in the United States and elsewhere where we operate continue, we could experience reduced margins and lose future business.

The current inflationary pressures are affecting our gross profit margins particularly since we have lacked the capital to accumulate material inventory. Most of our contracts (except with Relec) are fixed price, which reduces our margins when inflation occurs. Reducing our selling prices results in further reduction of our margins. This customer pricing pressure may also result in the loss of contracts and/or future business. Finally, we are experiencing rising labor and other costs which may further increase our losses.

We may be unable to execute our acquisition growth strategy.

Once we solve our working capital need, we plan to make additional acquisitions as part of our growth strategy. Our acquisition growth strategy will involve a number of risks and uncertainties. We may be unable to successfully identify suitable acquisition targets and complete acquisitions. Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully integrate any target’s operations into our business.

Additional factors may negatively impact our growth strategy. Our strategy may require spending significant amounts of capital. If we are unable to obtain additional needed financing on acceptable terms, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects. If any of the aforementioned factors force management to alter our growth strategy, our growth prospects could be adversely affected.

We will have to pay cash, incur debt, or issue equity as consideration in any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. Incurring indebtedness may result in increased fixed obligations and could limit our flexibility in managing our business due to covenants or other restrictions contained in debt instruments. In addition, Ault, prior to the Distributions and the Lenders, will have the right to approve or disapprove of any such indebtedness and certain acquisitions.

Further, we may not be able to realize the anticipated benefits of completed acquisitions. Some acquisition targets may not have a developed business or will be experiencing inefficiencies and incur losses. Additionally, small defense contractors which we consider suitable acquisition targets may be uniquely dependent on their prior owners and the loss of such owners’ services following the completion of acquisitions may adversely affect their business. Therefore, we may lose our investment in the event that the acquired businesses do not develop as planned or that we are unable to achieve the anticipated cost efficiencies or reduction of losses. Even if we are able to do so, we may not realize the full anticipated benefits of such acquisitions, and our business, financial conditions and results of operations may suffer.

Additionally, our and Gresham’s acquisitions have previously required, and any similar future transactions may also require, significant management efforts and expenditures. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, divert the attention of our management and key employees and increase our expenses.

If we lose key personnel, it could have a material adverse effect on our financial condition, results of operations, and growth prospects.

Our success will depend on the continued contributions of key officers and employees. The loss of the services of key officers and employees, whether such loss is through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on our financial condition, results of operations, and growth prospects. Although we expect most of our employees will continue to remain as our employees, it is possible some employees may quit. Depending upon who they are and how many employees quit, we may be adversely affected.

With the closing of the Business Combination, our management, with the exception of our Chief Financial Officer and Chief Technology Officer, was replaced by Gresham’s management. Our former Chief Executive Officer remained with us in the transition but elected to retire in January 2023 as a full-time employee. If we were to lose Jonathan Read, Timothy Long, and/or Lutz Henckels, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer respectively, our business would be materially and adversely affected. The loss of Zvika Avni, who manages our Israeli operations, could also materially harm our business.

Our sales and profitability may be affected by changes in economic, business and industry conditions.

If the economic climate in the United States or abroad deteriorates, customers or potential customers could reduce or delay their orders. In this environment, our customers may experience financial difficulty, reduce operations and fail to budget or reduce budgets for the purchase of our products. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the defense electronics sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

•
Political factors, which result in a reduction of defense expenditures;
•
The end of the Russian war on Ukraine, easing of tensions in Asia and stability in the Middle East;
•
Gas shortages and environmental issues which divert defense expenditures in the United Kingdom;
•
The continuation of the banking crisis and its effects on the credit and capital markets;
•
The introduction and market acceptance of new technologies, products and services;
•
New competitors and new forms of competition;
•
The size and timing of customer orders (for retail distributed physical product);
•
The size and timing of capital expenditures by our customers;
•
Adverse changes in the credit quality of our customers and suppliers;
•
Changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
•
Changes in the terms of our contracts with our customers or suppliers;
•
The availability of products and schedule for deliveries from our suppliers; and
•
Variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, results of operations and financial condition and diminish our ability to achieve our strategic objectives.

We have been significantly short of capital needed to acquire parts for manufacture of our products to complete orders. At times, we have not had the cash available to make advance payments for the purchase of parts, and then, as a consequence, we would not receive the parts from our vendors required to finish a customer order. This would then delay the delivery of our products to customers and would also delay recognition of the resulting revenue and the receipt of cash from the customer. There can be no assurance that we will not operate at a loss during the current or future fiscal years.

Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:

•
supply chain shortages which are currently ongoing;
•
changes in the demand for our products and services;
•
the availability of working capital;
•
the success of our plan to have our Microsource subsidiary work down the backlog at Microphase to accelerate revenues;
•
our loss of key customers or contracts;
•
our ability to hire engineers and other technical personnel;
•
the introduction of competitive products;
•
the failure to gain market acceptance of its new and existing products; and
•
changes in technology which cause some of our products to be obsolete.

Sales, Business Development and Competitive Risks

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

Our sales are significantly dependent on the defense industry and a limited number of customers.

A significant proportion of our current product and service offerings are directed towards the defense marketplace, which has a limited number of customers. If the defense market demand decreases, our sales may be less than projected with a resulting decline in revenues. As a result, our business depends upon continued U.S., Israeli, United Kingdom and other countries’ government expenditures on defense systems for which we provide support. These expenditures have not remained constant over time and have been reduced in some periods. Our business, prospects, financial condition, operating results, and the trading price of our common stock could be materially harmed, among other causes, by the following:

•
Budgetary constraints, including mandated automatic spending cuts, affecting across-the-board government spending, or specific agencies in particular, and changes in available funding
•
A shift in expenditures away from defense programs that we support
•
U.S. government shutdowns due to, among other reasons, a failure by elected officials to fund the government and other potential delays in the appropriations process
•
Delays in the payment of our invoices by government payment offices
•
Changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to conditions, such as emergency spending, that reduce funds available for other government priorities

Additionally, the loss of any one customer may have a material adverse effect on future operating results and financial condition. Our product backlog also has a number of risks and uncertainties such as the cancellation or deferral of orders, dispute over performance of our products and our ability to collect amounts due under these orders. If any of these events were to occur, actual shipments could be lower than projected and revenues could decline which would have an adverse effect on our operating results and liquidity.

We face intense industry competition and product obsolescence, which, in turn, could increase our losses.

We operate in an industry that is generally characterized by intense competition. Our competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the government with whom we enter into contracts with and will continue these efforts in the future, and the governments may choose to use other contractors. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and, therefore, could reduce our profitability. Additionally, as we are seeing with Microsource, the U.S. military’s decision to discontinue ordering certain aircraft where Microsource acts as a supplier, results in our loss of orders.

Because our competitors have greater resources, we may not compete effectively.

Several of our competitors, including, among others, K&L Microwave, Q Microwave, Amplitech, Qorvo, Northrop Grumman, Textron, Keysight, Rohde & Schwarz and National Instruments have substantially greater research and development, manufacturing, marketing, financial, technological personnel and managerial resources than us. These resources also make these competitors better able to withstand difficult market conditions than us. We cannot provide assurance that any products developed by these competitors will not gain greater market acceptance than any developed by us.

Our products compete and will compete with similar, if not identical, products produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distribution personnel, and other resources than we do. These companies can implement extensive advertising and promotional campaigns. They can introduce new products to new markets more rapidly. In certain instances, competitors with greater financial resources may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that customers may find attractive.

The markets for some of our products (such as our commercial products in the United Kingdom) are also subject to specific competitive risks because these markets are highly price sensitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce revenue and increase losses. Failure to anticipate and respond to price competition may also further reduce our revenue and increase our losses.

If we are unable to monetize our EW business, we may be required to discontinue its business.

We initially sold our test solutions in laboratory settings. Competing against market incumbents in this segment exposed greater than expected challenges. Consequently, our EW test sales have fallen short of our expectations due to the longer than expected time required to establish credibility and grow market share in the laboratory segment.

During fiscal 2021, we moved beyond the laboratory environment and pursued opportunities for open-air range applications for our Threat Emulation System (“TEmS”) solution. Market incumbents on these ranges offer single-purpose solutions because the applications being addressed are less data-intensive and narrower in their requirements compared to those in the laboratory environment. We successfully won sales into applications for air-crew training and air-to-ground missile testing.

Through December 31, 2022, we have spent over $24.0 million towards the development of the TEmS solution, but in calendar year 2022, we only sold $1.8 million of EW test products. Over the last four years the sales of EW test products have averaged $2.6 million annually. Our inventory of EW test products was $1.43 million as of December 31, 2022. We have no backlog for our EW test products as of the date of this Report. However, we expect a new order in May although due to the current United States debt ceiling issues or other reasons, that order may be delayed or not received.

Accordingly, if we are unable to monetize our EW business, we may be forced to liquidate our remaining inventory and discontinue its operations.

The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers.

We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed.

If we fail to anticipate and adequately respond to rapid technological changes in our industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies and/or distribution platforms our products must take advantage of in order to make them competitive in the market at the time they are released. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve for our customers. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products may be technologically inferior to competitive products, or less appealing to consumers, or both. If we cannot achieve our technology goals for our customers within the original development schedule of our products, then our customers may opt for competitive offerings or we may delay products until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we can increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve promised delivery date to our customers or to keep up with our competition, which would increase our development expenses and adversely affect our results of operations.

Performance and Operational Risks

If we are unable to identify, attract, train and retain qualified personnel, especially our design and technical personnel, our business and results of operations would be materially and adversely affected and we may not be able to effectively execute our business strategy.

Our performance and future success largely depends on its continuing ability to identify, attract, train, retain and motivate qualified personnel, including its management, sales and marketing, finance and in particular its engineering, design and technical personnel. For example, we currently have a limited number of qualified personnel for the assembling, tuning and testing processes. Members of our technical staff are nearing retirement, and it may be difficult to replace them, given their experience and expertise. In addition, we will need additional staff to drive Microphase’s forecasted growth and to allow Enertec to handle more large orders. We do not know whether we can expand our workforce as needed. Our engineering, design and technical personnel represent a significant asset. The competition for qualified personnel in the defense industry in the United States, United Kingdom and Israel is intense and constrains our ability to attract qualified personnel. The loss of the services of one or more of our key employees, especially our key engineering, design and technical personnel, or its inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

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

Our EW test and training products are complex and could have unknown defects or errors, which may increase our costs, harm our reputation with customers, give rise to costly litigation, or divert our resources from other purposes.

Our EW test and training systems are extremely complex. Despite testing, our initial products contained defects and errors and may in the future contain defects, errors or performance problems following the sale or when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, diversion of our personnel’s attention from our product development and sales efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could have a material adverse impact on our results of operations. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

We face risks related to production delays, delays of customer orders and the relatively high selling price of our RADAR/EW testing platform.

Our EW test and training platform has been a primary product development focus for the legacy Giga-tronics business for the last several years. However, delays in completing its initial development, together with early design and manufacturing issues and longer than anticipated sales cycles have contributed to our inability to generate material sales. Additionally, the average selling price of our EW test and training system is considerably higher than our prior general-purpose test and measurement products, which requires additional internal approvals on the part of the customer and generally leads to longer sales cycles. Our financial condition may also cause potential customers to delay, postpone or decide against placing orders for our products. Continued longer than anticipated sales cycles in future fiscal years, or delays in production and shipping volume quantities, could have a material adverse impact on our operating results and liquidity.

Our business could be negatively impacted by cybersecurity threats and other security threats and disruptions.

As a defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, threats to physical security, and domestic terrorism events. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, which generally face similar security threats. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches believe that we have implemented appropriate measures and controls and invested in skilled information technology resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and information technology networks and related systems could:

•
disrupt the proper functioning of these networks and systems and therefore its operations and/or those of certain of its customers;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, our proprietary, confidential, sensitive or otherwise valuable information, our operating companies or their customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•
compromise national security and other sensitive government functions;
•
require significant management attention and resources to remedy the damages that result;
•
subject us to claims for breach of contract, damages, credits, penalties or termination; and
•
damage our reputation with its customers and the United States, United Kingdom and Israel, and the public generally.

Any or all of the foregoing could have a negative impact on its business, financial condition, results of operations and cash flows.

Failure of our information technology infrastructure to operate effectively could adversely affect our business.

We depend heavily on information technology infrastructure to achieve our business objectives. If a problem occurs that impairs this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to remediate.

Because of the COVID-19 pandemic, we had disruptions to its business which caused a material effect on its business and results of operations. The future impacts on us, if any, are uncertain.

Our business was materially affected by the COVID-19 pandemic. The disruptions caused by the pandemic included temporary closures of our facilities, including a shutdown of our Microphase facility in Connecticut for three weeks in December 2020 and suspension of production operations for our Gresham Power subsidiary located in Salisbury, United Kingdom from March 19, 2020, until June 2020 and from November 2020 until the Spring of 2021. This resulted in a significant decrease of revenue in December 2020 and a decrease in January to February 2021. In addition, Gresham Power experienced substantial revenue decreases while shut down. In January 2022, Israel experienced a fifth wave of COVID-19 with the Omicron variant. Many of the workers of Enertec became ill and/or worked from home. Despite this disruption, it did not materially impact Enertec’s operations.

We also incurred expenses related to implementing the workplace safety protocols and adjusting for remote working arrangements. Some non-production employees work remotely part of the time. However, not all employees are as efficient working remotely and our business may be adversely affected as the result. Additionally, certain employees at our production facilities must continue to work on site to continue manufacture for essential government programs.

Further, lockdowns affected our sales and market strategy. This resulted in an increase in the average length of sales cycles to onboard new customers and delays in new projects, which could materially adversely impact our business, results of operations, and financial condition in future periods.

As a result of the COVID-19 pandemic, the American, Israeli and United Kingdom economies sustained material slowdowns during part of the pandemic. While people continue to be infected with COVID-19, serious illnesses and deaths have diminished. As new variants rise, this trend may not continue.

Because of the uncertainty surrounding COVID-19, we cannot be certain whether COVID-19 will adversely affect us in the future.

Earthquakes and other events could have a material adverse effect on our business, financial condition and results of operations.

Our Giga-tronics facility is located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to other natural disasters, epidemics, such as COVID-19, and other events that could disrupt our operations that may be beyond our control. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operating results, cash flows and success as an overall business.

Supply chain disruptions and our inability to procure necessary component parts for our products have materially and adversely affected our results of operations and could materially and adversely affect our results of operations in the future.

We manufacture some components for our products, but we rely on subcontract manufacturers to supply components for many of our product offerings. Our reliance upon such subcontract manufacturers involves several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components, unfavorable currency exchange fluctuations, and continued inflationary pressures on many of the raw materials used in the manufacturing of our products. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, the inability of our subcontract manufacturers to procure raw materials, the loss of key assembly subcontractors, difficulties associated with the transition to our new subcontract manufacturers or other factors, we could experience lost revenue, increased costs, and delays in, or cancellations or rescheduling of, orders or shipments, any of which would materially harm our business.

Supply chain disruptions have affected us. During our fiscal year ended December 31, 2022, we have experienced delays in our receipt of certain components, which temporarily delayed shipments in the U.S., the UK and Israel.

Our Microsource, Microphase, Enertec, Gresham Power and Relec subsidiaries and Giga-tronics’ Division all have experienced supply chain disruptions, albeit in different ways. Our Giga-tronics Division experienced a 55-week delivery lead-time for a memory card and 36-week delivery lead-time for the chassis on which to build its TEmS that constrains the revenue that it can generate and cash flow. Microphase experienced a 45-week delay in securing certain video component parts for a customer, which adversely impacted Microphase’s revenues and cash flows. While Relec experienced a spike in bookings, it encountered longer delivery lead-times for products it distributes. That in turn also delays fulfillment of orders, defers revenue recognition and increases capital requirements to finance the interval between payment for goods and release of goods from inventory to customers for payment. Enertec experienced problems with component delivery times in 2022. Enertec began purchasing component parts at least nine months in advance in 2022. The current situation has put a lot of pressure on Enertec’s cash flow. All our operating companies have implemented strategies to deal with extended delivery lead-times and manage customer expectations on delivery dates for our product offerings. We cannot assure you that these initiatives will succeed and supply chain issues will continue to cause challenges for our operating subsidiaries in the future.

The COVID-19 pandemic had significant impacts on our supply chain throughout 2021 and 2022. Many of our suppliers have indicated similar challenges in keeping their own operations running and management believes there may still be some residual delays in fulfilling orders due to limited availability of parts and services. We expect this situation to improve toward the end of 2023.

We may not be able to procure necessary key components for our products, or we may purchase too much inventory.

The defense industry, and the electronics industry as a whole, can be subject to business cycles. During periods of growth and high demand for our products, we may not have adequate supplies of inventory on hand to satisfy our customers’ needs. Furthermore, during these periods of growth, our suppliers may also experience high demand and, therefore, may not have adequate levels of the components and other materials that we require to build products so that it can meet our customers’ needs. Our inability to secure sufficient components to build products for our customers could negatively impact our sales and operating results. We may choose to mitigate this risk by increasing the levels of inventory for certain key components assuming we have available cash resources. Increased inventory levels can increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets. If we purchase too much inventory, we may have to record additional inventory reserves or write-off the inventory, which could have a material adverse effect on our gross margins and on our results of operations.

We depend on a limited number of major customers for a significant portion of our revenue. The loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would materially adversely affect our business and results of operations.

Our operating companies typically depend upon a limited number of major customers to generate a significant portion of its revenue. For the years ended December 31, 2022 and 2021, Enertec derived close to 90% and 95%, respectively, of its revenues from 2 customers. In each of those years, 83% and 87% of Microphase revenues came from the same 6 customers while 3 customers accounted for 76% and 67% of the revenues of Microphase for the years ended December 31, 2022 and 2021, respectively. However, there is no assurance that the customers, which account for the great proportion of sales in our operating companies will continue placing further orders beyond the backlog orders on hand now. Among the factors that affect future orders are:

•
We have no intellectual property rights beyond trade secrets for the equipment we manufacture;
•
We are subject to competition from many manufacturers of purpose-built electronics;
•
We introduce a new upgraded version of the equipment which may not meet the customer’s needs;
•
Changing technology may make our products less useful to the customer;
•
The customer may decrease the size of its orders or seek to reduce our selling price at any time;
•
The customer may elect to use manufacturers other than our operating companies; and

If one or more of our major customers reduce or cancel their orders scaling back some of their activities, our revenue would be significantly reduced. Furthermore, reduction or diversions in defense spending may lead to reduced demand for our products, which could, in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers were to deteriorate, or if such customers have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenue would likely result.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We are experiencing, growth in our operations. This growth will place, significant demands on our management, operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage our growth, we must continue to improve our operational, financial and management controls and reporting systems and procedures. These systems improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to effectively manage our growth and would in its turn have a material adverse impact on our business and future operating results.

If we are unable to successfully expand our production capacity, it could result in material delays, quality issues, increased costs, and loss of business opportunities, which may negatively impact our profit margins and operating results.

Part of our future growth strategy is to increase our production capacity to meet increasing demand for our products. Assuming we obtain sufficient funding to increase our production capacity, any projects to increase such capacity may not be implemented on the anticipated timetable or within budget. We may also experience quality control issues as we implement any production upgrades. Any material delay in completing these projects, or any substantial cost increases or quality issues in connection with these projects could materially delay our ability to bring our products to market and adversely affect our business, reduce our revenue, income and available cash, all of which could harm our financial condition.

Our strategic focus on purpose-built electronics solution competencies and concurrent cost reduction plans may be ineffective or may limit our ability to compete.

We devote significant resources to developing and manufacturing bespoke electronics solutions for our customers. Each product typically represents a uniquely tailored solution for a specific customer’s requirements. Failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers. Moreover, changes in market conditions and changes in the needs and requirements of our customers may affect their purchasing decisions. The loss of one or more of our significant custom electronics solution customers could have a material adverse impact on our revenue, business or financial condition.

We have implemented a series of initiatives designed to increase efficiency and reduce costs. While we believe that these actions will have a positive impact, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. Early in 2023, we implemented a reduction in force by laying off 14 employees in our U.S. operations. We may be forced to take additional cost-reducing initiatives, including those involving personnel, which may negatively impact quarterly results of operations as it accounts for severance and other related costs. In addition, there is the risk that such measures could have long-term adverse effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products or services, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for its solutions increases and limiting our ability to hire and retain key personnel. These circumstances could adversely affect our operating results.

Although we depend on sales of our legacy products for a meaningful portion of our revenue, as these products mature, we risk component parts becoming obsolete.

A significant portion of our sales have historically been attributable to our legacy products. We expect that these products may continue to account for a meaningful percentage of our revenue for the foreseeable future. As products mature, however, component parts may become obsolete and to the extent we require component parts we may incur significant expenses to find acceptable substitutes for obsolete parts or to retool and/or re-design such component part. If we fail to do so, we will be unable to sell such mature products.

A significant portion of our contracts are fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.

We negotiate most of our contracts on a fixed-price basis which allows us to benefit from cost savings but also subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts, because we assume the entire cost burden. If our initial estimates are incorrect, we can lose money on these contracts. Government contracts can expose us to potentially large losses because the government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of our replacement by another provider regardless of the size or foresee ability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us. The United States, the United Kingdom and Israel are experiencing a significant increase in inflation, which could have a significant adverse impact on the profitability of these contracts. Furthermore, if we fail to meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Cost overruns could have an adverse impact on our operating results.

Many of our operating companies purchase a significant amount of its components and products outside of the countries in which they operate.

With the exception of Microphase which sources all of its components, and Enertec which sources most of its parts, in the United States, we purchase a majority of our components from foreign manufacturers. In addition, we have a substantial majority of our commercial products assembled, packaged, and tested by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in social, political, pandemic, or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on our business and operating results.

If we are unable to satisfy our customers’ specific product quality, certification or network requirements, our business could be disrupted, and our financial condition could be harmed.

Our customers demand that our products meet stringent quality, performance and reliability standards. We have, from time to time, experienced problems in satisfying such standards. Defects or failures have occurred in the past, and may occur in the future, relating to our product quality, performance and reliability. From time-to-time, our customers also require us to implement specific changes to our products to allow these products to operate within their specific network configurations. If we are unable to remedy these failures or defects or if we cannot complete such required product modifications, we could experience lost revenue, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in, or cancellations or rescheduling of, orders or shipments and product returns or discounts, any of which would harm our business.

Risks Related to our Foreign Operations

We depend on international sales for a material portion of our revenue.

Sales to customers outside of North America accounted for more than two thirds of our net revenue for the years ended December 31, 2022 and 2021, respectively. We expect that international sales will continue to represent a material portion of our total revenue. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. These risks include the following:

•
unexpected changes in practices, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions;
•
different labor laws and regulations;
•
exposure to many stringent and potentially inconsistent laws and regulations relating to privacy, data protection, and information security;
•
changes in a specific country’s or region’s political or economic conditions;
•
risks resulting from fluctuations of currency exchange rates;
•
risks relating to the trade protection regulations and measures in the United States or in other jurisdictions;
•
limitations on Gresham’s ability to reinvest earnings from operations derived from one country to fund the capital needs of its operations in other countries;
•
limited or potentially unfavorable intellectual property protection; and
•
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar applicable laws and regulations in other jurisdictions.

International sales are also subject to the export laws and regulations of the United States and other countries. Further, our subsidiaries in the United Kingdom and Israel are subject to local regulation which may increase our costs.

Any one or more of these factors could increase our costs and adversely affect our results of operations.

Our financial condition and operating results may be adversely affected by potential political, economic and military instability in Israel.

A material portion of our business is conducted through Enertec, its Israeli subsidiary. Political, economic and military conditions in Israel directly affect Enertec’s operations. A state of hostility, varying in degree and intensity in Israel, has led to political turmoil as well as security and economic problems for Israel. Such ongoing hostilities may hinder Israel’s international trade relations and may limit the geographic markets where Enertec can sell its products and solutions. Hostilities involving or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could materially and adversely affect our operations. There also has been more friction between the Biden Administration and the Israeli government, particularly with the recent change in that government and the proposed judicial reforms which have caused massive protests in Israel. If this were to result in reduced U.S. aid for Israel, it is possible that Enertec’s business could be adversely affected. Further, the protests may result in operating inefficiencies.

In addition, Israel-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries, including Iran, since Israel’s establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Wars and acts of terrorism have resulted in significant damage to the Israeli economy, including reducing the level of foreign and local investment. Damages to Enertec’s operations or injuries to employees from rockets launched from Gaza, Lebanon or Iran, — or outright war against Israel — may have a material and adverse effect upon our company.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover its potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

Many of Enertec’s employees are obligated to perform military reserve duty in Israel, which could have a disruptive impact on our business.

Certain number of Enertec’s officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service. These military service obligations could have a disruptive impact on our business, if hostilities develop in the future, which may adversely affect our business.

If we are unable to replace Relec’s senior management, it may encounter losses of business and operating losses.

We acquired Relec on November 30, 2020, from its three owners who remained as employees following the closing. We expect that the two of three principals may resign or take a step back from the business after the three-year earn-out period expires in December 2023 or perhaps earlier. Relec relies upon its former owners’ personal relationships and skills to grow and maintain relationships with customers and suppliers. Once they resign, although management believes that it has a sound succession plan in place, Relec may encounter losses of business and operating losses.

A material portion of our revenue and expenses is denominated in foreign currencies, so fluctuations in exchange rates could have a material adverse effect on our operating results.

We face foreign exchange risks because a significant portion of our revenue and expenses is denominated in foreign currencies. Further, some suppliers to Enertec and Relec require payment in U.S. dollars, which also exposes us to risk. Generally, U.S. dollar strength adversely impacts the translation of the portion of our revenue that is generated in foreign currencies into the U.S. dollar. For the years ended December 31, 2022 and 2021, a substantial portion of our revenue was denominated in currencies other than U.S. dollars. Our results of operations could also be negatively impacted by a strengthening of the U.S. dollar as a large portion of our costs are U.S. dollar denominated. We also have foreign exchange risk exposure with respect to certain of its assets that are denominated in currencies other than the functional currency of its subsidiaries, and its financial results are affected by the re-measurement and translation of these non-U.S. currencies into U.S. dollars, which is reflected in the effect of exchange rate changes on cash, cash equivalents, and restricted cash on the consolidated statements of cash flows. Strengthening of the U.S. dollar could materially and adversely affect our results of operations and financial condition. For the years ended December 31, 2022 and December 31, 2021, we had gains from foreign currency exchange adjustment of $45,000 and $0 respectively.

Legal Risks

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete, and our products could infringe upon the intellectual property rights of others, resulting in claims against us, the results of which could be costly.

Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws and contractual obligations, these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings, which would be costly and would divert our resources from the development of our business. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may become subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, require us to reengineer or cease sales of our products or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad.

We may in the future be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe on our patents, trade secrets or the patents of our licensors. To counter such infringement or unauthorized use, we may be required to file infringement claims, or we may be required to defend the validity or enforceability of such patents, which can be expensive and time-consuming. In an infringement proceeding, a court may decide that either one or more of our patents or our licensors’ patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings filed by third parties or brought by us may be necessary to determine the priority of inventions regarding our patents or patent applications or those of our partners or licensors. An unfavorable outcome could require us to cease using the related technology or to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may cause us to incur substantial costs and distract the attention of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Regulatory and Compliance Risks

Our businesses are subject to government procurement laws and regulations.

We must comply with certain laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we conduct business with the government, including the business that we do as a subcontractor to large prime contractors that contract directly with the government. In complying with these laws and regulations, we incur additional costs. These costs may increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Failure to comply with these regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future government contracts.

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

If we fail to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, or allegations of such failure, it could have a material adverse effect on our business, financial condition and operating results.

We are subject to various anti-bribery, anti-corruption, anti-money laundering laws, including the FCPA, the U.S. Travel Act, and the USA PATRIOT Act. In addition, we are subject to the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 1977, the Israeli Prohibition on Money Laundering Law–2000, and possibly other similar laws in countries outside of the United States in which we conduct our business or seek to sell our products. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corruptor other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities.

These laws also require that we keep accurate records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. In addition, we may be held liable for violations committed of the FCPA or similar foreign laws by companies that we acquire.

Any alleged or actual violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti- money laundering laws could result in whistleblower complaints, investigations, enforcement actions, fines and other criminal or civil sanctions, adverse media coverage, loss of export privileges, or suspension or termination of government contracts. Responding to any investigation or enforcement action would require significant attention of our management and resources, including significant defense costs and other professional fees. Failure to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, or allegations of such failure, could therefore have a material adverse effect on our business, results of operations, financial condition and future prospects.

We are subject to certain governmental regulatory restrictions and regulations relating to international sales.

Some of our products are subject to International Traffic in Arms Regulation (“ITAR”), which are interpreted, enforced and administered by the U.S. Department of State. ITAR regulation controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production. Any delays in obtaining the required export, import or trade licenses for products subject to ITAR regulation and rules could have a material adverse effect on our business, financial condition, and/or operating results. In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, Gresham has entered into contracts with the Israeli Ministry of Defense which were governed by the U.S. Foreign Military Financing program (“FMF”). Any such future sales would be subject to these regulations. Failure to comply with FMF rules could subject us to investigations that could lead to civil, administrative and possible criminal prosecution, which have a material adverse effect on its financial condition, operating results and/or prospects for obtaining future government business. Failure to comply with ITAR or FMF rules could also have a material adverse effect on our financial condition, and/or operating results.

We are also required to obtain export licenses before filling foreign orders for many of our products that have military or other governmental applications. United States Export Administration regulations control technology exports like our products for reasons of national security and compliance with foreign policy, to guarantee domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Thus, any foreign sales of our products requiring export licenses must comply with these general policies. Compliance with these regulations is costly, and these regulations are subject to change, and any such change may require us to improve our technologies, incur expenses or both in order to comply with such regulations.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting.

We have noted the following deficiencies that we believe to be material weaknesses:

•
At December 31, 2022, we did not have sufficient resources in our accounting function, which restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner.
•
Due to our size and nature, the Company is not able to maintain appropriate segregation of conflicting duties as it is not always possible and is not economically feasible.
•
Our primary user access controls to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and /or implement sufficient controls for program change management to certain financially relevant systems affecting our processes.
•
Due to the lack of appropriate personnel necessary for financial reporting, the Company has failed to properly account for complex financial instruments.

We are focused on remediating these material weaknesses, but our management has been distracted with our liquidity concerns. When we can obtain the cash resources, we expect to increase our accounting staff. With our recent reductions of employees, we did not lay off any accounting personnel. However, our vice president of finance recently resigned and we must replace him. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Risks Related to the Ownership of Our Common Stock

We may not achieve the benefits expected from the Distribution and may be more susceptible to adverse events.

We expect that, as a company independent from Ault, we will be able to grow organically and through acquisitions. Nonetheless, we may not be able to achieve any of these benefits. Further, by separating from Ault, there is a risk that we may be more susceptible to adverse events than we would have otherwise experienced as a subsidiary of Ault. As a subsidiary of Ault, we enjoyed certain benefits, including economies of scope and scale in securing capital, covering accounting, finance and benefits costs, and business relationships. These benefits may not be as readily achievable as a smaller, stand-alone company.

Because the Distribution will significantly increase the number of free trading shares it is likely many Ault stockholders will sell their common stock which may depress our stock price.

Immediately after the Distribution, it is possible that there may be a larger number of sellers than purchasers of the Company’s common stock, as our new stockholders may not be interested in owning our common stock and may sell their shares of our common stock. If such a situation occurs, the price of our common stock would likely be materially reduced.

The price of our common stock may have little or no relationship to the historical bid prices of our common stock on the OTCQB.

There has been a relatively illiquid public market for our common stock on the OTCQB. The average daily trading volume of our shares of common stock during 2022 was 1,414 shares as of December 30, 2022. It is difficult to predict the broader market demand for our common stock and thus the price of our common stock after giving effect to the Distribution. As a result, you should not rely on these historical sales prices as they may differ materially from subsequent prices and the trading volume of our common stock following the Distribution.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our charter documents give our board of directors (the “Board”),the right to create new series of preferred stock. As a result, our Board may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock, we may issue such shares in the future.

Our stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

•
the results of operating and financial performance and prospects of other companies in our industry;
•
strategic actions by us or our competitors, such as acquisitions or restructurings;
•
announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;
•
the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•
lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the defense electronics industry;
•
changes in government policies in the United States and, as our international business increases, in other foreign countries;
•
changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;
•
market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•
changes in accounting standards, policies, guidance, interpretations or principles;
•
any lawsuit involving us, our solutions or our product offerings;
•
arrival and departure of key personnel;
•
sales of common stock by us, our investors or members of our management team; and
•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters or the banking crisis.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent you from being able to sell your shares at or above the price you paid for your shares, if at all. In addition, following periods of volatility in the market price of a company’s shares, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about our business and us. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

If our shares of common stock are subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Unless we are listed on the NYSE American, or the Nasdaq Stock Market or if the price of our common stock is less than $5.00 (as it is now), our common stock will be a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We do not anticipate paying any dividends on our common stock for the foreseeable future.

We have not paid any dividends on our common stock to date, and we do not anticipate paying any such dividends in the foreseeable future. We anticipate that any earnings experienced by us will be retained to finance the implementation of our operational business plan and expected future growth.

Additionally, any additional financings may be dilutive to our stockholders, and such dilution may be significant based upon the size of such financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in an executive suite in Scottsdale, Arizona. We maintain a large facility with marketing, sales, and engineering offices and manufacturing departments in a 23,873 square foot facility in Dublin, California, which we have occupied since April 2017. We also lease additional facilities and offices in Nashua, New Hampshire and Shelton, Connecticut.

In addition, we lease facilities internationally. In September 2010, Gresham Power entered into a 15-year lease for its 25,000 square-foot facility in Salisbury, U.K., where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration. Gresham Power’s lease expires in September 2024. Further, in June 2021, Enertec entered into a five-year lease with an option to extend the lease for an additional five-year term for its 32,900 square-foot facility in Karmiel, Israel, where it manufactures specialized electronic systems for the Israel military market. In July 2020, Relec entered into a 10-year lease for its 7,490 square-foot facility in Dorset, U.K., where it markets and distributes power electronics and display solutions for mission critical rail, industrial, medical, telecoms and military applications.

We believe our existing and planned facilities and offices are adequate to meet our current needs and are being utilized consistently with our past practice. We consistently look for opportunities to minimize costs related to office space through improved efficiencies and intend to make changes to leased facilities in the future as appropriate to reflect changes in worldwide operations and headcount.

We currently anticipate that the current leased space will be sufficient to support our current and foreseeable future needs. The Dublin lease expires in August 2023 and we are evaluating all our options which may include negotiating a short-term lease with the landlord or relocating to s smaller place. Under the lease we must notify our landlord by July 2023 of our intentions.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated in accordance with Financial Accounting Standards Board (“FASB”) requirements. As of December 31, 2022, we were not party to any material legal proceedings for which a loss was probable or an amount was accrued.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCQB using the symbol “GIGA”. The number of record holders of our common stock as of April 12, 2023 was over 2,000. A significantly larger number of stockholders may be “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no current plans to do so in the future, believing our available capital is best used to fund our operations, including product development and enhancements.

Recent Sales of Unregistered Equity Securities

Not applicable

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2022:

		No. of securities to be	Weighted Average
	No. of restricted stock	issued upon exercise of	exercise price of
	units and awards	outstanding options	outstanding options
Plan Category	outstanding	(a)	(b)
2023 Equity Incentive Plan	249,875	499,751	$2.97
2018 Equity Incentive Plan	10,000	238,443	$4.29
2005 Equity Incentive Plan	—	58,764	$5.90
Total	259,875	796,958	$3.58

Issuer Repurchases

We did not repurchase any of our equity securities during the years ended December 31, 2022 and 2021.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On September 8, 2022, the Company acquired 100% of the capital stock of Gresham from Ault in exchange for 2,920,085 shares of the Company’s common stock and 514.8 shares of Series F that are convertible into an aggregate of 3,960,043 shares of the Company’s common stock. The Company also assumed Gresham’s outstanding equity awards representing the right to receive up to 749,626 shares of the Company’s common stock, on an as-converted basis.

The Business Combination is accounted for as a reverse recapitalization with Gresham being the accounting acquirer and the Company being the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represent the accounts of Gresham and its subsidiaries. The shares and net loss per common share prior to the business combination have been retroactively restated reflecting the exchange ratio established in the Business Combination.

The Company manufactures specialized electronic equipment for use in military test and airborne operational applications. Our operations consist of three business segments, the “Precision Electronic Solutions” group, the “Power Electronics & Displays” group, and the “RF Solutions” group. The RF Solutions group consists of Microphase located in Connecticut. The group designs and manufactures custom microwave products for military applications in the air, on land and at sea and generates revenue mostly through sole-source production contracts for custom engineered components and RADAR filters. Microphase produces fixed filters for the F-35 aircraft, shipboard applications and jammer systems to counter improvised explosive devices on land and produces log-video amplifiers for European military aircraft as well as for the U.S. Air Force B1B bomber. The engineering of each RF device variant is typically funded by governments through the respective US or European prime contractors.

The Power Electronics & Displays group consists of two subsidiaries, namely Gresham Power and Relec located in the United Kingdom which primarily produce power conversion systems. The Precision Electronic Solutions group consists of Enertec located in Israel and the Giga-tronics Division located in California and New Hampshire primarily producing systems and providing services for the defense industries.

Gresham Power is located in Salisbury, England. Gresham Power designs, manufactures and sells power electronics and system solutions mainly for customers in the United Kingdom and the European Union. Its offerings include power conversion, power distribution equipment, frequency rectifiers, Direct Current (“DC”)/Alternating Current (“AC”) inverters and Uninterruptible Power Supply products. Gresham Power’s defense business specializes in the field of naval power distribution products. Gresham Power systems can be found on the vessels of the navies of 15different countries. The Company recently expanded its power electronics offerings to support land-based military vehicles, e.g., trucks, armored troop carriers and tanks.

Relec was established in 1978 with the aim of providing specialized power electronics offerings to support professionals in the electronics industry. Relec markets and distributes power conversion electronics and ruggedized display solutions for mission critical rail, industrial, medical, telecom and military applications. An essential part of Relec’s solutions offerings centers on providing the right power electronics to meeting a customer specific requirement, specializing in AC-DC Power Supplies, DC-DC converters, ruggedized displays and Electromagnetic Compatibility (“EMC”) filters. The majority of Relec’s revenues come from customers within the United Kingdom.

Based in Israel, Enertec designs, develops, manufactures and maintains advanced end-to-end high technology precision electronic products for military and medical markets. Enertec’s primary customers include military prime contractors in Israel. In addition, Enertec has a strategic partnership to build and deliver solutions for the Indian military. Enertec also designs, develops, manufactures and maintains high precision calibration equipment for lifesaving cardiac catheters for a global health care company. This customer accounted for 30% of Enertec’s 2022 revenue. Enertec delivers complete end-to-end project management with requirements definition, systems engineering, design/development, production, testing, integration, field support, maintenance, and optimization. Enertec is Israel’s largest developer of test equipment and simulators. It develops and manufactures test systems and simulators for all types of weapons systems at all levels of maintenance, development, and integration. Enertec is currently working on developing a new generation of electronic cards and assemblies to build a new generation of test systems.

The Giga-tronics Division participates in the electronic warfare test segment with modular microwave up and down converters, its real-time Threat Emulation System (”TEmS”) and its integrated playback and record solutions. Its solutions are architected like a RADAR system but built like a test system. Gresham Worldwide believes this approach differentiates our TEmS system from the competing solutions and provides a better correlation between laboratory tests and actual field results. The platform was specifically designed to address the need for multiple test channels and delivers a product that is smaller, more flexible, much easier to use and much lower in cost than those previously available.

Microsource develops and manufactures sophisticated RADAR filters used in fighter aircraft. Microsource’s primary business is the production of Ytrium-Iron-Garnet (“YIG”) based microwave components designed for a specific customer’s intended operational application. Microsource produces a line of tunable, synthesized band reject filters for solving interference problems in RADAR/EW applications as well as low noise oscillators used on shipboard and land-based self-protection systems. Microsource designs components based upon the Company’s proprietary YIG technology, for each customer’s unique requirement, generally at the customer’s expense. Microsource routinely maintains a top-quality rating as measured quarterly by its customers and over the years has received multiple “Gold Supplier” awards.

COVID-19 Impact

The Company’s businesses were materially affected by the COVID-19 pandemic. The disruptions caused by the pandemic included temporary closures of its facilities, including a shutdown of its Microphase facility in Connecticut for three weeks in December 2020 and suspension of production operations for its Gresham Power located in Salisbury, United Kingdom from March 19, 2020 until June 2020 and from November 2020 until the Spring of 2021. This resulted in a significant decrease of revenue in December 2020 and a decrease in January to February 2021. In addition, Gresham Power experienced substantial revenue decreases while shut down. In January 2022, Israel experienced a fifth wave of COVID-19 with the Omicron variant. Many of Enertec’s workers became ill and/or worked from home. Despite this disruption, it did not materially impact Enertec’s operations. In February 2023, many workers of the Microsource subsidiary became infected with COVID-19, and had to shut down for a week. A deep cleaning of the office was performed.

Gresham Worldwide also incurred expenses related to implementing the workplace safety protocols and adjusting remote working arrangements. Most of our non-production employees currently work remotely. However, not all employees are as efficient working remotely and its business may be adversely affected as the result. Additionally, certain employees at Gresham’s production facilities must continue to work on site to continue manufacture for essential government programs.

Further, Gresham Worldwide experienced an increase in the average length of sales cycles to onboard new customers and delays in new projects, which could materially adversely impact its business, results of operations, and financial condition in future periods. As a result of the COVID-19 pandemic, the American, Israeli and United Kingdom economies sustained material slowdowns during part of the pandemic. While people continue to be infected with COVID-19, the serious illnesses and deaths have diminished. As new variants rise, this trend may not continue. Because of the uncertainty surrounding COVID-19, we cannot be certain whether COVID-19 will adversely affect us in the future.

Recent Trends and Uncertainties

We are in the process of aggressively managing our cash flow and reducing our expenses. As part of this endeavor, in January-February 2023 we implemented a reduction in our work force (“RIF”) by approximately $1.7 million over the next 12 months. We believe that the RIF will not affect our production capabilities, nor will it affect our accounting capabilities.

In the past, Ault has allocated certain overhead charges to us. As of December 31, 2022, Ault allocated $1,090,000 of its overhead to us comprised of $230,000 for officer salaries, $90,000 director and officers’ insurance, $630,000 in audit fees and $140,000 in administrative costs. After the Distribution, we expect to achieve a non-cash savings of approximately $1.1 million, as Ault will no longer allocate such expenses. However, this non-cash savings will be offset by cash that we will now need to spend in 2023 for our auditors. We estimate such cash expenditures to be $550,000 in 2023.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. In reading and understanding this discussion of results of operations, liquidity and capital resources, you should be aware of key policies, judgments and assumptions that are important to the portrayal of financial conditions and results.

The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include valuations of the assets and liabilities acquired in the business combination, valuation of convertible notes, reserves for inventories, accruals of certain liabilities, useful lives and the recoverability of long-lived assets and impairment analysis of goodwill.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

• Step 1: Identify the contract with the customer,

• Step 2: Identify the performance obligations in the contract,

• Step 3: Determine the transaction price,

• Step 4: Allocate the transaction price to the performance obligations in the contract, and

• Step 5: Recognize revenue when the company satisfies a performance obligation.

Foreign Currency Translation

A substantial portion of the Company’s revenues are generated in U.S. dollars. In addition, a substantial portion of the Company’s costs are incurred in U.S. dollars. Our management has determined that the U.S. dollar is the functional currency of the primary economic environment in which it operates.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 830, Foreign Currency Matters (“ASC No. 830”). All transaction gains and losses from the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

The financial statements of Relec, Gresham Power and Enertec, whose functional currencies have been determined to be their local currencies, the British Pound (“GBP”), and the New Israeli Shekel (“NIS”), respectively, have been translated into U.S. dollars in accordance with ASC No. 830. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive income (loss) in the Consolidated Statement of Operations and Comprehensive Loss, and accumulated comprehensive income (loss) in statement of changes in stockholders’ equity (deficit).

Business Combination

We allocate the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired customer relations, technology, tradenames and know-how are recognized at fair value. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. During the fourth quarter of 2022, GIGA experienced a lack of backlog, significant decline in sales and a drop in the trading price of its common stock. Due to these factors, we determined that a triggering event had occurred and as a result, we recognized an impairment loss of $10.5 million related with the acquisition of the Giga-tronics business.

Results of Operations

New orders by reporting segment are as follows for the respective periods (In thousands):

	Year Ended
Segment	December 31, 2022	December 31, 2021	$ Change	% Change
Precision Electronic Solutions	$15,903	$11,704	$4,199	36%
Power Electronics & Displays	12,507	10,286	2,221	22%
RF Solutions	6,673	11,066	(4,393)	(40)%
Total	$35,083	$33,056	$2,027	6%

New orders received for the year ended December 31, 2022 were $35.1 million as compared to $33.0 million for the year ended December 31, 2021. The Precision Electronic Solutions group increased its orders by 36% primarily due to orders for its catheter calibration product produced by Enertec. The Power Electronics & Displays group increased orders by 22% in dollars but was negatively impacted by the strengthening of the dollar. The RF Solutions group experienced a 40% decrease in new orders primarily due to orders totaling $6.3 million received from one prime contractor in fiscal 2021, which did not repeat in fiscal 2022.

The following table shows order backlog and related information at the end of the respective periods (In thousands):

	As of
Segment	December 31, 2022	December 31, 2021	$ Change	% Change
Precision Electronic Solutions	$11,682	$9,286	$2,396	26%
Power Electronics & Displays	8,890	6,558	2,332	36%
RF Solutions	10,125	9,581	544	6%
Total	$30,697	$25,425	$5,272	21%

Backlog as of December 31, 2022 increased 21% compared to December 31, 2021 primarily due to the 36% increase in bookings by the Precision Electronic Solutions group, and the 22 % increase in bookings by the Power Electronics & Display group. The RF solutions group increased its backlog by 6% to $10.4 million.

The allocation of net revenue was as follows for the periods shown (In thousands):

	Year Ended
Segment	December 31, 2022	December 31, 2021	$ Change	% Change
Precision Electronic Solutions	$13,950	$10,932	$3,018	28%
Power Electronics & Displays	10,175	7,854	2,321	30%
RF Solutions	6,130	6,794	(664)	(10)%
Total	$30,255	$25,580	$4,675	18%

The Precision Electronic Solutions group generated net revenue of $14.0 million during the year ended December 31, 2022, a 28% increase over the same period in the prior year. The increase was primarily due to an increase of $3.0 million in shipments of Enertec’s medical catheter calibration product as well as the addition of $1.4 million of legacy Giga-tronics revenue for the period of September 8, 2022 through December 31, 2022 offset by a reduction in defense spending by one large military customer.

The Power Electronics & Displays group increased revenue by 30% for the year ended December 31, 2022 in comparison to the year ended December 31, 2021 primarily due to a 135% increase in revenue by Gresham Power as well as a 17% increase in shipments by Relec as a result of increased sales efforts.

The RF Solutions group recognized a 10% decline in revenue by Microphase largely due to supply chain issues for its video products.

Cost of revenue and gross profit were as follows for the periods shown (In thousands):

	Year Ended		Year Ended
Segment	December 31, 2022	% of Segment Revenue	December 31, 2021	% of Segment Revenue
Precision Electronic Solutions	$10,632	76%	$7,419	68%
Power Electronics & Displays	6,651	65%	5,361	68%
RF Solutions	4,497	73%	4,451	66%
Total cost of revenue	$21,780	72%	$17,231	67%

Gross profit	$8,475	28%	$8,349	33%

Gross profit was $8.5 million or 28% for the year ended December 31, 2022, in comparison to $8.3 million or 33% for the year ended December 31, 2021. The primary reason for the 5% decline in gross margins from the prior year was due to higher costs at Enertec in Israel due to the strengthening of the US dollar, as well as supply chain issues at Microphase causing large production variances, and inventory write-offs at Microsource and the Giga-tronics Division due to a decline in orders.

Operating expenses were as follows for the periods shown (In thousands):

	Year Ended
Category	December 31, 2022	December 31, 2021	$ Change	% Change
Research and development	$2,137	$1,537	$600	39%
Selling and marketing and general and administrative	12,255	9,803	2,452	25%
Impairment of goodwill	10,459	—	10,459	—%
Total	$24,851	$11,340	$13,511	119%

Total operating expenses increased 119% or $13.5 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Research and development expenses increased by 39% primarily due to the $403,000 of expenses for the legacy Giga-tronics business for the period of September 8, 2022 to December 31, 2022.

Selling, general and administrative expenses increased by 25% primarily due to legacy Giga-tronics business expenses for the period of September 8, 2022 through December 31, 2022.

The Company determined that the goodwill of $10.5 million associated with the acquisition of Giga-tronics business was impaired due to the lack of backlog, the decline in revenue and forecasts, and recorded this non-cash impairment within operating expenses for the year ended December 31, 2022.

Other income (expenses), net were as follows for the periods shown (In thousands):

	Year Ended
Category	December 31, 2022	December 31, 2021	$ Change	% Change
Interest expense, related party	$(482)	$(408)	$(74)	18%
Interest expense	$(739)	$(240)	$(499)	208%
Change in fair value of marketable equity securities	$—	$(866)	$866	(100)%
Change in fair value of senior secured convertible note	$(1,092)	$—	$(1,092)	—%
Foreign currency exchange adjustment	$45	$—	$45	—%
Realized gain on marketable equity securities	$—	$1,263	$(1,263)	(100)%
Gain on extinguishment of debt	$—	$447	$(447)	(100)%
Other income (expense)	$103	$125	$(22)	(18)%

For the year ended December 31, 2022, interest expense to related party was primarily due to interest on existing notes at Microphase which were similar in the amounts for the year ended December 31, 2021. Interest expenses of notes payable increased by 208% primarily due to exchange rate differences on loans from GWW to Enertec.

On September 8, 2022 Ault loaned the Company $4,250,000 and we issued a senior secured convertible note. The fair value of this note was $4,392,000 on September 8 and had a de minimis change in fair value at September 30, 2022. The change in the fair value of this note for the period from September 30, 2022 to December 31, 2022 was $1,092,000.

During 2021, Gresham was able to extinguish its paycheck protection program loan debt of $447,000 and in addition realized gains on marketable securities of $1.3 million partially offset by the change in the fair value of these marketable securities of $866,000. Gresham liquidated these marketable securities in 2021 and had no further gains or losses in 2022.

Net Loss

Net loss was as follows for the periods shown (In thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Revenue	$30,255	$25,580
Cost of revenue	21,780	17,231
Gross profit	8,475	8,349

Operating expenses	24,851	11,340
Other income (expense), net	(2,165)	321
Income tax (provision) benefit	123	(193)
Net loss	(18,418)	(2,863)
Net loss (gain) attributable to non-controlling interest	680	(243)
Net loss available to common stockholders	$(17,738)	$(3,106)

Net loss attributable to common stockholders for the year ended December 31, 2022 was $17.7 million, compared to a net loss of $3.1 million recorded for the year ended December 31, 2021. The $14.6 million increase in net losses for the year ended December 31, 2022 was primarily due to higher operating expenses including the non-cash $10.5 million impairment of goodwill related to the acquisition of GIGA and the non-cash revaluation of the convertible note of $1,092,000.

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

We measure our operating performance in part based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). We also measure our operating performance based on “Adjusted EBITDA,” which we define as EBITDA adjusted for share based compensation and certain one-time income or expense items. EBITDA and Adjusted EBITDA are non-GAAP financial measures that are commonly used, but neither is a recognized accounting term under GAAP. We use EBITDA and Adjusted EBITDA to monitor and facilitate internal evaluation of the performance of our business operations, to facilitate external comparison of our business results to those of others in our industry, and to plan and evaluate our operating budgets. We believe that our measures of EBITDA and Adjusted EBITDA provide useful information to the investing public regarding our operating performance and our ability to service debt and fund capital expenditures and may help investors understand and compare our results to other companies that have different financing, capital and tax structures. Neither EBITDA nor Adjusted EBITDA should be considered in isolation or as a substitute for, but as a supplement to, income or loss from operations, net income or loss, cash flows from operating activities, or other income or cash flow data prepared in accordance with GAAP.

In the following reconciliation, we provide amounts as reflected in our accompanying consolidated financial statements unless otherwise noted.

The reconciliation of our Net loss to EBITDA and Adjusted EBITDA is as follows (In thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Net loss	$(18,418)	$(2,863)
Net income (loss) attributable to non-controlling interest	680	(243)
Net loss attributable to common shareholders	(17,738)	(3,106)
Depreciation and amortization	663	500
Interest and taxes	995	716
EBITDA	(16,080)	(1,890)

Adjustments:
Stock-based compensation	605	629
Impairment of goodwill	10,459	—
Change in fair value of marketable equity securities	—	(866)
Change in fair value of convertible note	1,092	—
Realized gain on marketable equity securities	—	1,263
Gain on extinguishment of debt	—	447
Adjusted EBITDA	$(3,924)	$(417)

Liquidity and Capital Resources

Cash Flows

The following is a summary of our cash flows for the periods indicated (In thousands):

	Year Ended
Category	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(5,034)	$(3,157)
Net cash (used in) provided by investing activities	(4,325)	518
Net cash provided by financing activities	9,679	3,394
Effects of exchange rate changes on cash	276	(346)
Net increase in cash	596	409

Cash at beginning of period	1,599	1,190
Cash at end of period	$2,195	$1,599

Cash Flows from Operating Activities

During the year ended December 31, 2022, cash used in the operating activities was $5.0 million as compared to $3.2 million for the year ended December 31, 2021. The primary use of cash for the year ended December 31, 2022, was due to net loss of $18.4 million offset by non-cash charges of $10.5 million for goodwill impairment, $1.4 million for change in fair value of senior secured convertible note and $1.1 million for overhead allocation by parent. The primary use of cash for the year ended December 31, 2021, was due to net loss of $2.9 million.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another primarily due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2022 was $4.3 million which was primarily due to the acquisition of GIGA, net of cash received.

Cash provided by investing activities for the year ended December 31, 2021 was $0.5 million which was primarily due to the purchase of equipment for $0.9 million offset by the sale of marketable equity securities for $1.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $9.7 million which was primarily due to proceeds from notes payable and capital contribution from Ault.

Cash provided by financing activities for the fiscal year ended December 31, 2021 was $3.4 million which was primarily due to the capital contributions from Ault offset by payment on various notes.

	As of
Category (In thousands)	December 31, 2022	December 31, 2021
Cash	$2,195	$1,599
Total current assets	$19,738	$13,532
Total current liabilities	$14,031	$7,693
Working Capital	$5,707	$5,839

Our primary sources of liquidity has historically been funded by our parent company Ault.

Our Recent Financings

The Ault Financing

In December 31, 2022 (the “Ault Closing Date”), we entered into an Exchange Agreement (the “Exchange Agreement”) with Ault to exchange the Senior Secured Convertible Note due February 14, 2023 in the principal face amount of $4,250,000 dated September 8, 2022 and any accrued interest thereon for a promissory note in the principal amount of $4,382,740 due December 31, 2024 (the “Exchange Note”).

The Exchange Note bears interest at 10% per annum. The Exchange Note is, at the option of Ault, convertible into our common stock at a conversion price equal to the lesser of (i) $0.78 per share, or (ii) the VWAP Price (as defined in the Exchange Note) on such date less a 20% discount to such VWAP Price, but in no event less than $0.25 per share. In addition, all principal and outstanding interest under the Exchange Note will automatically convert to our common stock upon (i) the consummation of a public offering of securities in which we receive net proceeds (net of underwriters’ discounts and selling commissions) of at least $25 million (a “Qualified Public Offering”), in which case the conversion price shall be the price at which the common stock is sold to the public, provided, however, that no underwriters’ discounts or selling commissions shall be imposed on such conversion, (ii) the consummation of a private or public offering of shares of common stock that is not a Qualified Public Offering but that results in the net proceeds (net of underwriters’ discounts and selling commissions) to us of at least $5 million (a “Non-Qualified Offering”), in which case the conversion price shall be the price at which common stock is sold in such Non-Qualified Offering less a twenty-five percent (25%) discount or (iii) December 31, 2024, in which case the conversion price shall be the VWAP Price less a 25% discount to such VWAP Price.

Our obligations under the Exchange Agreement and the Exchange Note are secured by a lien on all of our assets and our wholly owned subsidiaries pursuant to the Security Agreement dated December 31, 2022 (the “Exchange Security Agreement”), by and among us, two of our wholly-owned subsidiaries, Microsource and Gresham, and Ault.

On the Ault Closing Date, we also entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between us and Ault Lending, an Ault subsidiary, whereby we issued Ault Lending a 10% Senior Secured Convertible Promissory Note in the principal amount of $6,750,000 (the “Secured Note”) and five-year warrants to purchase 2,000,000 shares of our common stock (the “Ault Warrants”). The Ault Warrants are exercisable for five years from December 31, 2022, at an exercise price of $0.01. In connection with the issuance of the Secured Note, as of the Ault Closing Date, Ault Lending surrendered for cancellation a term note dated November 12, 2021, in the principal face amount $1,300,000 previously issued by us, including accrued but unpaid interest thereon in the amount of $123,123. In addition, on the Ault Closing Date advances previously made by Ault Lending to us in the aggregate amount of $4,067,469 were rolled into the Secured Note. Pursuant to the Purchase Agreement, as additional consideration for the issuance of the Secured Note, Ault Lending agreed to provide us an additional $1,259,407 no later than May 31, 2023. As of the date of this report, it has advanced us $634,430.

The Secured Note is due December 31, 2024, and bears interest at 10% per annum. The voluntary conversion and automatic conversion price of the Secured Note are similar to the conversion price of the Exchange Note.

With a limited exception, the Senior Secured Note contains a most favored nations provision with respect to our future financings.

With limited exceptions, we also agreed to certain negative covenants that will require the prior approval of the holder of the Secured Note to incur indebtedness (other than permitted indebtedness), enter into variable rate transactions, incur indebtedness for borrowed money, purchase money indebtedness or lease obligations that would be required to be capitalized on a balance sheet prepared in accordance with U.S. Generally Accepted Accounting Principles, or guaranty the obligations of any other person, in an aggregate amount at any time outstanding in excess of $1,000,000 in any individual transaction or $2,500,000 in the aggregate. Our obligations under the Purchase Agreement and the Secured Note are secured by a lien on all of our assets of and our wholly owned subsidiaries pursuant to a Security Agreement, dated December 31, 2022 (the “Ault Security Agreement”) by and among us, our wholly-owned subsidiaries, Microsource and Gresham and Ault Lending and Ault.

Pursuant to the Purchase Agreement, we and two of our wholly-owned subsidiaries, Microsource and Gresham, entered into a Guaranty Agreement, dated December 31, 2022 with Ault Lending. Each such subsidiary guaranteed to Ault Lending the payment of the Secured Note.

In connection with the issuance of the Exchange Note and the Secured Note, we granted Ault and Ault Lending certain mandatory and piggyback registration rights pursuant to two registration rights agreements.

On January 3, 2023 we, Ault and Ault Lending entered into a letter agreement whereby the parties agreed that notwithstanding any obligations in any of the foregoing transaction documents we shall not be required to reserve more than 150% of the shares issuable under the Exchange Note and the Secured Note using $0.78 per share (subject to adjustment for stock splits, stock dividends or combinations) plus reservation of one share for each outstanding share issuable under the warrants (subject to adjustment for stock splits, stock dividends or combinations).

Ault and Ault Lending are limited to owning no more that 4.99% of our common stock based upon beneficial ownership limitations contained in the Secured Note and the Exchange Note.

The January 2023 Private Placement

On January 11, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) with two Lenders pursuant to which the Company sold to the Lenders a total of $3.3 million of Notes (the “Notes”) and five-year warrants to purchase 1,666,667 shares of common stock, no par value (the “Warrants”) in exchange for total gross proceeds of $3,000,000. The net proceeds are being used primarily for working capital.

The Notes are secured by our assets pursuant to a Security Agreement entered into for such purpose, and are senior to the indebtedness payable to Ault and Ault Lending, pursuant to a Subordination Agreement entered into in connection with the SPA.

The Notes mature on the earlier of (i) nine months from the issuance date, or October 10, 2023, or (ii) completion of the uplist transaction pursuant to which our common stock becomes listed for trading on a national securities exchange operated by The Nasdaq Stock Market or the New York Stock Exchange (an “Uplist Transaction”). The Notes accrue interest at a rate of 6% per annum payable monthly, which increases to 18% upon an event of default. In addition, under the Notes upon an event of default we are required to pay 20% of our consolidated revenues monthly on each interest payment date in reduction of the principal amount of the Notes then outstanding.

The Notes provide for certain events of default which include failure to maintain effectiveness of the registration statement under the Registration Rights Agreement (as described below), suspension of trading of our common stock for five consecutive trading days, failure to timely deliver shares issuable upon conversion of the Notes or exercise of the Warrants, failure to timely make payments under the Notes, default under other indebtedness, and certain other customary events of default, subject to certain exceptions and limitations.

Upon an event of default, the holders will have the right to require us to prepay the Notes at a 125% premium. Further, upon a bankruptcy event of default or a change of control event, we will be required to prepay the Notes at a premium. If the conversion price falls below $0.25, we may also elect to prepay the notes at a 125% premium.

Pursuant to the Notes, upon an event of default one of the investors is entitled to cause Jonathan Read, our Chief Executive Officer and one of our directors, to resign from his positions with the Company. Mr. Read executed and delivered to the investor an undated letter of resignation to that effect, which the investor may cause to be dated and released upon the occurrence of an event of default.

The Notes are convertible upon the earlier of the Uplist Transaction and an event of default at a conversion price equal to the greater of (a) 90% of the lowest volume weighted average price (“VWAP”) for the 10 trading days prior to the conversion date and (b) $0.25 per share, subject to adjustment including downward adjustment upon any dilutive issuance of securities. Each holder’s conversion is subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% on 61 days’ notice from the holder.

The Notes contain customary restrictive covenants including covenants against incurring new indebtedness or liens, changing the nature of its business, transfers of assets, transactions with affiliates, and issuances of securities, subject to certain exceptions and limitations.

We repaid our existing line of credit with Western Alliance Bank which had an existing balance of approximately $59,000. Under the Notes we can enter into a factoring agreement of $2 million using our accounts receivable as collateral.

The Warrants entitle the holders to purchase a total of 1,666,666 shares of common stock for a five-year period from issuance, at an exercise price determined as follows: (i) beginning on the issuance date and for a period of 90 days thereafter, $0.78, (ii) if the Uplist Transaction has occurred as of the date of exercise, the lower of (A) $0.78 and (B) 110% of the per share offering price to the public in the Uplist Transaction, and (iii) if neither of (i) and (ii) apply, the lower of (A) $0.78 and (B) 90% of the lowest VWAP for the 10 trading days prior to the date of the exercise, subject to adjustment including downward adjustment upon any dilutive issuance of securities. If the Uplist Transaction is not completed prior to the maturity date of the Notes, the number of shares of common stock that may be purchased upon exercise of the Warrants will be doubled, without an adjustment to the exercise price.

Each holder’s exercise is subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% on 61 days’ notice from the holder. The Warrants may be exercised cashlessly if the registration statement covering the resale of the shares of common stock issuable upon exercise is not effective as required under the Registration Rights Agreement.

The SPA, Warrants and Notes require a reserve of authorized but unissued shares of common stock initially equal to approximately 15,000,000 shares of common stock, subject to reduction as the Notes and Warrants are converted and exercised, respectively.

Spartan Capital Securities, LLC (the “Placement Agent”) served as placement agent in the offering and received a cash commission in the amount of 8% of the gross proceeds, or $240,000. In addition, we paid the Placement Agent an expense allowance of $30,000. Furthermore, we agreed to issue the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase a number of shares of common stock equal to 8% of the total number of shares of common stock underlying the Notes and Warrants sold in the offering, or 1,200,000 shares. The Placement Agent Warrants have an exercise price of 110% of the Warrant exercise price.

Under the SPA we reimbursed the Lenders a total of $60,000 out of the proceeds from the offering for fees and expenses incurred in connection therewith.

In connection with the SPA, we entered into a Registration Rights Agreement pursuant to which we agreed to register the resale by the Buyers of the common stock issuable upon conversion of the Notes and Warrants. Pursuant to the Registration Rights Agreement, the initial registration statement on Form S-1 must be filed 30 days after the Notes become convertible, and to cause the registration statement to be declared effective within 90 days thereafter, subject to certain limitations and exceptions. Notwithstanding this, we intend to file a Registration Statement covering all shares of common stock issuable upon conversion of the Notes and exercise of the Warrants promptly following the filing of this Report.

The offer and sale of the Notes and Warrants pursuant to the SPA and the Placement Agent Warrants have not been or will not be registered under the Securities Act of 1933 and are exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

Present Liquidity

We do not have sufficient working capital to meet our needs for the next 12 months. See “Risk Factors.” Even if we reduce our operations in California and possible elsewhere, we need to complete a material financing which will provide the working capital to support our meeting our backlog and future orders. In addition, we must obtain a financing to repay the $3.3 million senior Notes due this fall. Any financing will likely have onerous terms and be dilutive of our stockholders. As disclosed elsewhere in this Report, if we default on the senior Notes, the consequences may be severe and include the resignation of the Chief Executive Officer.

As of April 30, 2023, the Company has approximately $2.3 million in cash.

We expect Ault will cease funding us in the near future. Without the availability of working capital from Ault, unless we are successful in securing additional financing from third parties, we believe that we will not have sufficient cash to meet our needs over the next 12 months as well as Ault’s position as a secured creditor or to repay the Notes. As a result of our lack of working capital, we implemented a reduction in force terminating 14 employees which is expected to result in annual savings of $1.4 million.

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

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Report on Form 10-K due to the material weaknesses as described herein.

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
•
Due to its size and nature, the Company is not able to maintain appropriate segregation of conflicting duties as it is not always possible and is not economically feasible.
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
•
Due to the lack of the appropriate personnel necessary for financial reporting, the Company failed to properly account for complex financial instruments.

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

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded that these controls are operating effectively.

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in the period covered by this Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 as a result of the material weaknesses described above.

Changes in Internal Control over Financial Reporting

Except as detailed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of Giga-tronics. The names of our executive officers, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

Name	Age	Position
Jonathan Read (1)	66	Chief Executive Officer and Director
Timothy Long (2)	66	Chief Operating Officer
Lutz Henckels	82	Chief Financial Officer

(1) Mr. Read became our Chief Executive Officer and a director upon the consummation of the Business Combination on September 8, 2022.

(2) Mr. Long became our Chief Operating Officer upon the consummation of the Business Combination on September 8, 2022.

Jonathan Read became our Chief Executive Officer and was appointed a director effective on September 8, 2022 with the closing of the Business Combination. Mr. Read has been Gresham’s Chief Executive Officer since May 2019. He was a director of Red Cat Holdings, Inc., formerly known as Timefire VR, Inc., from August 18, 2017 and was the Chief Executive Officer of Timefire VR, Inc. from October 2017 through May 2019 and from November 2015 to January 2017. From July 14, 2017 through July 20, 2018, Mr. Read served as a director of BTCS, Inc., a digital asset-related company. From 2005 through 2012, Mr. Read was the Chief Executive Officer of ECOtality Inc. (“ECOtality”), a San Francisco based company that Mr. Read founded and was formed to create a network of charging stations for electric cars. In 2013, ECOtality filed for Chapter 11 bankruptcy protection. In 2014, Mr. Read filed for bankruptcy. We believe that Mr. Read’s management and public company experience, his experience in the defense industry and his role as Chief Executive Officer of the Company, give him the qualifications and skills to serve as one of our directors.

Timothy Long has served as our Chief Operating Officer since September 8, 2022. He also has served as the Chief Operating Officer of Gresham since December 2019 and was its Executive Vice President for Strategic Development, from April 2019 until December 2019. He also has served as the Chief Executive Officer of Microphase, a subsidiary of Gresham. Before joining Gresham, Mr. Long worked as a consultant to businesses, municipalities, and institutions of higher learning on government contracting, clean energy sustainability and government affairs for 15 years. From November 2017 to March 2019, Mr. Long worked as a consultant to Power Grow, Inc. (“Power Grow”), Spark Fund and Secure Systems through his sole proprietorship, Long View Consulting.

Lutz Henckels has served as our Chief Financial Officer since March 2019. He was a member of our Board from 2011 through September 8, 2022. He was appointed our Interim Chief Financial Officer in February 2018. He was appointed as our Executive Vice President in March 2019. He was appointed to the additional position of Chief Operating Officer in July 2020. Effective September 8, 2022, Dr. Henckels resigned all of his positions except Chief Financial Officer. Dr. Henckels has more than 40 years’ experience in corporate leadership roles, and previously served as Chief Executive Officer of public and private technology companies, including HiQ Solar, SyntheSys Research (acquired by Tektronix/Danaher), LeCroy Corporation and HHB Systems. He was the founder of HBB Systems, an electronic design automation company, and took that company public with its listing on Nasdaq. As CEO of LeCroy, he focused the company on its oscilloscope business, drove a successful turnaround and guided that company though its public listing on Nasdaq. Dr. Henckels holds a Bachelor of Science and Master of Science in Electrical Engineering and PhD in Computer Science from the Massachusetts Institute of Technology and he is also a graduate of the OMP program of Harvard Business School.

Our Directors

The Board consists of seven directors. The names of our directors, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

Name	Age	Position
Jonathan Read (1)	66	Chief Executive Officer and Director
Jeffrey Bentz (2)	63	Chairman of the Board of Directors
William B. Horne (3)	54	Director
Robert Smith (4)	78	Director
John R. Regazzi	68	Director
William J. Thompson	57	Director
Thomas E. Vickers	58	Director

(1) Mr. Read became our Chief Executive Officer and a director upon the consummation of the Business Combination on September 8, 2022.

(2) Mr. Bentz became a director upon the consummation of the Business Combination on September 8, 2022.

(3) Mr. Horne became a director upon the consummation of the Business Combination on September 8, 2022.

(4) Mr. Smith became a director upon the consummation of the Business Combination on September 8, 2022.

Set forth below is a brief biographical description of each of our directors who are not previously described above, including their business experience, director positions held currently or at any time during the last five years.

Jeffrey Bentz is our Chairman of our Board since September 8, 2022. He has been a director of Ault since 2018. Mr. Bentz has been a director of Ault Disruptive Technologies Corp. [NYSE:ADRT] since December 2021. Mr. Bentz is an experienced businessman who has served since 1994 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services, and heavy equipment operations. He also has served as a director and advisor to several private companies and agencies. We believe that Mr. Bentz’s public company director experience, executive-level experience, including his operational and financial oversight of companies with multiple profit centers and his extensive experience in the real estate and commercial services industries give him the qualifications and skills to serve as one of our directors.

William Horne has served as our director since September 8, 2022. He has been the Chief Executive Officer of Ault since January 2021 and a director since October 2016. He served as Ault’s President from August 2020 until January 2021 and previously as its Chief Financial Officer since January 2018. He has been a director of Gresham since 2019. Mr. Horne served as the Chief Executive Officer and a director of Ault Disruptive Technologies Corporation (NYSE:ARDT) since January 2021. He served as the Chief Financial Officer of Targeted Medical Pharma, Inc. (OTCBB: TRGM) from August 2013 to May 2019. Mr. Horne is a director and Chief Financial Officer of Avalanche International, Corp. Mr. Horne has served on the board of directors of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease, since 2016. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Robert Smith has served as our director since September 8, 2022. Mr. Smith has been a director of Ault Disruptive Technologies Corp. [NYSE:ADRT] since December 2021. He serves as the lead independent director of Ault and has been a director since September 2016. Previously, he was a director of Ault from November 2010 until May 2015. He is currently a C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. We believe that Mr. Smith’s executive-level experience, and his service on Ault’s Board, give him the qualifications and skills to serve as one of our directors.

John Regazzi has served as a member of our Board since 2006. He was our Chief Executive Officer from April 2006 until he resigned with the closing of the Business Combination. Mr. Regazzi retired as a full-time employee effective January 31, 2023 and is now a part-time employee. Previously he was appointed Co-Chief Executive Officer in June 2017 and Chief Technology Officer in August 2016. From 2006 to August 2016, he was the President and Chief Executive Officer of the Company. We believe that Mr. Regazzi’s executive-level experience, including his previous service as our Chief Executive Officer, and his service on our Board, give him the qualifications and skills to serve as one of our directors.

William Thompson served as Chairman of our Board from August 2016 and has been a member of our Board since 2011 and until the closing of the Business Combination as a director since then. Dr. Thompson served as our Acting Chief Executive Officer from August 2016 until June 2017. Dr. Thompson serves as Chief Technology Officer of Safetonet Limited, a privately held cyber-safety business focused on protecting children from online harms that makes Net Nanny™ parental control software, and he is a partner at QFT Analytics, a private company that offers financial modeling and back-office solutions for small companies. We believe that Mr. Thompson’s executive-level experience, including his previous service as our Acting Chief Executive Officer, and his service on our Board and as our Chairman of the Board give him the qualifications and skills to serve as one of our directors.

Thomas Vickers has served as a member of our Board since September 2020. Since January 2020, Mr. Vickers has served as the President of Stack Financial Inc., a finance and accounting advisory firm that provides family office, Chief Financial Officer on demand, finance and accounting services to various clients. He has been a director of Veritas Farms, Inc., since October 1, 2020. From October 2012 to 2019, he served as Chief Financial Officer and Senior Vice President of Human Resources for OmniComm Systems Inc., a healthcare technology company, where he was a key member of the executive team that successfully completed that company’s acquisition by Anju Software. At OmniComm he had primary responsibility for planning, implementing, managing and controlling all financial activities and worked directly with the Chief Executive Officer to determine budget, disbursements and expenditures of money and capital assets. He is a Chartered Financial Analyst®. We believe that Mr. Vicker's extensive corporate finance and operations experience in diversified industries, and with companies involving complex transactions and his role as a chartered financial analyst give him the qualifications and skills to serve as one of our directors.

Involvement in Certain Legal Proceedings

See Item 10. “Our Executive Officers” for information on a bankruptcy proceeding relating to Jonathan Read.

INFORMATION ABOUT THE BOARD AND COMMITTEES OF THE BOARD

Committees

The Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.

Each of the committees has a charter that is available on the investor relations section of the Company’s website at https://investor.gigatronics.com/governance-docs.

Audit Committee

The Audit Committee consists of directors Thomas E. Vickers (Chairman), Jeffrey Bentz and Robert Smith. The Audit Committee serves to monitor the effectiveness of the independent audit, as well as the Company’s accounting, financial controls and financial reports. The Audit Committee must pre-approve all non-audit services provided by the independent public accounting firm.

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

Compensation Committee

The Compensation Committee consists of directors Jeffrey Bentz (Chairman), William J. Thompson and Will Horne. Each member of the committee is independent under the independence standards of the Nasdaq Stock Market. The Compensation Committee formulates recommendations to the Board regarding levels of compensation for management. In addition, in order to recognize the expected future contributions of key employees and provide an additional incentive for them to remain with the Company over the long-term, the Compensation Committee awards options to purchase shares of our common stock and other forms of equity awards. The Compensation Committee reviews and approves all stock options, other equity awards and executive compensation.

Nominating and Governance Committee

The Nominating and Governance Committee (the “Nominating Committee”) consists of directors William J. Thompson (Chairman), John R. Regazzi and Thomas E. Vickers. The purpose of the Nominating Committee is to recommend persons for membership on the Board, to establish criteria and procedures for the selection of new directors, and to evaluate and recommend to our Board any revisions to our corporate governance guidelines.

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

Director Independence

Messrs. William J. Thompson and Thomas E. Vickers are considered to be independent, and the remaining directors are considered not to be independent, for purposes of membership on the Board and their respective Committees under the Listing Rules of The Nasdaq Stock Market.

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

Insider Trading Policy

The Company has implemented an Insider Trading Policy applicable to its officers and directors and employees with access to material nonpublic information, as well as such persons’ family members, which generally prohibits such persons from conducting transactions involving the purchase or sale of the Company’s securities during a blackout period. For this purpose, the term “blackout period” is defined in the Policy as a quarterly period beginning on the 10th calendar day of the third month of each of the first three fiscal quarters, and the first calendar day of the third month of the fourth fiscal quarter, an in each case ending at the close of business on the second trading day following the date of public disclosure of the financial results for such fiscal quarter or year. In addition, under the Policy the Company may impose “special” blackout periods, including when there are nonpublic developments that would be considered material for insider trading law purposes. The Policy also strictly prohibits and trading on material nonpublic information, regardless of whether such a transaction occurs during a blackout period.

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in the Insider Trading Policy described above, the Company follows the same principles set forth in such Policy when granting equity awards, including options, to its officers, directors and other employees with access to material nonpublic information. Generally the Board of Directors or Compensation Committee does not approve grants of such awards during a blackout period, and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Policy Against Hedging Transactions

Under the Company’s Insider Trading Policy, all officers, directors and certain identified employees are prohibited from engaging in hedging transactions.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2022, except that Form 4 filed by Mr. John Regazzi, the Company’s former Chief Executive Officer, in connection with a stock option exercise due to an administrative error.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

The following table provides information concerning compensation paid to, earned by or accrued with respect to (i) the Company’s Chief Executive Officer, (ii) and the two other most highly compensated executive officers during the last fiscal year who were serving as of December 31, 2022 and whose total compensation exceeded $100,000, and (iii) up to two additional individuals who would qualify under (ii) above but for the fact that such individuals were not serving as executive officers of the Company as of December 31, 2022. We refer to these persons as the “Named Executive Officers.” The determination of Named Executive Officers and the amounts reflected in the table give effect to the Business Combination which closed on September 8, 2022, and for this purpose reflect amounts paid, accrued or earned by or with respect to Gresham and its subsidiaries as if the Business Combination had occurred as of January 1, 2021, in accordance with SEC rules.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options ($)	All Other ($)	Total ($)
(a)	(b)	(c)	(d) (4)	(e) (5)	(f) (6)	(g) (7)
Jonathan Read	2022	256,000	50,000	—	—	14,980	320,980
Chief Executive Officer (1)	2021	256,000	52,500	231,800	635,185	16,896	1,192,381

Timothy Long	2022	236,000	50,000	—	—	34,105	320,105
Chief Operating Officer (2)	2021	177,250	52,500	154,533	423,456	30,576	838,315

John R. Regazzi (3)	2022	176,400	100,000	—	—	—	276,400
Former Chief Executive Officer, Director (3)	2021	260,000	—	—	—	—	260,000

Lutz P. Henckels	2022	187,938	—	—	—	—	187,938
Chief Financial Officer	2021	280,000	—	—	—	—	280,000

(1) Mr. Read was appointed as the Company’s Chief Executive Officer effective September 8, 2022 in connection with the Business Combination. Also includes amounts paid, accrued or earned by or with respect to Gresham and its subsidiaries prior to the closing of the Business Combination from January 1, 2021 to September 8, 2022, in accordance with SEC rules.

(2) Mr. Long was appointed as the Company’s Chief Operating Officer effective September 8, 2022 in connection with the Business Combination. Also includes amounts paid, accrued or earned by or with respect to Gresham and its subsidiaries prior to the closing of the Business Combination from January 1, 2021 to September 8, 2022, in accordance with SEC rules.

(3) Mr. Regazzi served as our Chief Executive Officer from April 2006 until January 31, 2023, when he entered into a Termination and Release Agreement with the Company pursuant to which he resigned as a full-time employee and officer of the Company and its subsidiaries. Mr. Regazzi remains a director of the Company.

(4) For each of Messrs. Read and Long, represents cash bonuses paid by Gresham prior to the Business Combination. For Mr. Regazzi, represents a retention bonus earned in 2022 for remaining with the Company through the closing of the Business Combination.

(5) Represents the fair market value of restricted stock units originally granted by Gresham and assumed in the Business Combination.

(6) Represents the fair market value of stock options which were originally granted by Gresham during the periods covered and were subsequently assumed by Giga in the Business Combination, calculated in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 718 and SEC rules. Pursuant to SEC rules, the amounts shown disregard the impact of potential forfeitures related to service-based vesting conditions

(7) The amounts in “All Other Compensation” consist of health insurance benefits, vehicle allowance, long-term and short-term disability insurance benefits, car allowance, and 401K matching amounts.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information about stock options; unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officers outstanding at the end of fiscal year 2022. All option exercise prices were based on market price on the date of grant. Equity incentive plan awards reflect non-plan awards the Company assumed in the Business Combination.

		Shares subject to	Shares subject to
Name	Award	Unexercised Options	Unexercised Options	Option Exercise	Expiration Date
	Type	# Exercisable	# Unexercisable	Price ($)
(a)	(b)	(c)	(d)	(e)	(f) (1)
Jonathan Read	Option	229,053	70,798	2.97	05/24/31
Jonathan Read	Restricted Stock Unit	79,127	70,798	—

Timothy Long	Option	152,701	47,199	2.97	05/24/31
Timothy Long	Restricted Stock Unit	52,751	47,199	—

John R. Regazzi	Option	6,665	—	4.95	03/13/23
John R. Regazzi	Option	6,671	—	4.95	03/30/28
John R. Regazzi	Option	13,341	—	4.05	12/18/28
John R. Regazzi	Option	13,341	—	4.95	04/14/29
John R. Regazzi	Option	7,200	—	3.51	12/29/30

Lutz P. Henckels	Option	365	—	37.05	07/01/24
Lutz P. Henckels	Option	26,683	—	4.50	09/30/28
Lutz P. Henckels	Option	13,341	—	4.05	12/18/28
Lutz P. Henckels	Option	13,341	—	4.95	04/14/29
Lutz P. Henckels	Option	13,000	—	3.51	12/29/30

Employment Agreements

Upon the consummation of the Business Combination, Gresham’s obligations under Employment Agreements and Offer Letters with its officers were assumed by the Company. The following describes such agreements as well as oral employment arrangements with our Named Executive Officers.

Jonathan Read. Effective on September 15, 2020, Gresham entered into a four-year Executive Employment Agreement with Mr. Read (“Read’s Employment Agreement”) to serve as its Chief Executive Officer. Read’s Employment Agreement provides that Mr. Read receives a base salary of $250,000 per year, which will be subject to an upward adjustment as shall be determined by Gresham’s Board, plus a $500 per month car allowance. In addition to a base salary and a car allowance, in the event Gresham achieves annual revenue of no less than $25,000,000, Mr. Read is eligible to receive an executive performance bonus for each such year based on Gresham’s net income.

Upon the termination of Mr. Read’s employment, he will be entitled to receive any earned but unpaid base salary through the termination date, and any accrued but unused vacation. Further, unless Mr. Read’s employment is terminated as a result of his death or disability or for “Cause” or Mr. Read terminates his Employment Agreement without “Good Reason” (as defined in Read’s Employment Agreement) Mr. Read would be entitled to severance payments as follows: (i) 12 months of Mr. Read’s base salary and (ii) a prorated bonus amount.

Timothy Long. Effective April 1, 2021, Gresham entered into a three-year Executive Employment Agreement with Mr. Long (“Long’s Employment Agreement”) to serve as its Chief Operating Officer. Long’s Employment Agreement provides that Mr. Long receives a base salary of $250,000 per year. In addition to a base salary and a car allowance of $1,000 per month, in the event Gresham achieves annual revenue of no less than $25,000,000, Mr. Long is eligible to receive an executive performance bonus for each such year based on Gresham’s net income. Moreover, Mr. Long may be entitled to an annual revenue bonus if Gresham achieves annual gross margins of no less than 35%.

Upon the termination of Mr. Long’s employment, he will be entitled to receive any earned but unpaid base salary, and any accrued but unused vacation. Further, unless Mr. Long’s employment is terminated as a result of his death or disability or for “Cause” or Mr. Long terminates his Employment Agreement without “Good Reason” (as defined in Long’s Employment Agreement), Mr. Long would be entitled to severance payments as follows: (i) six months of Mr. Long’s base salary and (ii) a prorated bonus amount.

Lutz Henckels. Mr. Henckels is employed under an oral agreement that pays him a salary of $280,000 per year. Moreover, in connection with the commencement of his employment with us and outside of our equity incentive plans, Mr. Henckels was granted an option to acquire 400,000 shares of common stock at the price of $0.33 per share.

John Regazzi. On January 31, 2023 (the “Effective Date”) we entered into a Termination and Release Agreement with Mr. John Regazzi a director, who served as our Chief Executive Officer until the closing of the Business Combination, whereby Mr. Regazzi agreed to resign as a full-time employee effective as of the Effective Date. We agreed to pay Mr. Regazzi (a) $17,500 in unpaid expenses, payable on the Effective Date, (b) $82,266 in unpaid deferred salary payable on the Effective Date; (c) $100,000 in an unpaid bonus related to the acquisition of Gresham payable in essentially equal installments over an 18-month initially commencing in January 2024;(d) $325,000 in retirement compensation payable over an 18-month period commencing in January 2024; and (e) COBRA reimbursement until such time as Mr. Regazzi can transition to Medicare. In addition, to this compensation, we owe Mr. Regazzi $36,000 in paid time off compensation, which will be payable over 12 months. Mr. Regazzi is remaining as a part-time employee at the rate of $125 per hour for up to 20 hours per month.

Change-In-Control Arrangements

In order to reinforce and encourage the continued attention and dedication of certain key members of management, we entered into Severance Agreements with certain executive officers including Mr. Regazzi (our then Chief Executive Officer), Mr. Henckels, Mr. Armand Pantalone, our Chief technology Officer, and one other executive. The Severance Agreements are, among other things, designed to avoid the loss of these employees in the event of a potential or following a change of control in our Company. Under Mr. Henckels’ agreement, he will receive such salary and other benefits described below for 12 months and acceleration of all unvested equity awards if he is terminated without cause or resigns for good reason, as defined in his Agreement, within 12 months following a change of control. Each would receive 12 months of salary and payment of COBRA premiums following an involuntary termination if made prior to 12 months following a change in control. Under their respective Agreements, Mr. Pantalone and the other executive would be entitled to six months of base salary if either of them resigns for good reason, as defined in his agreement, in connection with a change of control or is terminated without cause, whether or not in connection with a change in control.

Consummation of the Business Combination on September 8, 2022, constitutes a change of control for this purpose. However, in connection with our entry into the Share Exchange Agreement, each of our then executive officers agreed to waive his right to receive severance benefits under his existing Severance Agreement as a result of a change in his title or responsibilities or reporting structure. In exchange for the waivers, on December 24, 2021, we agreed to grant each of Mr. Regazzi and Mr. Henckels 10 restricted shares of our common stock and each of Mr. Pantalone and the other executive 10,000 restricted shares of our common stock, all of which vested on December 24, 2022.

Compensation of Directors

The following table sets forth information about the compensation paid to the Company’s non-employee directors in fiscal year 2022.

Fees
Name	Earned or
	Cash paid	Total
(a) (1)	(2)($)	($)
Gordon L. Almquist	—	—
Jeffrey Bentz	—	—
Robert Smith	—	—
William B. Horne	—	—
John R. Regazzi	—	—
William J. Thompson	—	—
Thomas E. Vickers	11,000	11,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table includes information as of April 27, 2023, concerning the beneficial ownership of Giga-tronics’ common stock for: each person known by Giga-tronics to own beneficially more than 5% of Giga-tronics’ outstanding common stock and common stock equivalents; each director and nominee; each executive officer named in the Summary Compensation Table above; and all directors and executive officers of Giga-tronics as a group.

The following table is based on 5,931,582 shares of common stock outstanding as of April 27, 2023. Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days and underlying and convertible securities, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person. . The address of all officers and directors is c/o Giga-tronics Incorporated, 7272 E. Indian School Rd, Suite 540, Scottsdale, Arizona 85251.

	Beneficial	Percentage of
Name of beneficial owner and Position(s) with the Company	Ownership	Outstanding Common Stock
Jonathan Read (1)	254,025	4.11%
Timothy Long (2)	169,350	2.78%
Lutz P. Henckels (3)	113,817	1.90%
William B. Horne (4)	8,880,128	74.68%
Robert Smith	—	—%
Jeffrey Bentz	—	—%
John R. Regazzi (5)	90,290	1.51%
William J. Thompson (6)	29,164	*
Thomas E. Vickers (7)	25,659	*
All directors and executive officers as a group (nine persons)	9,562,433	76.92%
Laurence W. Lytton (8) 467 Central Park West New York, NY 10025	834,469	13.54%
Ault Alliance Inc. (9)	8,880,128	74.68%

* Less than 1%

(1)
Includes 254,025 shares of common stock issuable under options exercisable within 60 days of May 1, 2023. Excludes 149,925 restricted stock units issued on May 25, 2021.
(2)
Includes 169,350 shares of common stock issuable under options exercisable within 60 days of May 1, 2023. Excludes 99,950 restricted stock units issued on May 25, 2021.
(3)
Includes 66,730 shares of common stock issuable under options exercisable within 60 days of May 1, 2023.
(4)
Mr. Horne is a director. For more information on beneficial ownership arising from his positions with Ault and its affiliates, see footnote (9) below.
(5)
Includes 40,553 shares of common stock issuable under options exercisable within 60 days of May 1, 2023.
(6)
Includes 7,990 shares of common stock issuable under options exercisable within 60 days of May 1, 2023.
(7)
Includes 2,162 shares of common stock issuable under options exercisable within 60 days of May 1, 2023.
(8)
Information is based on a Schedule 13G/A filed by Laurence W. Lytton on February 12, 2023. Consists of 603,700 shares of common stock and 230,769 shares of common stock underlying warrants that are subject to a 9.99% beneficial ownership. Mr. Lytton’s address is 467 Central Park West, New York, NY 10025.
(9)
Information is based on a Schedule 13D filed by Mr. Milton C. Ault, III, Executive Chairman of Ault and Mr. Horne, Chief Executive Officer of Ault on September 18, 2022. The principal business address of Messrs. Ault and Horne is c/o Ault Alliance, Inc., 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141. Includes 2,935,085 shares of common stock and 3,960,043 shares of common stock issuable on conversion of 514.8 shares of Series F. Includes 2,000,000 shares of common stock issuable on exercise of warrants. Consists of shares held by Ault, of which Mr. Horne may be deemed the beneficial owner since he is the Chief Executive Officer of Ault. Following the Distribution, Ault’s shares, subject to a 4.99% beneficial ownership limitation, will consist of 16,272,744 shares issuable from conversion of Convertible Notes and the exercise of Warrants. The 3,960,043 shares of common stock issuable on conversion of 514.8 shares of Series F will be distributed to our shareholders as part of the Distribution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2021, to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets as of the end of our last two fiscal years; and
•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

On April 21, 2023, each of Messrs. Lutz Henckels, the Company’s Chief Financial Officer, and William Horne, a director, advanced $50,000 to the Company as a non-interest bearing loan to allow the Company to meet its short-term working capital needs. The Company intends to repay these advances without interest by May 15, 2023.

Allocation of General Corporate Expenses

We provide this information using our new December 31 fiscal year we adopted following the Business Combination. Ault provided human resources, accounting, and other services to Gresham and after September 8th to us. Gresham obtained its business insurance under Ault’s policies. The accompanying financial statements of Gresham include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to Gresham by using Gresham’s revenue as a percentage of total revenue of Ault. Gresham believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had Gresham been a stand-alone entity or of future costs. Ault allocated $1.39 million for the year ended December 30, 2021, and $1.09 million for the year ended December 31, 2022.

Net Transfers From Ault

Gresham received funding from Ault to cover any shortfalls on operating cash requirements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources – Our Recent Financings – Our Recent Ault Financings.”

Ault’s Historical Bridge Loan to us

As our negotiations with Gresham and Ault became serious, in November 2021, an affiliate of Ault loaned us $500,000 (the “Bridge Loan”) for general corporate purposes, including operating expenses. We borrowed an additional $300,000 on January 7, 2022 and an additional $500,000 on April 5, 2022, and the outstanding principal amount of the Bridge Loan totaled $1,300,000.

The promissory note evidencing the Bridge Loan was exchanged for the Exchange Note on December 31, 2022. For information on December 31, 2022 loan transactions with Ault, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources – Our Recent Financings – Our Recent Ault Financings.”

Ault’s Closing Date Loan to us upon the Closing of the Business Combination

On September 8, 2022, Ault loaned us $4,250,000 upon the closing of the Business Combination. The loan was evidenced by a convertible note, that was issued to Ault. We refer to this loan as the “Closing Date Loan.” The promissory note evidencing the Closing Date Loan was exchanged for the Exchange Note on December 31, 2022.

Advances made from Ault to Us and Gresham

Through December 31, 2022, Ault advanced Gresham money for working capital purposes in the aggregate amount of $4.6 million. Of this amount, $0.5 million was classified as a capital contribution, and advances previously made by Ault Lending to us in the aggregate amount of $4,067,469 were rolled into a senior secured convertible note on December 31, 2022.

Interest of Executive Officers and Directors in the Transaction with Giga-tronics

In connection with the closing of the Business Combination and as required by the Share Exchange Agreement, we repurchased and redeemed outstanding preferred stock (other than the Series F), (the “Outstanding Preferred Shares”) at the stated liquidation preference amount of such shares. Our Chief Financial Officer (Lutz Henckels) and one of our directors (Thomas E. Vickers) held some of the Outstanding Preferred Shares that we purchased on the same terms and price as shares of the Outstanding Preferred Shares held by other stockholders. We paid Mr. Henckels $246,000 to redeem his outstanding Preferred Stock and paid Mr. Vickers $116,000 to redeem his outstanding Preferred Stock.

Severance Agreements

We had entered into Severance Agreements with each of John Regazzi, our former Chief Executive Officer and a current director; Lutz Henckels, our Chief Financial Officer; Armand Pantalone, our Chief Technology Officer; and one other executive. See “Management”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees billed for audit fees rendered by Marcum LLP in fiscal year 2022 and in fiscal year 2021:

	Year Ended
	December 31, 2022	December 31, 2021
Audit Services Fees	852,000	660,000
S1 Review Fees	—	—
Total	$852,000	$660,000

Audit fees consist of fees for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of consolidated financial statements included in the Company’s quarterly reports (on Form10-Q) and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms

The following documents are included as Part II, Item 8 of this Form 10-K:

(b) Exhibits

INDEX TO EXHIBITS

					Filed or Furnished Herewith
		Form	Date	Number
Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended	10-K	6/21/1999	3.1
3.1(a)	Amendment to Articles of Incorporation of the Company	8-K	12/13/2019	3.1
3.1(b)	Certificate of Amendment of the Articles of Incorporation	8-K	09/27/2022	3.1
3.1(c)	Certificate of Determination of Series F Convertible Redeemable Preferred Stock	8-K	8/29/2022	3.1
3.1(d)	Certificate of Amendment of the Article of Incorporation	8-K	09/27/2022	3.1
3.2	Amended and Restated Bylaws of the Company	10-K	6/12/2008	3.2
4.1	Form of Pre-Funded Warrant	8-K	4/30/2021	4.1
4.2	Form of Amended and Restated Prefunded Warrant to Purchase Common Stock dated as of July 29, 2021	10-Q	8/10/2021	10.1
4.3	Common Stock Purchase Warrant issued to Gresham Worldwide, Inc.	8-K	4/11/2022	4.1
4.4	Form of note+	8-K	1/11/2023
4.5	Form of Warrant+	8-K	1/11/2023
4.6	Description of Capital Stock	10-K	5/28/2020	4.1
10.1	Share Exchange Agreement dated as of December 27, 2021 by and among Giga-tronics Incorporated, Ault Holdings, Inc. and Gresham Worldwide, Inc.	8-K	12/29/2021
10.2	Amendment No. 1 to Share Exchange Agreement by and among Giga-tronics Incorporated, Ault Holdings, Inc. and Gresham Worldwide, Inc. dated as of April 5, 2022	8-K	4/11/2022
10.3	Form of Indemnification Agreement between the Company and each of its directors and officers	10-K	5/25/2010
10.4	2018 Equity Incentive Plan++	DEF14A	7/30/2018
10.5	2023 Equity Incentive Plan++				Filed
10.6	Stock Option Award Agreement between the Company and Lutz Henckels dated June 6, 2018	10-K	3/31/2018	10.25

10.7	Form of Option Agreement for Directors under 2018 Equity Incentive Plan	8-K	2/6/2019	10.1
10.8	Form of Option Agreement for Certain Grants to Executive Officers under 2018 Equity Incentive Plan	8-K	2/6/2019	10.2
10.9	Form of Option Agreement for Certain Grants to executive Officers under the 2018 Equity Incentive Plan (one year vesting)	8-K	2/6/2019	10.3
10.10	Form of Option Agreement for Certain Grants to executive Officers under the 2018 Equity Incentive Plan (one year vesting)	8-K	12/31/2020	10.1
10.11	Form of Option Agreement under the 2018 Equity Incentive Plan (one year vesting)	8-K	12/31/2020	10.2
10.12	Severance Agreement between the Company and John Regazzi dated June 23, 2020	8-K	6/24/2020	10.1
10.13	Severance Agreement between the Company and Lutz Henckels dated June 23, 2020	8-K	6/24/2020	10.2
10.14	Severance Agreement between the Company and Daniel Kirby dated November 26, 2019	8-K	3/28/2020	10.7
10.15	Severance Agreement between the Company and Armand Pantalone dated March 21, 2019	8-K	3/26/2019	10.2
10.16	Lease Agreement between the Company and SF II Creekside LLC dated January 5, 2017	10-K	3/31/2018	10.17
10.17	Registration Rights Agreement by and among the Company and Certain Investors dated as of April 29, 2021	8-K	4/30/2021	10.2
10.18	Securities Purchase Agreement by and among the Company and Certain Investors dated as of April 29, 2021	8-K	4/30/2021	10.1
10.19	Amended and Restated Business Financing Agreement between the Company, MicroSource, Inc. and Western Alliance Bank	8-K	3/14/2019	10.2
10.20	Secured Promissory Note dated November 12, 2021	8-K	11/18/2021	10.1
10.21	Security and Pledge Agreement dated November 12, 2021	8-K	11/18/2021	10.2
10.22	Amended and Restated Secured Promissory Note dates as of April 5, 2022	8-K	4/11/2022	10.3
10.23	Amendment to Security and Pledge Agreement dated April 5, 2022	8-K	4/11/2022	10.4
10.24	Waiver letter agreement concerning Severance Agreement between Giga-tronics and John Regazzi dated as of December 26, 2021	8-K	12/29/2021	10.4
10.25	Waiver letter agreement concerning Severance Agreement between Giga-tronics and Lutz P. Henckels dated as of December 22, 2021	8-K	12/29/2021	10.5
10.26	Waiver letter agreement concerning Severance Agreement between Giga-tronics and Armand Pantalone dated as of December 21, 2021	8-K	12/29/2021	10.6
10.27	Waiver letter agreement concerning Severance Agreement between Giga-tronics and Daniel Kirby dated as of December 19, 2021	8-K	12/29/2021	10.7
10.28	Convertible Note	8-K	9/14/2022	10.2
10.29	Securities Purchase Agreement+	8-K	9/14/2022	10.3
10.30	Security Agreement+	8-K	9/14/2022	10.4
10.31	Registration Rights Agreement+	8-K	9/14/2022	10.5
10.32	Form of Preferred Share Repurchase Agreement+	8-K	9/14/2022	10.7
10.33	Form of Securities Purchase Agreement+	8-K	1/11/2023	10.1
10.34	Form of Security Agreement+	8-K	1/11/2023	10.2
10.35	Form of Subordination Agreement+	8-K	1/11/2023	10.3
10.36	Form of Registration Rights Agreement	8-K	1/11/2023	10.4
10.37	Form of Termination and Release Agreement - Regazzi	8-K	2/7/2023	10.1
10.38	Form of Exchange Agreement				Filed
10.39	Form of Exchange Note				Filed
10.40	Form of Exchange Security Agreement				Filed
10.41	Form of Exchange Registration Rights Agreement				Filed
10.42	Form of Warrant				Filed
10.43	Form of Securities Purchase Agreement				Filed
10.44	Form of Registration Rights Agreement				Filed
10.45	Form of Secured Convertible Note				Filed
10.46	Form of Security Agreement				Filed
10.47	Form of Guaranty				Filed
10.48	Form of Letter Agreement				Filed
10.49	Form of Stock Option Agreement – Jonathan Read and Tim Long				Filed
10.50	Form of Restricted Stock Unit Agreement – Jonathan Read and Timothy Long				Filed
10.51	Employment Agreement – Jonathan Read++				Filed

10.52	Employment Agreement – Timothy Long++				Filed
10.53	Form of Warrant – Zvika Avni				Filed
10.54	Note – Microphase and GWW				Filed
10.55	Warrant – Microphase				Filed
10.56	Stock Purchase Agreement – Relec Electronics Ltd.				Filed
10.57	Email extending November 12, 2022 Note due date				Filed
10.58	Note - Michrophase and DPL				Filed
16.1	Letter from Armamino LLP dated August 23, 2022	8-K	8/23/2022	16.1
19.1	Insider Trading Policy				Filed
21.1	List of Subsidiaries	S-1	2/13/2023	21.1
23.1	Consent of Marcum LLP				Filed
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.				Filed
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.				Filed
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.				**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

++ Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to Giga-tronics Incorporated, at the address on the cover page of this report, Attention: Corporate Secretary.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	May 11, 2023	/s/ JONATHAN READ
Jonathan Read
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2023	/s/ LUTZ P. HENCKELS
Lutz P. Henckels
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Signature	Title
May 11, 2023	/s/ JONATHAN READ	Director and Chief Executive Officer
	Jonathan Read	(Principal Executive Officer)

May 11, 2023	/s/ LUTZ P. HENCKELS	Chief Financial Officer
	Lutz P. Henckels	(Principal Financial Officer)

May 11, 2023	/s/ WILLIAM B. HORNE	Director
William B. Horne

May 11, 2023	/s/ JEFFREY BENTZ	Director
Jeffrey Bentz

May 11, 2023	/s/ JOHN R. REGAZZI	Director
John R. Regazzi

May 11, 2023	/s/ ROBERT SMITH	Director
Robert Smith

May 11, 2023	/s/ WILLIAM J. THOMPSON	Director
William J. Thompson

May 11, 2023	/s/ THOMAS E. VICKERS	Director
Thomas E. Vickers

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Giga-tronics Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Giga-tronics Incorporated and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 331, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the December 31, 2022 and 2021 financial statements of Enertec Systems 2001 Ltd., a wholly-owned subsidiary, which statements reflect 39% and 46% of the total consolidated assets as of December 31, 2022 and 2021, respectively, and 41% and 43% of the total consolidated revenues for the years ended December 31, 2022 and 2021, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enertec Systems 2001 Ltd., is based solely on the report of other auditors.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, New York

May 11, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of Enertec systems 2001 Ltd.

Karmiel, Israel.

Opinion on the Financial Statements

We have audited the statements of financial position of Enertec systems 2001 Ltd. ("the Company") as of December 31, 2022 and 2021, the related statements of comprehensive profit /(loss), changes in shareholders' equity, and cash flows for each of the years then ended, and the related notes (collectively, the financial statements (not presented herein)). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of total contract costs to be incurred for fixed-price long-term contract revenue

As described in Note 2 to the financial statements, the Company recognizes a significant portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition.

We identified estimated costs to complete on certain revenue contracts as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material, and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these estimates involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

•
Examining a sample of revenue contracts to evaluate the appropriateness of the Company’s identification of performance obligations and the determination of method for measuring contract progress.
•
Assessing the reasonableness of the estimated costs to complete by selecting a sample of open projects and (i) testing consistency of the estimated total contract costs projected in the current year versus the original or prior period, (ii) assessing the status of completion by testing of a sample of project costs incurred to date and interviewing the Company’s management to evaluate progress to date, the estimate of remaining costs to be incurred, and factors impacting the amount of time and cost to complete.
•
Assessing the reasonableness of changes in estimated costs to complete by comparing project profitability estimates in the current period to historical estimates and actual performance and investigating reasons for changes in expected costs and project margins.
•
Evaluating the reasonableness of management’s budgeting process by selecting a sample of contract budgets for projects that were completed during the period and performing a retrospective review of budget to actual variances.

/S/ Ziv Haft.

Certified Public Accountants (Isr.)

BDO Member Firm

We have served as the Company’s auditor since 2012.

Tel-Aviv, Israel

April 17, 2023, except for footnote 17 which is dated May 11, 2023

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$2,195	$1,599
Accounts receivable, net	5,502	4,554
Accrued revenue	2,479	2,283
Receivable, related party	1,242	—
Inventories, net	7,695	4,206
Prepaid expenses and other current assets	625	890
TOTAL CURRENT ASSETS	19,738	13,532

Intangible assets, net	3,476	4,035
Goodwill	9,054	9,812
Property and equipment, net	2,240	2,052
Right-of-use assets	3,940	4,333
Other assets	506	141
TOTAL ASSETS	$38,954	$33,905

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,913	$4,125
Accounts payable and accrued expenses, related party	—	53
Notes payable	1,797	961
Operating lease liability, current	1,067	659
Other current liabilities	4,254	1,895
TOTAL CURRENT LIABILITIES	14,031	7,693

LONG TERM LIABILITIES
Operating lease liability, non-current	3,014	3,712
Notes payable	322	—
Notes payable, related party	10,008	—
Other liabilities	238	—
TOTAL LIABILITIES	27,613	11,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock; no par value; Authorized - 1,000,000 shares
Series A Preferred Stock, 250,000 shares authorized; Nil shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Series F Preferred Stock, 520 shares designated; 514.8 shares issued and outstanding at December 31, 2022 and December 31, 2021	4,990	4,990
Common Stock; no par value; 100,000,000 shares authorized, 5,931,582 shares issued and outstanding at December 31, 2022; 13,333,333 shares authorized, 2,920,085 shares issued and outstanding at December 31, 2021	35,141	26,682
Accumulated deficit	(27,726)	(9,988)
Accumulated other comprehensive loss	(1,779)	(240)
TOTAL STOCKHOLDERS' EQUITY	10,626	21,444

Non-controlling interest	715	1,056
TOTAL STOCKHOLDERS' EQUITY	11,341	22,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,954	$33,905

See accompanying notes to consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except per share data)

	For the Year Ended December 31,
	2022	2021
Revenues	$30,255	$25,580
Cost of revenues	21,780	17,231
Gross profit	8,475	8,349
Operating expenses
Research and development	2,137	1,537
Selling and marketing	1,712	1,066
General and administrative	10,543	8,737
Impairment of goodwill	10,459	—
Total operating expenses	24,851	11,340

Loss from continuing operations	(16,376)	(2,991)
Other (expense) income
Interest expense, related party	(482)	(408)
Interest expense	(739)	(240)
Change in fair value of marketable equity securities	—	(866)
Change in fair value of senior secured convertible note	(1,092)	—
Foreign currency exchange adjustment	45	—
Realized gain on marketable equity securities	—	1,263
Gain on extinguishment of debt	—	447
Other income (expense)	103	125
Total other (expense) income, net	(2,165)	321

Loss from continuing operations before income taxes	(18,541)	(2,670)
Income tax benefit (provision)	123	(193)
Net loss	(18,418)	(2,863)
Net (loss) gain attributable to non-controlling interest	680	(243)
Net loss attributable to common stockholders	$(17,738)	$(3,106)

Net loss per common share, basic and diluted	$(3.20)	$(1.06)

Weighted average common shares outstanding, basic and diluted	5,552	2,920

Comprehensive (loss) income
Loss available to common stockholders	(17,738)	(3,106)
Foreign currency translation adjustments	(1,539)	87
Total comprehensive loss	$(19,277)	$(3,019)

See accompanying notes to consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except share data)

						Accumulated Other	Non-	Total
	Preferred Stock		Common Stock		Accumulated	Comprehensive	Controlling	Stockholder's
	Shares	Amount	Shares	Amount	Deficit	Loss	Interest	Equity
Balance at January 1, 2021	515	$4,990	2,920,085	$19,915	$(6,882)	$(327)	$813	$18,509
Stock-based compensation	—	—	—	629	—	—	—	629
Capital contribution from parent	—	—	—	6,138	—	—	—	6,138
Net loss	—	—	—	—	(3,106)	—	—	(3,106)
Foreign currency translation adjustments	—	—	—	—	—	87	—	87
Net loss attributable to non-controlling interest	—	—	—	—	—	—	243	243
Balance at December 31, 2021	515	4,990	2,920,085	26,682	(9,988)	(240)	1,056	22,500
Stock-based compensation	—	—	—	605	—	—	—	605
Capital contribution from parent	—	—	—	1,570	—	—	—	1,570
Shares acquired in reverse capitalization	—	—	2,782,229	4,404	—	—	—	4,404
Gain on extinguishment of related party debt				1,544				1,544
Warrant issued in exchange of related party debt				682				682
Common stock issued on warrant exercise	—	—	229,268	—	—	—	—	—
Net loss	—	—	—	—	(17,738)	—	—	(17,738)
Foreign currency translation adjustments	—	—	—	—	—	(1,539)	(7)	(1,546)
Increase in Microphase ownership	—	—	—	(346)	—	—	346	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(680)	(680)
Balance at December 31, 2022	515	$4,990	5,931,582	$35,141	$(27,726)	$(1,779)	$715	$11,341

See accompanying notes to consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(18,418)	$(2,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	663	500
Impairment of goodwill	10,459	—
Amortization of intangibles	308	375
Amortization of right-of-use assets	588	436
Gain on extinguishment of debt	—	(447)
Change in fair value of senior secured convertible note	1,357	—
Increase in capital contribution from parent for corporate overhead	1,090	1,390
Stock-based compensation	605	629
Realized gains on sale of marketable securities	—	(1,263)
Unrealized losses on marketable equity securities	—	866
Changes in operating assets and liabilities:
Accounts receivable	(867)	(1,434)
Accounts receivables, related parties	(5)	—
Accrued revenue	(98)	(473)
Inventories	(1,209)	(1,082)
Prepaid expenses and other current assets	156	(325)
Other assets	31	(76)
Accounts payable and accrued expenses	289	398
Accounts payable, related parties	23	17
Other current liabilities	601	330
Lease liabilities	(607)	(135)
Net cash used in operating activities	(5,034)	(3,157)

Cash flows from investing activities:
Purchase of property and equipment	(638)	(949)
Acquisition of GIGA, net of cash received	(3,687)	—
Sales of marketable equity securities	—	1,467
Net cash (used in) provided by investing activities	(4,325)	518

Cash flows from financing activities:
Capital contribution from parent	480	4,748
Proceeds from notes payable, related party	9,617	—
Proceeds from notes payable	1,198	—
Payments on notes payable	—	(455)
Payments on notes payable, related party	—	(239)
Payments on revolving credit facilities, net	(1,616)	(660)
Net cash provided by financing activities	9,679	3,394
Effects of exchange rate changes on cash	276	(346)
Net increase in cash	596	409
Cash at beginning of period	1,599	1,190
Cash at end of period	$2,195	$1,599

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$739	$49
Cash paid during the period for income tax	$—	$—

Non-cash investing and financing activities
Gain on extinguishment of related party debt	$1,544	$—
Warrants issued in exchange of related party debt	$682	$—
Shares acquired in reverse capitalization	$4,404	$—

See accompanying notes to consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GIGA is a California corporation incorporated on March 5, 1980. GIGA has two subsidiaries Microsource Inc. (“Microsource”) and Gresham Holdings, Inc. (formerly known as Gresham Worldwide, Inc.) (“GWW”). GIGA’s manages its acquired operations through its wholly owned subsidiary GWW. GIGA is a majority owned subsidiary of Ault Holdings, Inc., a Delaware corporation (“Ault” or “Parent”) and currently operates as an operating segment of Ault. GWW has three wholly-owned subsidiaries, Gresham Power Electronics Ltd. (“Gresham Power”), Relec Electronics Ltd. (“Relec”), and Enertec Systems 2001 Ltd. (“Enertec”), and one majority owned subsidiary, Microphase Corporation (“Microphase”). GIGA manufactures specialized electronic equipment for use in military test and airborne operational applications. Our operations consist of three business segments:

•
RF Solutions – consists of Microphase located in Connecticut. Microphase designs and manufactures custom microwave products for military applications and generate revenue mostly through sole-source production contracts for custom engineered components and RADAR filters.
•
Power Electronics & Displays - consists of two subsidiaries, namely Gresham Power and Relec located in the United Kingdom which primarily produce power conversion systems
•
Precision Electronic Solutions – consists of one subsidiary and one division, namely Enertec located in Israel and the Giga-tronics Division including Microsource located in California and New Hampshire primarily producing test systems and RF filters for the defense industries.

Recapitalization and Reorganization

On September 8, 2022 (the “Closing Date”), GIGA acquired 100% of the capital stock of GWW from Ault in exchange for 2,920,085 shares of GIGA’s common stock and 514.8 shares of Series F Convertible Preferred Stock (the “Series F”) that are convertible into an aggregate of 3,960,043 shares of GIGA’s common stock (the "Acquisition"). The parties had previously entered into a Share Exchange Agreement dated December 27, 2021 (the “Agreement”) but as a California corporation, GIGA required shareholder approval which occurred on September 8, 2022. GIGA also assumed GWW’s outstanding equity awards representing the right to receive up to 749,626 shares of GIGA’s common stock, on an as-converted basis. The transaction described above resulted in a change of control of GIGA. Assuming Ault were to convert all of the Series F, the common stock issuable to Ault would be approximately 69.6% of outstanding shares. Immediately following the above transaction, GWW became wholly owned subsidiary of GIGA and GIGA became a majority-owned subsidiary of Ault. GIGA’s outstanding shares of Common Stock and outstanding warrants and options to purchase Common Stock remain outstanding and unaffected upon completion of the Acquisition. The historical financial statements, outstanding shares and all other historical share information have been adjusted by multiplying the respective share amount by the exchange ratio as noted in the Agreement if the exchange ratio had been in effect for all periods presented.

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

Our primary sources of liquidity has historically been funding by our parent company Ault. The extent of continued support from Ault is not assured as we seek additional financing from third parties. There is substantial doubt that we will have sufficient cash to meet our needs over the next 12 months. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases, accounts payables, and inventory purchase commitments.

As of December 31, 2022, the Company had cash and cash equivalents of $2.2 million and working capital of $5.8 million but has had recurring net losses and is not expected to have continued support from Ault to fund operating expenses. Management made plans to increase revenue, reduce costs, and raise needed capital, however there can be no assurance that we can successfully implement these plans. As a result, the Company may be forced to scale back its operations or cease operations altogether.

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Principles of Consolidation

The Acquisition is accounted for as a reverse recapitalization with GWW being the accounting acquirer and GIGA being the acquired company for accounting purposes. All historical financial information presented in the consolidated financial statements represents the accounts of GWW and its wholly owned and majority owned subsidiaries. The consolidated financial statements after completion of the Acquisition will include the assets and liabilities and operations of GIGA and its subsidiaries from the Closing Date of the Acquisition. All intercompany transactions and balances have been eliminated. The shares and net loss per common share prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

Change in Fiscal Year

As a result of the Acquisition, the Company changed our fiscal year-end from March 25, 2023 to December 31, 2022, effective September 8, 2022.

Accounting Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include valuations of the assets and liabilities acquired in the business combination, valuation of convertible notes, reserves for inventories, accruals of certain liabilities, useful lives and the recoverability of long-lived assets and impairment analysis of goodwill.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. The impact on any prior period disclosures was immaterial.

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

Based on an assessment of the collectability of accounts receivable as of December 31, 2022 and 2021, an allowance was provided for doubtful accounts of $64,000 and $54,000, respectively.

Accrued Revenue

Manufacturing services that are recognized as revenue based upon the proportional performance method are considered revenue based on services transferred over time and to the extent the customer has not been invoiced for these revenues, are recorded as accrued revenue in the accompanying consolidated balance sheets.

As of December 31, 2022 and December 31, 2021, accrued revenue was $2.5 million and $2.3 million, respectively.

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

The financial statements of Relec, Gresham Power and Enertec, whose functional currencies have been determined to be their local currencies, the British Pound (“GBP”), and the New Israeli Shekel (“ILS”), respectively, have been translated into U.S. dollars in accordance with ASC 830. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive income (loss) in the consolidated statement of operations and comprehensive (loss) income and as accumulated comprehensive loss in the consolidated statement of changes in stockholders’ equity.

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

The Company had total cash of $2,195,000 and $1,599,000 at December 31, 2022 and December 31, 2021, respectively, with $1,473,000 and $933,000 in the United Kingdom (“U.K.”), respectively and $631,000 and $61,000 in Israel, respectively. The Company has not experienced any losses on deposits of cash and cash equivalents.

Inventories

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

Property and Equipment, Net

We record property and equipment at cost, less accumulated depreciation. Acquisitions and improvements are capitalized, and maintenance and repairs are expensed as incurred. As we dispose of assets, we remove the cost and related accumulated depreciation from the accounts, and any resulting gain or loss is included within loss on disposal or impairment of assets, net. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, at the following rates:

Assets	Useful Lives (In Years)
Computer software and office and computer equipment	3-5
Machinery and equipment, automobile, furniture and fixtures	5-10

Leasehold improvements	Over the term of the lease or life of the asset, whichever is shorter

Goodwill and Indefinite-Lived Intangible Assets

Goodwill has a carrying value of $9.1 million and $9.8 million at December 31, 2022 and 2021, respectively. Indefinite-lived intangible assets, which consist of the Company’s acquired trademarks, have a carrying value of $1.5 million at December 31, 2022 and 2021.

Goodwill and indefinite-lived intangible assets are not amortized but are assessed annually for impairment as of December 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.

Goodwill represents the excess purchase price over the fair value of the net assets acquired. When conducting annual or interim impairment assessments, if applicable, a two-step process is used. First, an optional qualitative evaluation is performed as to whether it is more likely than not that the fair value of the Company's each reporting unit is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, the Company is required to make assumptions and judgments including, but not limited to, an evaluation of macroeconomic conditions as they relate to the business, industry and market trends, as well as the overall future financial performance of the reporting unit. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no additional tests are performed. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company performs a second step consisting of a quantitative assessment of goodwill impairment. This assessment requires the Company to compare the fair value of its reporting unit with its carrying value. If the carrying amount exceeds the fair value, an impairment charge will be recognized. In performing this assessment, the Company is required to make assumptions and judgments including, but not limited to, financial projections, discount rate, and future market conditions.

See Note 9 —Goodwill for further information on valuation methodology and impairment of goodwill during the year ended December 31, 2022.

For indefinite-lived intangible assets with indefinite lives, the Company has the option to first assess qualitative factors of the indefinite-lived intangible assets. If the result of a qualitative test indicates that it is more likely that not that the asset is impaired a quantitative test is performed. When a quantitative test is performed, the estimated fair value of an asset is compared to its carrying value. If the carrying value of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying value and the estimated fair value. No impairment charges related to Indefinite-lived intangible assets were recognized during the years ended December 31, 2022 or 2021.

Intangible Assets

The Company records intangible assets subject to amortization at fair value at the date of acquisition. The Company has trademarks which were determined to have an indefinite life. Intangibles with definite lives consist of Customer relationships, which are amortized on a straight line bases over their estimated useful lives from 10-14 years.

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. The factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. When an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows.

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

Note Payable

The Company has elected to record certain notes payable at fair value on the date of issuance, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while such notes payable are outstanding. Issuance costs are recognized in the consolidated statement of operations in the period in which they are incurred. The fair value of the notes payable was determined using a probability weighted expected return model, a scenario-based valuation model in which discrete future outcome scenarios for the Company are projected and discounted to present value (See Note 13. Notes payable, related party, net).

Warranty

The Company offers a warranty period of twelve months for all its manufactured products. The Company estimates the costs that may be incurred under its warranty and records a warranty liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount, as necessary.

Contingencies

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

Income Taxes

The Company determines its income taxes under the asset and liability method in accordance with FASB (“ASC No. 740”), Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Loss in the period that includes the enactment date.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities.

Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2022 and December 31, 2021, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	Year Ended		Year Ended
Segment	December 31, 2022	% of Total Revenue	December 31, 2021	% of Total Revenue
Customer A	$7,408	24%	$6,788	27%
Customer B	3,775	12%	7,492	29%
Customer C	3,769	12%	10,803	42%

As of December 31, 2022, one customer accounted for 31% of our total gross accounts receivable. As of December 31, 2021, one customer accounted for 49% of our total gross accounts receivable.

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

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. Operating leases are recognized as Right-of-use (“ROU”) assets, Operating lease liability, current, and Operating lease liability, non-current on our consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the remaining life of the lease, without assuming renewal features, if any, are exercised. We elected the practical expedient in ASC 842 and do not separate lease and non-lease components for our leases.

Recent Accounting Standards

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832),” which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December15, 2021. The adoption of ASU 2021-10 did not have a significant impact on the Company’s consolidated financial statements.

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

In January 2017, FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. The Company has not elected to early adopt the provisions of ASU 2017-04. If early adoption had been selected, the goodwill impairment recorded and analysis performed at December 31, 2022 would have been materially different given that one of the reporting units had negative carrying value.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses”, (“ASU No. 2016-13”) to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements and related disclosures

Note 4. Revenue Disaggregation

The Company’s disaggregated revenues are comprised of the following (In thousands):

	Year Ended
Category	December 31, 2022	December 31, 2021
Primary Geographical Markets
North America	$7,317	$6,788
Europe	9,907	7,492
Middle East	12,520	10,802
Other	511	498
Total revenue	$30,255	$25,580

Major Goods
RF/microwave filters	$5,070	$4,905
Detector logarithmic video amplifiers	1,060	1,888
Power supply units and systems	11,605	7,854
Healthcare diagnostic systems	4,073	794
Defense systems	8,447	10,139
Total revenue	$30,255	$25,580

Timing of Revenue Recognition
Goods transferred at a point in time	$18,430	$13,824
Services transferred over time	11,825	11,756
Revenue from contracts with customers	$30,255	$25,580

Note 5. Inventories, net

Inventories, net, are comprised of the following (In thousands):

	As of
Category	December 31, 2022	December 31, 2021
Raw materials	$2,758	$1,771
Work-in-progress	3,186	1,115
Finished goods	1,751	1,320
Total	$7,695	$4,206

Note 6. Property and Equipment, net

Property and Equipment, net, are comprised of the following (In thousands):

	As of
Category	December 31, 2022	December 31, 2021
Machinery and equipment	$6,912	$1,804
Computer, software and related equipment	1,858	700
Office furniture and equipment	270	667
Leasehold improvements	1,878	1,338
	10,918	4,509
Less: accumulated depreciation and amortization	(8,678)	(2,457)
Property and equipment, net	$2,240	$2,052

Depreciation and amortization expenses related to the property and equipment for the years ended December 31, 2022 and 2021 were $0.7 million and $0.5 million, respectively.

Note 7. Business Combination

On September 8, 2022, GIGA acquired 100% of the capital stock of GWW from Ault in exchange for 2.92 million shares of GIGA’s common stock and 514.8 shares of GIGA’s Series F preferred that are convertible into an aggregate of 3.96 million shares of GIGA’s common stock. GIGA also assumed GWW’s outstanding equity awards representing the right to receive up to 749,626 shares of GIGA’s common stock, on an as-converted basis. The transaction described above resulted in a change of control of GIGA. Assuming Ault was to convert all of the Series F, it would own approximately 69.6% of GIGA’ outstanding shares. The Series F Certificate of Determination contains an exchange cap which requires GIGA’s shareholders to approve the issuance of more than 19.99% of GIGA’s outstanding common stock that would apply as of the time of any future conversion (the “Exchange Cap”). On September 8, 2022 the GIGA’s shareholders approved issuances of its common stock upon conversion of the Series F in excess of the Exchange Cap.

We acquired GIGA to gain access to the public capital markets, drive growth, both organically and through strategic combinations with providers of bespoke technology solutions for defense customers, expand GWW’s presence in the US defense market by adding strong management, innovative technology, and more engineering resources and to unlock synergies across operating subsidiaries.

On September 8, 2022, Ault loaned GIGA $4.2 million by purchasing a convertible note that carries an interest rate of 10% per annum and matures on February 14, 2023. This note was exchanged to Exchange Note on December 31, 2022 as described in Note 13. Notes Payable, Related Parties, net.

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

The fair value of the purchase consideration is $8.2 million, consisting of $4.0 million for GIGA’s common stock and prefunded warrants, $0.4 million fair value of vested stock incentives and $3.8 million for cash consideration paid to existing preferred stockholders

The Company estimated the fair values of assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. The income method to measure the fair value of intangible assets, is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflected a consideration of other marketplace participants and included the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions.

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the date of the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flows from acquired customers, acquired technology, acquired patents, and trade names from a market participant perspective, useful lives and discount rates. The estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired finite-lived intangible assets are amortized over their useful life, whereas any indefinite lived intangible assets, including trademark and goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. During the three months ended December 31, 2022, the measurement period adjustment increased the preliminary allocation of goodwill by $9.2 million due to revised forecasts resulting from the lack of sales and backlog, with the offset to trademark, developed technologies, customer lists, inventory and other assets by $1.0 million, $1.4 million, $3.9 million, $2.7 million and $0.2 million respectively. Upon the conclusion of the measurement period, any subsequent adjustments will be recorded to earnings in the Consolidated Statements of Operations and Comprehensive Loss.

The purchase price allocation is as follows (In thousands):

Allocation of purchase price:	Amount
Common stock exchanged	$4,055
Fair value of GIGA equity awards	349
Cash consideration paid to existing preferred stockholders	3,794
Total consideration	$8,198

Identifiable net assets acquired (liabilities assumed)
Cash	$107
Trade accounts receivables	536
Inventories	2,529
Prepaid expenses	116
Accrued revenue	363
Property and equipment	331
Right-of-use asset	370
Other long-term assets	269
Accounts payable	(2,831)
Loans payable, net of discounts and issuance costs	(1,687)
Accrued payroll and benefits	(1,488)
Lease obligations	(491)
Other current liabilities	(368)
Other non-current liabilities	(17)
Net assets acquired	(2,261)
Goodwill	$10,459

Consolidated proforma unaudited financial statements

The following unaudited proforma combined financial information is based on the historical financial statements of the Company and Giga-tronics and subsidiaries after giving effect to the Company’s acquisition of the companies as if the acquisition occurred on January 1, 2021.

The following unaudited proforma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2021, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated proforma results of operations for the year ended December 31, 2022 and December 31, 2021, as if the acquisition occurred on January 1, 2021.

Proforma, unaudited (In thousands)	Gresham	Giga-tronics	Proforma	Proforma
Year ended December 31, 2022	Worldwide, Inc.		Adjustments	Unaudited
Net Sales	$28,825	$5,651	$—	$34,476
Cost of Sales	20,227	5,151	—	25,378
Operating expenses	12,136	18,426	—	30,562
Other expense	987	1,276	—	2,263
Income tax benefit	123	—	—	123
Net gain attributable to non-controlling interest	680	—		680
Net loss attributable to common stockholders	$(3,722)	$(19,202)	$—	$(22,924)
Basic and diluted loss per common share	$(1.27)	$(6.90)	$—	$(4.02)
Weighted average shares outstanding	2,920	2,782	—	5,702

Proforma, unaudited (In thousands)	Gresham	Giga-tronics	Proforma	Proforma
Year ended December 31, 2021	Worldwide, Inc.		Adjustments	Unaudited
Net Sales	$25,580	$10,319	$—	$35,899
Cost of Sales	17,231	6,633	—	23,864
Operating expenses	11,340	5,944	—	17,284
Other income	(321)	115	—	(206)
Income tax provision	(193)	—	—	(193)
Net loss attributable to non-controlling interest	(243)	—		(243)
Net loss attributable to common stockholders	$(3,106)	$(2,373)	$—	$(5,479)
Basic and diluted loss per common share	$(1.06)	$(0.85)	$—	$(0.96)
Weighted average shares outstanding	2,920	2,782	—	5,702

Note 8. Intangible Assets, net

Intangible assets, net, are comprised of the following (In thousands):

Category	Useful Life	December 31, 2022	December 31, 2021
Trademark	Indefinite life	$1,493	$1,546
Customer relationships	10-14 years	3,825	4,201
		5,318	5,747
Less: accumulated depreciation and amortization		(1,842)	(1,712)
Intangible assets, net		$3,476	$4,035

No impairment charges related to Indefinite-lived intangible assets were recognized during the years ended December 31, 2022 or 2021.

Amortization expense on the definite lived intangible assets for the years ended December 31, 2022 and 2021 was $0.3 million and $0.4 million, respectively.

The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter (In thousands):

Fiscal Year	December 31, 2022
2023	323
2024	323
2025	323
2026	323
2027	323
Thereafter	368
$1,983

Note 9. Goodwill

The Company’s goodwill decreased by $0.8 million due to the effects of exchange rate changes. The following table summarizes the changes in our goodwill for the twelve months period ended December 31, 2022 and the year ended December 31, 2021 (In thousands):

Description	Goodwill
Balance as of January 1, 2021	$9,645
Effect of exchange rate changes	167
Balance as of December 31, 2021	9,812
Acquisition of GIGA on September 8, 2022	10,459
Impairment	(10,459)
Effect of exchange rate changes	(758)
Balance as of December 31, 2022	$9,054

The Company tests goodwill for impairment at the reporting unit level annually on December 31 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its estimated fair value.

The Giga-tronics reporting unit experienced a significant decline in sale during the fourth quarter of 2022 and is projecting a negative growth rate due to customers scaling back on programs, a lack of backlog, a highly competitive industry and certain operational challenges that have affected our expectations such that future growth and profitability is significantly lower than previous estimates. Furthermore, during the fourth quarter of 2022, the Company’s market capitalization declined steadily which, although not a determinant on its own, when combined with the other factors indicated that Giga-tronics reporting unit goodwill was determined to be impaired.

For Enertec, Relec and Microphase reporting units, the Company has determined that despite a declining market capitalization, the reporting units themselves benefit from a continued positive forecast within the industry, a significant backlog of contracted work, a history of and projected positive earnings and have not experience any technological, market or operational circumstances which indicate that the carrying values of reporting units goodwill may not be recoverable. Based on the qualitative assessment, it was concluded that it is not more likely than not that the fair value of the reporting units is less than its carrying amount. Management concluded that no quantitative testing was needed as it was not more likely than not that reporting units fair value are less than its carrying value as of December 31, 2022.

Because the qualitative test indicated that Giga-tronics reporting unit goodwill was determined to be impaired a second phase of the goodwill impairment test ("Step 2") was performed specific to Giga-tronics reporting unit. Under Step 2, the fair value of the reporting unit was estimated for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. The Company utilized an enterprise value-based income approach to determine the fair value of the reporting unit. The income approach discounts projected free cashflows of the reporting unit at a computed weighted average cost of capital of 17.5% as the discount rate. The income approach requires the use of significant estimates and assumptions, which include a zero revenue growth assumption and negative future operating margins used to calculate projected future cashflows, weighted average cost of capital, and future economic and market conditions. The Company bases the forecasts on its knowledge of the industry, recent performance and expected future performance of the reporting unit, and other assumptions management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

As a result, the entire $10.5 million carrying amount of Giga-tronics reporting unit goodwill was recognized as a non-cash impairment charge during the year ended December 31, 2022. There were no impairments of goodwill during the year ended December 31, 2021.

Note 10. Other Current Liabilities

As of December 31, 2022 and 2021, other current liabilities consist of the following (In thousands):

Category	December 31, 2022	December 31, 2021
Accrued payroll and payroll taxes	$2,401	$1,317
Deferred revenue	1,028	401
Warranty liability	51	47
Other accrued expense	774	130
Other current liabilities	$4,254	$1,895

Note 11. Leases

Operating leases

We have operating leases for office space. Our leases have remaining lease terms from 2 months to 8.5 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet category as of December 31, 2022 and 2021 (In thousands):

Description	December 31, 2022	December 31, 2021
Operating right-of-use assets	$3,940	$4,333
Operating lease liability - current	$1,067	$659
Operating lease liability - non-current	$3,014	$3,712

The components of lease expenses for the years ended December 31, 2022 and 2021 were as follow (In thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Operating lease cost	$1,125	$957

The following table provides a summary of other information related to leases for the years ended December 31, 2022 and 2021 (In thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,135	$983
Right-of-use assets obtained in exchange of new operating lease liabilities	275	—
Weighted-average remaining lease term - operating leases	5.6 years	8.8 years
Weighted-average discount rate - operating leases	7%	12%

The Company determined that using a discount rate between 7% and 12% is reasonable, as this is consistent with the mortgage rates for commercial properties for the time period commensurate with the terms of the leases.

Maturity of lease liabilities under our non-cancellable operating leases as of December 31, 2022 are as follow (In thousands):

Fiscal Year	Operating leases
2023	$1,359
2024	938
2025	756
2026	516
2027	364
Thereafter	1,144
Total future minimum lease payments	5,077
Less: imputed interest	(996)
Present value of lease liabilities	$4,081

Note 12. Notes Payable

Notes payable on December 31, 2022 and 2021, were comprised of the following (In thousands):

	December 31, 2022	December 31, 2021
Short-term bank credit	$1,623	$949
Financed receivables	71	—
Other short-term notes payable	425	12
Total notes payable	2,119	961
Less: current portion	(1,797)	(961)
Notes payable - long-term portion	$322	$—

Short-term bank credit

At December 31, 2022 and 2021, Enertec had short-term bank credit of $1.6 million and $0.9 million, respectively, that bears 6% interest, and is paid either on a monthly or weekly basis.

Financed receivables

The Company has a business financing agreement (”Financing Agreement”) with Western Alliance Bank. Under the Financing Agreement, the Company may borrow up to 85% of the amounts of customer invoices issued by the Company, up to a maximum of $2.5 million in aggregate advances outstanding at any time.

Interest accrues on amounts outstanding under the Financing Agreement at an annual rate equal to the greater of prime or 4.5% plus one percent. As of December 31, 2022 and 2021, the annual interest rate was 8.5% per annum and 5.5% per annum, respectively. The Company is required to pay certain fees, including an annual facility fee of $14,700, to be paid in two equal semiannual installments. The Company’s obligations under the Financing Agreement are secured by a security interest in substantially all of the assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Financing Agreement has no specified term and may be terminated by either the Company or Western Alliance Bank at any time.

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

At December 31, 2022 and December 31, 2021, the Company’s total outstanding borrowings under the Financing Agreement were $71,000 and $0, respectively, and are included under current liabilities in notes payable on the consolidated balance sheets.

On January 11, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) with two accredited investors (the “Lenders”) pursuant to which the Company sold to the Lenders $3.3 million of convertible notes. The Lenders required us to terminate the Financing Agreement as a condition of issuance of the notes (see Note 22. Subsequent Events).

Other short-term notes payable

Microphase has business financing agreements for equipment leases with several lenders. Under these financing agreements Microphase has short-term notes outstanding of $103,000 and long term notes outstanding of $322,000 paid monthly.

Note 13. Notes Payable, Related Parties, net

Notes payable, related parties, net on December 31, 2022 and 2021, were comprised of the following (In thousands):

	Interest rate	December 31, 2022	December 31, 2021
Senior Secured Convertible Note (2)	10.0%	$3,940	$—
Senior Secured Convertible Note (3)	10.0%	6,068	—
Notes payable, related parties, net		$10,008	$—

Senior Secured Convertible Note (1)

On September 8, 2022, Ault loaned the Company $4,250,000 by purchasing a Senior Secured Convertible Note (1) (the “Convertible Note”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) upon the closing of the consummation of the transactions contemplated by the Securities Purchase Agreement (the “Business Combination”). The Convertible Note carries an interest rate of 10% per annum and matures on February 14, 2023.

The holder may at any time elect to convert in whole or in part, the outstanding principal and interest under the Convertible Note into shares of the Company’s common stock at a conversion price of $3.25 per share (the “Conversion Shares”). In addition, all principal and outstanding interest under the Convertible Note will automatically convert to the Company’s common stock upon the closing of an underwritten public offering of common stock with net proceeds (net of underwriters’ discounts and selling commissions) of at least $25 million (the “Proposed Offering”). The Convertible Note may not be converted to the extent the holder would, as a result of such conversion, beneficially own in excess of 4.99% of the Company’s common stock. The holder may increase this limit to 9.99% on 61 days’ notice to us.

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

The Company may prepay all or a portion of the outstanding principal amount of the Convertible Note at a premium that increases over the term, ranging from 5% to 25%. If the Company completes a public or private offering of $5.0 million or more of its common stock (net of underwriting discounts and commission) prior to the maturity date, the Company must prepay all or part of the principal amount of the Convertible Note outstanding at a premium that increases over the term, ranging from 5% to 25% using up to 50% of the proceeds from the Proposed Offering. However, if the Company closes the Proposed Offering, the principal of the Convertible Note will be applied toward Ault’s $10 million purchase of the Company’s common stock.

The Company accounts for its Convertible note under ASC 815, “Derivatives and Hedging”. Under ASC 815-15-25, an election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible note. Using the fair value option, the Convertible note is recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Convertible note are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The fair value of the Convertible note liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the probability-weighted expected term method (“PWERM”) to value the Convertible note liability. This approach involved the estimation of future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome. The Company assigned 82.5% probability to the Convertible note liability remaining outstanding until maturity and 17.5% probability of default on Convertible note, since the probability of a qualified or non-qualified financing in the near-term was assessed at 0%. The Company calculated the present value of the Convertible note payoff on the maturity date using the income approach, which focuses on the income-producing capability of a business and estimated value based on the expectation of future cash flows. Key assumption used in the calculation included the discount rate of 29%, which was calculated using term-matched market yields for CCC rated corporate paper and an incremental company specific risk premium. The Company also considered the probability of GIGA shares trading above the conversion price of $3.25 (fixed price conversion option), in which case voluntary conversion was assessed to be likely just before maturity. The incremental value of such conversion was assessed using a Black-Scholes model. Significant assumptions used in Black-Scholes model include volatility of 127.3%, risk-free rate of 3.3% and expected term of 0.43 year. After taking into consideration the PWERM of this scenario, the Company arrived at the fair value of the Convertible note liability.

In addition, the Company agreed to indemnify Ault against losses from its breach of its covenants, representations and warranties under the Securities Purchase Agreement pursuant to which the Company issued the Convertible Note.

The Company also entered into Registration Rights Agreement with Ault requiring the Company to file a registration statement with the SEC within 15 days of the voluntary conversion of the Convertible Note by Ault or in connection with a non-qualified public offering. The Registration Rights Agreement contains customary terms and conditions, certain liquidated damages provisions for failing to comply with the timing obligations for the filing and effectiveness of the registration statement, and certain customary indemnification obligations.

Of the $4,250,000 loaned to the Company, it used $3,794,000 to redeem all of its preferred stock that was outstanding prior to the Closing Date. The Company previously entered into repurchase agreements with the holders of the outstanding shares of its preferred stock. The preferred stock holders included Lutz Henckels, the Company’s Chief Financial Officer who received $246,000 and Thomas Vickers, a member of the Company’s Board of Directors who received $116,000.

Based upon the fair value of the Convertible Note at September 8, 2022, which was $4,392,000 using the probability-weighted present value on such date, we recorded a realized loss of $1,092,000 related to the revaluation of the Convertible Note to $5,484,000 on December 31,2022, which was recorded as “Other income & expense” before exchange of this note for the Exchange Note noted below.

Senior Secured Convertible Note (2)

On December 31, 2022 (the “Closing Date”), the Company entered into an exchange agreement with Ault to exchange the Senior Secured Convertible Note (1) due February 14, 2023 in the principal face amount of $4,250,000 dated September 8, 2022 and any accrued interest thereon for a Senior Secured Convertible Note (2) in the principal amount of $4,382,740 due December 31, 2024 (the “Exchange Note”).

The Exchange Note bears interest at 10% per annum. The Exchange Note is, at the option of Ault, convertible into the Company’s common stock at a conversion price equal to the lesser of (i) $0.78 per share, or (ii) the VWAP Price (as defined in the Exchange Note) on such date less a 20% discount to such VWAP Price, but in no event less than $0.25 per share. In addition, all principal and outstanding interest under the Exchange Note will automatically convert to the Company’s common stock upon (i) the consummation of a public offering of securities in which the Company receives net proceeds (net of underwriters’ discounts and selling commissions) of at least $25 million (a “Qualified Public Offering”), in which case the conversion price shall be the price at which the Common Stock is sold to the public, provided, however, that no underwriters’ discounts or selling commissions shall be imposed on such conversion, (ii) the consummation of a private or public offering of shares of Common Stock that is not a Qualified Public Offering but that results in the net proceeds (net of underwriters’ discounts and selling commissions) to the Company of at least $5 million (a “Non-Qualified Offering”), in which case the conversion price shall be the price at which Common Stock is sold in such Non-Qualified Offering less a twenty-five percent (25%) discount or (iii) December 31, 2024, in which case the conversion price shall be the VWAP Price less a 25% discount to such VWAP Price.

The Company’s obligations under the Exchange Agreement and the Exchange Note are secured by a lien on all of the assets of the Company and its wholly owned subsidiaries pursuant to the Security Agreement dated December 31, 2022 (the “Exchange Security Agreement”), by and among the Company, its two of its wholly-owned subsidiaries, Microsource. and Gresham, and Ault.

The Company performed a fair value analysis on the Exchange Note. The fair value of the Exchange note liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the PWERM to value the Exchange note liability. This approach involved the estimation of future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome. The Company assigned 35% probability for non-qualified financing, 25% probability for qualified financing, 15% probability to the Exchange note liability remaining outstanding until maturity and 25% probability of default on Exchange note. The Company calculated the present value of the Exchange note payoff on the maturity date using the income approach, which focuses on the income-producing capability of a business and estimated value based on the expectation of future cash flows. Key assumption used in the calculation included the discount rate of 23%, which was calculated using term-matched market yields for CCC rated corporate paper and an incremental company specific risk premium. The Company also considered the probability of GIGA shares trading above the conversion price of $3.25 (fixed price conversion option), in which case voluntary conversion was assessed to be likely just before maturity. The incremental value of such conversion was assessed using a Black-Scholes model. Significant assumptions used in Black-Scholes model include volatility of 131.4%, risk-free rate of 4.4% and expected term of 2 years. After taking into consideration the PWERM of this scenario, the Company arrived at the fair value of the Exchange note liability as a Long term liability with a fair value of $3,940,000. The change in the fair values of $1,544,000 between Convertible Note valued at $5,484,000, which was exchanged for the Exchange Note valued at $3,940,000, was recorded as Common Stock, and had no impact on the net loss to common stockholders of the Company.

Senior Secured Convertible Note (3) and Warrant

On the Closing Date, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between the Company and Ault Lending, LLC, (“Ault Lending”), whereby the Company issued Ault Lending a 10% Senior Secured Convertible Note in the principal amount of $6,750,000 (the “Secured Note”) and five-year Warrants to purchase 2,000,000 shares of the Company’s common stock. The Warrants are exercisable for five years from December 31, 2022, at an exercise price of $0.01, subject to certain adjustments. In connection with the issuance of the Secured Note, as of the Closing Date, Ault Lending agreed to surrender for cancellation a term note dated November 12, 2021, in the principal face amount $1,300,000 previously issued by the Company to Ault Lending, including accrued but unpaid interest thereon in the amount of $123,123. In addition, on the Closing Date advances previously made by Ault Lending to the Company in the aggregate amount of $4,067,469 were rolled into the Secured Note . Pursuant to the Purchase Agreement, as additional consideration for the issuance of the Secured Note, Ault Lending agreed to provide the Company an additional $1,259,407 no later than May 31, 2023, which is recorded as a Receivable, related party at December 31, 2022.

The Secured Note is due December 31, 2024, and bears interest at 10% per annum. The voluntary conversion and automatic conversion price of the Secured Note are similar to the conversion price of the Exchange Note.

With a limited exception, the Secured Note contains a most favored nations provision with respect to future financings of the Company. With limited exceptions, the Company also agreed to certain negative covenants that will require the prior approval of the holder of the Secured Note to incur indebtedness (other than permitted indebtedness), enter into variable rate transactions, incur indebtedness for borrowed money, purchase money indebtedness or lease obligations that would be required to be capitalized on a balance sheet prepared in accordance with U.S. Generally Accepted Accounting Principles, or guaranty the obligations of any other person, in an aggregate amount at any time outstanding in excess of $1,000,000 in any individual transaction or $2,500,000 in the aggregate. The Company’s obligations under the Purchase Agreement and the Secured Note are secured by a lien on all of the assets of the Company and its wholly owned subsidiaries pursuant to a Security Agreement, dated December 31, 2022 by and among the Company, its wholly-owned subsidiaries, Microsource and Gresham, and Ault Lending and Ault.

Pursuant to the Purchase Agreement, the Company and two of its wholly-owned subsidiaries, Microsource, Inc. and Gresham Holdings, Inc., entered into a Guaranty Agreement, dated December 31, 2022 with Ault Lending. Each such subsidiary guaranteed to Ault Lending the payment of the Secured Note.

In connection with the issuance of the Exchange Note and the Secured Note, the Company granted Ault and Ault Lending certain mandatory and piggy back registration rights pursuant to two Registration Rights Agreements.

On January 3, 2023 the Company, Ault and Ault Lending entered into a letter agreement whereby the parties agree that notwithstanding any obligations in any of the foregoing transaction documents the Company shall not be required to reserve more than 150% of the shares issuable under the Exchange Note and the Secured Note using $0.78 per share (subject to adjustment for stock splits, stock dividends or combinations) plus reservation of one share for each outstanding share issuable under the warrants (subject to adjustment for stock splits, stock dividends or combinations).

The Company performed a fair value analysis on the Secured Note and the Warrants. The fair value of the Secured note liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the PWERM to value the Secured note liability. This approach involved the estimation of future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome. The Company assigned 35% probability for non-qualified financing, 25% probability for qualified financing, 15% probability to the Secured note liability remaining outstanding until maturity and 25% probability of default on Secured note. The Company calculated the present value of the Secured note payoff on the maturity date using the income approach, which focuses on the income-producing capability of a business and estimated value based on the expectation of future cash flows. Key assumption used in the calculation included the discount rate of 23%, which was calculated using term-matched market yields for CCC rated corporate paper and an incremental company specific risk premium. The Company also considered the probability of GIGA shares trading above the conversion price of $3.25 (fixed price conversion option), in which case voluntary conversion was assessed to be likely just before maturity. The incremental value of such conversion was assessed using a Black-Scholes model. Significant assumptions used in Black-Scholes model include volatility of 131.4%, risk-free rate of 4.4% and expected term of 2 years. After taking into consideration the PWERM of this scenario, the Company arrived at the fair value of the Secured note liability as a Long term liability with a fair value of $6,068,000. The fair value of the “Penny” warrants was based on the residual value of $682,000 remaining after allocating fair value to the Secured Note from the proceed of $6,750,000. The fair value of the warrants was recorded as common stock.

Note 14. Related Party Transactions

Allocation of General Corporate Expenses

Ault provided human resources, accounting, and other services to Gresham and after September 8th to us. Gresham obtained its business insurance under Ault’s policies. The accompanying financial statements of Gresham include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to Gresham by using Gresham’s revenue as a percentage of total revenue of Ault. Gresham believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had Gresham been a stand-alone entity or of future costs. Ault allocated $1.09 million for the year ended December 30, 2022, and $1.39 million for the year ended December 31, 2021. Ault allocated these costs as follows (In thousands):

	Years Ended
	December 31, 2022	December 31, 2021
Related party transactions	$1,090	$1,390

Net Transfers From Ault

The Company received funding from Ault to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses, the Company received $0.5 million and $4.7 million from Ault for the years ended December 31, 2022 and 2021, respectively.

Note 15. Stock-based Compensation

On May 25, 2021, GWW issued its executives options to purchase an aggregate total of 100,000 shares of GWW Class A common stock, at an exercise price per share of $14.84, with 50% of these options vested immediately. The remaining 50% vest pro-rata monthly over 3 years. Additionally, the executives were granted RSUs to acquire an aggregate of 50,000 shares of GWW Class A common stock, vesting annually over a three-year term. Upon the Business Combination on September 8, 2022 the 100,000 shares of GWW options converted to 499,751 options to purchase common shares of the Company with an exercise price of $2.97 per share and 50,000 RSUs of GWW were converted to 249,875 RSUs for common shares of the Company with no change in vesting terms. Additionally, 301,380 stock options granted and outstanding under GIGA’s Equity Incentive Plans were unaffected by the Business Combination except for revaluation on September 8, 2022. All options expires ten years from the grant date.

The stock-based compensation expense included in net loss for the years ended December 31, 2022 and 2021 was $605,000 and $629,000, respectively, based on the estimated fair value of the stock awards on the date of issuance. As these stock awards were issued prior to the business combination, the estimated fair value of the stock awards were based on observable market prices of Ault’s common stock and extrapolated to GWW based upon its relative fair value within Ault as determined by equal weighting of revenues, operating income, and net tangible assets between Ault’s subsidiaries. As of December 31, 2022, there was $612,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements expected to be recognized over a weighted average period of 1.4 years.

As of December 31, 2022, a total of 796,958 stock options are outstanding at weighted average exercise price of $3.58 and a weighted average remaining contractual term of 7.71 years. Of the options outstanding, 658,219 options are fully vested with an weighted average exercise price of $3.67 and a weighted average remaining contractual term of 7.59 years.

As of December 31, 2021, a total of 499,751 stock options are outstanding at weighted average exercise price of $2.97 and a weighted average remaining contractual term of 9.4 years. Of the options outstanding, 298,462 options are fully vested with an weighted average exercise price of $2.97 and a weighted average remaining contractual term of 9.4 years.

4,173 and nil options were cancelled for the year ended December 31, 2022 and 2021, respectively. There were no exercises of options for the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, a total of 249,875 restricted stock awards were outstanding. As of December 31, 2022 and 2021, a total of 48,587 and 131,878 restricted stock awards were vested.

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

The Company had issued series B through E preferred stock which were redeemed with the business combination (See Note 7. Business Combination).

On September 8, 2022, the Company issued Ault, as part of the consideration for the acquisition of GWW, 514.8 shares of Series F preferred stock. The terms, preferences and rights of holders of the Series F are set forth in the Certificate of Determination which was filed with the California Secretary of State, on August 23, 2022.

Seniority and Liquidation Preference

The Series F ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of its affairs. The Series F has a liquidation preference of $25,000 per share. The 514.8 shares of Series F have an aggregate liquidation preference of $12,870,140.

Conversion Right

The shares of Series F are convertible into the Company’s common stock at the holder’s option at a conversion price of $3.25 per share, subject to customary adjustments for stock splits (including the reverse split). The 514.8 shares of Series F that were issued to Ault upon the consummation of the transactions contemplated by the Agreement are convertible into an aggregate of 3,960,043 shares of the Company’s common stock. If converted in a public offering of the Company’s stock, the conversion price will be at the public offering price less underwriting discounts and commissions.

Dividend Rights

The holders of Series F are entitled to participate with the Company’s common stock and receive such dividends and distributions as they would receive if their shares of Series F are converted to common stock. The Company may not pay dividends without the consent of the holders of the Series F. Holders of Series F are also entitled to such dividends as the Board may declare on shares from time to time, if any.

Voting Rights; Board Representation

Holders of Series F have the right to vote on matters submitted to a vote of the holders of common stock on an as-converted basis unless required by applicable law. In addition, holders of Series F are entitled to elect four of the Company’s seven directors. Upon the closing of the Business Combination, Ault exercised its right adding four directors to our board of directors including our Chief Executive Officer and three persons who are Ault directors.

Approval Rights for Certain Matters

For so long as Ault consolidates the Company as a subsidiary of Ault for financial reporting purposes, the Company will require prior approval of the holders of the Series F to incur indebtedness in excess of $1 million per individual transaction or $2.5 million in the aggregate or to complete a merger, acquisition or purchase of assets where the aggregate consideration is valued at more than $1 million. Holders of the Series F have separate class approval rights over certain specified actions that would affect the rights of holders of the Series F (see Note 22. Subsequent Events).

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

Note 18. Income Taxes

The following is a geographical breakdown of income/loss before the provision for income tax, for the years ended December 31, 2022 and 2021 (in thousands)

	Year Ended
	December 31, 2022	December 31, 2021
United States	$(19,150)	$(3,470)
International	609	800
Total	$(18,541)	$(2,670)

Deferred income taxes reflect the net tax effects or (a) temporary differences between the carrying amounts or assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (in thousands):

	Year Ended
Deferred tax assets:	December 31, 2022	December 31, 2021
Accrued compensation	$247	$20
Allowance for doubtful accounts	1	$1
Inventory adjustments	1,654	$339
Unrealized gains/losses	233	$233
Other carryforwards	317	$18
Net operating loss carryforward	6,542	$2,391
Lease liability	668	$737
Stock option expense	670	$176
Other accrued expenses	276	$258
Fixed assets	17	$29
Total deferred tax assets	$10,625	$4,202

Deferred tax liabilities:
ROU assets	$(628)	$(722)
Intangible assets	(467)	(752)
Total deferred tax liabilities	$(1,095)	$(1,474)

Valuation allowance	$9,530	$2,728
Net deferred taxes	$—	$—

The federal and state income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021
Current
Federal	$(191)	$123
State	(27)	$44
International	95	26
Total current tax expense	(123)	193
Deferred
Federal	—	—
State	—	—
International	—	—
Total deferred tax expense	$—	$—

Total tax (benefit) expense	$(123)	$193

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $6,803,000 and $1,026,000 for the year ended December 31, 2022 and 2021, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2022 are as follows:

	Amount	Expiration
		Years
Net operating losses, federal (post December 31, 2017)	$15,098	Do not expire
Net operating losses, federal (pre January 1, 2018)	3,286	2023 to 2037
Net operating losses, state	22,360	2021 to 2042
Tax credits federal	46	2040
Tax credits, state	175	Do not expire
Net operating losses, foreign	10,206	Do not expire

The effective tax rate of the company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Statutory rate	21.00%	21.00%
State tax	2.83%	10.00%
Permanent differences	(0.07)%	(0.23)%
Changes in valuation allowance	(9.82)%	(38.82)%
Change in foreign tax rate	0.30%	—%
Impairment of goodwill	(11.84)%	—%
Foreign tax rate differential	0.04%	3.14%
General intangible low tax income	(1.77)%	(5.97)%
Prior period and other adjustments	1.28%	3.54%
Unrealized gain on convertible note	(1.28)%	—%
Total	0.67%	(7.34)%

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to treat any potential GILTI inclusions as a period cost.

The Company is subject to tax in the U.K. and Israel and is subject to audit by tax authorities in the U.K. and Israel for which returns are subject to examination for various years dependent on the jurisdiction.

Note 19. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by weighted average number of common shares outstanding for the period (excluding outstanding stock options). Diluted net loss per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

(In thousands except per share data)	Year Ended
	December 31, 2022	December 31, 2021
Numerator:
Net loss attributable to common stockholders	$(17,738)	$(3,106)
Denominator:
Basic weighted average shares outstanding	5,552	2,920
Effect of dilutive securities	—	—
Diluted weighted-average shares	5,552	2,920

Net loss per share attributable to common stockholders, basic and diluted	$(3.20)	$(1.06)

For the years ended December 31, 2022 and 2021, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

Anti-dilutive securities (In thousands)	December 31, 2022	December 31, 2021
Common shares issuable upon exercise of stock options	797	500
Common shares issuable on conversion of series F preferred stock	3,960	3,960
Common shares issuable upon exercise of warrants	2,299	—
Restricted stock awards	250	250
Common shares issuable upon conversion of senior secured convertible notes	14,256	—
Total	21,562	4,710

Note 20. Commitments and Contingencies

As of December 31, 2022 and 2021, Enertec’s guarantees balance from Hapoalim bank was $3.6 million and $4.1 million, respectively for project implementation fees which are released upon delivery of the project products to the customer.

Note 21. Segment Information

The Company has three reportable segments as of December 31, 2022. Prior to the Business Combination, GWW operated as two operating segments but aggregated its results into one reportable segment based on similarity in economic characteristics, other qualitative factors and the objectives and principals of ASC 280, Segment Reporting.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022				Year Ended December 31, 2021
Description	Precision Electronic Solutions	Power Electronics & Display	RF Solutions	Total	Precision Electronic Solutions	Power Electronics & Display	RF Solutions	Total
Revenue	$13,950	$10,175	$6,130	$30,255	$10,932	$7,854	$6,794	$25,580
Cost of revenue	10,632	6,651	4,497	21,780	7,419	5,361	4,451	$17,231
Gross profit	3,318	3,524	1,633	8,475	3,513	2,493	2,343	8,349
Operating expenses	6,686	4,022	3,684	14,392	4,316	3,629	3,395	11,340
Impairment of goodwill	10,459	—	—	10,459	—	—	—	—
Other (expense) income, net	(1,781)	(26)	(358)	(2,165)	(83)	23	381	321
Loss from continuing operations before income taxes	(15,608)	(524)	(2,409)	(18,541)	(886)	(1,113)	(671)	(2,670)
Assets (at period end)	20,076	8,316	10,562	38,954	16,614	7,308	9,983	33,905

Note 22. Subsequent Events

On January 11, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) with two accredited investors (the “Lenders”) pursuant to which the Company sold to the Lenders $3.3 million 10% original issue discount Senior Secured Convertible Notes (the “Notes”) and five-year Warrants to purchase shares of common stock, no par value for total gross proceeds of $3,000,000. The net proceeds shall be used primarily for working capital.

The Notes are secured by the assets of the Company pursuant to a Security Agreement entered into for such purpose, and are senior to the indebtedness payable to Ault and Ault Lending, pursuant to a Subordination Agreement entered into in connection with the SPA.

The Notes mature on the earlier of (i) nine months from the issuance date, or October 11, 2023, or (ii) completion of the uplist transaction pursuant to which the Company’s common stock becomes listed for trading on a national securities exchange operated by The Nasdaq Stock Market or the New York Stock Exchange (an “Uplist Transaction”). The Notes accrue interest at a rate of 6% per annum payable monthly, which increases to 18% upon an event of default. In addition, under the Notes upon an event of default the Company is required to pay 20% of its consolidated revenues monthly on each interest payment date in reduction of the principal amount of the Notes then outstanding.

The Notes provide for certain events of default which include failure of the Uplist Transaction to occur by the maturity date, failure to maintain effectiveness of the registration statement under the Registration Rights Agreement (as described below), suspension of trading of the Company’s common stock for five consecutive trading days, failure to timely deliver shares issuable upon conversion of the Notes or exercise of the Warrants, failure to timely make payments under the Notes, default under other indebtedness, and certain other customary events of default, subject to certain exceptions and limitations.

Upon an event of default, the holders will have the right to require the Company to prepay the Notes at a 125% premium. Further, upon a bankruptcy event of default or a change of control event, the Company will be required to prepay the Notes at a premium. If the conversion price falls below $0.25, the Company may also elect to prepay the notes at a 125% premium.

Pursuant to the Notes, upon an event of default one of the investors is entitled to cause Jonathan Read, the Chief Executive Officer and a director of the Company, to resign from his positions with the Company. Mr. Read executed and delivered to the investor an undated letter of resignation to that effect, which the investor may cause to be dated and released upon the occurrence of an event of default.

The Notes are convertible upon the earlier of the Uplist Transaction and an event of default at a conversion price equal to the greater of (a) 90% of the lowest volume weighted average price (“VWAP”) for the 10 trading days prior to the conversion date and (b) $0.25 per share, subject to adjustment including downward adjustment upon any dilutive issuance of securities. Each holder’s conversion is subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% on 61 days’ notice from the holder.

The Notes contain customary restrictive covenants including covenants against incurring new indebtedness or liens, changing the nature of its business, transfers of assets, transactions with affiliates, and issuances of securities, subject to certain exceptions and limitations.

The Company repaid its existing line of credit with Western Alliance Bank which had an existing balance of approximately $59,000. Under the Notes the Company can enter into a factoring agreement of $2 million using the Company’s accounts receivable as collateral.

The Warrants entitle the holders to purchase a total of 1,666,666 shares of common stock for a five-year period from issuance, at an exercise price determined as follows: (i) beginning on the issuance date and for a period of 90 days thereafter, $0.78, (ii) if the Uplist Transaction has occurred as of the date of exercise, the lower of (A) $0.78 and (B) 110% of the per share offering price to the public in the Uplist Transaction, and (iii) if neither of (i) and (ii) apply, the lower of (A) $0.78 and (B) 90% of the lowest VWAP for the 10 trading days prior to the date of the exercise, subject to adjustment including downward adjustment upon any dilutive issuance of securities. If the Uplist Transaction is not completed prior to the maturity date of the Notes, the number of shares of common stock that may be purchased upon exercise of the Warrants will be doubled, without an adjustment to the exercise price.

Each holder’s exercise is subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% on 61 days’ notice from the holder. The Warrants may be exercised cashlessly if the registration statement covering the resale of the shares of common stock issuable upon exercise is not effective as required under the Registration Rights Agreement.

The SPA, Warrants and Notes require a reserve of authorized but unissued shares of common stock initially equal to approximately 15,000,000 shares of common stock, subject to reduction as the Notes and Warrants are converted and exercised, respectively.

Spartan Capital Securities, LLC (the “Placement Agent”) served as placement agent in the offering and received a cash commission in the amount of 8% of the gross proceeds, or $240,000. In addition, we have agreed to pay the Placement Agent an expense allowance of $30,000. Furthermore, we agreed to issue the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase a number of shares of common stock equal to 8% of the total number of shares of common stock underlying the Notes and Warrants sold in the offering, or 1,200,000 shares. The Placement Agent Warrants have an exercise price of 110% of the Warrant exercise price.

Under the SPA the Company reimbursed the Buyers a total of $60,000 out of the proceeds from the offering for fees and expenses incurred in connection therewith.

In connection with the SPA, the Company entered into a Registration Rights Agreement pursuant to which it agreed to register the resale by the Buyers of the common stock issuable upon conversion of the Notes and Warrants. Pursuant to the Registration Rights Agreement, the initial registration statement on Form S-1 must be filed 30 days after the Notes become convertible, and to cause the registration statement to be declared effective within 90 days thereafter, subject to certain limitations and exceptions. The Lenders required us to terminate the Financing Agreement as a condition of lending us the $3 million and our issuance of the Notes.

In early January 2023 the Company executed a reduction in force benefiting from the synergies of its two US operation and incurred nominal termination costs as a result.

On January 31, 2023, the Company entered into a Termination and Release Agreement (“Agreement”) with John Regazzi, in which Mr. Regazzi resigned as a full-time employee and officer of the Company, effective immediately. Mr. Regazzi remains a director of the Company. Pursuant to the Agreement, the Company has paid or agreed to pay Mr. Regazzi (i) $17,500 in unpaid expenses, (ii) $82,266 in unpaid deferred salary, (iii) $100,000 in an unpaid bonus related to the acquisition of GWW payable in essentially equal installments over an 18-month commencing in January 2024, (iv) $325,000 in retirement compensation payable over an 18-month period commencing in January 2024, and (v) COBRA reimbursement until such time as he can transition to Medicare. Mr. Regazzi is remaining as a part-time employee though June 30, 2025 at a rate of $125 per hour and will be paid the $36,000 he is owed for paid time-off over next 12 months ending on January 31, 2024.

On February 13, 2023, the company filed an S-1 registration statement for Ault Alliance, Inc. to distribute shares of common stock of the Company on a pro rata basis to the holders of Ault common stock.

On March 6, 2023, Ault provided to the Company $249,500 towards the outstanding balance of the Secured Note (see Note 13. Notes Payable, Related Parties, net)

On March 24, 2023, Ault provided to the Company $31,930 towards the outstanding balance of the Secured Note (see Note 13. Notes Payable, Related Parties, net)

On April 6, 2023, Ault provided to the Company $250,000 towards the outstanding balance of the Secured Note (see Note 13. Notes Payable, Related Parties, net)

On April 7, 2023, Ault provided to the Company $103,000 towards the outstanding balance of the Secured Note (see Note 13. Notes Payable, Related Parties, net)

On April 21, 2023, Ault provided to the Company $50,000 towards the outstanding balance of the Secured Note (see Note 13. Notes Payable, Related Parties, net)

On April 21, 2023 Will Horne and Lutz Henckels each provided to the Company a $50,000 loan at zero percent interest. The notes are due on May 15, 2023.

On May 11, 2023, Ault provided to the Company $150,000 towards the outstanding balance of the Secured Note (see Note 13. Notes Payable, Related Parties, net)