Form 10-Q
period 2023-03-31
GIGA TRONICS INC
filed 2023-07-06
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There was a total of 5,931,582 shares of the Registrant’s Common Stock outstanding as of July 3, 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including our liquidity, our receipt of future orders and whether our backlog will result in orders. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Report is filed, and we do not intend to update any of the forward-looking statements after the date this Report is filed to confirm these statements to actual results, unless required by law.

This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of risks and uncertainties due to a variety of factors, including that (i) we will continue to secure orders and backlog in 2023 and that our Giga-tronics legacy business development efforts to generate new orders will improve, (ii) we will secure adequate cash to bridge operations, (iii) the ongoing geopolitical military conflict (including, the Russian war on Ukraine, tensions with China and Taiwan and unrest in the Middle East) will continue, (iv) supply chain turmoil and inflation will continue to affect customer demand for our product offerings, (v) defense budgets for electronic technology solutions that we provide will not decrease, (vi) our key medical customer will not reduce expected orders, (vii) the effect that the banking crisis and the slowdown in the capital markets and securities offerings will have on our ability to raise capital, and (viii) those other risks described in “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and throughout this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,504	$2,195
Accounts receivable, net	5,396	5,502
Accrued revenue	2,695	2,479
Receivable, related party	941	1,242
Inventories	7,963	7,695
Prepaid expenses and other current assets	726	625
TOTAL CURRENT ASSETS	20,225	19,738

Intangible assets, net	3,405	3,476
Goodwill	8,948	9,054
Property and equipment, net	2,073	2,240
Right-of-use assets	3,593	3,940
Other assets	507	506
TOTAL ASSETS	$38,751	$38,954

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,723	$6,913
Senior secured convertible notes	1,660	—
Notes payable	1,715	1,797
Warrant liabilities	734	—
Operating lease liability, current	942	1,067
Other current liabilities	4,024	4,254
TOTAL CURRENT LIABILITIES	15,798	14,031

LONG TERM LIABILITIES
Operating lease liability, non-current	2,787	3,014
Notes payable	282	322
Senior secured convertible notes, related party	9,442	10,008
Other liabilities	399	238
TOTAL LIABILITIES	28,708	27,613

STOCKHOLDERS' EQUITY
Preferred stock; no par value; Authorized - 1,000,000 shares
Series F Preferred Stock, 520 shares designated; 514.8 shares issued and outstanding at March 31, 2023 and December 31, 2022 (liquidation preference of $12,870 at March 31, 2023 and December 31, 2022)	$4,990	$4,990
Common Stock; no par value; 100,000,000 shares authorized, 5,931,582 shares issued and outstanding at March 31, 2023; 13,333,333 shares authorized, 5,931,582 shares issued and outstanding at December 31, 2022	36,106	35,141
Accumulated deficit	(30,190)	(27,726)
Accumulated other comprehensive loss	(1,592)	(1,779)
TOTAL STOCKHOLDERS' EQUITY	9,314	10,626

Non-controlling interest	729	715
TOTAL STOCKHOLDERS' EQUITY	10,043	11,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,751	$38,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$8,723	$7,244
Cost of revenues	6,560	4,751
Gross profit	2,163	2,493
Operating expenses
General and administrative	4,688	2,197
Research and development	723	489
Selling and marketing	543	298
Total operating expenses	5,954	2,984
Loss from continuing operations	(3,791)	(491)
Other (expense) income
Interest expense, related party	—	(12)
Interest expense	(213)	(67)
Change in fair value of senior secured convertible notes, related party	566	—
Change in fair value of senior secured convertible notes and warrant liabilities	939	—
Foreign currency exchange adjustment	44	—
Other income (expense)	(2)	60
Total other (expense) income, net	1,334	(19)
Loss from continuing operations before income taxes	(2,457)	(510)
Income tax benefit (provision)	7	—
Net loss	(2,450)	(510)
Net loss (gain) attributable to non-controlling interest	(14)	13
Net loss attributable to common stockholders	$(2,464)	$(497)

Net loss per common share, basic and diluted	$(0.42)	$(0.17)

Weighted average common shares outstanding, basic and diluted	5,932	2,920

Comprehensive loss
Loss available to common stockholders	$(2,464)	$(497)
Foreign currency translation adjustments	187	(391)
Total comprehensive loss	$(2,277)	$(888)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2023

(In thousands except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at January 1, 2023	515	$4,990	5,931,582	$35,141	$(27,726)	$(1,779)	$715	$11,341
Stock-based compensation	—	—	—	106	—	—	—	106
Warrant issued with notes payable	—	—	—	859	—	—	—	859
Net loss	—	—	—	—	(2,464)	—	—	(2,464)
Foreign currency translation adjustments	—	—	—	—	—	187	—	187
Net income attributable to non-controlling interest	—	—	—	—	—	—	14	14
Balance at March 31, 2023	515	$4,990	5,931,582	$36,106	$(30,190)	$(1,592)	$729	$10,043

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2022

(In thousands except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at January 1, 2022	515	$4,990	2,920,085	$26,682	$(9,988)	$(240)	$1,056	$22,500
Stock-based compensation	—	—	—	41	—	—	—	41
Capital contribution from parent	—	—	—	517	—	—	—	517
Net loss	—	—	—	—	(497)	—	—	(497)
Foreign currency translation adjustments	—	—	—	—	—	(391)	—	(391)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(13)	(13)
Balance at March 31, 2022	515	$4,990	2,920,085	$27,240	$(10,485)	$(631)	$1,043	$22,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(2,450)	$(510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	181	142
Amortization	73	80
Amortization of right-of-use assets	299	31
Change in fair value of senior secured convertible notes, related party	(566)	—
Change in fair value of senior secured convertible notes	(143)	—
Change in fair value of warrants issued with senior secured convertible notes	(796)	—
Increase in capital contribution from parent for corporate overhead	—	340
Stock-based compensation	106	41
Compensation warrant issued in connection with senior secured convertible notes	858	—
Offering costs in connection with senior secured convertible notes	653	—
Changes in operating assets and liabilities:
Accounts receivable	58	(348)
Accrued revenue	(274)	(326)
Inventories	(235)	(475)
Prepaid expenses and other current assets	(98)	222
Other assets	—	(409)
Accounts payable and accrued expenses	(40)	1,531
Accounts payable, related parties		(53)
Other current liabilities	(211)	(657)
Other non-current liabilities	154	—
Lease liabilities	(305)	(33)
Net cash used in operating activities	(2,736)	(424)

Cash flows from investing activities:
Purchase of property and equipment	(27)	(129)
Net cash used in investing activities	(27)	(129)

Cash flows from financing activities:
Capital contribution from parent	—	177
Proceeds from accounts receivables, related party	301	—
Proceeds from senior secured convertible notes, net of issuance costs	2,680	—
Proceeds from notes payable	—	294
Payments on notes payable	(77)	—
Payments on revolving credit facilities, net	—	(1)
Net cash provided by financing activities	2,904	470
Effects of exchange rate changes on cash and cash equivalents	168	(619)
Net increase/(decrease) in cash and cash equivalents	309	(702)
Cash and cash equivalents at beginning of period	2,195	1,599
Cash and cash equivalents at end of period	$2,504	$897

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$213	$49

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Giga-tronics Incorporated (“GIGA”) through its subsidiaries (collectively, the “Company”), designs, manufactures and distributes specialized electronics equipment, automated test solutions, power electronics, supply and distribution solutions, as well as radio, microwave and millimeter wave communication systems and components for a variety of applications with a focus on the global defense industry. GIGA also offers bespoke technology solutions for mission critical applications in the medical, industrial, transportation and telecommunications markets.

GIGA has two subsidiaries Microsource Inc. (“Microsource”) and Gresham Holdings, Inc. (formerly known as Gresham Worldwide, Inc.) (“GWW”). GIGA manages its acquired operations through its wholly owned subsidiary GWW. GIGA is a majority owned subsidiary of Ault Holdings, Inc., a Delaware corporation (“Ault” or “Parent”) and currently operates as an operating segment of Ault. GWW has three wholly-owned subsidiaries, Gresham Power Electronics Ltd. (“Gresham Power”), Relec Electronics Ltd. (“Relec”), and Enertec Systems 2001 Ltd. (“Enertec”), and one majority owned subsidiary, Microphase Corporation (“Microphase”). GIGA manufactures specialized electronic equipment for use in military test and airborne operational applications. Our operations consist of three business segments:

•
Radio Frequency (”RF”) Solutions (”RF Solutions”) – consists of Microphase which is located in Connecticut. Microphase designs and manufactures custom microwave products for military applications and generates revenue primarily through sole-source production contracts for custom engineered components and RADAR filters.
•
Power Electronics & Displays - consists of two subsidiaries, namely Gresham Power and Relec located in the United Kingdom which primarily produce power conversion systems.
•
Precision Electronic Solutions – consists of one subsidiary and one division, namely Enertec located in Israel and the Giga-tronics Division including Microsource located in California and New Hampshire, primarily producing test systems and RF filters for the defense industries.

Note 2. Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided cash flows. In view of these matters, there is substantial doubt about our ability to continue as a going concern. The Company intends to finance its future development activities and its working capital needs largely through the sale of equity securities with some additional funding from other sources, including term notes until such time as funds provided by operations are sufficient to fund working capital requirements. The unaudited condensed consolidated financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary sources of liquidity have historically been funded by our parent company, Ault. The extent of continued support from Ault is not assured as we seek additional financing from third parties. There is substantial doubt that we will have sufficient cash to meet our needs over the next 12 months. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases, accounts payables, and inventory purchase commitments.

Note 3. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States (”US”), (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The unaudited condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2023. The condensed consolidated balance sheet as of December 31, 2022 included in this report was derived from the Company’s audited 2022 financial statements contained in the above referenced 2022 Annual Report. Results of the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Basis of Presentation

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2022 Annual Report.

Principles of Consolidation

The Acquisition was accounted for as a reverse recapitalization with GWW being the accounting acquirer and GIGA being the acquired company for accounting purposes. All historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of GWW and its wholly owned and majority owned subsidiaries. The unaudited condensed consolidated financial statements after completion of the Acquisition will include the assets and liabilities and operations of GIGA and its subsidiaries from the Closing Date of the Acquisition. All intercompany transactions and balances have been eliminated. The shares and net loss per common share prior to the merger have been retroactively restated to reflect the share exchange ratio established in the merger.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” (“ASU 2016-13”) to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance was effective for the Company beginning on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In January 2017, FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. This guidance was effective for the Company beginning on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 4. Revenue Disaggregation

The Company’s disaggregated revenues are comprised of the following (In thousands):

	Three Months Ended
Category	March 31, 2023	March 31, 2022
Primary Geographical Markets
North America	$2,328	$1,511
Europe	2,832	2,179
Middle East and other	3,563	3,554
Total revenue	$8,723	$7,244

Major Goods
RF/microwave filters	$1,247	$1,511
Detector logarithmic video amplifiers	545	—
Power supply units and systems	2,694	2,479
Healthcare diagnostic systems	1,193	—
Defense systems	3,044	3,254
Total revenue	$8,723	$7,244

Timing of Revenue Recognition
Goods transferred at a point in time	$5,087	$3,511
Services transferred over time	3,636	3,733
Revenue from contracts with customers	$8,723	$7,244

Note 5. Accounts receivables, related party

The following table summarizes the changes in the Company’s accounts receivables, related party for the three months ended March 31, 2023 (In thousands):

Description	Accounts receivables, related party
Balance as of January 1, 2023	$1,242
Receipts during the period	(301)
Balance as of March 31, 2023	$941

Note 6. Inventories, net

Inventories, net, are comprised of the following (In thousands):

Category	March 31, 2023	December 31, 2022
Raw materials	$3,120	$2,758
Work-in-progress	3,195	3,186
Finished goods	1,648	1,751
Total	$7,963	$7,695

Note 7. Property and Equipment, net

Property and Equipment, net, are comprised of the following (In thousands):

Category	March 31, 2023	December 31, 2022
Machinery and equipment	$6,920	$6,912
Computer, software and related equipment	1,877	1,858
Leasehold improvements and office equipment	2,160	2,148
Total	10,957	10,918
Less: accumulated depreciation and amortization	(8,884)	(8,678)
Property and equipment, net	$2,073	$2,240

Depreciation expenses related to the property and equipment for the three month periods ended March 31, 2023 and 2022 was $181,000 and $142,000, respectively.

Note 8. Intangible Assets, net

Intangible assets, net, are comprised of the following (In thousands):

Category	Useful Life	March 31, 2023	December 31, 2022
Trademark	Indefinite life	$1,503	$1,493
Customer list	10-14 years	3,787	3,825
Total		5,290	5,318
Less: accumulated depreciation and amortization		(1,885)	(1,842)
Intangible assets, net		$3,405	$3,476

Amortization expense for the three month periods ended March 31, 2023 and 2022 was $73,000 and $80,000, respectively.

The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter (In thousands):

Fiscal Year	March 31, 2023
2023 (remainder)	$242
2024	323
2025	323
2026	323
2027	323
2028	323
Thereafter	45
$1,902

Note 9. Goodwill

The following table summarizes the changes in the Company’s goodwill for the three months ended March 31, 2023 (In thousands):

Description	Goodwill
Balance as of January 1, 2023	$9,054
Effect of exchange rate changes	(106)
Balance as of March 31, 2023	$8,948

Note 10. Other Current Liabilities

As of March 31, 2023 and December 31, 2022, other current liabilities consists of the following (In thousands):

Category	March 31, 2023	December 31, 2022
Accrued payroll and payroll taxes	$2,412	$2,401
Deferred revenue	1,256	1,028
Other accrued expense	356	825
Other current liabilities	$4,024	$4,254

Note 11. Leases

Operating leases

We have operating leases for office space. Our leases have remaining lease terms from 6 months to 8.5 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The components of lease expenses for the three months ended March 31, 2023 and 2022 were as follow (In thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$356	$273

Supplemental unaudited condensed consolidated balance sheet information related to operating leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Weighted-average remaining lease term - operating leases	5.6 years	8.5 years
Weighted-average discount rate - operating leases	N/A%	8%

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2023 are as follow (In thousands):

Fiscal Year	Operating leases
2023 (remaining)	$963
2024	932
2025	770
2026	509
2027	357
2028	357
Thereafter	760
Total future minimum lease payments	4,648
Less: imputed interest	(919)
Present value of lease liabilities	$3,729

Note 12. Fair value of financial instruments

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair value measurement on a recurring basis at reporting date using (1)
(In thousands)	Level 1	Level 2	Level 3	Total
Balance at March 31, 2023
Senior Secured Convertible Note (2), related party	$—	$—	$3,717	$3,717
Senior Secured Convertible Note (3), related party	—	—	5,725	5,725
Senior Secured Convertible Note (4)	—	—	1,660	1,660
Warrant liability	—	—	734	734
Total liabilities measured at fair value	$—	$—	$11,836	$11,836
Balance at December 31, 2022
Senior Secured Convertible Note (2), related party	$—	$—	$3,940	$3,940
Senior Secured Convertible Note (3), related party	—	—	6,068	6,068
Total liabilities measured at fair value	$—	$—	$10,008	$10,008

1 There were no transfers between the respective Levels during the three month period ended March 31, 2023 and the year ended December 21, 2022.

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks.

Below are the changes to level 3 measured liabilities:

Level 3 measured
liabilities
Fair value at December 31, 2022	$10,008
Fair value of senior secured convertible notes issued	1,803
Fair value of warrants issued with senior secured convertible notes	1,530
Change in fair value	(1,505)
Fair value at March 31, 2023	$11,836

Note 13. Senior Secured Convertible Notes (4) and Warrants

On January 11, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) pursuant to which the Company issued $3.3 million 10% original issue discount Senior Secured Convertible Notes (4) (the “Notes”) and five-year common stock purchase warrants, for total gross proceeds of $3,000,000.

Senior Secured Convertible Notes (4)

Notes payable at March 31, 2023 and December 31, 2022, were comprised of the following :

Fair value (In thousands)	Total
Balance as of December 31, 2022	$—
Issuance of Senior Secured Convertible Notes (4) at January 11, 2023	1,803
Change in fair value of Senior Secured Convertible Notes	(143)
Balance as of March 31, 2023	$1,660

The Notes are secured by the assets of the Company pursuant to a Security Agreement entered into for such purpose, and are senior to the indebtedness payable to Ault and Ault Lending, pursuant to a Subordination Agreement entered into in connection with the SPA.

The Notes mature on the earlier of (i) October 6, 2023, or (ii) completion of an uplisting to a national securities exchange (an “Uplist Transaction”).

The Notes accrue interest at a rate of 6% per annum payable monthly, which increases to 18% upon an event of default. In addition, under the Notes upon an event of default the Company is required to pay 20% of its consolidated revenues monthly on each interest payment date in reduction of the principal amount of the Notes then outstanding.

The Notes provide for certain events of default which include:

•
failure of the Uplist Transaction to occur by the maturity date;
•
failure to maintain effectiveness of the registration statement under the Registration Rights Agreement;

•
suspension of trading of the Company’s common stock for five consecutive trading days;
•
failure to timely deliver shares issuable upon conversion of the Notes or exercise of the Warrants;
•
failure to timely make payments under the Notes;
•
default under other indebtedness, and
•
certain other customary events of default, subject to certain exceptions and limitations

Upon an event of default, the holders will have the right to require the Company to prepay the Notes at a 125% premium (“Premium”). Further, upon a bankruptcy event of default or a change of control event, the Company will be required to prepay the Notes at a Premium. If the conversion price falls below $0.25, the Company may also elect to prepay the notes at a 125% Premium.

The Notes contain customary restrictive covenants including covenants against incurring new indebtedness or liens, changing the nature of its business, transfers of assets, transactions with affiliates, and issuances of securities, subject to certain exceptions and limitations.

Senior Secured Convertible Notes, Fair Value

The Company elected the fair value option with respect to the Senior Secured Convertible notes. The fair value of the Notes liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the probability-weighted expected return method ("PWERM") to value the Notes liability. This approach involved the estimation of future potential outcomes for the Notes holders, as well as values and probabilities associated with each respective potential outcome.

On January 11, 2023, the Company ascribed following probabilities to four possible scenarios:

	March 31, 2023		January 11, 2023
Scenario description	Estimated probability	Estimated date	Estimated probability	Estimated date
Uplist transaction	10.0%	September 30, 2023	60.0%	June 30, 2023
Held to maturity	60.0%	October 6, 2023	10.0%	October 6, 2023
Change of control	5.0%	September 30, 2023	5.0%	September 30, 2023
Default/ dissolution	25.0%	September 1, 2023	25.0%	September 1, 2023
Total	100.0%		100.0%

The Company filed an S-1 registration statement on February 13, 2023, for Ault to distribute its common and preferred shares of GIGA as a dividend to its stockholders, which was a critical step for the Uplist Transaction scenario. By March 31, 2023, the approval of the S-1 registration statement was delayed and the Company reduced the probability to complete the Uplist prior to September 30, 2023 to 10%, and increased the likelihood that the Notes liability will remain outstanding until maturity to 60%.

Based on these estimates, the Company arrived at the fair value of the Notes liability as shown below:

Senior Secured Convertible Notes (4):	March 31, 2023	January 11, 2023
Fair Value (In thousands)	$1,660	$1,803
Face value principle payment (In thousands)	$3,333	$3,333
Face value at Premium (In thousands)	$4,166	$4,166
Conversion Price	$0.25	$0.78
Maturity Date	October 6, 2023	October 6, 2023
Interest rate	6.00%	6.00%
Valuation technique	PWERM	PWERM

The Company recorded the change in the fair value of the Notes of $143,000 on March 31, 2023 in “Other income and expense”.

Warrants

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

The Warrants are liability classified and the Company performed a fair value analysis as shown below:

Warrant liability, current:	March 31, 2023	January 11, 2023
Fair Value (In thousands)	$734	$1,530
Number of warrants	$1,666,667	$1,666,667
Closing price (OTCB: GIGA)	$0.30	$0.80
Volatility	143.30%	133.60%
Risk-free discount rate	3.60%	3.72%
Term	5 years	5 years
Expiration date	January 11, 2028	January 11, 2028
Valuation technique	Monte Carlo simulation	Monte Carlo simulation

The Company recorded the change in the fair value of the warrants of $796,000 on March 31, 2023 as a gain in “Other income and expense”.

Placement Agent Warrant

Spartan Capital Securities, LLC (the “Placement Agent”) served as placement agent in the offering and received a cash commission in the amount of 8% of the gross proceeds, or $240,000. In addition, we paid the Placement Agent an expense allowance of $30,000. Furthermore, we issued the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase a number of shares of common stock equal to 8% of the total number of shares of common stock underlying the Notes and Warrants sold in the offering, or 1,200,000 shares. The Placement Agent Warrants have an exercise price of 110% of the Warrant exercise price. The Company performed a fair value analysis for the 1,200,000 warrants similarly to the warrants analysis described above, and ascribed a fair value of $858,000 as of January 11, 2023. The warrants are classified as equity:

January 11, 2023
Fair value (In thousands)	$858
Number of warrants	1,200,000
Closing price (OTCB: GIGA)	$0.80
Volatility	133.6%
Risk-free discount rate	3.72%
Contractual term in years	5 years
Expiration date	January 11, 2028
Valuation technique	Monte Carlo simulation

Note 14. Notes Payable

Notes payable at March 31, 2023 and December 31, 2022, were comprised of the following (In thousands):

	Due date	Interest rate	March 31, 2023	December 31, 2022
Bank credit		3.7%	1,580	1,623
Other short-term notes payable		3.0%	417	425
Financed receivables	Cancelled January 10, 2023	8.5%	—	71
Total notes payable			1,997	2,119
Less: current portion			(1,715)	(1,797)
Notes payable - long-term portion			$282	$322

Note 15. Senior Secured Convertible Notes, Related Party

The following table summarizes the changes in the Senior secured convertible notes, related party for the three months ended March 31, 2023 (In thousands):

	Senior Secured	Senior Secured
	Convertible Note (2)	Convertible Note (3)	Total
Fair value at December 31, 2022	$3,940	$6,068	$10,008
Change in fair value of senior secured convertible notes, related party	(223)	(343)	(566)
Balance at March 31, 2023	$3,717	$5,725	$9,442

The change of $566,000 in the fair value of the Senior secured convertible notes as of March 31, 2023 compared to December 31, 2022 was recorded as a change in fair value of senior secured convertible notes and warrant liabilities within Other (expense) income on the unaudited condensed consolidated statement of operations.

The significant assumptions associated with the fair value of the Notes payable, related party as of the dates indicated, are as follows:

	March 31, 2023	December 31, 2022
Face value principle payment (In thousands)	$11,133	$11,133
Conversion Price	$0.78	$0.78
Maturity Date	December 31, 2024	December 31, 2024
Interest rate	10.00%	10.00%
Discount rate	27.30%	27.30%
Valuation technique	PWERM	PWERM
Fair Value (In thousands)	$9,442	$10,008

Note 16. Related Party Transactions

Allocation of General Corporate Expenses

Ault provided human resources, accounting, and other services to Gresham until September 8, 2022. Gresham obtained its business insurance under Ault’s policies. The accompanying financial statements of Gresham include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to Gresham by using Gresham’s revenue as a percentage of total revenue of Ault. Gresham believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost that would have been incurred had Gresham been a stand-alone entity or of future costs. After the Business Combination on September 8, 2022, GIGA absorbed these costs and no expenses were allocated by Ault. Ault allocated $340,000 for the three month period ended March 31, 2022 (In thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Related party transactions	$—	$340

Net Transfers From Ault

The Company received funding from Ault to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses, the Company received $0 and $177,000 from Ault for the quarters ended March 31, 2023 and 2022, respectively.

Note 17. Stock-based Compensation

The stock-based compensation expense included in net loss for the three month period ended March 31, 2023 and 2022 was $106,000 and $41,000, respectively recognized in general and administrative expenses.

As of March 31, 2023, there was $509,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements expected to be recognized over a weighted average period of 1.2 years.

Note 18. Concentration of Credit Risk

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

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	Three Months Ended		Three Months Ended
Segment	March 31, 2023	% of Total Revenue	March 31, 2022	% of Total Revenue
Customer A	$2,068	24%	$2,505	35%
Customer B	$1,052	12%	$—	—%
Customer C	$872	10%	$760	10.0%

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

(In thousands except share data)	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator
Net loss attributable to common stockholders	$(2,464)	$(497)
Denominator
Basic weighted average shares outstanding	5,932	2,920
Effect of dilutive securities	—	—
Diluted weighted-average shares	5,932	2,920

Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.17)

For the three month periods ended March 31, 2023 and 2022, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

Anti-dilutive securities	March 31, 2023	March 31, 2022
Common shares issuable upon exercise of stock options	789	500
Common shares issuable on conversion of series F preferred stock	3,960	3,960
Common shares issuable upon exercise of warrants	6,833	—
Restricted stock awards	250	250
Common shares issuable upon conversion of senior secured convertible notes	27,590	—
Total	39,422	4,710

Note 20. Commitments and Contingencies

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated. As of March 31, 2023, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued.

As of March 31, 2023 and 2022, Enertec’s guarantees balance from Hapoalim bank was $3.8 million and $4.2 million, respectively for project implementation fees which are released upon delivery of the project products to the customer.

Note 21. Segment Information

The Company has three reportable segments as of March 31, 2023. Prior to the Acquisition, GWW operated as two operating segments but aggregated its results into one reportable segment based on similarity in economic characteristics, other qualitative factors and the objectives and principals of Accounting Standards Codification 280, Segment Reporting.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the three months ended March 31, 2023 and 2022 (In thousands):

	Three Month Period Ended March 31, 2023				Three Month Period Ended March 31, 2022
Description	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total
Revenue	$3,941	$2,991	$1,791	$8,723	$3,254	$2,479	$1,511	$7,244
Cost of revenue	3,210	2,112	1,238	6,560	2,316	1,594	842	4,751
Gross profit	730	879	554	2,163	939	886	669	2,493
Operating expenses	2,791	1,682	1,481	5,954	1,117	1,028	839	2,984
Other income (expense), net and income tax benefit (provision)	(560)	(587)	(187)	(1,334)	26	(15)	8	19
Loss from continuing operations before income taxes	$(1,502)	$(215)	$(740)	$(2,457)	$(203)	$(128)	$(178)	$(510)
Assets (at period end)	$19,402	$8,697	$10,652	$38,751	$17,206	$7,564	$9,781	$34,550

Note 22. Consolidated Proforma Unaudited Financial Statements

The following unaudited proforma combined financial information is based on the historical financial statements of the Company and Giga-tronics and subsidiaries after giving effect to the Company’s acquisition of the companies as if the acquisition occurred on January 1, 2022.

The following unaudited proforma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2022, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated proforma results of operations for the three months ended March 31, 2023 and March 31, 2022, as if the acquisition occurred on January 1, 2022.

Proforma, unaudited (In thousands)	Gresham
Three months ended March 31, 2023	Worldwide, Inc.	Giga-tronics	Proforma Adjustments	Proforma Unaudited
Net Sales	$8,293	$430	$—	$8,723
Cost of Sales	5,880	680	—	6,560
Operating expenses	4,284	1,670	—	5,954
Other income (expense)	807	527	—	1,334
Income tax benefit	7	—	—	7
Net gain attributable to non-controlling interest	14	—	—	14
Net loss attributable to common stockholders	$(1,070)	$(1,394)	$—	$(2,464)

Proforma, unaudited (In thousands)	Gresham
Three months ended March 31, 2022	Worldwide, Inc.	Giga-tronics	Proforma Adjustments	Proforma Unaudited
Net Sales	$7,244	$1,436	$—	$8,680
Cost of Sales	4,751	1,036	—	5,787
Operating expenses	2,984	1,555	—	4,539
Other income (expense)	(19)	(17)	—	(36)
Income tax provision	—	—	—	—
Net loss attributable to non-controlling interest	(13)	—	—	(13)
Deemed dividend on Series E preferred stock	—	(2)		(2)
Net loss attributable to common stockholders	$(497)	$(1,174)	$—	$(1,671)

Note 23. Subsequent Events

Ault provided payments totaling $816,822, from April 1, 2023 through July 4, 2023 on account of receivables, related party.

Related party loans of $100,000 with zero percent interest and no due date were issued in May 2023.

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

The Power Electronics & Displays group consists of two subsidiaries, namely Gresham Power and Relec located in the United Kingdom which primarily produce, market and sell power conversion systems. The Precision Electronic Solutions group consists of Enertec located in Israel and the Giga-tronics Division located in California and New Hampshire primarily producing systems and providing services for the defense and health industries.

Microsource, which is part of the Precision Electronic Solutions group, develops and manufactures sophisticated RADAR filters used in fighter aircraft. Microsource’s primary business is the production of Ytrium-Iron-Garnet (“YIG”) based microwave components designed for a specific customer’s intended operational application. Microsource produces a line of tunable, synthesized band reject filters for solving interference problems in RADAR/EW applications as well as low noise oscillators used on shipboard and land-based self-protection systems. Microsource designs components based upon the Company’s proprietary YIG technology, for each customer’s unique requirement, generally at the customer’s expense. The Giga-tronics Division including Microsource recently executed a Reduction in Force (”RIF”) due to its low backlog and near term revenue forecasts.

COVID-19 Impact

The Company’s businesses were materially affected by the COVID-19 pandemic. In January 2022, Israel experienced a fifth wave of COVID-19 with the Omicron variant. Many of Enertec’s workers became ill and/or worked from home. Despite this disruption, it did not materially impact Enertec’s operations. In February 2023, many workers of the Microsource subsidiary became infected with COVID-19, and the Dublin facility had to shut down for a week.

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

Recent Trends and Uncertainties

We are in the process of aggressively managing our cash flow and reducing our expenses. As part of this endeavor, in January-February 2023 we implemented a RIF of approximately $1.7 million over the next 12 months. We believe that the RIF will not affect our production capabilities, nor will it affect our accounting capabilities.

In the past, Ault has allocated certain overhead charges to us. As of December 31, 2022, Ault allocated $1,090,000 of its overhead to us comprised of $230,000 for officer salaries, $90,000 director and officers’ insurance, $630,000 in audit fees and $140,000 in administrative costs. After the Business Combination, we expect to achieve a non-cash savings of approximately $1.1 million per year, as Ault will no longer allocate such expenses. However, this non-cash savings will be partially offset by cash expenses that we will now incur in 2023 for audit fees. We estimate such cash expenditures to be $550,000 in 2023.

The Company filed an S-1 Registration Statement on February 13, 2023 to allow Ault to spin-off its GIGA equity to its shareholders.

Critical Accounting Policies and Estimates

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” for a discussion of our critical accounting policies. During the three months ended March 31, 2023, there were no material changes to these policies, other than as disclosed in Note 3. Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. While we believe that these accounting policies and estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates and forecasts.

Results of Operations

Bookings*

New orders by reporting segment are as follows for the respective periods (In thousands):

	Three Months Ended
Segment	March 31, 2023	March 31, 2022	$ Change	% Change
Precision Electronic Solutions	$2,632	$3,886	$(1,254)	(32)%
Power Electronics & Displays	1,815	3,409	(1,595)	(47)%
RF Solutions	832	1,940	(1,107)	(57)%
Total	$5,279	$9,235	$(3,956)	(43)%

.

*Bookings represent new orders received in the quarter

New orders booked in the three months ended March 31, 2023 decreased by 43% to $5.3 million from $9.2 million for the three months ended March 31, 2022. Bookings for the Precision Electronic Solutions group decreased by 32% to $2.6 million for the three months ended March 31, 2023 from $3.9 million for the three months ended March 31, 2022. The Precision Electronic Solutions group receives the majority of its business from a large defense contractor with orders fluctuating from quarter to quarter. The Power Electronics & Displays group experienced a 47% decline in bookings to $1.8 million primarily due to a decrease in defense orders which fluctuate from quarter to quarter, and the RF solutions group experienced a decline in bookings in the three months ended March 31, 2023 of 57% to $833,000. The Company received a large order of $1.5 million from a prime contractor in the first quarter of 2022, which did not repeat in the first quarter of 2023.

Backlog**

The following table shows order backlog and related information at the end of the respective periods (In thousands):

	Three Months Ended
Segment	March 31, 2023	March 31, 2022	$ Change	% Change
Precision Electronic Solutions	$9,746	$10,297	$(551)	(5)%
Power Electronics & Displays	7,916	7,646	270	4%
RF Solutions	9,166	10,015	(849)	(8)%
Total	$26,828	$27,958	$(1,130)	(4)%

**Backlog represents orders to be fulfilled including bookings prior to the quarter ended March 31, 2023

Backlog as of March 31, 2023 decreased by 4% compared to March 31, 2022 primarily due to the 43% decrease in bookings shown above combined with a 20% increase in shipments as shown below.

Revenue

The allocation of net revenue was as follows for the periods shown (In thousands):

	Three Months Ended
Segment	March 31, 2023	March 31, 2022	$ Change	% Change
Precision Electronic Solutions	$3,941	$3,254	$686	21%
Power Electronics & Displays	2,991	2,479	$512	21%
RF Solutions	1,791	1,511	281	19%
Total	$8,723	$7,244	$1,479	20%

The Precision Electronic Solutions group generated net revenue of $3.9 million during the three months ended March 31, 2023, a 21% increase from the three months ended March 31, 2022. The increase was primarily due to the addition of $430,000 of GIGA revenue which was not included in the first quarter of 2022. The Power Electronics & Displays group increased revenue by 21% to $3.0 million primarily due to a 51% increase in shipments by Gresham Power caused by the completion of a large fixed price contract. The RF solutions group increased revenue by 19% to $1.8 million in the first quarter of fiscal 2023 due to improvements in the supply chain.

Cost of revenue and gross profit were as follows for the periods shown (In thousands):

	Three Months Ended		Three Months Ended
Segment	March 31, 2023	% of Segment Revenue	March 31, 2022	% of Segment Revenue
Precision Electronic Solutions	$3,210	81%	$2,316	71%
Power Electronics & Displays	2,111	71%	1,593	64%
RF Solutions	1,239	69%	842	56%
Total cost of revenue	$6,560	75%	$4,751	66%
.
Gross profit	$2,163	25%	$2,493	34%

Gross profits for the three months ended March 31, 2023 decreased by $330,000 to $2.2 million from $2.5 million in the three months ended March 31, 2022. Cost of revenue as a percentage of segment revenue increased by 10% for the Precision Electronic Solutions group due to low revenues of the Giga-tronics group and the associated absorption of manufacturing overhead expenses. The gross margins of the Power Electronics & Displays group decreased by 7% due to overruns upon completion of a fixed price contract resulting in a 5% gross margin. The RF solutions group recognized a 13% increase in its cost of revenues as a percentage of segment revenue primarily due to a $230,000 inventory obsolescence charge.

Operating expenses were as follows for the periods shown (In thousands):

	Three Months Ended
Category	March 31, 2023	March 31, 2022	$ Change	% Change
Research and development	$723	$489	$234	48%
Selling and marketing and general and administrative	5,231	2,495	2,736	110%
Total	$5,954	$2,984	$2,970	100%

Total operating expenses increased 94% or $2.8 million in the first quarter ended March 31, 2023 as compared with the first quarter of 2022. Research and development expenses increased by $234,000 due to the business combination of GWW with GIGA. Selling, general and administrative expenses increased by 103% primarily due the issuance cost of $1.2 million of the Senior Secured Convertible Notes and Warrants (see Note 13. Senior Secured Notes (4) and Warrants), as well as the added general and administrative cost of GIGA in the first quarter of 2023 which was not incurred in the first quarter of 2022, as well as the addition of approximate $400,000 for legal and audit expenses.

Other income (expenses), net were as follows for the periods shown (In thousands):

	Three Months Ended
Category	March 31, 2023	March 31, 2022	$ Change	% Change
Interest expense, related party	$—	$(12)	$12	(100)%
Interest expense	(213)	(67)	(146)	218%
Change in fair value of senior secured convertible notes, related party	566	—	566	—%
Change in fair value of senior secured convertible notes and warrant liabilities	939	—	939	—%
Foreign currency exchange adjustment	44	—	44	—%
Other income (expense)	(2)	60	(62)	(103)%
Total other (expense) income, net	$1,334	$(19)	$1,353

For the three months ended March 31, 2023, interest expense increased by $146,000 primarily due to increased borrowing and higher interest rates. The Company performed a fair value analysis of its debts and warrant liability as of March 31, 2023 and recognized a non-cash gain of $566,000 for related party notes and $939,000 for the senior secured convertible note issued on January 11 (see Note 13. Senior Secured Convertible Notes (4) and Warrants).

Net Loss

Net loss was as follows for the periods shown (In thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$8,723	$7,244
Cost of revenue	6,560	4,751
Gross profit	2,163	2,493
.
Operating expenses	5,954	2,984
Other income (expense), net	1,334	(19)
Income tax (provision) benefit	7	—
Net loss	(2,450)	(510)
Net income (loss) attributable to non-controlling interest	(14)	13
Net loss available to common stockholders	$(2,464)	$(497)

Net loss attributable to common shareholders for the quarter ended March 31, 2023 was $2.5 million, compared to a net loss of $497,000 recorded in the quarter ended March 31, 2022. The $2.0 million increase in losses was primarily due to the combination of lower gross margins and higher operating expenses as described above.

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

The reconciliation of our Net loss to EBITDA and Adjusted EBITDA is as follows (In thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(2,450)	$(510)
Net income (loss) attributable to non-controlling interest	(14)	13
Net loss attributable to common shareholders	(2,464)	(497)
Depreciation and amortization	553	253
Interest and taxes	220	67
EBITDA	(1,691)	(177)

Adjustments:
Stock-based compensation	106	41
Compensation warrant issued in connection with senior secured convertible notes	858	—
Offering costs in connection with senior secured convertible notes	653	—
Change in fair value of notes payable, related parties	(566)	—
Change in fair value of senior secured convertible notes and warrant liabilities	(939)	—
Other expenses, net	(2)	60
Foreign currency exchange adjustment	44	—
Adjusted EBITDA	$(1,537)	$(76)

Liquidity and Capital Resources

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements included elsewhere in this filing (In thousands):

	Three Months Ended
Category	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(2,736)	$(424)
Net cash used in investing activities	(27)	(129)
Net cash provided by financing activities	2,904	470
Effects of exchange rate changes on cash and cash equivalents	168	(619)
Net increase in cash	309	(702)
.
Cash and cash equivalents at beginning of period	2,195	1,599
Cash and cash equivalents at end of period	$2,504	$897

Cash Flows from Operating Activities

During the three month ended March 31, 2023, cash used in the operating activities was $2.7 million as compared to $424,000 for the three month ended March 31, 2022. The primary use of cash was to finance net losses.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another primarily due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the three month period ended March 31, 2023 was $27,000 which was due to the purchase of property and equipment. Cash used in investing activities for the three months period ended March 31, 2022 was $129,000 which was primarily due to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three month period ended March 31, 2023 was $2.9 million which was primarily due to $2.7 million proceeds from issuance of senior secured convertible notes and $0.3 million proceeds from receivable, related party offset by $0.1 million payment on notes payable. Cash provided by financing activities for the three months period ended March 31, 2022 was $470,000 which was due to the capital contributions from Ault.

Liquidity

	As of
Category (In thousands)	March 31, 2023	December 31, 2022
Cash	$2,504	$2,195
Total current assets	$20,225	$19,738
Total current liabilities	$15,798	$14,031
Working Capital	$4,427	$5,707

Our primary sources of liquidity has historically been funded by Ault and in January 2023 by two other lenders who lent the Company $3.3 million. We expect Ault will cease funding the Company in the near future.

Without the availability of working capital from Ault, unless we are successful in securing additional financing from third parties, we believe that we will not have sufficient cash to meet our needs over the next 12 months as well as Ault’s position as a secured creditor. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases and inventory purchase commitments. Due to the deterioration of the Giga-tronics Division including its Microsource subsidiary, we have lacked sufficient capital to pay our payables. To assist with our liquidity issues, our executive officers have agreed to accept the minimum wage of $1,240 per week and to defer their remaining salaries for a single pay period. We also recently borrowed a total of $100,000 from our Chief Financial Officer and from a director. As a result of our liquidity issues, we need to raise approximately $5.0 million to meet our short-term working capital needs, not including the $3.3 million we owe which is due on October 6, 2023. While we are engaged in discussions with Ault and another lender about possible solutions, we cannot assure you that we will be successful in solving our liquidity issues. In addition to risk factors we publicly disclosed in our Form 10-K for the year ended December 31, 2022, one of the solutions is based upon our common stock beginning to trade actively. We cannot assure you that will occur.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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
•
Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness.

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

Despite the existence of these material weaknesses, we believe that the unaudited condensed consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Except as detailed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of March 31, 2023, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A – RISK FACTORS

Not applicable.

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	July 6, 2023	/s/ JONATHAN READ
Jonathan Read
Chief Executive Officer
(Principal Executive Officer)

Date:	July 6, 2023	/s/ LUTZ P. HENCKELS
Lutz P. Henckels
Chief Financial Officer (Principal Financial and Accounting Officer)