Form 10-Q
period 2023-06-30
GIGA TRONICS INC
filed 2023-08-14
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There was a total of 5,931,602 shares of the Registrant’s Common Stock outstanding as of August 11, 2023.

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

This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of risks and uncertainties due to a variety of factors, including that (i) we will continue to secure orders and backlog in 2023 and that our Giga-tronics legacy business development efforts to generate new orders will improve, (ii) we will secure adequate cash to bridge operations and solve our liquidity problems, (iii) the successful integration of our acquisition of Gresham Holdings, Inc. in a share exchange, (iv) the completion of the distribution of 6,880,128 shares of our common stock to the shareholders of record of Ault Alliance, Inc.’s common stock, (v) the ongoing geopolitical military conflict (including, the Russian war on Ukraine, tensions with China and Taiwan and unrest in the Middle East) will continue, (vi) supply chain turmoil and inflation will continue to affect customer demand for our product offerings, (vii) defense budgets for electronic technology solutions that we provide will not decrease, (viii) our key medical customer will not reduce expected orders, (ix) the effect that the banking crisis and the slowdown in the capital markets and securities offerings will have on our ability to raise capital, and (x) those other risks described in “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and throughout this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,695	$2,195
Accounts receivable, net	6,059	5,502
Accrued revenue	2,486	2,479
Note receivable, related party	119	1,242
Inventories	8,133	7,695
Prepaid expenses and other current assets	663	625
TOTAL CURRENT ASSETS	19,155	19,738

Intangible assets, net	3,340	3,476
Goodwill	8,863	9,054
Property and equipment, net	1,923	2,240
Right-of-use assets	3,425	3,940
Other assets	506	506
TOTAL ASSETS	$37,212	$38,954

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,205	$6,913
Senior secured convertible notes	2,317	—
Notes payable	1,852	1,797
Notes payable, related parties	100	—
Warrant liabilities	522	—
Operating lease liability, current	860	1,067
Other current liabilities	4,326	4,254
TOTAL CURRENT LIABILITIES	16,182	14,031

LONG TERM LIABILITIES
Operating lease liability, non-current	2,660	3,014
Notes payable	257	322
Senior secured convertible notes, related party	10,070	10,008
Other liabilities	368	238
TOTAL LIABILITIES	29,537	27,613

STOCKHOLDERS' EQUITY
Preferred stock; no par value; Authorized - 1,000,000 shares
Series F Preferred Stock, 520 shares designated; 515 shares issued and outstanding at June 30, 2023 and December 31, 2022 (liquidation preference of $12,870 at June 30, 2023 and December 31, 2022)	$4,990	$4,990
Common Stock; no par value; 100,000,000 shares authorized, 5,931,582 shares issued and outstanding at June 30, 2023; 13,333,333 shares authorized, 5,931,582 shares issued and outstanding at December 31, 2022	36,208	35,141
Accumulated deficit	(32,834)	(27,726)
Accumulated other comprehensive loss	(1,457)	(1,779)
TOTAL STOCKHOLDERS' EQUITY	6,907	10,626

Non-controlling interest	768	715
TOTAL STOCKHOLDERS' EQUITY	7,675	11,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,212	$38,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$8,778	$6,504	$17,501	$13,748
Cost of revenues	6,298	4,817	12,858	9,568
Gross profit	2,480	1,687	4,643	4,180
Operating expenses
General and administrative	2,428	2,500	7,116	4,697
Research and development	719	425	1,442	914
Selling and marketing	479	320	1,022	618
Total operating expenses	3,626	3,245	9,580	6,229
Loss from continuing operations	(1,146)	(1,558)	(4,937)	(2,049)
Other (expense) income
Interest (expense) income, related party	—	1	—	(11)
Interest expense	(395)	(397)	(564)	(464)
Change in fair value of senior secured convertible notes, related party	(628)	—	(62)	—
Change in fair value of warrants issued with senior secured convertible notes	212	—	1,008	—
Change in fair value of senior secured convertible notes and warrant liabilities	(656)	—	(513)	—
Other income (expense)	—	12	(2)	72
Total other (expense) income, net	(1,467)	(384)	(133)	(403)
Loss from continuing operations before income taxes	(2,613)	(1,942)	(5,070)	(2,452)
Income tax benefit (provision)	8	(7)	15	(7)
Net loss	(2,605)	(1,949)	(5,055)	(2,459)
Net loss (gain) attributable to non-controlling interest	(39)	322	(53)	335
Net loss attributable to common stockholders	$(2,644)	$(1,627)	$(5,108)	$(2,124)

Net loss per common share, basic and diluted	$(0.45)	$(0.56)	$(0.86)	$(0.73)

Weighted average common shares outstanding, basic and diluted	5,932	2,920	5,932	2,920

Comprehensive loss
Loss available to common stockholders	$(2,644)	$(1,627)	$(5,108)	$(2,124)
Foreign currency translation adjustments	135	(1,216)	322	(1,607)
Total comprehensive loss	$(2,509)	$(2,843)	$(4,786)	$(3,731)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three and Six Months Ended June 30, 2023

(In thousands except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at April 1, 2023	515	$4,990	5,931,582	$36,106	$(30,190)	$(1,592)	$729	$10,043
Stock-based compensation	—	—	—	102	—	—	—	102
Net loss	—	—	—	—	(2,644)	—	—	(2,644)
Foreign currency translation adjustments	—	—	—	—	—	135	—	135
Net loss attributable to non-controlling interest	—	—	—	—	—	—	39	39
Balance at June 30, 2023	515	$4,990	5,931,582	$36,208	$(32,834)	$(1,457)	$768	$7,675

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at January 1, 2023	515	$4,990	5,931,582	$35,141	$(27,726)	$(1,779)	$715	$11,341
Stock-based compensation	—	—	—	209	—	—	—	209
Warrant issued in relation to debt financing	—	—	—	858	—	—	—	858
Net loss	—	—	—	—	(5,108)	—	—	(5,108)
Foreign currency translation adjustments	—	—	—	—	—	322	—	322
Net loss attributable to non-controlling interest	—	—	—	—	—	—	53	53
Balance at June 30, 2023	515	$4,990	5,931,582	$36,208	$(32,834)	$(1,457)	$768	$7,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three and Six Months Ended June 30, 2022

(In thousands except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at April 1, 2022	515	$4,990	2,920,085	$27,240	$(10,485)	$(631)	$1,043	$22,157
Stock-based compensation	—	—	—	42	—	—	—	42
Capital contribution from parent	—	—	—	688	—	—	—	688
Net loss	—	—	—	—	(1,627)	—	—	(1,627)
Foreign currency translation adjustments	—	—	—	—	—	(1,216)	—	(1,216)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(322)	(322)
Balance at June 30, 2022	515	$4,990	2,920,085	$27,970	$(12,112)	$(1,847)	$721	$19,722

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at January 1, 2022	515	$4,990	2,920,085	$26,682	$(9,988)	$(240)	$1,056	$22,500
Stock-based compensation	—	—	—	83	—	—	—	83
Capital contribution from parent	—	—	—	1,205	—	—	—	1,205
Net loss (income)	—	—	—	—	(2,124)	—	—	(2,124)
Foreign currency translation adjustments	—	—	—	—	—	(1,607)	—	(1,607)
Net income attributable to non-controlling interest	—	—	—	—	—	—	(335)	(335)
Balance at June 30, 2022	515	$4,990	2,920,085	$27,970	$(12,112)	$(1,847)	$721	$19,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(5,055)	$(2,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	384	360
Amortization of intangibles	145	158
Amortization of right-of-use assets	581	276
Change in fair value of senior secured convertible notes, related party	62	—
Change in fair value of senior secured convertible notes	513	—
Change in fair value of warrants issued with senior secured convertible notes	(1,008)	—
Grant income	—	(73)
Increase in capital contribution from parent for corporate overhead	—	820
Stock-based compensation	209	83
Compensation warrant issued in connection with senior secured convertible notes	858	—
Offering costs in connection with senior secured convertible notes	653	—
Changes in operating assets and liabilities:
Accounts receivable	(638)	(1,479)
Accrued revenue	(114)	(159)
Inventories	(367)	(1,097)
Prepaid expenses and other current assets	(30)	(89)
Other assets	—	52
Accounts payable and accrued expenses	(551)	2,005
Accounts payable, related parties	—	(53)
Other current liabilities	111	(139)
Short term advances, related parties	—	1,247
Other non-current liabilities	113	—
Lease liabilities	(628)	(264)
Net cash used in operating activities	(4,762)	(811)

Cash flows from investing activities:
Purchase of property and equipment	(91)	(285)
Net cash used in investing activities	(91)	(285)

Cash flows from financing activities:
Capital contribution from parent	—	385
Proceeds from note receivable, related party	1,125	—
Proceeds from notes payable, related parties	100	—
Proceeds from senior secured convertible notes, net of issuance costs	2,901	—
Proceeds from notes payable	—	1,062
Payments on notes payable	(151)	—
Net cash provided by financing activities	3,975	1,447
Effects of exchange rate changes on cash and cash equivalents	378	(264)
Net increase/(decrease) in cash and cash equivalents	(500)	87
Cash and cash equivalents at beginning of period	2,195	1,599
Cash and cash equivalents at end of period	$1,695	$1,686

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$442	$49

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Giga-tronics Incorporated (“GIGA”), doing business as Gresham Worldwide, through its subsidiaries (collectively, the “Company”), designs, manufactures and distributes specialized electronics equipment, automated test solutions, power electronics, supply and distribution solutions, as well as radio, microwave and millimeter wave communication systems and components for a variety of applications with a focus on the global defense industry. GIGA also offers bespoke technology solutions for mission critical applications in the medical, industrial, transportation and telecommunications markets.

GIGA has two subsidiaries Microsource Inc. (“Microsource”) and Gresham Holdings, Inc. (formerly known as Gresham Worldwide, Inc.) (“GWW”). GIGA manages its acquired operations through its wholly owned subsidiary GWW. GIGA is a majority owned subsidiary of AAI Holdings, Inc., a Delaware corporation (“AAI”) and currently operates as an operating segment of AAI. GWW has three wholly-owned subsidiaries, Gresham Power Electronics Ltd. (“Gresham Power”), Relec Electronics Ltd. (“Relec”), and Enertec Systems 2001 Ltd. (“Enertec”), and one majority owned subsidiary, Microphase Corporation (“Microphase”). GIGA manufactures specialized electronic equipment for use in military test and airborne operational applications. Our operations consist of three business segments:

•
Radio Frequency (”RF”) Solutions (”RF Solutions”) – consists of Microphase which is located in Connecticut. Microphase designs and manufactures custom microwave products for military applications and generates revenue primarily through sole-source production contracts for custom engineered components and RADAR filters.
•
Power Electronics & Displays – consists of two subsidiaries, namely Gresham Power and Relec located in the United Kingdom which primarily produce power conversion systems.
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

Our primary sources of liquidity have historically been funded by our parent company, AAI. We recently received $285,000 from AAI and expect to enter into a $500,000 12% demand note with Ault Lending, its subsidiary (the “Demand Note”) , which will include the $285,000. This Demand Note will be secured but subordinated to the $3.3 million notes due October 6, 2023. Beyond the Demand Note, we expect AAI will cease funding the Company in the near future. Without the availability of other working capital from AAI, unless we are successful in securing additional financing from third parties, we believe that we will not have sufficient cash to meet our needs over the next 12 months. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases, accounts payable, and inventory purchase commitments.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2023. The condensed consolidated balance sheet as of December 31, 2022 included in this report was derived from the Company’s audited 2022 financial statements contained in the above referenced 2022 Annual Report. Results of the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Basis of Presentation

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2022 Annual Report.

Principles of Consolidation

On September 8, 2022, the Company acquired GWW in a share exchange (the “Business Combination”). The Business Combination was accounted for as a reverse recapitalization with GWW being the accounting acquirer and GIGA being the acquired company for accounting purposes. All historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of GWW and its wholly owned and majority owned subsidiaries. The unaudited condensed consolidated financial statements after completion of the Business Combination include the assets and liabilities and operations of GIGA and its subsidiaries from the Closing Date of the Business Combination. All intercompany transactions and balances have been eliminated. The shares and net loss per common share prior to the merger have been retroactively restated to reflect the share exchange ratio established in the merger.

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
Note 4. Revenue Disaggregation

The Company’s disaggregated revenues are comprised of the following (In thousands):

	Three Months Ended		Six Months Ended
Category	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Primary Geographical Markets
North America	$2,964	$1,111	$5,348	$2,622
Europe	2,258	2,239	5,021	4,719
Middle East and other	3,556	3,154	7,132	6,407
Total revenue	$8,778	$6,504	$17,501	$13,748

Major Goods
RF/microwave filters	$1,972	$560	$3,219	$2,071
Detector logarithmic video amplifiers	205	692	$749	692
Power supply units and systems	1,629	2,307	$4,016	4,786
Healthcare diagnostic systems	1,117	1,748	$2,326	1,992
Defense systems	3,855	1,197	$7,191	4,207
Total revenue	$8,778	$6,504	$17,501	$13,748

Timing of Revenue Recognition
Goods transferred at a point in time	$4,729	$3,603	$9,831	$7,114
Services transferred over time	4,049	2,901	7,670	6,634
Total revenue	$8,778	$6,504	$17,501	$13,748

Note 5. Note receivable, related party

The following table summarizes the changes in the Company’s note receivable, related party for the three and six months ended June 30, 2023 (In thousands):

Description	Note receivable, related party
Balance as of April 1, 2023	$942
Receipts during the period	(823)
Balance as of June 30, 2023	$119

Note receivable, related party
Balance as of January 1, 2023	$1,242
Receipts during the period	(1,123)
Balance as of June 30, 2023	$119

Note 6. Inventories, net

Inventories, net, are comprised of the following (In thousands):

Category	June 30, 2023	December 31, 2022
Raw materials	$2,752	$2,758
Work-in-progress	3,685	3,186
Finished goods	1,696	1,751
Total	$8,133	$7,695

Note 7. Property and Equipment, net

Property and Equipment, net, are comprised of the following (In thousands):

Category	June 30, 2023	December 31, 2022
Machinery and equipment	$6,927	$6,912
Computer, software and related equipment	1,895	1,858
Leasehold improvements and office equipment	2,210	2,148
Total	11,032	10,918
Less: accumulated depreciation and amortization	(9,109)	(8,678)
Property and equipment, net	$1,923	$2,240

Depreciation expense related to property and equipment was $202,000 and $219,000 for the three months ended June 30, 2023 and 2022, respectively, and $384,000 and $360,000 for the six months ended June 30, 2023 and 2022, respectively

Note 8. Intangible Assets, net

Intangible assets, net, are comprised of the following (In thousands):

Category	Useful life	June 30, 2023	December 31, 2022
Trademark	Indefinite life	$1,513	$1,493
Customer list	10-14 years	3,758	3,825
Total		5,271	5,318
Less: accumulated depreciation and amortization		(1,931)	(1,842)
Intangible assets, net		$3,340	$3,476

Intangible assets amortization expense was $72,000 and $79,000 for the three months ended June 30, 2023 and 2022, respectively, and $145,000 and $158,000, for the six months ended June 30, 2023 and 2022, respectively.

The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter (In thousands):

Fiscal Year	June 30, 2023
2023 (remainder)	$147
2024	294
2025	294
2026	294
2027	294
2028	204
Thereafter	300
$1,827

Note 9. Goodwill

The following table summarizes the changes in the Company’s goodwill for the three and six months ended June 30, 2023 (In thousands):

Description	Goodwill
Balance as of April 1, 2023	$8,948
Effect of exchange rate changes	(85)
Balance as of June 30, 2023	$8,863

Goodwill
Balance as of January 1, 2023	$9,054
Effect of exchange rate changes	(191)
Balance as of June 30, 2023	$8,863

Note 10. Other Current Liabilities

Other current liabilities, are comprised of the following (In thousands):

Category	June 30, 2023	December 31, 2022
Accrued payroll and payroll taxes	$2,227	$2,401
Deferred revenue	853	1,028
Other accrued expense	1,246	825
Other current liabilities	$4,326	$4,254

Note 11. Leases

Operating leases

We have operating leases for office space. Our leases have remaining lease terms from 2 months to 8 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The components of lease expenses for the three and six months ended June 30, 2023 and 2022 were as follow (In thousands):

Description	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$352	$273	$708	$535

Supplemental unaudited condensed consolidated balance sheet information related to operating leases was as follows:

Six Months Ended
June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (In thousands)	$761
Right-of-use assets obtained in exchange of new operating lease liabilities (In thousands)	$151
Weighted-average remaining lease term - operating leases	5.5 years
Weighted-average discount rate - operating leases	10.0%

Maturity of lease liabilities under our non-cancellable operating leases as of June 30, 2023 are as follow (In thousands):

Fiscal Year	Operating leases
2023 (remaining)	$585
2024	932
2025	770
2026	509
2027	357
2028	357
Thereafter	760
Total future minimum lease payments	4,270
Less: imputed interest	(750)
Present value of lease liabilities	$3,520

Note 12. Fair value of financial instruments

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows (In thousands):

	Fair value measurement on a recurring basis at reporting date using (1)
	Level 1	Level 2	Level 3	Total
Balance at June 30, 2023
Senior Secured Convertible Note (2), related party	$—	$—	$3,964	$3,964
Senior Secured Convertible Note (3), related party	—	—	6,106	6,106
Senior Secured Convertible Note	—	—	2,317	2,317
Warrant liability	—	—	522	522
Total liabilities measured at fair value	$—	$—	$12,909	$12,909
Balance at December 31, 2022
Senior Secured Convertible Note (2), related party	$—	$—	$3,940	$3,940
Senior Secured Convertible Note (3), related party	—	—	6,068	6,068
Total liabilities measured at fair value	$—	$—	$10,008	$10,008

1 There were no transfers between the respective Levels during the three and six month period ended June 30, 2023 and the year ended December 31, 2022.

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

Below are the changes to level 3 measured liabilities (In thousands):

Level 3 measured
liabilities
Fair value at December 31, 2022	$10,008
Fair value of senior secured convertible notes issued	1,803
Fair value of warrants issued with senior secured convertible notes	1,530
Change in fair value	(432)
Fair value at June 30, 2023	$12,909

Note 13. Senior Secured Convertible Notes and Warrants

On January 11, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) pursuant to which the Company issued $3.3 million 10% original issue discount Senior Secured Convertible Notes (the “Notes”) and five-year common stock purchase warrants, for total gross proceeds of $3,000,000.

Senior Secured Convertible Notes

Notes payable at June 30, 2023 and December 31, 2022, were comprised of the following (In thousands):

Fair value	Total
Balance as of December 31, 2022	$—
Issuance of Senior Secured Convertible Notes at January 11, 2023	1,803
Change in fair value of Senior Secured Convertible Notes	(143)
Balance as of March 31, 2023	$1,660
Change in fair value of Senior Secured Convertible Notes	657
Balance as of June 30, 2023	$2,317

The Notes are secured by the assets of the Company pursuant to a Security Agreement entered into for such purpose, and are senior to the indebtedness payable to AAI and Ault Lending, pursuant to a Subordination Agreement entered into in connection with the SPA.

The Notes mature on the earlier of (i) October 6, 2023, or (ii) completion of an uplisting to a national securities exchange (an “Uplist Transaction”). The Uplist Transaction will not occur by the maturity date of the Notes.

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

The Company ascribed following probabilities to five possible scenarios:

	June 30, 2023		January 11, 2023
Scenario description	Estimated probability	Estimated date	Estimated probability	Estimated date
Uplist transaction	—%	September 30, 2023	60.0%	June 30, 2023
Held to maturity	45.0%	October 6, 2023	10.0%	October 6, 2023
Change of control	5.0%	September 30, 2023	5.0%	September 30, 2023
Default	25.0%	October 6, 2023	—%	N/A
Dissolution	25.0%	October 6, 2023	25.0%	October 6, 2023
Total	100.0%		100.0%

Based on these estimates, the Company arrived at the fair value of the Notes liability as shown below:

Senior Secured Convertible Notes:	June 30, 2023	January 11, 2023
Fair value (In thousands)	$2,317	$1,803
Face value principle payment (In thousands)	$3,333	$3,333
Face value at premium (In thousands)	$4,166	$4,166
Conversion price	$0.25	$0.78
Maturity date	October 6, 2023	October 6, 2023
Interest rate	6.00%	6.00%
Default interest rate	18.00%	18.00%
Discount rate	97.50%	94.00%
Valuation technique	PWERM	PWERM

Warrants

The Warrants entitle the holders to purchase a total of 1,666,666 shares of common stock for a five-year period from issuance, at an exercise price determined as follows: (i) beginning on the issuance date and for a period of 90 days thereafter, $0.78, (ii) if the Uplist Transaction has occurred as of the date of exercise, the lower of (A) $0.78 and (B) 110% of the per share offering price to the public in the Uplist Transaction, and (iii) if neither of (i) and (ii) apply, the lower of (A) $0.78 and (B) 90% of the lowest VWAP for the 10 trading days prior to the date of the exercise, subject to adjustment including downward adjustment upon any dilutive issuance of securities. If the Uplist Transaction is not completed prior to the maturity date of the Notes, the number of shares of common stock that may be purchased upon exercise of the Warrants will be doubled, without an adjustment to the exercise price. On October 6, 2023, GIGA will be required to double these Warrants since the Uplist Transaction will not occur by that date. As of the date of this Report, the Company has not filed any application to list its common stock on a national securities exchange.

The Warrants are liability classified and the Company performed a fair value analysis as shown below:

Warrant liability, current:	June 30, 2023	January 11, 2023
Fair value (In thousands)	$522	$1,530
Number of warrants	1,666,667	1,666,667
Closing price (OTCB: GIGA)	$0.31	$0.80
Volatility	145.70%	133.60%
Risk-free discount rate	4.22%	3.72%
Term	5 years	5 years
Expiration date	January 11, 2028	January 11, 2028
Valuation technique	Monte Carlo simulation	Monte Carlo simulation

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

January 11, 2023
Fair value (In thousands)	$858
Number of warrants	1,200,000
Closing price (OTCB: GIGA)	$0.80
Volatility	133.6%
Risk-free discount rate	3.72%
Contractual term in years	5 years
Expiration date	January 11, 2028
Valuation technique	Monte Carlo simulation

Note 14. Notes Payable

Notes payable at June 30, 2023 and December 31, 2022, were comprised of the following (In thousands):

	Due date	Weighted Average Interest rate	June 30, 2023	December 31, 2022
Bank credit	Renewed every month	6.8%	$1,765	$1,623
Other notes payable	Paid monthly	11.9%	344	425
Financed receivables		8.5%	—	71
Total notes payable			$2,109	$2,119
Less: current portion			1,852	1,797
Notes payable - long-term portion			$257	$322

Note 15. Senior Secured Convertible Notes, Related Party

The following table summarizes the changes in the Senior secured convertible notes, related party for the three months and six months ended June 30, 2023 (In thousands):

	Senior Secured	Senior Secured
	Convertible Note (2)	Convertible Note (3)	Total
Fair value at December 31, 2022	$3,940	$6,068	$10,008
Change in fair value of senior secured convertible notes, related party	(223)	(343)	(566)
Balance at March 31, 2023	3,717	5,725	9,442
Change in fair value of senior secured convertible notes, related party	247	381	628
Balance at June 30, 2023	$3,964	$6,106	$10,070

The change of $628,000 in the fair value of the Senior secured convertible notes as of June 30, 2023 compared to March 31, 2023 was recorded as an expense in fair value of senior secured convertible notes and warrant liabilities within Other (expense) income on the unaudited condensed consolidated statement of operations.

The significant assumptions associated with the fair value of the Notes payable, related party as of the dates indicated, are as follows:

	June 30, 2023	December 31, 2022
Face value principle payment (In thousands)	$11,133	$11,133
Conversion Price	$0.78	$0.78
Maturity Date	December 31, 2024	December 31, 2024
Interest rate	10.00%	10.00%
Discount rate	24.50%	27.30%
Valuation technique	PWERM	PWERM
Fair Value (In thousands)	$10,070	$10,008

Note 16. Related Party Transactions

Allocation of General Corporate Expenses

AAI allocated the general corporate expense as shown in the table below for the periods indicated (In thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
General and administrative expense	$—	$480	$—	$820

Net Transfers From AAI

The Company received funding from AAI to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses, the Company received $0 and $400,000 from AAI for the six months ended June 30, 2023 and 2022, respectively.

Note 17. Stock-based Compensation

The stock-based compensation expense included in net loss for the three and six months ended June 30, 2023 and 2022 were as follows (In thousands):

Description	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
General and administrative expense	$103	$42	$209	$83

As of June 30, 2023, there was $511,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements expected to be recognized over a weighted average period of 0.9 years.

Note 18. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the US, Europe and Israel. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company have determined to be doubtful of collection.

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	Three Months Ended		Three Months Ended
Segment	June 30, 2023	% of Total Revenue	June 30, 2022	% of Total Revenue
Customer A	$2,239	26%	$1,586	24%
Customer B	$1,152	13%	$822	13%
Customer C	$718	8%	$815	13%

	Six Months Ended		Six Months Ended
Segment	June 30, 2023	% of Total Revenue	June 30, 2022	% of Total Revenue
Customer A	$4,308	25%	$4,091	30%
Customer B	$2,220	13%	$1,581	12%
Customer C	$1,590	9%	$1,239	9%

Note 19. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by weighted average number of common shares outstanding for the period (excluding outstanding stock options). Diluted net loss per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (In thousands except share data):

	Three Months Ended
	June 30, 2023	June 30, 2022
Numerator
Net loss attributable to common stockholders	$(2,644)	$(1,627)
Denominator
Basic weighted average shares outstanding	5,932	2,920
Effect of dilutive securities	—	—
Diluted weighted-average shares	5,932	2,920

Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.56)

	Six Months Ended
	June 30, 2023	June 30, 2022
Numerator
Net loss attributable to common stockholders	$(5,108)	$(2,124)
Denominator
Basic weighted average shares outstanding	5,932	2,920
Effect of dilutive securities	—	—
Diluted weighted-average shares	5,932	2,920

Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(0.73)

For the three month periods ended June 30, 2023 and 2022, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the period indicated:

Anti-dilutive securities	June 30, 2023
Common shares issuable upon exercise of stock options	761
Common shares issuable on conversion of series F preferred stock	3,960
Common shares issuable upon exercise of warrants	6,833
Restricted stock awards	250
Common shares issuable upon conversion of senior secured convertible notes	57,864
Total	69,668

Note 20. Commitments and Contingencies

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated. As of June 30, 2023, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued.

Bank Guarantee

As of June 30, 2023 and December 31, 2022, Enertec’s guarantees balance was $4.4 million and $3.6 million, respectively for project implementation fees which are released upon delivery of the project products to the customer.

Note 21. Segment Information

The Company has three reportable segments as of June 30, 2023. Prior to the Business Combination, GWW operated as two operating segments but aggregated its results into one reportable segment based on similarity in economic characteristics, other qualitative factors and the objectives and principals of Accounting Standards Codification 280, Segment Reporting.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the three months and six months ended June 30, 2023 and 2022 (In thousands):

	Three Month Period Ended June 30, 2023				Three Month Period Ended June 30, 2022
Description	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total
Revenue	$4,187	$2,414	$2,177	$8,778	$2,945	$2,307	$1,252	$6,504
Cost of revenue	3,411	1,631	1,256	6,298	2,117	1,569	1,131	4,817
Gross profit	776	783	921	2,480	828	738	121	1,687
Operating expenses	1,681	894	1,051	3,626	1,198	1,183	864	3,245
Other income (expense), net and income tax benefit (provision)	642	443	382	1,467	314	(20)	90	384
Loss from continuing operations before income taxes	$(1,547)	$(554)	$(512)	$(2,613)	$(684)	$(425)	$(833)	$(1,942)
Assets (at period end)	$18,916	$7,678	$10,618	$37,212	$15,683	$7,094	$9,320	$32,097

	Six Month Period Ended June 30, 2023				Six Month Period Ended June 30, 2022
Description	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total
Revenue	$8,128	$5,405	$3,968	$17,501	$6,199	$4,786	$2,763	$13,748
Cost of revenue	6,621	3,743	2,494	12,858	4,433	3,163	1,972	9,568
Gross profit	1,507	1,662	1,474	4,643	1,766	1,623	791	4,180
Operating expenses	4,472	2,576	2,532	9,580	2,315	2,211	1,703	6,229
Other income (expense), net and income tax benefit (provision)	82	(145)	196	133	338	(35)	100	403
Loss from continuing operations before income taxes	$(3,047)	$(769)	$(1,254)	$(5,070)	$(887)	$(553)	$(1,012)	$(2,452)
Assets (at period end)	$18,916	$7,678	$10,618	$37,212	$15,683	$7,094	$9,320	$32,097

Note 22. Consolidated Proforma Unaudited Financial Statements

The following unaudited proforma combined financial information is based on the historical financial statements of the Company and Giga-tronics and subsidiaries after giving effect to the Company’s acquisition of the companies as if the acquisition occurred on January 1, 2022.

The following unaudited proforma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2022, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated proforma results of operations for the three and six months ended June 30, 2022, as if the acquisition occurred on January 1, 2022.

Proforma, unaudited (In thousands)
Three months ended June 30, 2022	Gresham Worldwide, Inc.	Giga-tronics	Proforma Adjustments	Proforma Unaudited
Net sales	$6,504	$1,930	$—	$8,434
Cost of sales	4,817	1,516	—	6,333
Operating expenses	3,245	1,624	—	4,869
Other income (expense)	(384)	(36)	—	(420)
Income tax provision	(7)	—	—	(7)
Net loss attributable to non-controlling interest	(322)	—	—	(322)
Deemed dividend on Series E preferred stock	—	(2)		(2)
Net loss attributable to common stockholders	$(1,627)	$(1,248)	$—	$(2,875)

Proforma, unaudited (In thousands)
Six months ended June 30, 2022	Gresham Worldwide, Inc.	Giga-tronics	Proforma Adjustments	Proforma Unaudited
Net sales	$13,748	$3,366	$—	$17,114
Cost of sales	9,568	2,552	—	12,120
Operating expenses	6,229	3,179	—	9,408
Other income (expense)	(403)	(53)	—	(456)
Income tax provision	(7)	—	—	(7)
Net loss attributable to non-controlling interest	(335)	0	—	(335)
Deemed dividend on Series E preferred stock	—	(4)		(4)
Net loss attributable to common stockholders	$(2,124)	$(2,422)	$—	$(4,546)

Note 23. Subsequent Events

The Company received $285,000 from Ault Lending as a loan (see Note 2. Liquidity and Financial Condition).

The Company also received from AAI the remaining outstanding balance of $119,000 of the note receivable, related party.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company manufactures specialized electronic equipment for use in military test and airborne operational applications. Our operations consist of three business segments, the “Precision Electronic Solutions” group, the “Power Electronics & Displays” group, and the “RF Solutions” group. The RF Solutions group consists of Microphase located in Connecticut. The group designs and manufactures custom microwave products for military applications in the air, on land and at sea and generates revenue mostly through development and production contracts for RF filters, detectors, amplifiers and other purpose-built components. Microphase produces fixed filters for the F-35 aircraft, shipboard applications and jammer systems to counter improvised explosive devices on land and produces log-video amplifiers for European military aircraft as well as for the US Air Force B1B bomber. The engineering of each RF device variant is typically funded to meet military specifications through the respective US or European prime contractors.

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

Microsource, which is part of the Precision Electronic Solutions group, develops and manufactures sophisticated RADAR filters used in fighter aircraft and radar-controlled weapons systems. Microsource’s primary business is the production of Ytrium-Iron-Garnet (“YIG”) based microwave components designed for a specific customer’s intended operational application. Microsource produces a line of tunable, synthesized band reject filters for solving interference problems in RADAR/EW applications as well as low noise oscillators used on shipboard and land-based self-protection systems. Microsource designs components based upon the Company’s proprietary YIG technology, for each customer’s unique requirement, generally at the customer’s expense. The Giga-tronics Division including Microsource recently executed a Reduction in Force (”RIF”) due to its low backlog and near term revenue forecasts.

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

Recent Trends and Uncertainties

We are in the process of aggressively managing our cash flow and reducing our expenses. As part of this endeavor, in January-February 2023 we implemented a RIF which is expected to save approximately $1.7 million over the next 12 months. We believe that the RIF will not affect our production capabilities, nor will it affect our accounting capabilities.

The Company filed an S-1 Registration Statement, as amended (the “Form S-1”), to allow AAI to spin-off its GIGA equity to its shareholders. The Form S-1 also covers the common stock issuable upon conversion of all existing convertible notes and the warrants issued to the lenders.

Critical Accounting Policies and Estimates

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” for a discussion of our critical accounting policies. During the six months ended June 30, 2023, there were no material changes to these policies, other than as disclosed in Note 3. Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. While we believe that these accounting policies and estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates and forecasts.

Results of Operations

Bookings*

New orders by reporting segment are as follows for the respective periods (In thousands):

	Three Months Ended
Segment	June 30, 2023	June 30, 2022	$ Change	% Change
Precision Electronic Solutions	$5,512	$2,519	$2,993	119%
Power Electronics & Displays	2,060	3,442	(1,382)	(40)%
RF Solutions	2,555	1,612	943	58%
Total	$10,127	$7,573	$2,554	34%

	Six Months Ended
Segment	June 30, 2023	June 30, 2022	$ Change	% Change
Precision Electronic Solutions	$8,144	$6,405	$1,739	27%
Power Electronics & Displays	3,874	6,852	(2,978)	(43)%
RF Solutions	3,387	3,551	(164)	(5)%
Total	$15,405	$16,808	$(1,403)	(8)%

.

*Bookings represent new orders received in the quarter

New orders booked in the three months ended June 30, 2023 increased by 34% to $10.1 million from $7.6 million for the three months ended June 30, 2022. Bookings for the Precision Electronic Solutions group increased by 119% to $5.5 million for the three months ended June 30, 2023 from $2.5 million for the three months ended June 30, 2022. The Precision Electronic Solutions group generates the majority of its business from a large defense contractor with orders fluctuating from quarter to quarter. The Power Electronics & Displays group experienced a 40% decline in bookings to $2.1 million during the first three months of 2023, primarily due to a decrease of $1.3 million in defense orders at Gresham Power which in the six month period ended June 30, 2022 benefited after the COVID-19 crisis from the reopening of shipyards and the revival of Royal Navy shipbuilding programs. The RF solutions group experienced an increase in bookings in the three month period ended June 30, 2023 of 58% to $2.6 million. The increase in bookings was primarily due to two large orders for video products from two prime contractors.

New orders for the six months ended June 30, 2023 decreased by 8% to $15.4 million from $16.8 million for the six months ended June 30, 2022. The Precision Electronics Solutions group achieved a 27% increase in bookings for the six months ended June 30, 2023 primarily due to the Business Combination. For the six months ended June 2023, bookings of the Power Electronics & Displays group declined by 43% to $3.9 million primarily due to a decrease of $2.1 million in bookings by the Gresham Power subsidiary as explained above. In the six month period ended June 30, 2022 Gresham Power benefited from the reopening of shipyards after the COVID-19 crisis from the reopening of shipyards and the revival of Royal Navy shipbuilding programs. The RF Solutions group had a small decline in bookings of 5% in the six month period ended June 30, 2023, which was primarily due to a delay of receiving a very large order for smart filters from a US prime contractor.

Backlog**

The following table shows order backlog and related information at the end of the respective periods (In thousands):

	As of
Segment	June 30, 2023	June 30, 2022	$ Change	% Change
Precision Electronic Solutions	$10,768	$9,732	$1,036	11%
Power Electronics & Displays	7,664	9,067	(1,403)	(15)%
RF Solutions	9,544	10,386	(842)	(8)%
Total	$27,976	$29,185	$(1,209)	(4)%

**Backlog represents orders to be fulfilled including bookings prior to the quarter ended June 30, 2023

Backlog as of June 30, 2023 decreased by 4% compared to June 30, 2022 primarily due to a 35% increase in shipments as shown below.

Revenue

The allocation of net revenue was as follows for the periods shown (In thousands):

	Three Months Ended
Segment	June 30, 2023	June 30, 2022	$ Change	% Change
Precision Electronic Solutions	$4,187	$2,945	$1,242	42%
Power Electronics & Displays	2,414	2,307	107	5%
RF Solutions	2,177	1,252	925	74%
Total	$8,778	$6,504	$2,274	35%

	Six Months Ended
Segment	June 30, 2023	June 30, 2022	$ Change	% Change
Precision Electronic Solutions	$8,128	$6,200	$1,928	31%
Power Electronics & Displays	5,405	4,786	619	13%
RF Solutions	3,968	2,762	1,206	44%
Total	$17,501	$13,748	$3,753	27%

For the three month period ended June 30, 2023 revenue increased by 35% to $8.8 million from $6.5 million in the prior year period. The Precision Electronic Solutions group generated net revenue of $4.2 million during the three month period ended June 30, 2023, a 42% increase from the three month period ended June 30, 2022. The increase was primarily due to increased deliveries of precision medical equipment and the addition of $715,000 of GIGA revenue which was not included in the three month period ended June 30, 2022. The Power Electronics & Displays group increased revenue by 5% to $2.4 million primarily due to a 48% increase in shipments by Gresham Power caused by the completion of a large fixed price contract. The RF solutions group increased revenue by 74% to $2.2 million in the three month period ended June 30, 2023 primarily due to improvements in the supply chain.

For the six month period ended June 30, 2023 revenue increased by 27% to $17.5 million from $13.8 million in the prior year period. Revenue increased 31% for the Precision Electronic Solutions group primarily due to increased deliveries of precision medical equipment and the addition of $1.1 million of GIGA revenue which was not included in the six month period ended June 30, 2022. Revenue increased 13% for the Power Electronics & Displays group during the six month period ended June 30, 2023 to $5.4 million from $4.8 million in the prior year period. The growth was primarily due to RELEC fulfilling several large orders and Gresham Power completing delivery of power systems for a large military contract. The RF solutions group increased revenue by 44% from $2.8 million during the six month period ended June 30, 2022 to $ 4.0 million during the six month period ended June 30, 2023. Improved supply chain delivery, increased shipments of video products and a new major filter production order provided the primary reasons for the increase in revenue.

Cost of revenue and gross profit were as follows for the periods shown (In thousands):

	Three Months Ended		Three Months Ended
Segment	June 30, 2023	% of Segment Revenue	June 30, 2022	% of Segment Revenue
Precision Electronic Solutions	$3,411	81%	$2,117	72%
Power Electronics & Displays	1,631	68%	1,569	68%
RF Solutions	1,256	58%	1,131	90%
Total cost of revenue	$6,298	72%	$4,817	74%
.
Gross profit	$2,480	28%	$1,687	26%

	Six Months Ended		Six Months Ended
Segment	June 30, 2023	% of Segment Revenue	June 30, 2022	% of Segment Revenue
Precision Electronic Solutions	$6,621	81%	$4,433	71%
Power Electronics & Displays	3,743	69%	$3,162	66%
RF Solutions	2,494	63%	$1,973	71%
Total cost of revenue	$12,858	73%	$9,568	70%
.
Gross profit	$4,643	27%	$4,180	30%

Gross profits for the three month period ended June 30, 2023 increased by $793,000 or 47% to $2.5 million from $1.7 million in the three month period ended June 30, 2022. Cost of revenue as a percentage of segment revenue increased by 9% for the Precision Electronic Solutions group due to low revenues of the Giga-tronics group and the associated absorption of manufacturing overhead expenses. The gross margins of the

Power Electronics & Displays group was unchanged at 32% of its revenue. The RF solutions group recognized a 32% decrease in its cost of revenues as a percentage of segment revenue primarily due to lower material costs and higher volume of shipments.

For the six month period ended June 30, 2023 gross profits increased by $463,000 over the six month period ended June 30, 2022. Cost of revenue as a percentage of segment revenue increased by 10% for the Precision Electronic Solutions group due to low revenues of the Giga-tronics group and the associated absorption of manufacturing overhead expenses. The cost of revenue for the Power Electronics & Displays group increased by 3% due to the completion of a large government contract in the first quarter 2023 which incurred major overrun charges. The RF solutions group recognized an 8% decrease in its cost of revenues as a percentage of segment revenue primarily due to lower material costs.

Operating expenses were as follows for the periods shown (In thousands):

	Three Months Ended
Segment	June 30, 2023	June 30, 2022	$ Change	% Change
Research and development	$719	$425	$294	69%
Selling and marketing and general and administrative	2,907	2,820	87	3%
Total	$3,626	$3,245	$381	12%

	Six Months Ended
Segment	June 30, 2023	June 30, 2022	$ Change	% Change
Research and development	$1,442	$914	$528	58%
Selling and marketing and general and administrative	8,138	5,315	2,823	53%
Total	$9,580	$6,229	$3,351	54%

Total operating expenses increased 12% or $381,000 in the three month period ended June 30, 2023 as compared to the three month period ended June 30, 2022. Research and development expenses increased by $294,000 due to the added GIGA expenses as a result of the Business Combination. Selling, general and administrative expenses increased by 3% primarily due to the added GIGA expenses.

Total operating expenses for the six month period ended June 30, 2023 increased 54% or $3.4 million as compared to the six month period ended June 30, 2022. Research and development expenses increased by $528,000 due to the Business Combination. Selling, general and administrative expenses increased by 53% primarily due the issuance cost of $1.2 million of the Notes and Warrants (see Note 13. Senior Secured Notes and Warrants), as well as the added general and administrative costs of GIGA in six month period ended June 30, 2023 which were not incurred in the six month period ended June 30, 2022, as well as due to legal and audit expenses totaling $868,000 for the six month period ended June 30, 2023.

Other income (expenses), net were as follows for the periods shown (In thousands):

	Three Months Ended
Category	June 30, 2023	June 30, 2022	$ Change	% Change
Interest (expense) income, related party	$—	$1	$(1)	(100)%
Interest expense	(395)	(397)	2	(1)%
Change in fair value of senior secured convertible notes, related party	(628)	—	(628)	—%
Change in fair value of warrants issued with senior secured convertible notes	212	—	212	—%
Change in fair value of senior secured convertible notes and warrant liabilities	(656)	—	(656)	—%
Other income (expense)	—	12	(12)	(100)%
Total other (expense) income, net	$(1,467)	$(384)	$(1,083)	282%

	Six Months Ended
Category	June 30, 2023	June 30, 2022	$ Change	% Change
Interest (expense) income, related party	$—	$(11)	$11	(100)%
Interest expense	(564)	(464)	(100)	22%
Change in fair value of senior secured convertible notes, related party	(62)	—	(62)	—%
Change in fair value of warrants issued with senior secured convertible notes	1,008	—	1,008	—%
Change in fair value of senior secured convertible notes and warrant liabilities	(513)	—	(513)	—%
Other income (expense)	(2)	72	(74)	(103)%
Total other (expense) income, net	$(133)	$(403)	$270	(67)%

For the three month period ended June 30, 2023, interest expense increased by $100,000 primarily due to interest on the Senior Secured convertible note (see Note 13. Senior Secured Convertible Notes and Warrants). The Company performed a fair value analysis of its debts and warrant liability as of June 30, 2023 and recognized a non-cash loss of $62,000 for related party notes and a non-cash gain of $495,000 for the senior secured convertible notes issued on January 11 (see Note 13. Senior Secured Convertible Notes and Warrants).

Net Loss

Net loss was as follows for the periods shown (In thousands):

	Three Months Ended
	June 30, 2023	June 30, 2022
Revenue	$8,778	$6,504
Cost of revenue	6,298	4,817
Gross profit	2,480	1,687

Operating expenses	3,626	3,245
Other income (expense), net	(1,467)	(384)
Income tax (provision) benefit	8	(7)
Net loss	(2,605)	(1,949)
Net income (loss) attributable to non-controlling interest	(39)	322
Net loss available to common stockholders	$(2,644)	$(1,627)

	Six Months Ended
	June 30, 2023	June 30, 2022
Revenue	$17,501	$13,748
Cost of revenue	12,858	9,568
Gross profit	4,643	4,180

Operating expenses	9,580	6,229
Other income (expense), net	(133)	(403)
Income tax (provision) benefit	15	(7)
Net loss	(5,055)	(2,459)
Net income (loss) attributable to non-controlling interest	(53)	335
Net loss available to common stockholders	$(5,108)	$(2,124)

Net loss attributable to common shareholders for the three month period ended June 30, 2023 was $2.6 million and for the three month period ended June 30, 2022 was $1.6 million. The improvement of gross profits of $800,000 were offset by a $400,000 increase in operating expenses due the business combination, a non-cash loss of $1.1 million in the fair value of the convertible notes, and the $400,000 change in the non-controlling interest.

For the six month period ended June 30, 2023, net losses increased by $3.0 million over the six month period ended June 30, 2022. This was primarily due to increased operating expenses and other expenses as described earlier.

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

The reconciliation of our Net loss to EBITDA and Adjusted EBITDA is as follows (In thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(2,605)	$(1,949)	$(5,055)	$(2,459)
Net income (loss) attributable to non-controlling interest	(39)	322	(53)	335
Net loss attributable to common shareholders	(2,644)	(1,627)	(5,108)	(2,124)
Depreciation and amortization	557	541	1,110	794
Interest and taxes	395	397	564	464
EBITDA	(1,692)	(689)	(3,434)	(866)

Adjustments:
Stock-based compensation	103	42	209	83
Compensation warrant issued in connection with senior secured convertible notes	—	—	859	—
Offering costs in connection with senior secured convertible notes	—	—	653	—
Change in fair value of senior secured convertible notes, related party	628	—	62	—
Change in fair value of warrants issued with senior secured convertible notes	(212)	—	(1,008)	—
Change in fair value of senior secured convertible notes and warrant liabilities	656	—	513	—
Other expenses, net	—	1	(2)	61
Adjusted EBITDA	$(517)	$(646)	$(2,148)	$(722)

Liquidity and Capital Resources

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements included elsewhere in this filing (In thousands):

	Six Months Ended
Category	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(4,762)	$(811)
Net cash used in investing activities	(91)	(285)
Net cash provided by financing activities	3,975	1,447
Effects of exchange rate changes on cash and cash equivalents	378	(264)
Net increase in cash	(500)	87
.
Cash and cash equivalents at beginning of period	2,195	1,599
Cash and cash equivalents at end of period	$1,695	$1,686

Cash Flows from Operating Activities

During the six month period ended June 30, 2023, cash used in the operating activities was $4.8 million as compared to $811,000 for the six month period ended June 30, 2022. The primary use of cash was to finance net losses and working capital.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another primarily due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the six month period ended June 30, 2023 was $91,000 which was due to the purchase of property and equipment. Cash used in investing activities for the six month period ended June 30, 2022 was $285,000 which was primarily due to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six month period ended June 30, 2023 was $4.0 million which was primarily due to $2.7 million proceeds from issuance of senior secured convertible notes and $1.2 million proceeds from note receivable, related party.

Liquidity

	As of
Category (In thousands)	June 30, 2023	December 31, 2022
Cash	$1,695	$2,195
Total current assets	$19,155	$19,738
Total current liabilities	$16,182	$14,031
Working Capital	$2,973	$5,707

Our primary sources of liquidity have historically been funded by AAI and in January 2023 by two other lenders who lent the Company $3 million in exchange for $3.3 million of Notes. We have also received $285,000 from AAI in July 2023. See Note 2 to the Condensed Consolidated Financial Statements. We have to either re-finance the Notes or raise additional capital to repay them by October 6, 2023.

In addition to risk factors we publicly disclosed in our Form 10-K for the year ended December 31, 2022 about our need for capital and the matters described in the paragraphs below, one of the solutions to our lack of liquidity is based upon our common stock beginning to trade actively once AAI spins-off our common stock to its approximately 30,000 stockholders. We cannot assure you that our common stock will trade actively. We have signed a non-binding term sheet with respect to a possible equity line financing. Equity lines are a vehicle to provide financing if a stock trades actively. They are dilutive and if we pursue the equity line, we will be required to register the underlying transaction through which the investor will provide capital and we will issue it common stock to be publicly resold by the investor. The term sheet requires us to file the Registration Statement with the SEC shortly after the Form S-1 discussed above becomes effective. As a practical matter, we will not be able to obtain any equity line financing until the Fall of 2023 at the earliest.

As of June 30, 2023, the Company has approximately $1.7 million in cash mostly in foreign countries. As a result, we have struggled to meet our payroll. Unless we are successful in securing additional financing from third parties, we believe that we will not have sufficient cash to pay the Notes, meet our working capital needs over the next 12 months and pay AAI for an amount owed of $11.1 million, which is due in December 2024 (not including the sum due under the Demand Note which is presently $165,000). Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded. We cannot assure you we will be able to pay the Notes, have sufficient working capital or repay AAI.

Our near term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases and inventory purchase commitments. Due to the deterioration of the Giga-tronics Division including its Microsource subsidiary, we have lacked sufficient capital to pay our payables. To assist with our liquidity issues, our executive officers have agreed to accept the minimum wage of $1,240 per week and to defer their remaining salaries for a single pay period. We also recently borrowed a total of $50,000 from our Chief Financial Officer and $50,000 from a director, which sums are due on demand. As a result of our liquidity issues, we need to raise approximately $3.0 million to meet our short-term working capital needs, not including the $3.3 million we owe on the Notes which are due on October 6, 2023. While we are engaged in discussions with potential lenders about possible solutions, we cannot assure you that we will be successful in solving our liquidity issues.

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
•
Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. Specifically, in connection with the preparation of our financial statements as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

Except as detailed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of June 30, 2023, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2023, the Company issued 10 restricted shares of the Company’s common stock to Lutz Henckels, the Company’s Chief Financial Officer, and 10 restricted shares of the Company’s common stock to John Regazzi, the Company’s former Chief Executive Officer and current member of the Board of Directors. The issuance of the shares was in connection with restricted shares granted to both Messrs. Henckels and Regazzi in December 24, 2021, which vested on December 24, 2022. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	August 14, 2023	/s/ JONATHAN READ
Jonathan Read
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2023	/s/ LUTZ P. HENCKELS
Lutz P. Henckels
Chief Financial Officer (Principal Financial and Accounting Officer)