Form 10-Q
period 2023-09-30
GIGA TRONICS INC
filed 2023-11-14
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There was a total of 5,931,602 shares of the Registrant’s Common Stock outstanding as of November 10, 2023.

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

This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of risks and uncertainties due to a variety of factors, including factors in the Risk Factors described in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and throughout this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,052	$2,195
Accounts receivable, net	6,387	5,502
Accrued revenue	2,979	2,479
Note receivable, related party	—	1,242
Inventories, net	7,341	7,695
Prepaid expenses and other current assets	986	625
TOTAL CURRENT ASSETS	19,745	19,738

Intangible assets, net	3,211	3,476
Goodwill	8,679	9,054
Property and equipment, net	1,828	2,240
Right-of-use assets	3,093	3,940
Other assets	506	506
TOTAL ASSETS	$37,062	$38,954

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,934	$10,139
Senior secured convertible notes	3,381	—
Notes payable	1,849	1,797
Notes payable, related parties	553	—
Warrant liabilities	332	—
Operating lease liability, current	769	1,067
Deferred revenue	701	1,028
TOTAL CURRENT LIABILITIES	18,519	14,031

LONG TERM LIABILITIES
Operating lease liability, non-current	2,396	3,014
Notes payable	235	322
Senior secured convertible notes, related party	10,119	10,008
Other liabilities	340	238
TOTAL LIABILITIES	31,609	27,613

STOCKHOLDERS' EQUITY
Preferred stock; no par value; Authorized - 1,000,000 shares
Series F Preferred Stock, 520 shares designated; 515 shares issued and outstanding at September 30, 2023 and December 31, 2022 (liquidation preference of $12,870 at September 30, 2023 and December 31, 2022)	$4,990	$4,990
Common Stock; no par value; 100,000,000 shares authorized, 5,931,602 shares issued and outstanding at September 30, 2023; 13,333,333 shares authorized, 5,931,582 shares issued and outstanding at December 31, 2022	36,312	35,141
Accumulated deficit	(34,750)	(27,726)
Accumulated other comprehensive loss	(1,924)	(1,779)
Total stockholders' equity attributable to Giga-tronics	4,628	10,626

Non-controlling interest	825	715

TOTAL STOCKHOLDERS' EQUITY	5,453	11,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,062	$38,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$10,372	$7,783	$27,873	$21,530
Cost of revenues	7,269	5,449	20,126	15,017
Gross profit	3,103	2,334	7,747	6,513
Operating expenses
General and administrative	2,596	2,330	9,712	7,025
Research and development	675	450	2,117	1,364
Selling and marketing	401	416	1,423	1,034
Total operating expenses	3,672	3,196	13,252	9,423
Loss from continuing operations	(569)	(862)	(5,505)	(2,910)
Other (expense) income
Interest (expense) income, related party	—	(208)	—	(395)
Interest expense	(157)	(23)	(723)	(171)
Change in fair value of senior secured convertible notes, related party	(49)	—	(111)	—
Change in fair value of warrants issued with senior secured convertible notes	190	—	1,198	—
Change in fair value of senior secured convertible notes	(1,064)	—	(1,577)	—
Other income (expense)	—	180	(2)	112
Total other (expense) income, net	(1,080)	(51)	(1,215)	(454)
Loss from continuing operations before income taxes	(1,649)	(913)	(6,720)	(3,364)
Income tax benefit (provision)	(208)	10	(194)	3
Net loss	(1,857)	(903)	(6,914)	(3,361)
Net loss (gain) attributable to non-controlling interest	(57)	166	(110)	501
Net loss attributable to common stockholders	$(1,914)	$(737)	$(7,024)	$(2,860)

Net loss per common share, basic and diluted	$(0.32)	$(0.20)	$(1.18)	$(0.90)

Weighted average common shares outstanding, basic and diluted	5,932	3,656	5,932	3,168

Comprehensive loss
Loss available to common stockholders	$(1,914)	$(737)	$(7,024)	$(2,860)
Foreign currency translation adjustments	(467)	693	(145)	2,300
Total comprehensive loss	$(2,381)	$(44)	$(7,169)	$(560)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three and Nine Months Ended September 30, 2023

(In thousands except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at July 1, 2023	515	$4,990	5,931,582	$36,208	$(32,836)	$(1,457)	$768	$7,673
Stock-based compensation	—	—	—	104	—	—	—	104
Issuance of Restricted Stock Units	—	—	20	—	—	—	—	—
Net loss attributable to common stockholders	—	—	—	—	(1,914)	—	—	(1,914)
Foreign currency translation adjustments	—	—	—	—	—	(467)	—	(467)
Net income attributable to non-controlling interest	—	—	—	—	—	—	57	57
Balance at September 30, 2023	515	$4,990	5,931,602	$36,312	$(34,750)	$(1,924)	$825	$5,453

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at January 1, 2023	515	$4,990	5,931,582	$35,141	$(27,726)	$(1,779)	$715	$11,341
Stock-based compensation	—	—	—	312	—	—	—	312
Issuance of Restricted Stock Units	—	—	20	—	—	—	—	—
Compensation warrant issued in connection with senior secured convertible notes	—	—	—	859	—	—	—	859
Net loss attributable to common stockholders	—	—	—	—	(7,024)	—	—	(7,024)
Foreign currency translation adjustments	—	—	—	—	—	(145)	—	(145)
Net income attributable to non-controlling interest	—	—	—	—	—	—	110	110
Balance at September 30, 2023	515	$4,990	5,931,602	$36,312	$(34,750)	$(1,924)	$825	$5,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three and Nine Months Ended September 30, 2022

(In thousands except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at July 1, 2022	515	$4,990	2,920,085	$27,970	$(12,111)	$(1,847)	$721	$19,723
Stock-based compensation	—	—	—	56	—	—	—	56
Capital contribution from parent	—	—	—	514	—	—	—	514
Shares acquired in reverse capitalization	—	—	2,782,229	4,404	—	—	—	4,404
Fair value of convertible note, related party, in excess of cash received	—	—	—	(142)	—	—	—	(142)
Common stock issued on warrant exercise	—	—	229,268	—	—	—	—	-
Net loss	—	—	—	—	(737)	—	—	(737)
Foreign currency translation adjustments	—	—	—	—	—	(693)	—	(693)
Increase in Microphase ownership from 55.9% to 61.8%	—	—	—	(346)	—	—	346	-
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(166)	(166)
Balance at September 30, 2022	515	$4,990	5,931,582	$32,456	$(12,848)	$(2,540)	$901	$22,959

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at January 1, 2022	515	$4,990	2,920,085	$26,682	$(9,988)	$(240)	$1,056	$22,500
Stock-based compensation	—	—	—	139	—	—	—	139
Capital contribution from parent	—	—	—	1,719	—	—	—	1,719
Shares acquired in reverse capitalization	—	—	2,782,229	4,404	—	—	—	4,404
Fair value of convertible note, related party, in excess of cash received	—	—	—	(142)	—	—	—	(142)
Common stock issued on warrant exercise	—	—	229,268	—	—	—	—	—
Net loss	—	—	—	—	(2,860)	—	—	(2,860)
Foreign currency translation adjustments	—	—	—	—	—	(2,300)	—	(2,300)
Increase in Microphase ownership from 55.9% to 61.8%	—	—	—	(346)	—	—	346	—
Net income attributable to non-controlling interest	—	—	—	—	—	—	(501)	(501)
Balance at September 30, 2022	515	$4,990	5,931,582	$32,456	$(12,848)	$(2,540)	$901	$22,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GIGA-TRONICS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(6,914)	$(3,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	571	477
Amortization of intangibles	212	276
Amortization of right-of-use assets	824	489
Change in fair value of senior secured convertible notes, related party	111	—
Change in fair value of senior secured convertible notes	1,577	—
Change in fair value of warrants issued with senior secured convertible notes	(1,198)	—
Increase in capital contribution from parent for corporate overhead	—	1,030
Stock-based compensation	312	139
Compensation warrant issued in connection with senior secured convertible notes	859	—
Original issue discount in connection with senior secured convertible notes	333	—
Changes in operating assets and liabilities:
Accounts receivable	(1,114)	(1,381)
Accrued revenue	(674)	(109)
Inventories	337	(1,445)
Prepaid expenses and other current assets	(368)	181
Other assets	—	37
Accounts payable and accrued expenses	627	(461)
Accounts payable, related parties	—	49
Other current liabilities	183	537
Short term advances, related parties	—	2,498
Other non-current liabilities	87	—
Lease liabilities	(893)	(483)
Net cash used in operating activities	(5,128)	(1,527)
Cash flows from investing activities:
Purchase of property and equipment	(211)	(562)
Acquisition of GIGA, net of cash received	—	(3,687)
Net cash used in investing activities	(211)	(4,249)
Cash flows from financing activities:
Capital contribution from parent	—	689
Proceeds from note receivable, related party	1,244	—
Proceeds from notes payable, related parties	553	4,250
Proceeds from notes payable	3,237	1,600
Payments on notes payable	(143)	—
Net cash provided by financing activities	4,891	6,539
Effects of exchange rate changes on cash and cash equivalents	305	(279)
Net increase/(decrease) in cash and cash equivalents	(143)	484
Cash and cash equivalents at beginning of period	2,195	1,599
Cash and cash equivalents at end of period	$2,052	$2,083

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$319	$—

Non-cash investing and financing activities
Fair value of convertible note, related party, in excess of cash received	$—	$142
Shares acquired in reverse capitalization	$—	$4,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Giga-tronics Incorporated (“GIGA”), doing business as Gresham Worldwide, Inc., now known as Gresham Holdings, Inc. (“GWW”}, through its subsidiaries (collectively, the “Company”), designs, manufactures and distributes purpose-built electronics equipment, automated test solutions, power electronics, supply and distribution solutions, as well as radio, microwave and millimeter wave communication systems and components for a variety of applications with a focus on the global defense industry. GIGA also offers bespoke technology solutions for applications in the medical, industrial and telecommunications markets.

GIGA has two subsidiaries Microsource Inc. (“Microsource”) and GWW. GIGA is a majority owned subsidiary of AAI Holdings, Inc., a Delaware corporation (“AAI”) and currently operates as an operating segment of AAI. GWW has three wholly-owned subsidiaries, Gresham Power Electronics Ltd. (“Gresham Power”), Relec Electronics Ltd. (“Relec”), and Enertec Systems 2001 Ltd. (“Enertec”), and one majority owned subsidiary, Microphase Corporation (“Microphase”). GIGA manufactures specialized electronic equipment for use in military test and airborne operational applications. Our operations consist of three business segments:

•
Radio Frequency (”RF”) Solutions (”RF Solutions”) – consists of Microphase which is located in Connecticut. Microphase designs and manufactures custom microwave products for military applications and generates revenue primarily through production contracts for custom engineered components and RADAR filters.
•
Power Electronics & Displays – consists of two subsidiaries, namely Gresham Power and Relec located in the United Kingdom which primarily produce power conversion systems.
•
Precision Electronic Solutions – consists of one subsidiary and one division, namely Enertec located in Israel and the legacy Giga-tronics business. The legacy business of Giga-tronics consists of (i) Microsource, a wholly-owned subsidiary which develops and manufactures sophisticated RADAR filters used in fighter aircraft, and “EW Test and Training”, which serves the defense electronics market with a signal generation platform used in the evaluation of military RADAR/EW systems and training personnel to recognize radio frequency threat signal profiles. We refer to this later business as our “Giga-tronics Division”.

Note 2. Liquidity and Financial Condition

As of September 30, 2023, the Company had cash and cash equivalents of $2.1 million, working capital of $1.2 million, a history of net operating losses and cash outflows from operations. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment management performed a comprehensive analysis of the Company’s current circumstances, including its financial position, cash flow and cash usage forecasts, as well as obligations and debts. Although management believes in its ability to raise capital, the analysis used to determine the Company’s ability as a going concern does not include cash sources beyond the Company’s direct control that management expects to be available within the next 12 months.

Management expects that the Company’s existing cash and cash equivalents and accounts receivable as of September 30, 2023, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities or a combination thereof. Although management believes that such capital sources will be available, there can be no assurances that financing will be available to the Company when needed to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back its operations or cease operations altogether.

Note 3. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States (”US”). The Company has made estimates and judgments affecting the amounts reported in the Company’s unaudited condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the

Company’s estimates. The unaudited condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2023. The condensed consolidated balance sheet as of December 31, 2022 included in this report was derived from the Company’s audited 2022 financial statements contained in the above referenced 2022 Annual Report. Results of the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Basis of Presentation

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2022 Annual Report.

Principles of Consolidation

All historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of GWW and its wholly owned and majority owned subsidiaries. The unaudited condensed consolidated financial statements after completion of the Business Combination include the assets and liabilities and operations of GIGA and its subsidiaries from September 8, 2022 (the “Closing Date”) of the Business Combination. All intercompany transactions and balances have been eliminated.

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

Note 4. Revenue Disaggregation

The Company’s disaggregated revenues are comprised of the following (In thousands):

	Three Months Ended		Nine Months Ended
Category	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Primary Geographical Markets
North America	$3,742	$2,473	$9,090	$5,094
Europe	2,495	2,288	7,516	7,007
Middle East and other	4,135	2,729	11,267	9,127
Other	—	293	0	302
Total revenue	$10,372	$7,783	$27,873	$21,530

Major Goods
RF/microwave filters	$2,201	$1,411	$5,420	$3,482
Detector logarithmic video amplifiers	360	250	1,109	942
Power supply units and systems	2,313	3,193	6,329	7,979
Healthcare diagnostic systems	947	294	3,273	2,285
Defense systems	4,551	2,635	11,742	6,842
Total revenue	$10,372	$7,783	$27,873	$21,530

Timing of Revenue Recognition
Goods transferred at a point in time	$5,206	$5,696	$15,037	$12,809
Services transferred over time	5,166	2,087	12,836	8,721
Total revenue	$10,372	$7,783	$27,873	$21,530

Note 5. Note receivable, related party

The following table summarizes the changes in the Company’s note receivable, related party for the nine months ended September 30, 2023 (In thousands):

Description	Note receivable, related party
Balance as of January 1, 2023	$1,242
Receipts during the period	(1,242)
Balance as of September 30, 2023	$—

Note 6. Inventories, net

Inventories, net, are comprised of the following (In thousands):

Category	September 30, 2023	December 31, 2022
Raw materials	$2,749	$2,758
Work-in-progress	2,266	3,186
Finished goods	2,326	1,751
Total	$7,341	$7,695

Note 7. Property and Equipment, net

Property and Equipment, net, are comprised of the following (In thousands):

Category	September 30, 2023	December 31, 2022
Machinery and equipment	$6,918	$6,912
Computer, software and related equipment	1,901	1,858
Leasehold improvements and office equipment	2,244	2,148
Total	11,063	10,918
Less: accumulated depreciation and amortization	(9,235)	(8,678)
Property and equipment, net	$1,828	$2,240

Depreciation expense related to property and equipment was $187,000 and $117,000 for the three months ended September 30, 2023 and 2022, respectively, and $571,000 and $477,000 for the nine months ended September 30, 2023 and 2022, respectively

Note 8. Intangible Assets, net

Intangible assets, net, are comprised of the following (In thousands):

Category	Useful life	September 30, 2023	December 31, 2022
Trademark	Indefinite life	$1,498	$1,493
Customer list	10-14 years	3,665	3,825
Total		5,163	5,318
Less: accumulated amortization		(1,952)	(1,842)
Intangible assets, net		$3,211	$3,476

Intangible assets amortization expense was $67,000 and $72,000 for the three months ended September 30, 2023 and 2022, respectively, and $212,000 and $276,000 for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter (In thousands):

Fiscal Year	September 30, 2023
2023 (remainder)	$73
2024	293
2025	293
2026	293
2027	293
2028	204
Thereafter	265
$1,714

Note 9. Goodwill

The following table summarizes the changes in the Company’s goodwill for the three and nine months ended September 30, 2023 (In thousands):

Description	Goodwill
Balance as of July 1, 2023	$8,863
Effect of exchange rate changes	(184)
Balance as of September 30, 2023	$8,679

Goodwill
Balance as of January 1, 2023	$9,054
Effect of exchange rate changes	(375)
Balance as of September 30, 2023	$8,679

As of September 30, 2023, the Company has determined that there have been no technological, market or operational circumstances which indicate that it is more likely than not that the fair value of its reporting units is not less than its carrying amount. Due to the above, no quantitative impairment test for goodwill was performed.

Note 10. Leases

Operating leases

We have operating leases for office space. Our leases have remaining lease terms from 1 year to 7.7 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The components of lease expenses, recorded within operating expenses on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 were as follow (In thousands):

Description	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$327	$248	$1,034	$783

Note 11. Fair value of financial instruments

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows (In thousands):

	Fair value measurement on a recurring basis at reporting date using (1)
	Level 1	Level 2	Level 3	Total
Balance at September 30, 2023
Senior Secured Convertible Note (2), related party	$—	$—	$4,005	$4,005
Senior Secured Convertible Note (3), related party	—	—	6,114	6,114
Senior Secured Convertible Note	—	—	3,381	3,381
Warrant liability	—	—	332	332
Total liabilities measured at fair value	$—	$—	$13,832	$13,832
Balance at December 31, 2022
Senior Secured Convertible Note (2), related party	$—	$—	$3,940	$3,940
Senior Secured Convertible Note (3), related party	—	—	6,068	6,068
Total liabilities measured at fair value	$—	$—	$10,008	$10,008

1 There were no transfers between the respective Levels during the three and nine month period ended September 30, 2023 and the year ended December 31, 2022.

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. For instruments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks.

Below are the changes to Level 3 measured liabilities (In thousands):

Level 3 measured
liabilities
Fair value at December 31, 2022	$10,008
Fair value of senior secured convertible notes issued	1,804
Fair value of warrants issued with senior secured convertible notes	1,530
Change in fair value	490
Fair value at September 30, 2023	$13,832

Note 12. Senior Secured Convertible Notes and Warrants

On January 11, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) pursuant to which the Company issued $3.3 million 10% original issue discount Senior Secured Convertible Notes (the “Notes”) and five-year common stock purchase warrants, for total gross proceeds of $3,000,000.

Senior Secured Convertible Notes

Notes payable at September 30, 2023 and December 31, 2022, were comprised of the following (In thousands):

Fair value	Total
Balance as of December 31, 2022	$—
Issuance of Senior Secured Convertible Notes at January 11, 2023	1,804
Change in fair value of Senior Secured Convertible Notes	(143)
Balance as of March 31, 2023	1,661
Change in fair value of Senior Secured Convertible Notes	657
Balance as of June 30, 2023	2,318
Change in fair value of Senior Secured Convertible Notes	1,063
Balance as of September 30, 2023	$3,381

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

The Notes matured on October 11, 2023 and were exchanged for New Notes as described in Note 22. Subsequent Events.

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

The Company ascribed the following probabilities to five possible scenarios:

	September 30, 2023		January 11, 2023
Scenario description	Estimated probability	Estimated date	Estimated probability	Estimated date
Uplist transaction	—%	September 30, 2023	60.0%	June 30, 2023
Held to maturity	100.0%	October 11, 2023	10.0%	October 11, 2023
Change of control	—%	September 30, 2023	5.0%	September 30, 2023
Default	—%	October 11, 2023	—%	N/A
Dissolution	—%	October 11, 2023	25.0%	October 11, 2023
Total	100.0%		100.0%

Based on these estimates, the Company arrived at the fair value of the Notes liability as shown below:

Senior Secured Convertible Notes:	September 30, 2023	January 11, 2023
Fair value (In thousands)	$3,380	$1,803
Face value principle payment (In thousands)	$3,333	$3,333
Face value at premium (In thousands)	$4,166	$4,166
Conversion price	$0.25	$0.78
Maturity date	October 11, 2023	October 6, 2023
Interest rate	6.00%	6.00%
Default interest rate	18.00%	18.00%
Discount rate	98.50%	94.00%
Valuation technique	PWERM	PWERM

Warrants

The Warrants entitle the holders to purchase a total of 1,666,666 shares of common stock for a five-year period from issuance, at an exercise price determined as follows: (i) beginning on the issuance date and for a period of 90 days thereafter, $0.78, (ii) if the Uplist Transaction has occurred as of the date of exercise, the lower of (A) $0.78 and (B) 110% of the per share offering price to the public in the Uplist Transaction, and (iii) if neither of (i) and (ii) apply, the lower of (A) $0.78 and (B) 90% of the lowest VWAP for the 10 trading days prior to the date of the exercise, subject to adjustment including downward adjustment upon any dilutive issuance of securities. If the Uplist Transaction is not completed prior to the maturity date of the Notes, the number of shares of common stock that may be purchased upon exercise of the Warrants will be doubled, without an adjustment to the exercise price. On October 11, 2023, GIGA was required to double these Warrants since the Uplist Transaction did not occur by that date (see Note 22. Subsequent Events).

The Warrants are liability classified and the Company performed a fair value analysis as shown below:

Warrant liability, current:	September 30, 2023	January 11, 2023
Fair value (In thousands)	$332	$1,530
Number of warrants	1,666,667	1,666,667
Closing price (OTCB: GIGA)	$0.12	$0.80
Volatility	150%	134%
Risk-free discount rate	4.67%	3.72%
Term	5 years	5 years
Expiration date	January 11, 2028	January 11, 2028
Valuation technique	Monte Carlo simulation	Monte Carlo simulation

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

January 11, 2023
Fair value (In thousands)	$858
Number of warrants	1,200,000
Closing price (OTCB: GIGA)	$0.80
Volatility	134%
Risk-free discount rate	3.72%
Contractual term in years	5 years
Expiration date	January 11, 2028
Valuation technique	Monte Carlo simulation

Note 13. Notes Payable

Notes payable at September 30, 2023 and December 31, 2022, were comprised of the following (In thousands):

	Due date	Weighted Average Interest rate	September 30, 2023	December 31, 2022
Bank credit	Renewed every month	6.8%	$1,732	$1,623
Other notes payable	Paid monthly	11.9%	352	425
Financed receivables		8.5%	—	71
Total notes payable			$2,084	$2,119
Less: current portion			1,849	1,797
Notes payable - long-term portion			$235	$322

Note 14. Senior Secured Convertible Notes, Related Party

On September 8, 2022, Ault loaned the Company $4,250,000 by purchasing a Senior Secured Convertible Note (1) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) upon the closing of the consummation of the transactions contemplated by the Securities Purchase Agreement (the “Business Combination”). On December 31, 2022 (the “Closing Date”), the Company entered into an exchange agreement with Ault to exchange the Senior Secured Convertible Note (1) due February 14, 2023 in the principal face amount of $4,250,000 dated September 8, 2022 plus any accrued interest thereon, for a Senior Secured Convertible Note (2) in the principal amount of $4,382,740 due December 31, 2024.

On the Closing Date, the Company also issued Ault Lending a 10% Senior Secured Convertible Note in the principal amount of $6,750,000 (the “Senior Secured Convertible Note (3) ”) due December 31, 2024.

The following table summarizes the changes in the Senior Secured Convertible Notes, related party for the three months and nine months ended September 30, 2023 (In thousands):

	Senior Secured	Senior Secured
	Convertible Note (2)	Convertible Note (3)	Total
Fair value at December 31, 2022	$3,940	$6,068	$10,008
Change in fair value of senior secured convertible notes, related party	(223)	(343)	(566)
Balance at March 31, 2023	3,717	5,725	9,442
Change in fair value of senior secured convertible notes, related party	247	381	628
Balance at June 30, 2023	3,964	6,106	10,070
Change in fair value of senior secured convertible notes, related party	41	8	49
Balance at September 30, 2023	$4,005	$6,114	$10,119

The change of $49,000 in the fair value of the Senior secured convertible notes as of September 30, 2023 compared to June 30, 2023 was recorded as an expense in fair value of senior secured convertible notes and warrant liabilities within Other (expense) income on the unaudited condensed consolidated statement of operations and comprehensive loss.

The significant assumptions associated with the fair value of the Notes payable, related party as of the dates indicated, are as follows:

	September 30, 2023	December 31, 2022
Face value principle payment (In thousands)	$11,133	$11,133
Conversion Price	$0.78	$0.78
Maturity Date	December 31, 2024	December 31, 2024
Interest rate	10.00%	10.00%
Discount rate	25.40%	27.30%
Valuation technique	PWERM	PWERM
Fair Value (In thousands)	$10,119	$10,008

Note 15. Related Party Transactions

Allocation of General Corporate Expenses

AAI allocated the general corporate expense as shown in the table below for the periods indicated (In thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
General and administrative expense	$—	$210	$—	$1,030

Since Closing Date, there has been no allocation of the general corporate expenses from AAI.

Net Transfers From AAI

The Company received funding from AAI to cover any shortfalls on operating cash requirements. In addition to the allocation of general corporate expenses, the Company received capital contributions of $0 and $689,000 from AAI for the nine months ended September 30, 2023 and 2022, respectively.

Notes Payable, Related Parties

Notes payable, related parties at September 30, 2023 and December 31, 2022, were comprised of the following (In thousands):

Description	Interest rate	September 30, 2023	December 31, 2022
Notes payable to Ault including accrued interest	12%	$449	$—
Notes payable to director and officer including accrued interest	8%	104	—
Total notes payable, related party		$553	$—

Accrued interest as of September 30, 2023 for the notes payable to Ault was $8,000 and for the notes payable to director and officer was $4,000.

Note 16. Stock-based Compensation

The stock-based compensation expense included in net loss for the three and nine months ended September 30, 2023 and 2022 were as follows (In thousands):

Description	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
General and administrative expense	$104	$56	$313	$139

As of September 30, 2023, there was $374,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements expected to be recognized over a weighted average period of 0.7 years.

Note 17. Concentration of Credit Risk

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

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	Three Months Ended		Three Months Ended
Segment	September 30, 2023	% of Total Revenue	September 30, 2022	% of Total Revenue
Customer A	$2,896	28%	$1,563	20%
Customer B	$1,318	13%	$1,186	15%
Customer C	$927	—%	$1,027	13%

	Nine Months Ended		Nine Months Ended
Segment	September 30, 2023	% of Total Revenue	September 30, 2022	% of Total Revenue
Customer A	$7,204	26%	$5,654	26%
Customer B	$3,015	11%	$2,768	13%
Customer C	$1,920	—%	$2,266	11%

Note 18. Net Loss Per Share

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

	Three Months Ended
	September 30, 2023	September 30, 2022
Numerator
Net loss attributable to common stockholders	$(1,914)	$(737)
Denominator
Basic weighted average shares outstanding	5,932	3,656
Effect of dilutive securities	—	—
Diluted weighted-average shares	5,932	3,656

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.20)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Numerator
Net loss attributable to common stockholders	$(7,024)	$(2,860)
Denominator
Basic weighted average shares outstanding	5,932	3,168
Effect of dilutive securities	—	—
Diluted weighted-average shares	5,932	3,168

Net loss per share attributable to common stockholders, basic and diluted	$(1.18)	$(0.90)

For the three month periods ended September 30, 2023 and 2022, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the period indicated:

Anti-dilutive securities	September 30, 2023	December 31, 2022
Common shares issuable upon exercise of stock options	761	797
Common shares issuable on conversion of series F preferred stock	3,960	3,960
Common shares issuable upon exercise of warrants	6,833	2,299
Restricted stock awards	250	250
Common shares issuable upon conversion of senior secured convertible notes	61,241	14,256
Total	73,045	21,562

Note 19. Commitments and Contingencies

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated. As of September 30, 2023, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued.

Bank Guarantee

As of September 30, 2023 and December 31, 2022, Enertec’s guarantees balance was $5.2 million and $3.6 million, respectively for project implementation fees which are released upon delivery of the project products to the customer.

Note 20. Segment Information

The Company has three reportable segments as of September 30, 2023. Prior to the Business Combination, GWW operated as two operating segments but aggregated its results into one reportable segment based on similarity in economic characteristics, other qualitative factors and the objectives and principals of Accounting Standards Codification 280, Segment Reporting.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the three months and nine months ended September 30, 2023 and 2022 (In thousands):

	Three Month Period Ended September 30, 2023				Three Month Period Ended September 30, 2022
Description	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total
Revenue	$5,298	$2,513	$2,561	$10,372	$3,838	$2,408	$1,537	$7,783
Cost of revenue	3,918	1,696	1,655	7,269	2,748	1,569	1,132	5,449
Gross profit	1,380	817	906	3,103	1,090	839	405	2,334
Operating expenses	1,698	979	995	3,672	1,491	871	834	3,196
Other income (expense), net and income tax benefit (provision)	(813)	(69)	(406)	(1,288)	2	4	(47)	(41)
Net Loss	$(1,131)	$(231)	$(495)	$(1,857)	$(399)	$(28)	(476)	$(903)
Assets (at period end)	$18,933	$7,843	$10,286	$37,062	$30,612	$7,525	$10,128	$48,265

	Nine Month Period Ended September 30, 2023				Nine Month Period Ended September 30, 2022
Description	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total
Revenue	$13,426	$7,918	$6,529	$27,873	$10,037	$7,194	$4,299	$21,530
Cost of revenue	10,538	5,439	4,149	20,126	7,181	4,732	3,104	15,017
Gross profit	2,888	2,479	2,380	7,747	2,856	2,462	1,195	6,513
Operating expenses	6,170	3,555	3,527	13,252	3,804	3,082	2,537	9,423
Other income (expense), net and income tax benefit (provision)	(891)	80	(598)	(1,409)	(340)	42	(153)	(451)
Net Loss	(4,173)	$(996)	$(1,745)	$(6,914)	(1,289)	$(578)	(1,495)	$(3,361)
Assets (at period end)	$18,933	$7,843	$10,286	$37,062	$30,612	$7,525	$10,128	$48,265

Note 21. Consolidated Proforma Unaudited Financial Statements

The following unaudited proforma combined financial information is based on the historical financial statements of the Company and Giga-tronics and subsidiaries after giving effect to the Company’s acquisition of the companies as if the acquisition occurred on January 1, 2022.

The following unaudited proforma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2022, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated proforma results of operations for the three and nine months ended September 30, 2022, as if the acquisition occurred on January 1, 2022.

Proforma, unaudited (In thousands)
Three months ended September 30, 2022	Gresham Worldwide, Inc.	Giga-tronics	Proforma Adjustments	Proforma Unaudited
Net sales	$7,783	$856	$—	$8,639
Cost of sales	5,449	1,046	—	6,495
Operating expenses	3,196	2,545	—	5,741
Other income (expense)	(51)	(46)	—	(97)
Income tax benefit	10	—	—	10
Net loss attributable to non-controlling interest	166	—	—	166
Deemed dividend on Series E preferred stock	—	(1)		(1)
Net loss attributable to common stockholders	$(737)	$(2,782)	$—	$(3,519)

Proforma, unaudited (In thousands)
Nine months ended September 30, 2022	Gresham Worldwide, Inc.	Giga-tronics	Proforma Adjustments	Proforma Unaudited
Net sales	$21,530	$4,222	$—	$25,752
Cost of sales	15,017	3,598	—	18,615
Operating expenses	9,423	5,722	—	15,145
Other income (expense)	(454)	(99)	—	(553)
Income tax provision	3	—	—	3
Net loss attributable to non-controlling interest	501	—	—	501
Deemed dividend on Series E preferred stock	—	(6)		(6)
Net loss attributable to common stockholders	$(2,860)	$(5,203)	$—	$(8,063)

Note 22. Subsequent Events

On October 10, 2023, the Company repaid $52,000 of the Notes payable to the director (see Note 15. Related Party Transactions).

On October 11, 2023, the Company entered into an Agreement pursuant to which the Company exchanged the Prior Notes for new Senior Secured Convertible Promissory Notes which include the following terms:

(A) Maturity date - October 11, 2024,

(B) Principal - $2,000,000

(C) Interest rate - 7% per year, and

(D) the New Notes have a working capital covenant pursuant to which the Company’s working capital, excluding any debt owed to Ault Lending or any of its affiliates and the New Notes, shall increase from the Company’s working capital as of September 30, 2023, by a minimum of $250,000 per quarter for the quarters ending December 31, 2023 and March 31, 2024 and $500,000 per quarter thereafter while either of the New Notes remain outstanding.

On October 11, 20023, Ault Lending extended the maturity dates of the Senior Secured Promissory Note (2) and Senior Secured Promissory Note (3) to January 15, 2025.

On October 31, 2023, The Company issued Ault Lending a $1,000,000 12% Senior Secured Subordinated Promissory Note (the “New Ault Note”). The New Ault Note has a maturity date of June 30, 2025 and an interest rate of 12% per annum. The New Ault Note is secured but subordinated to the New Notes described above. The Notes Payable to Ault including interest of $8,000 as of September 30, 20023 of $ 449,000 (see Note 15. Related Party Transactions) was rolled into the New Ault Note. The Company received an additional $325,000 under the New Ault Note since September 30, 2023.

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

The Power Electronics & Displays group consists of two subsidiaries, namely Gresham Power and Relec located in the United Kingdom which primarily produce, market and sell power conversion systems. The Precision Electronic Solutions group consists of Enertec located in Israel and the Giga-tronics Division located in California and New Hampshire primarily producing systems and providing services for the defense industry and for Enertec, also the health care industry.

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

Recent Trends and Uncertainties

As a result of our cost cutting measures enacted earlier this year, efforts of the new management of GWW as well as the receipt of new orders, we believe we have turned the corner during the quarter ended September 30, 2023. We expect our operating results for the fourth quarter will be improved. We are in the process of aggressively managing our cash flow and reducing our expenses. As part of this endeavor, in January-February 2023 we implemented a reduction in force (“RIF”) which is expected to save approximately $1.7 million over the next 12 months. We believe that the RIF will not affect our production capabilities, nor will it affect our accounting capabilities.

As of September 30, 2023, the Company had approximately $2.1 million in cash mostly in foreign countries. As a result, we have struggled to meet our payroll. Unless we are successful in securing additional financing from third parties, we believe that we will not have sufficient cash to pay the Notes, meet our working capital needs over the next 12 months and pay AAI for an amount owed of $11.1 million plus interest, which is due on January 15, 2025. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded. We cannot assure you we will be able to pay the Notes, have sufficient working capital or repay AAI.

Critical Accounting Policies and Estimates

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” for a discussion of our critical accounting policies. During the nine months ended September 30, 2023, there were no material changes to these policies, other than as disclosed in Note 3. Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10-Q. In preparing the unaudited condensed consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. While we believe that these accounting policies and estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates and forecasts.

Results of Operations

Revenue

The allocation of net revenue was as follows for the periods shown (In thousands):

	Three Months Ended
Segment	September 30, 2023	September 30, 2022	$ Change	% Change
Precision Electronic Solutions	$5,298	$3,638	$1,660	46%
Power Electronics & Displays	2,513	2,608	(95)	(4)%
RF Solutions	2,561	1,537	1,024	67%
Total	$10,372	$7,783	$2,589	33%

	Nine Months Ended
Segment	September 30, 2023	September 30, 2022	$ Change	% Change
Precision Electronic Solutions	$13,426	$10,037	$3,389	34%
Power Electronics & Displays	7,918	7,194	724	10%
RF Solutions	6,529	4,299	2,230	52%
Total	$27,873	$21,530	$6,343	29%

For the three month period ended September 30, 2023 revenue increased by 33% to $10.4 million from $7.8 million in the prior year period. The Precision Electronic Solutions group generated net revenue of $5.3 million during the three month period ended September 30, 2023, a 46% increase from the three month period ended September 30, 2022. The increase was primarily due to increased deliveries of precision medical equipment and due an increase of $1.2 million of filter revenue at Microsource. The legacy Giga-tronics business contributed 26% and 24% of the Precision Electronic solution revenue for the three months ended September 30, 2023 and 2022, respectively. The Power Electronics & Displays group experienced a decrease of 4% in revenue to $2.5 million primarily due to lower shipments by Gresham Power. The RF solutions group increased revenue by 67% to $2.6 million in the three month period ended September 30, 2023 primarily due to improvements in the supply chain.

For the nine month period ended September 30, 2023 revenue increased by 29% to $27.9 million from $21.5 million in the prior year period. Revenue increased 34% for the Precision Electronic Solutions group primarily due to increased deliveries of precision medical equipment and the addition of $1.1 million of Giga-tronics legacy revenue. The legacy Giga-tronics business contributed 19% and 9% of the Precision Electronic solution revenue for the three months ended September 30, 2023 and 2022, respectively. Revenue increased 10% for the Power Electronics & Displays group during the nine month period ended September 30, 2023 to $7.9 million from $7.2 million in the prior year period. The growth was primarily due to Relec fulfilling several large orders. The RF solutions group increased revenue by 52% from $4.3 million during the nine month period ended September 30, 2022 to $ 6.5 million during the nine month period ended September 30, 2023. Improved supply chain deliveries and a new major filter production contract are the primary reasons for the increase in revenue.

Bookings*

New orders by reporting segment are as follows for the respective periods (In thousands):

	Three Months Ended
Segment	September 30, 2023	September 30, 2022	$ Change	% Change
Precision Electronic Solutions	$6,496	$3,419	$3,077	90%
Power Electronics & Displays	2,029	3,837	(1,808)	(47)%
RF Solutions	6,977	1,095	5,882	537%
Total	$15,502	$8,351	$7,151	86%

	Nine Months Ended
Segment	September 30, 2023	September 30, 2022	$ Change	% Change
Precision Electronic Solutions	$14,640	$9,248	$5,392	58%
Power Electronics & Displays	5,903	10,689	(4,786)	(45)%
RF Solutions	10,364	4,646	5,718	123%
Total	$30,907	$24,583	$6,324	26%

.

*Bookings represent new orders received in the quarter

New orders booked in the three months ended September 30, 2023 increased by 86% to $15.5 million from $8.4 million for the three months ended September 30, 2022. Bookings for the Precision Electronic Solutions group increased by 90% to $6.5 million for the three months ended September 30, 2023 from $3.4 million for the three months ended September 30, 2022. The increase of $3.1 million in bookings was primarily due to the Giga-tronics legacy business which generated only $14,000 of bookings after the Business Combination on September 8, 2022, but delivered $2.6 million in bookings in the third quarter ended September 30, 2023. The Power Electronics & Displays group experienced a 47% decline in bookings to $2.0 million during the first three months period ended September 30, 2023, primarily due to a decrease of $1.7 million in defense orders at Relec which benefited from the supply chain issues in 2022 causing customers to stock inventory in 2022 which are being depleted in 2023. The RF solutions group experienced a sixfold increase in bookings in the three month period ended September 30, 2023 to $7.0 million. The increase in bookings was primarily due to four large orders for filter products from a prime contractors.

New orders for the nine months ended September 30, 2023 increased by 26% to $30.9 million from $24.6 million for the nine months ended September 30, 2022. The Precision Electronics Solutions group achieved a 58% increase in bookings for the nine months ended September 30, 2023 primarily due to the Business Combination as well as a 21% increase in defense bookings at Enertec. For the nine months ended September 30, 2023, bookings of the Power Electronics & Displays group declined by 45% to $5.9 million primarily due to a decrease of $4.8 million in bookings as a result of the supply chain issues as explained above, as well as the fact that in the nine month period ended September 30, 2022 Gresham Power benefited from the reopening of shipyards after the COVID-19 crisis and the revival of the Royal Navy shipbuilding programs. The RF Solutions group increased bookings by 123% in the nine month period ended September 30, 2023, which was due to the large orders received in the September quarter as described above.

Backlog**

The following table shows order backlog and related information at the end of the respective periods (In thousands):

	As of
Segment	September 30, 2023	September 30, 2022	$ Change	% Change
Precision Electronic Solutions	$13,498	$9,515	$3,983	42%
Power Electronics & Displays	6,991	10,280	(3,289)	(32)%
RF Solutions	13,960	9,904	4,055	41%
Total	$34,449	$29,699	$4,750	16%

**Backlog represents orders to be fulfilled including bookings prior to the quarter ended September 30, 2023

Backlog as of September 30, 2023 increased by 16% compared to September 30, 2022 primarily due to $7.2 million increase in bookings as described above.

Cost of revenue and gross profit were as follows for the periods shown (In thousands):

	Three Months Ended		Three Months Ended
Segment	September 30, 2023	% of Segment Revenue	September 30, 2022	% of Segment Revenue
Precision Electronic Solutions	$3,918	74%	$2,747	76%
Power Electronics & Displays	1,696	67%	1,570	60%
RF Solutions	1,655	65%	1,132	74%
Total cost of revenue	$7,269	70%	$5,449	70%
.
Gross profit	$3,103	30%	$2,334	30%

	Nine Months Ended		Nine Months Ended
Segment	September 30, 2023	% of Segment Revenue	September 30, 2022	% of Segment Revenue
Precision Electronic Solutions	10,539	78%	$7,180	72%
Power Electronics & Displays	5,439	69%	$4,732	66%
RF Solutions	4,148	64%	$3,105	72%
Total cost of revenue	20,126	72%	$15,017	70%
.
Gross profit	$7,747	28%	$6,513	30%

Gross profit for the three month period ended September 30, 2023 increased by 30% to $3.1 million from $2.3 million in the three month period ended September 30, 2022. Cost of revenue as a percentage of segment revenue improved by 2% for the Precision Electronic Solutions group due to increased revenues of the Giga-tronics legacy business. The cost of revenue of the Power Electronics & Displays group increased by 7%

to 67% due to the lower shipments at Gresham Power. The cost of revenue for the RF solutions group improved by 9% to 65% of its revenue as compared to 74% in the prior year period primarily due to lower material costs and higher volume of shipments.

For the nine month period ended September 30, 2023 gross profit increased by $1.2 million over the nine month period ended September 30, 2022. Cost of revenue as a percentage of segment revenue increased by 6% for the Precision Electronic Solutions group primarily due to a decline in revenues of the Giga-tronics legacy business while its direct costs did not decline by as much. The cost of revenue for the Power Electronics & Displays group increased by 3% due to the completion of a large government contract in the first quarter 2023 which incurred major overrun charges. The RF solutions group recognized an 8% decrease in its cost of revenues as a percentage of segment revenue primarily due to lower material costs.

Operating expenses were as follows for the periods shown (In thousands):

	Three Months Ended
Segment	September 30, 2023	September 30, 2022	$ Change	% Change
Research and development	$675	$450	$225	50%
Selling and marketing and general and administrative	2,997	2,746	251	9%
Total	$3,672	$3,196	$476	15%

	Nine Months Ended
Segment	September 30, 2023	September 30, 2022	$ Change	% Change
Research and development	2,117	$1,364	$753	55%
Selling and marketing and general and administrative	11,135	8,059	3,076	38%
Total	13,252	$9,423	$3,830	41%

Total operating expenses increased 15% in the three month period ended September 30, 2023 as compared to the three month period ended September 30, 2022. Research and development expenses increased by 50% due to the added GIGA expenses as a result of the Business Combination. Selling, general and administrative expenses increased by 9% primarily due to the added GIGA expenses.

Total operating expenses for the nine month period ended September 30, 2023 increased 41% as compared to the nine month period ended September 30, 2022. Research and development expenses increased by 55% due to the Business Combination. Selling, general and administrative expenses increased by 38% primarily due the issuance cost of $1.2 million of the Notes and Warrants (see Note 12. Senior Secured Convertible Notes and Warrants), as well as the added general and administrative costs of GIGA in nine month period ended September 30, 2023 which were not incurred in the nine month period ended September 30, 2022,

Other income (expenses), net were as follows for the periods shown (In thousands):

	Three Months Ended
Category	September 30, 2023	September 30, 2022	$ Change	% Change
Interest (expense) income, related party	$—	$(208)	$208	(100)%
Interest expense	(157)	(23)	(134)	583%
Change in fair value of senior secured convertible notes, related party	(49)	—	(49)	—%
Change in fair value of senior secured convertible notes	(1,064)	—	(1,064)	—%
Change in fair value of warrants issued with senior secured convertible notes	190	—	190	—%
Other income (expense)	—	180	(180)	(100)%
Total other (expense) income, net	$(1,080)	$(51)	$(1,029)	2018%

	Nine Months Ended
Category	September 30, 2023	September 30, 2022	$ Change	% Change
Interest (expense) income, related party	$—	$(395)	$395	(100)%
Interest expense	(723)	(171)	(552)	323%
Change in fair value of senior secured convertible notes, related party	(111)	—	(111)	—%
Change in fair value of senior secured convertible notes	(1,577)	—	(1,577)	—%
Change in fair value of warrants issued with senior secured convertible notes	1,198	—	1,198	—%
Other income (expense)	(2)	112	(114)	(102)%
Total other (expense) income, net	$(1,215)	$(454)	$(761)	168%

For the three month period ended September 30, 2023, interest expense increased by $134,000 primarily due to interest payments on the Notes (see Note 12. Senior Secured Convertible Notes and Warrants). The Company performed a fair value analysis of its debts and warrant liability as of September 30, 2023 and recognized a non-cash loss of $49,000 for related party notes and a non-cash loss of $0.9 million for the Notes and Warrants issued on January 11, 2023.

For the nine month period ended September 30, 2023, interest expense increased by $552,000 primarily due to interest on the Notes (see Note 12. Senior Secured Convertible Notes and Warrants). The Company performed a fair value analysis of its debts and warrant liability as of September 30, 2023 and recognized a non-cash loss of $111,000 for related party notes and a non-cash loss of $379,000 for the Senior Secured Convertible Notes and Warrants issued on January 11, 2023.

Net Loss

Net loss was as follows for the periods shown (In thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$10,372	$7,783	$27,873	$21,530
Cost of revenue	7,269	5,449	20,126	15,017
Gross profit	3,103	2,334	7,747	6,513

Operating expenses	3,672	3,196	13,252	9,423
Other income (expense), net	(1,080)	(51)	(1,215)	(454)
Income tax (provision) benefit	(208)	10	(194)	3
Net loss	(1,857)	(903)	(6,914)	(3,361)
Net income (loss) attributable to non-controlling interest	(57)	166	(110)	501
Net loss available to common stockholders	$(1,914)	$(737)	$(7,024)	$(2,860)

For the three month period ended September 30, 2023, net loss available to common stockholders increased by $1.2 million over the three month period ended September 30, 2022. This was primarily due to an increase in operating expenses of $ 476,000 on account of the business combination, a non-cash loss of $923,000 in the fair value of the convertible notes, a $223,000 loss attributable to change in the non-controlling interest, and the $218,000 change in the tax provision offset by $769,000 increase in gross profit.

For the nine month period ended September 30, 2023, net losses available to common stockholders increased by $4.2 million over the nine month period ended September 30, 2022. This was primarily due to an increase in operating expenses of $3.8 million as a result of the issuance cost of $1.2 million of the Notes and Warrants (see Note 12. Senior Secured Convertible Notes and Warrants), as well as the added general and administrative costs of GIGA in nine month period ended September 30, 2023 which were not incurred in the nine month period ended September 30, 2022,

Non-GAAP Financial Measures

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

The reconciliation of our Net loss to EBITDA and Adjusted EBITDA is as follows (In thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(1,857)	$(903)	$(6,914)	$(3,361)
Net income (loss) attributable to non-controlling interest	(57)	166	(110)	501
Net loss attributable to common shareholders	(1,914)	(737)	(7,024)	(2,860)
Depreciation and amortization	484	448	1,607	1,242
Interest and taxes	365	221	917	562
EBITDA	(1,065)	(68)	(4,500)	(1,056)

Adjustments:
Stock-based compensation	104	56	312	139
Compensation warrant issued in connection with senior secured convertible notes	—	—	859	—
Original issue discount in connection with senior secured convertible notes	—	—	333	—
Change in fair value of senior secured convertible notes, related party	49	—	111	—
Change in fair value of senior secured convertible notes	1,064	—	(1,198)	—
Change in fair value of warrants issued with senior secured convertible notes	(190)	—	1,577	—
Other income (expense)	—	(180)	—	(112)
Adjusted EBITDA	$(38)	$(192)	$(2,506)	$(1,029)

Liquidity and Capital Resources

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements included elsewhere in this filing (In thousands):

	Nine Months Ended
Category	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(5,128)	$(1,527)
Net cash used in investing activities	(211)	(4,249)
Net cash provided by financing activities	4,891	6,539
Effects of exchange rate changes on cash and cash equivalents	305	(279)
Net (decrease) increase in cash	(143)	484
.
Cash and cash equivalents at beginning of period	2,195	1,599
Cash and cash equivalents at end of period	$2,052	$2,083

Cash Flows from Operating Activities

During the nine month period ended September 30, 2023, cash used in the operating activities was $5.1 million as compared to $1.5 million for the nine month period ended September 30, 2022. The primary use of cash was to fund operations.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another, our operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the nine month period ended September 30, 2023 was $211,000 which was due to the purchase of property and equipment. Cash used in investing activities for the nine month period ended September 30, 2022 was $4.2 million which was primarily due to the Business Combination.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine month period ended September 30, 2023 was $4.9 million which was primarily due to $2.7 million proceeds from issuance of senior secured convertible notes and $1.2 million proceeds from note receivable, related party.

Liquidity

	As of
Category (In thousands)	September 30, 2023	December 31, 2022
Cash	$2,052	$2,195
Total current assets	$19,745	$19,738
Total current liabilities	$18,519	$14,031
Working Capital	$1,226	$5,707

Our primary sources of liquidity have historically been funded by AAI and in January 2023 by two other lenders who lent the Company $3 million in exchange for $3.3 million of Notes.

As of September 30, 2023, the Company has approximately $2.1 million in cash mostly in foreign countries. As a result, we have struggled to meet our payroll. Unless we are successful in securing additional financing from third parties, we believe that we will not have sufficient cash to pay the Notes, meet our working capital needs over the next 12 months and pay AAI for the principal amount owed of approximately $11.1 million and accrued interest thereon, which is due in January 2025 (not including the $774,000 due under the New Ault Note including interest). As a result of our liquidity issues, we need to raise approximately $3.0 million to meet our short-term working capital needs, not including the $4.0 million we owe on the Notes which are due on October 11, 2024. While the growth in our business as evidenced by our bookings and recent order in this quarter as well as positive cash flow from operations in the most recent quarter is encouraging, our working capital remains tight. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded. We cannot assure you we will be able to pay the Notes, have sufficient working capital or repay AAI.

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
•
Our primary user access controls (i.e. provisioning, de-provisioning, privileged access and user access reviews) to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes.
•
Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. Specifically, in connection with the preparation of our financial statements as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

Except as detailed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of September 30, 2023, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A – RISK FACTORS

The information presented below updates, and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Form S-1, as amended.

Risks Related to the Israeli War

Because we have a material subsidiary that operates in Israel, the war which began October 7, 2023 may have a material adverse effect on our future results of operations and financial condition.

Enertec, a subsidiary of the Company, is an Israeli corporation which has its offices and engineering and assembly facility located in Karmiel, Israel, which is approximately 30 kilometers from the border with Lebanon. Enertec is a material subsidiary and through September 30, 2023, approximately 39% of the Company’s revenues were derived from Enertec.

The war in Israel poses significant risks to Enertec including:

•
If Hezbollah enters the war or launches rockets into Israel, it could destroy Enertec’s facility. Enertec has no alternative facility and the cost of locating a new facility and equipping it would effectively cause it to cease operations for at least 6 months.
•
Although most of Enertec’s management and engineering and other staff are too old to serve in the military, any war-related injuries to them could result in a material adverse effect on Enertec’s operations;
•
Even if Enertec is not materially damaged by rockets, Israel has a system of bomb shelters designed to protect its citizens. To the extent Enertec’s employees are required to enter bomb shelters, it will create a material distraction and affect its ability to deliver products.
•
A prolonged war causing injuries and deaths in Israel could divert Enertec’s staff from their duties to Enertec. Further some employees have had family members killed to date and future deaths and injuries could adversely affect employees’ efforts.

If the war continues, it could have a material adverse effect on our operations and financial condition.

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

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on June 21, 1999)
3.1(a)	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 13, 2019)
3.1(b)	Certificate of Amendment of the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 27, 2022)
3.1(c)	Certificate of Determination of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 29, 2022)
3.1(d)	Certificate of Amendment of the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 27, 2022)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on June 12, 2008)
4.1	Form of Note + (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 17, 2023)
4.2	Form of Warrant + (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on October 17, 2023)
10.1	Exchange and Waiver Agreement dated as of October 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 17, 2023)
10.2

Waiver Agreement dated as of October 11, 2023 by and among Giga-Tronics Incorporated, Ault Alliance, Inc. and Ault Lending, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2023)

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

GIGA-TRONICS INCORPORATED
(Registrant)

By:

Date:	November 14, 2023	/s/ JONATHAN READ
Jonathan Read
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2023	/s/ LUTZ P. HENCKELS
Lutz P. Henckels
Chief Financial Officer (Principal Financial and Accounting Officer)