Form 10-K
period 2023-12-31
GRESHAM WORLDWIDE, INC.
filed 2024-04-15
CIK 719274

Fiscal Year 2023 to Fiscal Year 2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-14605

GRESHAM WORLDWIDE, INC.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023, was $450,280.

The number of shares of Registrant’s Common Stock outstanding as of April 10, 2024 was 7,931,602.

DOCUMENTS INCORPORATED BY REFERENCE

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

This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of risks and uncertainties due to a variety of factors, including that (i) we will continue to secure orders and backlog in 2024 and that our Giga-tronics legacy business development efforts to generate new orders will improve, (ii) we will secure adequate cash to bridge operations, (iii) the ongoing geopolitical military conflict (including, the war in Israel, the Russian war on Ukraine, tensions with China and Taiwan and other unrest in the Middle East) will continue, (iv) supply chain turmoil and inflation will continue to affect customer demand for our product offerings, (v) defense budgets for electronic technology solutions that we provide will not decrease, (vi) our key medical customer will not reduce expected orders, and (vii) those other risks and described in “Item 1A - Risk Factors” and in this Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1. BUSINESS

Gresham Worldwide, Inc., formerly Giga-tronics, Incorporated (“Gresham” or the “Company”) designs, manufactures and distributes purpose-built electronics equipment, automated test solutions, power electronics, supply and distribution solutions, as well as radio, microwave and millimeter wave communication systems and components for a variety of applications with a focus on the global defense industry and the healthcare market.

Gresham has two subsidiaries Gresham Holdings, Inc. (“Gresham Holdings”) and Microsource Inc. (“Microsource”). Gresham has also one division. Gresham is a majority-owned subsidiary of Ault Alliance, Inc., a Delaware corporation (“AAI”) and currently operates as an operating segment of AAI. Gresham Holdings has three wholly-owned subsidiaries, Gresham Power Electronics Ltd. (“Gresham Power”), Relec Electronics Ltd. (“Relec”), and Enertec Systems 2001 Ltd. (“Enertec”), and one majority-owned subsidiary, Microphase Corporation (“Microphase”). Our operations consist of three business segments:

•
Radio Frequency Solutions (“RF Solutions”) – consists of Microphase which is located in Connecticut. Microphase designs and manufactures custom microwave hardware products for military applications and generates revenue primarily through production contracts for custom engineered components and RADAR filters.
•
Precision Electronic Solutions – consists of two subsidiaries and one division. The subsidiaries are Enertec located in Israel and Microsource located in California. The division is what we call our Giga-tronics Division. Enertec develops and supplies advanced command & control, test and calibration systems for use in failsafe military and medical applications. The legacy business of Giga-tronics (the “Giga-tronics Business”) consists of Microsource, a wholly-owned subsidiary which develops and manufactures sophisticated RADAR filters used in fighter aircraft, and our Giga-tronics Division which markets “EW Test and Training”, which serves the defense electronics market with a signal generation platform.
•
Power Electronics & Displays – consists of two subsidiaries, namely Relec and Gresham Power located in the United Kingdom (the “UK”) which primarily engineer and provide integrated, mobile power electronics and display solutions that distribute and supply continuous, dependable, clean low voltage power.

We are focused on products that are getting designed in to military systems such as fighter jet, ships and ground vehicles or missiles, which provide a recurring revenue stream for years to come and eliminate competition because the cost of replacing designed in products is prohibitive for both the competition and the customer.

Gresham was incorporated in California on March 5, 1980 as Giga-tronics Incorporated. We changed our name to Gresham effective March 1, 2024. Our common stock continues to trade under the Giga-tronics name and symbol “GIGA” on the OTCQB. We have obtained shareholder approval to reincorporate in Delaware. Both our name change and reincorporation are subject to Financial Industry Regulatory Authority approval.

Business Combination

On September 8, 2022 (the “Closing Date”), we acquired Gresham Holdings. We refer to this transaction as the “Business Combination.” Pursuant to the Business Combination, the Company acquired all of the outstanding shares of capital stock of Gresham Holdings and, in exchange the Company issued AAI 2,920,085 shares of the Company’s common stock and 514.8 shares of Series F preferred stock (“Series F”) that are convertible into an aggregate of 3,960,043 shares of the Company’s common stock, subject to potential adjustments, and the assumption of Gresham’s outstanding equity awards representing, on an as-assumed basis, 749,626 shares of the Company’s common stock. AAI beneficially owns 69.6% of the Company’s outstanding shares (excluding shares issuable upon conversion of convertible notes described elsewhere in this Report). The parties had previously entered into a Share Exchange Agreement dated December 27, 2021 (the “Agreement”) for which the Company obtained the requisite stockholder approval on September 8, 2022.

In connection with the consummation of the Business Combination, Gresham Holdings was deemed to be the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805 “Business Combinations”. While we were the legal acquirer in the Business Combination, because Gresham Holdings was deemed the accounting acquirer, the historical financial statements of Gresham Holdings became the historical financial statements of the combined company, upon the consummation of the Business Combination.

We operate both within the United States (the “U.S.”) and at three locations abroad. A summary of our locations and high level review of our operations at each facility is provided in the table below:

Name	Location	Nature of Business
Corporate Headquarters	Scottsdale, Arizona	Offices
Microsource and Giga-tronics Division	Livermore, California	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing
Microphase Corporation*	Shelton, Connecticut	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing
Enertec Systems 2001 Ltd.	Karmiel, Israel	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing
Relec Electronics Ltd.	Wareham, Dorset, England UK	Offices and warehouse operations
Gresham Power Electronics Ltd.	Salisbury, Wiltshire, England UK	Offices, research and development, engineering, fabrication, sourcing, assembly, tuning and testing

*	63% owned

Our Industry

Our operations focus exclusively on the market for electronic solutions that support the defense industry and other mission critical applications, including medical technology, transportation, and telecommunication. The essential nature of these applications provides a degree of insulation from volatility associated with other segments of the global economy while accounting for stability and steady growth of the addressable market opportunities available in segments that we serve. Demand for solutions to meet these requirements continues unaffected, and in many instances increases, in times of global crisis. Total defense spending in the three countries in which we currently operate was expected to total more than an estimated $919 billion in 2023 (https://www.globalfirepower.com/defense-spending-budget.php). We sell to the militaries and defense contractors in 15 other countries as well. Overall global defense spending hit $2.1 trillion in 2023 and is expected to grow at a CAGR of 3% through 2028 with U.S. spending continuing to lead the world in the same period (ASD Reports, Global Defense Budget Analysis - Forecast to 2028). The current wars in the Ukraine and Israel and tensions with China and in the Middle East have intensified interest and investment in defense platforms throughout the UK and Europe.

We believe that the increasing emphasis on electromagnetic spectrum operations and close coordination of air, land, sea, space and cyber operations will fuel an increase in defense modernization, force protection and situational awareness, all of which will drive increased spending in procurement of components and systems to enable electronic warfare, countermeasures and unattended solutions. The Defense Electronics Market was estimated to be $220.3 billion in 2023 and is projected to reach $ 289.0 billion by 2028, at a CAGR of 5.6%. (https://www.marketsandmarkets.com/Market-Reports/defense-electronics-market-183642563.html). The drive for greater connectivity and analytics will in turn increase demand for radio frequency (“RF”) communications, power electronics and electronic control solutions content in new major military platforms, which are the core offerings of our operating units.

Thousands of companies compete in this market to deliver electronics solutions to meet defense and other mission critical applications. However, our operating units have longstanding relationships with dominant defense contractors in the U.S., in the UK, in Israel and other countries who hold contracts for major defense platforms with very long life cycles. Our customers typically have unique needs, and they engage with Gresham in funding development contracts for custom solutions. Once a solution is proven in its application, the company typically realizes a secure, recurring revenue stream for products, services and/or repairs for many years (sometimes decades) until the technology becomes outdated. Because the Company is often sole-sourced for developmental projects, it is highly unlikely that a competitor will replace such a designed-in product as the cost and re-qualification time to do so is prohibitive. These relationships enable us to narrow the field of competition considerably and grow based on repeat business with relatively low selling costs. As technology evolves, prime contractors may, over subsequent years, migrate to systems other than those we produce.

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

Our Business Strengths

We have the following core strengths that we believe give us a competitive advantage:

•
Developing and producing classified military products requiring a Sensitive Compartmented Information Facility (SCIF) and personnel with appropriate security clearances. These products are designed-in to military systems such as fighter jets, military ships and vehicles.
•
Military grade quality (AS9100), ultra-reliable technology offerings with elegant designs and precision “high touch” manufacture that stand the test of time, narrow the field of competition and command enhanced operating margins.
•
Enduring relationships with “blue chip” customers in the defense market provide stable revenue growth and reduce sales cost.
•
Substantial growth in backlog of orders with definite delivery dates for solutions engineered into long life cycle platforms that provide revenue base for years to come. Global operations expand our market opportunities, extend our operational reach and diversify our business base.

Our Strategy

Our goal is to become the supplier of choice for the major players in the defense industry and provide for solutions for mission critical applications in health care.

Our near-term strategies are focused on developing synergies as a result of the acquisition of Gresham Holdings:

•
Gresham Holdings incurred major overhead expenses being a subsidiary of a larger company. We incurred large expenses being a public company with very limited sales. We are combining the overhead functions, shrinking our leased facilities and focusing on cost reductions;
•
Consolidate duplicate functions and reduce the costs of sales, human resources, information technologies, quality management and contracts administration;
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
•
acquire designed-in products or companies. We believe there are many small well run, profitable defense contractors whose principal owner is nearing retirement which could be attractive acquisition targets;
•
attract new customers through building business development, marketing and sales infrastructure to raise market awareness and identify opportunities early in the design process;
•
take advantage of the cross-selling opportunities among our operating subsidiaries to leverage current resources;
•
enhance our geographic footprint by increasing marketing outreach, forming alliances with leading companies located in areas beyond its current reach and acquiring businesses that expand reach into other geographies.

Our Operations

We conduct our business through our subsidiaries. After the Business Combination, we aligned the operations of our subsidiaries into three key market groups as follows:

RF Solutions

Microphase focuses on designing, engineering, assembling, tuning and testing components, integrated assemblies and subsystems that detect, filter, analyze and process radio frequency, microwave and millimeter wave signals for defense applications.

Precision Electronic Solutions

In the Precision Electronic Solutions group, Enertec, and the Giga-tronics Division and Microsource focus on designing, engineering, developing and producing turnkey precision electronic solutions for mission critical applications primarily focused on defense customers and large global healthcare customers.

Power Electronics and Display Solutions

Gresham Power focuses on providing power electronics solutions to defense customers in the UK and non-U.S. countries. Relec distributes power electronics and displays for mission critical applications to customers in health care, transportation, telecommunications and industrial businesses.

A detailed description of three market groups and associated product offerings follows.

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

Microphase’s customers include the U.S. military, and contractors to the U.S. military and to militaries of other countries including prime contractors and sub-contractors. Microphase’s technology innovations are used in many significant U.S. Government defense programs, including the F-16, the F-18, the F-35, the JAS Gripen Fighter and the B-1B Bomber.

Microphase’s advanced technology products include:

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

Microphase’ revenue has grown 34% to $8.2 million in 2023 from $6.1 million in 2022.

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

Enertec delivers complete end-to-end project management with requirements definition, systems engineering, design/development, production, testing, integration, field support, maintenance and optimization. Its custom engineered solutions enable and support mission critical air, land and sea military platforms, e.g., missiles, UAVs, combat aircraft, boats, submarines, trailers and satellites. Enertec’s primary customers include the largest major defense contractor in Israel. In addition, Enertec has a strategic partnership to build and deliver solutions for the Indian military.

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

In addition, Enertec designs, develops, and provides precision equipment to calibrate cardiac catheters for a global health care products company. This business has grown to 27% of revenues in 2023 from 7% of Enertec’s annual revenues in 2021. The US healthcare provider is very satisfied with the current product and is requesting an additional product design which the customer will pay for its development.

Enertec’s offices and engineering and assembly facility are located in Karmiel, Israel, which is near the border with Lebanon. The Hezbollah, an Iranian Proxy, who is located near the Lebanese border, threatens to expand the war to Northern Israel and is increasing its rocket attacks. As such, several employees had to relocate to a more southern location to avoid attacks from the north. In addition, several employees were drafted into military service.

Enertec is a material subsidiary and through December 31, 2023, approximately 41% of the Company’s revenues were derived from Enertec.

The war in Israel poses significant risks to Enertec including possible rocket launches from Lebanon that could destroy Enertec’s facility. Enertec has no alternative facility and the cost of locating a new facility and equipping it would effectively cause it to cease operations for at least six months. If the war continues, it could have a material adverse effect on our operations and financial condition.

Enertec’s revenue has grown approximately 24% in 2023 from $12.5 million in 2022.

Giga-tronics Division

Our Giga-tronics Division designs, manufactures, and markets functional test products and integrates those test products along with third-party hardware and software to deliver solutions for evaluating and validating radar and electronic warfare product performance. The Division developed a Threat Emulation System (“TEmS”) using an agile, phase coherent wide bandwidth upconverter hosted within the compact industry standard AXIe modular platform. The TEmS solution is smaller in size, lower in cost than currently used threat simulation systems and when coupled with a tracking antenna, operates at lower power levels making it an ideal solution for outdoor installations with multiple locations for simulating integrated air defense systems.

Giga-tronics Division’s revenue has increased to $1.3 million in 2023 from $0.9 million in 2022. It currently has a $185,000 backlog.

Microsource, Inc.

Microsource’s two largest customers are prime contractors for which we developed and manufactured sophisticated RADAR filters used in fighter aircraft. Microsource serves the market for operational hardware associated with the U.S. Government’s RADAR Modernization Program for prior generation fighter aircraft (i.e., the F-15D, F-16, and F/A-18E jets) to extend their useful lives. We design these filters to operate under extreme conditions. Currently the platforms on which Microsource filter technologies are used are in various stages of product life cycle. Both F-15 and F-16 fighter jet fleets are aging out and programs are nearing end-of-life and are in maintenance and sustainment phases. This will result in reduced revenue

As a result, revenue has declined to $2.7 million in 2023. The current backlog is $336,000.

Power Electronics and Displays

Our subsidiaries in the UK design, develop, manufacture and distribute advanced electronic technology solutions which convert, regulate, purify, manage or distribute electrical power for electronic equipment. Our power solutions are intended for mission-critical defense, industrial, health care and transportation applications in, and generally convert Alternating Current (“AC”) from the power grid to Direct Current (“DC”), or modify the voltage being delivered (DC to DC). Our subsidiaries also offer standard off-the-shelf, modified-standard and purpose-built products. Although our subsidiaries sell standard products unmodified to its customers, those standard offerings are designed into specific customer product configurations in most instances. Our Power Electronics and Displays Group also designs, engineers and builds power systems and display solutions to specific customer requirements for mission critical applications in defense, medicine, transportation, telecommunications and manufacturing.

Relec

Relec develops custom, designed-in solutions for various applications ranging from light industrial to heavily ruggedized for the harshest of environments. Relec customizes product features and functionality to achieve optimum performance and service delivery for specific customer requirements. Relec currently operates in specific fields, specializing in AC-DC Power Supplies, DC-DC Converters, Displays and EMC Filters.

Relec’s revenue has grown 3% to $8.5 million in 2023 from $8.2 million in 2022.

Gresham Power

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

Gresham Power products add diversity to Gresham’s product line, provide greater access to defense customers in the UK and European markets, and strengthen Gresham’s engineering and technical resources.

Gresham Power’s revenue has declined 10% to $1.7 million in 2023 from $1.9 million in 2022.

Research and Development

In 2023, the research and development expenditures were approximately $2,827,000 or 7.4% of revenue. In 2022, the research and development expenditures were approximately $2,137,000 or 7.1% of revenue.

We are focusing our development effort on military products which require (1) the handling of classified documents and an infrastructure that is secure such as a SPIC, CMMC and ITAR compliance, and (2) personnel that has security clearance and (3) meeting the military AS9100 quality standard. In addition, we are focused on products that are getting designed in to military systems such as fighter jet, ships and ground vehicles or missiles, which provide a recurring revenue stream for years to come and eliminate competition because the cost of replacing designed in products is prohibitive for both the competition and the customer.

Our engineering and product development efforts vary with each operating subsidiary. Most of these efforts focus on designing and developing new products in connection with custom product design and modification of standard electronics offerings to provide solutions tailored to specific customer requirements. Our engineers work closely with customers and specialist partners to incorporate modifications or create custom designs for specific project requirements. The customer typically pays for such engineering services which are charged to the cost of revenue.

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

The legacy Giga-tronics Division historically has funded product development activities internally, through product line sales, or through outside equity investment and debt financing. Microsource and Microphase typically have designed, engineered and developed new product offerings in close collaboration with and funded by its customers.

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

Consolidation in the defense technology solutions market, including through mergers, acquisitions and/or strategic alliances among major primes to whom we sell our products, has the potential to intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than us to acquire other companies, technologies or products. We compete favorably on the basis of multiple factors, including product quality and reliability, technological capabilities, service, past performance, design flexibility and ability to develop and implement complex, integrated solutions customized to its customers’ needs, and cost-effectiveness. Focusing on products with relatively low volumes and high margins enables our operating subsidiaries to compete favorably on price against larger companies with much high indirect cost structures (overhead and G&A) and cumbersome internal bureaucracies. Finally, the fragmentation of the defense technology market also creates opportunities to grow through acquiring competitors and/or potential competitors.

Many competitors have substantially greater financial and marketing resources and geographic presence than we have. However, cost-effective designs, elegant engineering, a collaborative/consultative approach to managing customer relations and a long history of delivering high quality, ultra-reliable, custom designed components and subsystems have enabled us to compete effectively and carve out a defensible niche position against competitors with more resources.

Manufacturing and Testing

We fabricate components and performs product assembly, integration and testing at production facilities in Livermore, California (Microsource and the Giga-tronics Division), Shelton, Connecticut (Microphase), Karmiel, Israel (Enertec) and Salisbury, England (Gresham Power). Each of our operating business has built a robust network of trusted supply chain partners to provide components, materials and parts for assembly into products or products for resale.

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

Suppliers

Given the demanding performance requirements and challenging operating envelopes for Gresham products and the Platforms on which they’re used, component vendor selection and management is a key success factor. While substantially most of the components required to make our assemblies are available from multiple sources, we occasionally use sole source arrangements to obtain leading-edge technology or favorable pricing or supply terms, but not in any material volume. Furthermore, the longevity of the programs on which our products are used occasionally presents a parts obsolescence challenge which the Company is continuously monitoring and managing. In our opinion, the loss of any sole source arrangement we have would not materially affect our operations, though we could experience production delays as we seek new suppliers or re-design components of our products. Some suppliers are also competitors of ours. In the event a competitor-supplier chooses not to sell its products to us, production delays that could significantly affect our business could occur as we seek new suppliers or re-design components of our products.

Our operating businesses purchase electronic components, materials, parts and assemblies, including power supplies, converters, transformers, rectifiers, inverters, housings, blocks, covers, machined parts, substrates, resistors, diodes, detectors, amplifiers, integrated circuits, printed circuit boards, cables, connectors, metal work, and capacitors, from outside suppliers. We also purchase certain precious metals used in manufacturing of our products (plating, sealing, painting, finishing). We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. For defense work, our subsidiaries have built supply chain networks from sources only in the U.S. (Microphase and Microsource source exclusively from the U.S.), Enertec and Relec also source from the U.S., the UK (Gresham Power, Relec) and Israel (Enertec) with no sourcing from China. Relec does work with suppliers in China for some commercial applications.

Customers

Gresham’s defense customers include the Israeli MOD and Israel Air Industries (“IAI”), Rafael and Elbit Systems, the four major defense contractors in Israel, the United States Department of Defense (“U.S. DOD”) and major defense contractors such as BAE Systems North America, L3Harris, Boeing, Lockheed Martin, Raytheon and Sierra Nevada Corporation in the U.S., the UK Ministry of Defense including the Royal Navy, and major defense contractors in the UK and Europe, including BAE Systems PLC, Rolls Royce, Babcock and Thales, SAAB (Sweden), Indra (Spain) and Aselsan (Turkey). In addition, Enertec has a strategic partnership through IAI with Cyient to build and deliver solutions for the Indian military.

Gresham’s commercial customers include Elma GmbH, BioSense Webster, a subsidiary of Johnson & Johnson (a key Enertec customer), RS Components, Farnell, Parker Hannifin, Vanderbilt, Bombardier.

For 2023, Gresham’s two largest customers accounted in the aggregate for 40% of its consolidated revenues. The following table describes Gresham’s customer concentration as of December 31, 2023, based on the percentage of revenue during 2023:

Customer	Country	Revenue (in thousands)	% of Total Revenue
Customer A	Israel	$11,129	29%
Customer B	Israel	4,042	11%
Total		$15,172	40%

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

Our trade names, trademarks, trade secrets, customer relationships, domain names, proprietary technologies and similar intellectual property are important to our success. We rely upon a combination of trade secrets, industry expertise, confidential procedures, and contractual provisions to protect our intellectual property. We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial. It is policy to enter into confidentiality and invention assignment agreements with our employees and contractors as well as nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information.

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

We have maintained three patents related to our 2500B parametric signal generator and two patents related to the Company’s Advanced Signal Generator & Analysis product lines (ASGA platform). A third patent for the ASGA platform was recently granted.

In February 2020, the Company was granted a U.S. patent relating to its ASGA Platform. The patent describes the internal design of the Advanced Signal Generator and the Advanced Signal Analyzer (“ASGA”) along with the architecture of how the components work together to facilitate building multi-channel test systems with reduced size, weight and cost as compared to present solutions. A second patent was granted in

November 2020 describing uses of the ASGA system in high channel-count situations. A third patent application which was filed in April 2020 describing how the ASGA platform achieves its low noise performance while achieving fast frequency switching speeds was granted by the U.S. Patent and Trademark Office on May 30, 2023.

The Company has paid the U.S. Patent and Trademark Office fees to keep the patents open to allow adding new claims as they arise for continued intellectual property protection.

Operating Capital

We generally strive to maintain adequate levels of inventory and we generally sell to customers on 30-day payment terms in the U.S while allowing more time for our international customers. Typically, we receive payment terms of 30 days from our suppliers. We believe that these practices are consistent with typical industry practices. Beyond financing, our primary sources of liquidity come from customer sales, which are dependent on our receipt and shipment of customer orders.

Gresham’s liquidity was historically supported by AAI’s injection of cash consisting of contributions to capital and loans. AAI has continued to support us with $2.4 million of loans in fiscal 2023. We are seeking additional capital to fund our operations, although we may not be successful in our efforts to do so. See “Risk Factors - Risks Related to Our Financial Condition”. We will need additional capital to fund our operations, and our inability to generate or obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.”

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Our Recent Financings” for the discussion of our financing activities.

Sales and Marketing

We market our products directly to our customers and rely on internal sales forces within each of our operating subsidiaries primarily to identify leads and complete sales. We also engage independent sales representatives who are perceived to have expertise with targeted markets and/or customers. Our marketing and sales efforts target specific types of customers such as major defense contractors, manufacturers of industrial products, health care solutions and infrastructure components in transportation and telecommunications.

Corporate Chief Development Officer

Following the Business Combination, we began relying on Gresham Holdings then Chief Operating Officer to lead our sales and marketing team. Prior to that executive’s retirement in November 2023, he had recruited our Chief Development Officer whose principal role is to drive organic growth and identify prospects for further growth through mergers and/or acquisitions. We have implemented Gresham’s Hub Spot to capture and track the opportunity stream within and among the operating subsidiaries.

RF Solutions

In recent years, much of the business development effort at Microphase comes through engineer to engineer collaboration resulting into products that are designed-in to military systems, as well as our Chief Development Officer holding and maintaining most customer relationships. For the foreseeable future, the backlog of designed-in products is driving the RF Solutions business.

Precision Electronic Solutions

Much of business development and sales effort at Enertec has historically taken place at the senior executive level. The two largest customers of Enertec resulted in 98% of Enertec’s revenue in 2023. Enertec’s former Chief Executive Officer passed away in early March 2024. Our Chief Operating Officer Mr. Nissim Ovadia worked closely with Mr. Avni and has been promoted to Chief Executive Officer at Enertec. Mr. Ovadia while Chief Operating Officer was able to interface with Enertec’s key customers. Additionally, our Chief Executive Officer, Mr. Jonathan Read is the new Chairman of Enertec and is focusing additional efforts to its business. Going forward, we are hopeful that our Precision Electronic Solutions will benefit from Mr. Ovadia’s continuing effort to develop business for turnkey precision electronic solutions.

Power Electronics and Displays

The Power Electronics and Displays group has a high performing team of four sales professionals supported by a sales administrator and two inside sales professionals to continue drive new business and growth in the UK and European markets. If we can solve our liquidity issues, we plan to add more business development resources in 2024 focused specifically on defense customers for Power Electronics and Displays while the group also expands use of strategic third-party channel partners and or Manufacturer’s Representatives in the Middle East, India and Australia in 2024. These representatives will promote our products and serve as the customer interface for Power Electronics and Displays in specific parts of the world as agreed. Typically, either we or the manufacturing representatives are entitled to terminate the manufacturer representative agreement upon 30 days’ written notice.

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

Other Marketing Activities

We promote our products and solutions by attending trade shows such as the Association of Old Crows Conferences, Defense Manufacturing Conference, Land Forces Conference (Australia), Doha International Maritime Defense Exhibition & Conference (DIMDEX) Electronica (Europe), Southern Manufacturing and Electronics, and Railtex.

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

In addition to these requirements for our dealings with customers in the EU, similar regulatory mandates from the U.S., the UK and Israel apply to all our operating subsidiaries. We have structured operations to comply with these requirements and have experienced little to no impact on lead times or prices. Given the applicability of these requirements to all competitors alike, we believe that compliance has had no impact on the competitive position of any operating subsidiary.

Some of our products are subject to the International Traffic in Arms Regulation (”ITAR”), which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services and foreign production. We obtain required export licenses for any exports subject to ITAR. Compliance with ITAR may require a prolonged period of time; if the process of obtaining required export licenses for products subject to ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and operating results. Any future restrictions or charges may be imposed by the U.S. or any other foreign country. In addition, from time-to-time, we enter into defense contracts to supply technology and products to foreign countries for programs that are funded and governed by the U.S. Foreign Military Financing program.

We are also subject to heightened government scrutiny of our operations pursuant to certain of our contracts.

Security Clearances

As a U.S. Government contractor, we are required to maintain facility and personnel security clearances complying with the U.S. DOD and other Federal agency requirements. All Gresham operating companies in the U.S. maintain strict protocols for handling classified information and Confidential Unclassified Information associated with its work for the U.S. DOD. We have built within both our production facilities in Shelton, CT and Livermore, CA “Restricted Areas” certified for generating, storing and reviewing classified information. Our U.S. subsidiaries and Division also must obtain and maintain “authority to operate” equipment to perform classified work. The process to secure these authorities is long and laborious. Our U.S. subsidiaries have an experienced information security team to oversee applications to secure these authorities as well as ongoing monitoring to maintain the security of these systems.

Gresham Power works on contracts classified as “Official Sensitive” that require individual security clearances and adherence to information security protocols for receiving, handling and storing confidential information as required in the UK Official Secrets Act and its implementing regulations. Relec does not work on classified, sensitive defense work.

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

Gresham Power contracts with UK Ministry of Defense, Royal Navy or major contractors serving those agencies include standard provisions which give the customer the right to audit its performance under those contracts when they see fit. Audits are part of doing business with the government and typically focus on deliveries - on time project milestones as well as quality. The Royal Navy reviews Gresham Power pricing of services provided under support contract every 12 months for reasonableness.

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

Other Compliance Issues

In addition, we are subject to the local, state and national laws and regulations of the jurisdictions where we operate that affect companies generally, including laws and regulations governing commerce, intellectual property, trade, health and safety, the environment contracts, privacy and communications, cybersecurity, web services, tax, and corporate laws and securities laws. These regulations and laws may change over time. Unfavorable changes in existing and new laws and regulations could increase our cost of doing business and impede its growth.

Employees

As of April 15, 2024, we had a total of 179 employees located in the U.S., the UK and Israel. All but seven of these employees are employed on a full-time basis. We believe that our future success depends on our ability to attract and retain skilled personnel. Competition for skilled personnel in our markets is competitive. While our size and capital resources constrain our ability to attract and retain employees with cash compensation, we attempt to compensate for this constraint by offering opportunities for training and internal promotion. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good. From time-to-time, we may hire additional workers on an independent contractor basis as the need arises. Presently, due to its backlog and expected orders, Microphase needs to add employees in addition to its planned use of Microsource employees.

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

Risks related to our Financial Condition

•
We have doubts about our ability to continue as a going concern.

•
We have historically incurred net losses and negative cash flow and our operating results may significantly vary from quarter-to-quarter, so we may not be able to achieve or sustain profitability.
•
Because we require consents to obtain new financings, we may not be able to pursue these transactions if we cannot obtain the consents.
•
As a result of our outstanding convertible notes and related warrants, our stockholders are subject to significant future dilution.

Economic, Policy and Business Risks

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
•
The effects of Russia’s invasion of Ukraine, the war in Israel and tensions elsewhere in the world on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon the capital markets.
•
We must replace the former Chief Executive Officer of Gresham Power and hire a new Chief Financial Officer for Enertec.
•
If the inflationary pressures in the US. and elsewhere where we operate continue, we could experience reduced margins and lose future business.

Sales, Business Development and Competitive Risks

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
•
If we are unable to monetize our legacy Giga-tronics business, we may be required to discontinue its business.

Performance and Operational Risks

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

Risks Related to our Foreign Operations

•
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

Regulatory and Compliance Risks

•
Our businesses are subject to government procurement laws and regulations.
•
If we fail to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, or allegations of such failure, it could have a material adverse effect on our business, financial condition and operating results.
•
If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover additional material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Risks Related to the Ownership of our Common Stock

•
Because of limited volume of our common stock, you may not be able to sell many shares without depressing the price.
•
Our stock price may be volatile, which could result in substantial losses to investors and litigation.
•
The rights of the holders of common stock may be impaired by the potential additional issuance of preferred stock.
•
Because our shares of common stock are subject to the penny stock rules, it is more difficult to buy our shares.
•
We do not anticipate paying any dividends on our common stock for the foreseeable future.

Risks Related to our Financial Condition

We have doubts about our ability to continue as a going concern.

We believe that there is doubt about our ability to continue as a going concern because we have incurred recurring net losses and we have not been able to procure funding for our negative cashflows. Convertible notes issued to two lenders mature in October 2024 and convertible notes issued to AAI mature in January 2025. Our inability to continue as a going concern could have a negative impact on the Company, including our ability to obtain needed financing, and could adversely affect the trading price of our common stock.

We have historically incurred net losses and negative cash flow and our operating results may significantly vary from quarter-to-quarter, so we may not be able to achieve or sustain profitability.

For the years ended December 31, 2023 and 2022, Gresham reported revenue of $38.0 million and $30.3 and net losses of $15.3 million and $18.4 million, respectively. We expect to continue to incur substantial expenditures to develop and market our products and services and we could continue to incur losses and negative operating cash flow in the near future. As the result of our lack of working capital, we face a number of challenges:

•
We have been unable to make installment payments to an investment banker we hired to re-finance our indebtedness. As a result, this party will not provide any further services;
•
Other service providers have not been paid and have cut back or no longer provide services;
•
We owe senior management $112,000 in back salaries and $11,000 on credit cards; and
•
We owe our Chief Financial Officer $50,000 due to our inability to repay interim the loan he made last year. We also owe our Audit Committee Chairman $74,500 in accrued fees which AAI has agreed to pay over time.

In addition, our operating results have in the past been subject to quarter-to-quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in our customers’ budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other concerns can create corresponding fluctuations in period-to-period revenue, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenue in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, have been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results for such quarter. It is possible that, in some quarters, our operating results will be below the expectations of public market analysts or investors. Finally, supply chain issues have in the past and may in the future affect future quarters.

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

Because we require consents to obtain new financings, we may not be able to pursue these transactions if we cannot obtain the consents.

We issued AAI Series F preferred stock and common stock upon the consummation of the Business Combination. The term of the Series F contains negative covenants that apply such as incurring indebtedness of $1,000,000 in any individual transaction or $2,500,000 in the aggregate, or acquiring any business in which the aggregate consideration payable by us is $1 million or more. In addition, if we issue further equity, subject to exceptions for certain excluded securities, such limited issuances pursuant to equity incentive plans, AAI will have the right to purchase additional equity to maintain its ownership interest. Even if AAI fully converts the Series F into shares of our common stock, the Convertible Notes that we issued in connection with the AAI Financing and the transaction documents that we entered into in connection with our January 2023 sale of Senior Secured Convertible Notes with the two investment funds contain substantially similar covenants that are included in the Series F. These provisions could limit our ability to raise capital or make future acquisitions, particularly larger acquisitions. For more information about these negative covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Our Financings.”

As a result of our outstanding convertible notes and related warrants, our stockholders are subject to significant future dilution.

As of April 8, 2024 we had $18.2 million in outstanding indebtedness evidenced by convertible notes which are convertible into 72.9 million shares of our common stock, subject to possible increases, and 2 million warrants exercisable for nominal consideration. Because of our cash needs, we will have to engage in a new financing or modify of our existing financings. Any new financing or modification may be even further dilutive to our stockholders. Further, the convertible notes have price protection so if we enter into a new financing with a lower conversion or exercise price, those instruments will automatically be adjusted resulting in further dilution.

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

The defense programs may compete with other policy needs, which may be viewed as more necessary. For example, budget and appropriations decisions made by the governments of the U.S, the UK and Israel are outside of our control and have long-term consequences for its business. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, and the purchase of our products could be superseded by alternate arrangements. The current prolonged delay in providing new aid to Ukraine and Israel are evidence of the political uncertainties. While defense budgets in countries around the world have generally increased, there can be no assurance that such increases will continue for the foreseeable future. A change in government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total defense spending, could have material adverse consequences on our future business.

If our reputation or relationships with the governments of the U.S., the UK or Israel or the limited number of defense contractors with whom we work were harmed, our future revenues and cash flows would be adversely affected.

Gresham derives most of its revenue from the governments of the U.S., the UK and Israel as well defense contractors across the world that supply those countries and their allies. Our reputation and relationships with various government entities and agencies, in particular with the U.S. DOD and Ministries of Defense in the UK and Israel, and the limited number of defense contractors serving these agencies, are key factors in maintaining and growing these revenues and winning bids for new business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation or relationships with government agencies were to be negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our financial condition and results of operations could be adversely affected.

Because we engage in fixed fee contracts with our customers, we face pressure on our gross profit margins and operating costs from inflation.

Our financial condition, results of operations, and liquidity may be negatively impacted by increased levels of inflation. We are not able to predict the timing and effect of inflation, or its duration and severity. Inflation may cause our costs to purchase inventory to be higher than we planned, and reduce our gross profit margins. Also inflation tends to increase our compensation and other costs. Because of the fixed price contracts we enter into,we may not be able to sell our products to our customers at correspondingly increased prices to cover the impact of inflation, resulting in decreased profit margins.

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

The effects of Russia’s invasion of Ukraine, the war in Israel and tensions elsewhere in the world on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon the capital markets.

Russia’s invasion of Ukraine, the war in Israel and tensions with China and Iran have created increased uncertainty in the capital markets and caused in part increased inflation. This may make it more difficult for us to raise capital and the result may be more expense and dilution. We cannot predict how these factors will affect the capital markets, but the impact may be adverse and may delay or prevent us from completing future financings or make any financings.

If the inflationary pressures in the U.S. and elsewhere where we operate continue, we could experience reduced margins and lose future business.

While the inflation rate is lower than it had been, the current inflationary pressures are affecting our gross profit margins particularly since we have lacked the capital to accumulate material inventory. Most of our contracts (except with Relec) are fixed price, which reduces our margins when inflation occurs. Reducing our selling prices results in further reduction of our margins. This customer pricing pressure may also result in the loss of contracts and/or future business. Finally, we are experiencing rising labor and other costs which may further increase our losses.

If we lose key personnel, it could have a material adverse effect on our financial condition, results of operations, and growth prospects.

Our success will depend on the continued contributions of key officers and employees. The loss of the services of key officers and employees, whether such loss is through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on our financial condition, results of operations, and growth prospects. In November 2023, our Chief Operating Officer retired. He was a key employee, and he is not being replaced as his duties have been assumed by our Chief Technology Officer. While we believe the replacement of Enertec’s former Chief Executive Officer by its Chief Operating Officer will not have a material adverse effect, it is possible that our expectations will be proved to be incorrect. Further, Gresham Power’s Chief Executive Officer passed away in March 2024. With Gresham Power, the loss of Ms. Karen Jay must be viewed against its declining business. We are uncertain whether we will be able to replace her.

Our success will depend on the continued contributions of key officers and employees. The loss of the services of key officers and employees, whether such loss is through resignation or other causes, or the inability to attract additional qualified personnel, could have a material adverse effect on our financial condition, results of operations, and growth prospects. In November 2023, our Chief Operating Officer retired. He was a key employee, and he is not being replaced as his duties have been assumed by our Chief Technology Officer. The loss of Zvika Avni, Enertec’s Chief executive Officer, due to illness who managed our Israeli operations in the past, could also materially harm our business.

We do not know if the loss of key employees will result in any adverse effects. However, if we were to lose Jonathan Read, Robin Shaffer, Sean Lyle and/or Lutz Henckels, our Chief Executive Officer, Chief Operating Officer, Chief Development Officer and Chief Financial Officer respectively, or Nissim Ovadia, Enertec’s Chief Executive Officer, our business would be materially and adversely affected.

Our sales and profitability may be affected by changes in economic, business and industry conditions.

If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their orders. In this regard, it was reported in February 2024 that the UK, where we have two subsidiaries, has entered a recession. In this environment, our customers may experience financial difficulty, reduce operations and fail to budget or reduce budgets for the purchase of our products. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the defense electronics sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

•
Political factors, which result in a reduction of defense expenditures;
•
The end of the Russian war in Ukraine, the end of the war in Israel, stability in the Middle East or easing of tensions in Asia;
•
Gas shortages and environmental issues which divert defense expenditures in the UK;
•
The introduction and market acceptance of new technologies, products and services including artificial intelligence;
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

Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:

•
changes in the demand for our products and services;
•
changes in the timing of desired customer deliveries;
•
the availability of working capital;
•
our ability to deliver on new product developments and introductions on a timely basis;
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

Most of our current product and service offerings are directed towards the defense marketplace, which has a limited number of customers. If the defense market demand decreases, our sales may be less than projected with a resulting decline in revenues. As a result, our business depends upon continued U.S., Israeli, UK and other countries’ government expenditures on defense systems for which we provide support. Our business, prospects, financial condition, operating results, and the trading price of our common stock could be materially harmed, among other causes, by the following:

•
Budgetary constraints, including mandated automatic spending cuts, affecting across-the-board government spending, or specific agencies in particular, and changes in available funding
•
A shift in expenditures away from defense programs that we support
•
U.S. government shutdowns due to, among other reasons, a failure by elected officials to fund the government and other potential delays in the appropriations process
•
Delays in the payment of our invoices by government payment offices; and
•
Changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to conditions, such as emergency spending, that reduce funds available for other government priorities. The UK economy is now in a recession.

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

We operate in an industry that is generally characterized by intense competition. Our competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the government with whom we enter into contracts with and will continue these efforts in the future, and the governments may choose to use other contractors. We believe that the principal competitive factors in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and, therefore, could reduce our profitability. Additionally, as we are seeing with Microsource, the U.S. military’s decision to discontinue ordering certain aircraft where Microsource acts as a supplier, results in our loss of orders.

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

The markets for some of our products (such as our commercial products in the UK) are also subject to specific competitive risks because these markets are highly price sensitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce revenue and increase losses. Failure to anticipate and respond to price competition may also further reduce our revenue and increase our losses.

If we are unable to monetize our legacy Giga-tronics Division, we may be required to discontinue its business.

During the last two years the EW Test business has generated approximately $1.1 million per year in revenue despite the fact that we have spent over $26.0 million towards its development. We have a very small backlog for our EW test products as of the date of this Report. Accordingly, if we are unable to monetize our EW business, we may be forced to liquidate our remaining inventory and discontinue its operations.

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

Our performance and future success largely depends on its continuing ability to identify, attract, train, retain and motivate qualified personnel, including its management, sales and marketing, finance and in particular its engineering, design and technical personnel. For example, we currently have a limited number of qualified personnel for the assembling, tuning and testing processes. Members of our technical staff are nearing retirement, and it may be difficult to replace them, given their experience and expertise. To the extent skilled engineering and manufacturing personnel can be beneficially utilized across divisions, the Company will look to do so. In addition, we will need additional staff to drive Microphase’s forecasted growth and to allow Enertec to handle more large orders. Further Entertec’s recruiting efforts are challenged by the war in Israel and the priority of the military. We do not know whether we can expand our workforce as needed. Our engineering, design and technical personnel represent a significant asset. The competition for qualified personnel in the defense industry in the U.S., UK and Israel is intense and constrains our ability to attract qualified personnel. The loss of the services of one or more of our key employees, especially our key engineering, design and technical personnel, or its inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

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

Our EW test and training platform has been a primary product development focus for the legacy Giga-tronics Division for the last several years. Presently, this product has no backlog. However, delays in completing its initial development, together with early design and manufacturing issues and longer than anticipated sales cycles have contributed to our inability to generate material sales. Additionally, the average selling price of our EW test and training system is considerably higher than our prior general-purpose test and measurement products, which requires additional internal approvals on the part of the customer and generally leads to longer sales cycles. Our financial condition may also cause potential customers to delay, postpone or decide against placing orders for our products. Continued longer than anticipated sales cycles in the future, or delays in production and shipping volume quantities, could have a material adverse impact on our operating results and liquidity.

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
•
subject us to claims for breach of contract, damages, credits, penalties or termination; and
•
damage our reputation with its customers and the U.S, the UK and Israel, and the public generally.

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

Microsource and our Giga-tronics Division are located in the San Francisco Bay Area near known earthquake fault zones and is vulnerable to significant damage from earthquakes. We are also vulnerable to other natural disasters, epidemics, such as COVID-19, and other events that could disrupt our operations that may be beyond our control. In addition, the war in Israel make our Enertec facility vulnerable to rocket attacks and potential invasion because it is located near the Lebanese boundary.We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operating results, cash flows and success as an overall business.

Supply chain disruptions and our inability to procure necessary component parts for our products have materially and adversely affected our results of operations and could materially and adversely affect our results of operations in the future.

We manufacture some components for our products, but we rely on subcontract manufacturers to supply components for many of our product offerings. Our reliance upon such subcontract manufacturers involves several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components, unfavorable currency exchange fluctuations, and continued inflationary pressures on many of the raw materials used in the manufacturing of our products. On occasion, particularly with more complex video and filter assemblies, we may experience parts availability/shortage issues resulting from lower-than-expected production yields, necessitating faster and unexpected use of components planned for later ordering periods and thus causing shortages. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, the inability of our subcontract manufacturers to procure raw materials, the loss of key assembly subcontractors, difficulties associated with the transition to our new subcontract manufacturers or other factors, we could experience lost revenue, increased costs, and delays in, or cancellations or rescheduling of, orders or shipments, any of which would materially harm our business.

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

Our operating companies typically depend upon a limited number of major customers to generate a significant portion of its revenue. For the years ended December 31, 2023 and 2022, Enertec derived approximately to 98% and 89%, respectively, of its revenues from two customers. In each of those years, 75% and 45% of Microphase’s revenues came from the same three customers. However, there is no assurance that the customers, which account for the great proportion of sales in our operating companies will continue placing further orders beyond the backlog orders on hand now. Among the factors that affect future orders are:

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

We are experiencing growth in our business with our increase in revenue in 2023 and expected increase this year. This growth will place significant demands on our management, operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage our growth, we must continue to improve our operational, financial and management controls and reporting systems and procedures. These systems improvements may require significant capital expenditures and management resources including hiring a full-time comptroller. Failure to implement these improvements could hurt our ability to effectively manage our growth and would in its turn have a material adverse impact on our business and future operating results.

Our strategic focus on purpose-built electronics solutions and concurrent cost reduction plans may be ineffective or may limit our ability to compete.

We devote significant resources to developing and manufacturing designed-in electronics solutions for our customers. Each product typically represents a uniquely tailored solution for a specific customer’s requirements. Failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers. Moreover, changes in market conditions and changes in the needs and requirements of our customers may affect their purchasing decisions. The loss of one or more of our significant custom electronics solution customers could have a material adverse impact on our revenue, business or financial condition.

We have implemented a series of initiatives designed to increase efficiency and reduce costs. While we believe that these actions will have a positive impact, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. Early in 2024, we implemented a reduction in force and reduction in office space in our U.S. operations. We may be forced to take additional cost-reducing initiatives, including those involving personnel, which may negatively impact our results of operations due to severance and other related costs. In addition, there is the risk that such measures could have long-term adverse effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products or services, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for its solutions increases and limiting our ability to hire and retain key personnel. These circumstances could adversely affect our operating results.

A significant portion of our contracts are fixed-price contracts that could subject us to losses in the event of cost overruns or a material increase in inflation.

We negotiate most of our contracts on a fixed-price basis which allows us to benefit from cost savings but also subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts, because we assume the entire cost burden. If our initial estimates are incorrect, we can lose money on these contracts. Government contracts can expose us to potentially large losses because the government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of our replacement by another provider regardless of the size or foresee ability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us. The U.S., the UK and the Israel are experiencing a significant increase in inflation, which could have a significant adverse impact on the profitability of these contracts. Furthermore, if we fail to meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Cost overruns could have an adverse impact on our operating results.

Many of our operating companies purchase a significant amount of their components and products outside of the countries in which they operate.

With the exception of Microphase, Microsource and the Giga-tronics Division which source all of their components from U.S. suppliers, and Enertec which sources most of its parts in the U.S., we purchase a majority of our components from foreign manufacturers. In addition, we have a substantial majority of our commercial products assembled, packaged, and tested by subcontractors located outside the U.S. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in social, political, pandemic, or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on our business and operating results.

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

Enertec, a subsidiary of the Company, is an Israeli corporation which has its offices and engineering and assembly facility located in Karmiel, Israel, which is near the border with Lebanon. Enertec is a material subsidiary and through December 31, 2023, approximately 41% of the Company’s revenues were derived from Enertec.

The war in Israel poses significant risks to Enertec including:

•
If Hezbollah enters the war or continues launching rockets into Israel, it could destroy Enertec’s facility. Enertec has no alternative facility and the cost of locating a new facility and equipping it would effectively cause it to cease operations for at least six months.
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
•
As the war continues, there has been increasing friction between Israel and the U.S. as the U.S. seeks to pressure Israel to enter into a ceasefire. If this were to result in reduced U.S. aid for Israel, it is possible that Enertec’s business could be adversely affected.

In addition, Israel-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries, including Iran, since Israel’s establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved as these countries are opposed to Israel’s continuing the war. Wars and acts of terrorism have resulted in significant damage to the Israeli economy, including reducing the level of foreign and local investment.

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

Certain number of Enertec’s officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. All Israeli citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service. These military service obligations could have a disruptive impact on our business, if hostilities develop in the future, which may adversely affect our business.

We depend on international sales for a material portion of our revenue.

Sales to customers outside of North America accounted for more than two thirds of our net revenue for the years ended December 31, 2023 and 2022, respectively. We expect that international sales will continue to represent a material portion of our total revenue. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. These risks include the following:

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
•
risks relating to the trade protection regulations and measures in the U.S. or in other jurisdictions;
•
limitations on our ability to reinvest earnings from operations derived from one country to fund the capital needs of its operations in other countries;
•
limited or potentially unfavorable intellectual property protection; and
•
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar applicable laws and regulations in other jurisdictions.

International sales are also subject to the export laws and regulations of the U.S. and other countries. Further, our subsidiaries in the U K and Israel are subject to local regulation which may increase our costs.

Any one or more of these factors could increase our costs and adversely affect our results of operations.

A material portion of our revenue and expenses is denominated in foreign currencies, so fluctuations in exchange rates could have a material adverse effect on our operating results.

We face foreign exchange risks because a significant portion of our revenue and expenses is denominated in foreign currencies. Further, some suppliers to Enertec and Relec require payment in U.S. dollars, which also exposes us to risk. Generally, U.S. dollar strength adversely impacts the translation of the portion of our revenue that is generated in foreign currencies into the U.S. dollar. For the years ended December 31, 2023 and 2022, a substantial portion of our revenue was denominated in currencies other than U.S. dollars. Our results of operations could also be negatively impacted by a strengthening of the U.S. dollar as a large portion of our costs are U.S. dollar denominated. We also have foreign exchange risk exposure with respect to certain of its assets that are denominated in currencies other than the functional currency of its subsidiaries, and its financial results are affected by the re-measurement and translation of these non-U.S. currencies into U.S. dollars, which is reflected in the effect of exchange rate changes on cash, cash equivalents, and restricted cash on the consolidated statements of cash flows. Strengthening of the U.S. dollar could materially and adversely affect our results of operations and financial condition. For the year ended December 31, 2023 we had a gain from foreign currency exchange adjustment of $74,000 and for the year ended December 31, 2022 we had a gain from foreign currency exchange adjustment of $45,000.

Legal Risks

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete, and our products could infringe upon the intellectual property rights of others, resulting in claims against us, the results of which could be costly.

Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws and contractual obligations, these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings, which would be costly and would divert our resources from the development of our business. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may become subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, require us to reengineer or cease sales of our products or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from selling our products in the U.S. or abroad.

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

Interference proceedings filed by third parties or brought by us may be necessary to determine the priority of inventions regarding our patents or patent applications or those of our partners or licensors. An unfavorable outcome could require us to cease using the related technology or to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may cause us to incur substantial costs and distract the attention of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.

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

We are subject to various anti-bribery, anti-corruption, anti-money laundering laws, including the FCPA, the U.S. Travel Act, and the USA PATRIOT Act. In addition, we are subject to the UK Bribery Act 2010, the Proceeds of Crime Act 2002, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 1977, the Israeli Prohibition on Money Laundering Law–2000, and possibly other similar laws in countries outside of the U.S. in which we conduct our business or seek to sell our products. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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

Some of our products are subject to ITAR, which is interpreted, enforced and administered by the U.S. Department of State. ITAR regulation controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production. Any delays in obtaining the required export, import or trade licenses for products subject to ITAR regulation and rules could have a material adverse effect on our business, financial condition, and/or operating results. In addition, changes in U.S. export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the U.S. or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, Gresham has entered into contracts with the Israeli MOD which were governed by the U.S. Foreign Military Financing program (“FMF”). Any such future sales would be subject to these regulations. Failure to comply with FMF rules could subject us to investigations that could lead to civil, administrative and possible criminal prosecution, which have a material adverse effect on its financial condition, operating results and/or prospects for obtaining future government business. Failure to comply with ITAR or FMF rules could also have a material adverse effect on our financial condition, and/or operating results.

We are also required to obtain export licenses before filling foreign orders for many of our products that have military or other governmental applications. The U.S. Export Administration regulations control technology exports like our products for reasons of national security and compliance with foreign policy, to guarantee domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Thus, any foreign sales of our products requiring export licenses must comply with these general policies. Compliance with these regulations is costly, and these regulations are subject to change, and any such change may require us to improve our technologies, incur expenses or both in order to comply with such regulations.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover additional material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting.

We have noted the following deficiencies that we believe to be material weaknesses:

•
At December 31, 2023, we did not have sufficient resources in our accounting function, which restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner.
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

While we want to begin remediating these material weaknesses, our management has been distracted with our liquidity concerns. When we can obtain the cash resources, we expect to increase our accounting staff. With our recent reductions of employees, we did not lay off any accounting personnel. However, our vice president of finance who acted as our comptroller resigned last year and we must replace him. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Risks Related to the Ownership of Our Common Stock

Because of limited volume of our common stock, you may not be able to sell many shares without depressing the price.

There has been a relatively illiquid public market for our common stock on the OTCQB. The average daily trading volume of our shares of common stock during 2023 was approximately 9,250 shares and during 2024 through the date of the Report was approximately 1,700 shares. Accordingly, you may not be able to trade a large amount of our common stock without depressing the price. Further, the low market cap may impede our ability to solve our liquidity issues and prevent us from listing our common stock on a national securities exchange.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

•
the results of operating and financial performance and prospects of Gresham and other companies in our industry;
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
•
changes in government policies in the U.S. and, as our international business increases, in other foreign countries;
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
•
arrival and departure of key personnel;
•
sales of common stock by us, our investors or members of our management team; and
•
changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from natural or man-made disasters or the banking crisis.

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

The rights of the holders of common stock may be impaired by the potential additional issuance of preferred stock.

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

Because our shares of common stock are subject to the penny stock rules, it is more difficult to buy our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Unless we are listed on the NYSE American, or the Nasdaq Stock Market or if the price of our common stock is less than $5.00 (as it is now), our common stock will be a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty buying their shares. Also it is increasingly harder for stockholders to deposit penny stock with broker-dealers which may discourage others from buying our common stock.

We do not anticipate paying any dividends on our common stock for the foreseeable future.

We have not paid any dividends on our common stock to date, and we do not anticipate paying any such dividends in the foreseeable future. We anticipate that any earnings will be retained to finance the implementation of our operational business plan and expected future growth.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our management actively oversees our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and stakeholder expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. We have established and maintain a Cybersecurity Maturity Model Certification (“CMMC”) compliance program and are working to meet all applicable deadlines. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s investment in people and technologies have contributed to a culture of continuous improvement that has put the Company in a position to protect against potential compromises and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

At a high level, the key objectives for the Company’s cybersecurity program are to implement and sustain effective security controls to stop intrusion attempts and to maintain and continuously improve its ability to respond to attacks and incidents. Success in achieving these objectives relies upon using quality technology solutions, cultivating and maintaining a team of skilled professionals, and improving processes continuously. Our cybersecurity program in particular focuses on the following key areas:

Risk Assessment: At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known information security vulnerabilities, and information from external sources, including reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants. The results of the assessment are used to develop initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader Company-wide risk assessment that are then reported to our members of management.

Technical Safeguards: We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning: We have established comprehensive incident response and recovery plans that guide our response in the event of a cybersecurity incident. We continuously test and evaluate the effectiveness of those plans.

Vendor Risk Management: We have implemented a vendor risk management program, which is designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of on-boarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers in response to detailed questionnaires and meetings as well as information from third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate. Contract language, purchasing decisions, and/or technology implementation strategies are frequently adjusted as a result of this process.

Education and Awareness: Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. As part of that educational process, we periodically simulate cybersecurity threats to the Company and review/assess employee responses. In this regard, the Company has implemented policies and procedures for all employees including: (i) information security/cybersecurity policies, which are internally available for all employees, (ii) information security/cybersecurity awareness training; (iii) a clear escalation process which employees can follow in the event an employee notices something suspicious; and (iv) ensuring that information security/cybersecurity is part of the employee performance evaluation and/or disciplinary process.

ITEM 2. PROPERTIES

Our principal executive offices are located in an executive suite in Scottsdale, Arizona. We maintain a large facility with marketing, sales, and engineering offices and manufacturing departments in a 20,595 square foot facility in Livermore, California, which we have occupied since March 2024. We also lease an additional 32,000 square foot facility in Shelton, Connecticut.

In addition, we lease facilities internationally. In September 2010, Gresham Power entered into a long term lease for its 25,000 square-foot facility in Salisbury, UK, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration. Gresham Power’s lease expires in September 2024. Further, in June 2021, Enertec entered into a five-year lease with an option to extend the lease for an additional five-year term for its 32,900 square-foot facility in Karmiel, Israel, where it manufactures specialized electronic systems for the Israel military market and medical systems for a multinational pharmaceutical company. In July 2020, Relec entered into a 10-year lease for its 7,490 square-foot facility in Dorset, UK, where it markets and distributes power electronics and display solutions for mission critical rail, industrial, medical, telecoms and military applications.

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

We currently anticipate that our current leased spaces will be sufficient to support our current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, we are subject to various claims and legal proceedings that arise in the ordinary course of business. We accrue for losses related to litigation when a potential loss is probable and the loss can be reasonably estimated.

As of the date of the Report, we were not party to any material legal proceedings for which a loss was probable or an amount was accrued.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCQB using the symbol “GIGA”. The number of record holders of our common stock as of April 8, 2024 was 94. A significantly larger number of stockholders may be “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Dividend Policy

We have not paid cash dividends on our common stock in the past and have no current plans to do so in the future, believing our available capital is best used to fund our operations, including product development and enhancements.

Recent Sales of Unregistered Equity Securities

Not applicable

Equity Compensation Plan Information

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2023:

		No. of securities to be	Weighted Average
	No. of restricted stock	issued upon exercise of	exercise price of
	units and awards	outstanding options	outstanding options
Plan Category	outstanding	(a)	(b)
2023 Equity Incentive Plan	249,875	483,093	$2.97
2018 Equity Incentive Plan	5,000	200,572	$4.22
2005 Equity Incentive Plan	—	43,401	$6.12
Total	254,875	727,066	$3.50

Issuer Repurchases

We did not repurchase any of our equity securities during the years ended December 31, 2023 and 2022.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gresham designs, manufactures and distributes purpose-built electronics equipment, automated test solutions, power electronics, supply and distribution solutions, as well as radio, microwave and millimeter wave communication systems and components for a variety of applications with a focus on the global defense industry and the healthcare market.

Gresham has two subsidiaries Microsource and Gresham Holdings. Gresham is a majority owned subsidiary AAI and currently operates as an operating segment of AAI. Gresham Holdings has three wholly-owned subsidiaries, Gresham Power, Relec, and Enertec, and one majority owned subsidiary, Microphase. Our operations consist of three business segments:

•
Radio Frequency Solutions – consists of Microphase which is located in Connecticut. Microphase designs and manufactures custom microwave hardware products for military applications and generates revenue primarily through production contracts for custom engineered components and RADAR filters.
•
Precision Electronic Solutions – consists of one subsidiary and one division, namely Enertec located in Israel and what we call our Giga-tronics Division. Enertec develops and supplies advanced command & control, test and calibration systems for use in failsafe military and medical applications. The Giga-tronics Business consists of Microsource, a wholly-owned subsidiary which develops and manufactures sophisticated RADAR filters used in fighter aircraft, and our “EW Test and Training” Division, which serves the defense electronics market with a signal generation platform. We refer to this later business as our “Giga-tronics Division”.
•
Power Electronics & Displays – consists of two subsidiaries, namely Gresham Power and Relec located in the UK which primarily engineer and provide integrated, mobile power electronics and display solutions that distribute and supply continuous, dependable, clean low voltage power.

We are focused on products that are getting designed in to military systems such as fighter jet, ships and ground vehicles or missiles, which provide a recurring revenue stream for years to come and eliminate competition because the cost of replacing designed in products is prohibitive for both the competition and the customer.

Recent Trends and Uncertainties

We are in the process of aggressively managing our cash flow and reducing our expenses. As part of this endeavor, in March 2024 we implemented a reduction in our work force and recently moved to a smaller facility in California. We continue to have working capital issue. See “Risk Factors”.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. In reading and understanding this discussion of results of operations, liquidity and capital resources, you should be aware of key policies, judgments and assumptions that are important to the portrayal of financial conditions and results.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 3 of Notes to the Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Revenues are reported in operating results based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenues recorded as the costs are incurred. Each month management reviews estimated contract costs through a process of aggregating actual costs incurred and estimating additional costs to completion based upon the current available information regarding labor, outside services, materials, overhead costs, and status of the contract. The effect of any change in the estimated gross margin rate for a contract is reflected in revenues in the period in which the change is known. Provisions for the full amount of anticipated losses on contracts are made in the period in which they become determinable.

Significant judgment is used in evaluating the financial information for certain contracts to determine an appropriate budget and estimated cost. The Company evaluates this information continuously and bases its judgments on historical experience, design specifications, and expected costs for material and labor.

Results of Operations

Revenue

The allocation of net revenue was as follows for the periods shown (in thousands):

	Year Ended
Segment	December 31, 2023	December 31, 2022	$ Change	% Change
Precision Electronic Solutions	$19,592	$13,950	$5,642	40%
Power Electronics & Displays	10,039	10,175	(136)	(1)%
RF Solutions	8,195	6,130	2,065	34%
Total	$37,826	$30,255	$7,571	25%

The Precision Electronic Solutions group generated net revenue of $19.6 million during the year ended December 31, 2023, a 40% increase over the same period in the prior year. The increase was primarily due to an increase of $2.5 million in revenue from Enertec’s defense business as well as the addition of $2.5 million of the Giga-tronics Division and Microsource revenue.

The Power Electronics & Displays group was largely unchanged for the year ended December 31, 2023 in comparison to the year ended December 31, 2022.

The RF Solutions group recognized a 34% increase in revenue by Microphase largely due to $1.7 million in shipments to a new customer.

Backlog*

The following table shows order backlog and related information at the end of the respective periods (in thousands):

	As of
Segment	December 31, 2023	December 31, 2022	$ Change	% Change
Precision Electronic Solutions	$11,575	$11,682	$(107)	(1)%
Power Electronics & Displays	6,689	8,890	(2,201)	(25)%
RF Solutions	12,982	10,125	2,857	28%
Total	$31,246	$30,697	$549	2%

*Backlog represents orders to be fulfilled including bookings prior to the the year ended December 31, 2023

Backlog as of December 31, 2023 increased 2% compared to December 31, 2022.

The Power Electronics & Displays group experienced a 25% decline in backlog primarily due to a 68% decline in bookings at Gresham Power and a 26% decline in bookings at Relec.

The RF Solutions group experienced a 28% increase in backlog primarily due to orders totaling $5.5 million received from one prime contractor in calendar 2023.

Cost of revenue and gross profit were as follows for the periods shown (in thousands):

	Year Ended		Year Ended
Segment	December 31, 2023	% of Segment Revenue	December 31, 2022	% of Segment Revenue
Precision Electronic Solutions	$15,401	79%	$10,632	76%
Power Electronics & Displays	6,791	68%	6,651	65%
RF Solutions	5,886	72%	4,497	73%
Total cost of revenue	$28,078	74%	$21,780	72%

Gross profit	$9,748	26%	$8,475	28%

Gross profit was $9.8 million or 26% of revenue for the year ended December 31, 2023, in comparison to $8.5 million or 28% for the year ended December 31, 2022. The primary reason for the low 26% gross margin was due to the Giga-tronics Business, which had very low revenues of $4.0 million in 2023 causing negative gross margins due to fixed overheads and variable costs which did not reduce proportionally to revenue. Excluding the Giga-tronics Business, gross margins were 30.5% in 2023.

Operating expenses were as follows for the periods shown (in thousands):

	Year Ended
Category	December 31, 2023	December 31, 2022	$ Change	% Change
Selling and marketing and general and administrative	$14,681	$12,255	$2,426	20%
Research and development	2,918	2,137	781	37%
Impairment of goodwill	3,172	10,459	(7,287)	(70)%
Impairment of intangibles	1,525	—	1,525	—%
Total	$22,296	$24,851	$(2,555)	(10)%

Total operating expenses decreased 10% or $2.6 million for the year ended December 31, 2023 with lower non-cash impairment charges as compared to the year ended December 31, 2022. Research and development expenses increased by 32% primarily due to the Giga-tronics Business, which incurred $1.28 million in research and development expenses for the year 2023 as compared to $403,000 for the period of September 8, 2022 to December 31, 2022.

Selling, general and administrative expenses increased by 21% primarily due the issuance cost of $1.2 million of the Notes and Warrants (see Note 13. Senior Secured Convertible Notes and Warrants), as well as the added general and administrative costs of the Giga-tronics Business in 12-month period ended December 31, 2023 as compared to the period of September 8, 2022 to December 31, 2022.

The Company determined that the goodwill of $3.2 million and the intangibles of $1.5 million associated with the Microphase business was impaired due to a poor fourth quarter in 2023 and continued losses over a 5-year period and the Company recorded these non-cash impairments within operating expenses for the year ended December 31, 2023.

Microphase’s business has rebounded with the revenue for the first quarter increasing by 25% sequentially. With a backlog of approximately $11.9 million as of March 31, 2024 and anticipated deliveries, we expect the second quarter will increase by 40% sequentially Further we believe Microphase’s 2024 revenues may be the highest since it was acquired by Gresham Holdings.

The Company determined that the goodwill of $10.5 million associated with the acquisition of the Giga-tronics Business was impaired due to the lack of backlog, the decline in revenue and forecasts, and recorded this non-cash impairment within operating expenses for the year ended December 31, 2022.

Other income (expenses), net were as follows for the periods shown (in thousands):

	Year Ended
Category	December 31, 2023	December 31, 2022	$ Change	% Change
Interest expense, related party	$—	$(482)	$482	(100)%
Interest expense	(868)	(739)	(129)	17%
Change in fair value of senior secured convertible notes, related party	7	(1,092)	1,099	(101)%
Change in fair value of senior secured convertible notes	(3,741)	—	(3,741)	—%
Change in fair value of warrants issued with senior secured convertible notes	2,437	—	2,437	—%
Issuance of common stock purchase warrants	(726)	—	(726)	—%
Other	408	148	260	176%
Total other expense, net	$(2,483)	$(2,165)	$(318)	15%

Total other expenses increased by $315,000 or 15% for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Interest expense, related party in 2022 was due to interest on existing notes at Microphase to AAI prior to the Business Combination, there were no such interest after September 8, 2022.

We recorded a gain in the fair value of the senior secured convertible notes, related party of $7,000 in 2023 as compared to a loss of $1.1 million in 2022 (see Note 14. Notes Payable, Related Parties, net).

For the year ended December 31, 2023, interest increased by $129,000 primarily due to interest on the Senior Secured Convertible Notes (see Note 13. Senior Secured Convertible Notes and Warrants). These notes had a change in fair value of $3.7 million in 2023 and a gain in the fair value of the associated warrants of $2.4 million in 2023. In addition the Company issued warrants on modification of the Senior Secured Convertible Note with a fair value of $0.7 million.

Net Loss

Net loss was as follows for the periods shown (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Revenue	$37,826	$30,255
Cost of revenue	28,078	21,780
Gross profit	9,748	8,475

Operating expenses	22,296	24,851
Other income (expense), net	(2,483)	(2,165)
Income tax (provision) benefit	(244)	123
Net loss	(15,275)	(18,418)
Net loss (gain) attributable to non-controlling interest	180	680
Net loss available to common stockholders	$(15,095)	$(17,738)

Net loss attributable to common stockholders for the year ended December 31, 2023 was $15.1 million, compared to a net loss of $17.7 million recorded for the year ended December 31, 2022. The $2.6 million decrease in net losses for the year ended December 31, 2023 was primarily due to lower operating expenses and the lower impairment charges of goodwill partially offset by higher impairment charges of intangibles.

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

In the following reconciliation, we provide amounts as reflected in our accompanying consolidated financial statements unless otherwise noted.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Net loss	$(15,275)	$(18,418)
Net income (loss) attributable to non-controlling interest	180	680
Net loss attributable to common shareholders	(15,095)	(17,738)
Depreciation and amortization	2,061	663
Interest and taxes	1,112	995
EBITDA	(11,922)	(16,080)

Adjustments:
Stock-based compensation	440	605
Impairment of goodwill	3,172	10,459
Impairment of intangibles	1,525	—
Change in fair value of senior secured convertible notes, related party	(7)	—
Change in fair value of senior secured convertible notes	3,741	—
Change in fair value of warrants issued with senior secured convertible notes	(2,437)	—
Compensation warrants issued in connection with senior secured convertible notes	858	—
Issuance of common stock purchase warrants	726	—
Increase in capital contribution from parent for corporate overhead	—	1,092
Compensation warrant issued in connection with Senior secured convertible notes	—	—
Original issue discount in connection with senior secured convertible notes	333	—
Adjusted EBITDA	$(3,571)	$(3,924)

Liquidity and Capital Resources

On December 31, 2023, we had cash of $3.6 million (excluding restricted cash of $0.7 million), compared to cash and cash of $2.2 million at December 31, 2022. The increase in cash was primarily due to pre-payments on defense contracts. Our cash is substantially all held by our subsidiaries.

Net cash used by operating activities totaled $2.8 million for the year ended December 31, 2023, compared to net cash used in operating activities of $5.0 million for the year ended December 31, 2022. The primary use of cash for the year ended December 31, 2023 was due to the net loss of $15.3 million offset by non-cash changes in the fair value of convertible notes, by the non-cash impairment of goodwill and intangibles of $4.7 million . and warrants and depreciation and amortization expenses. The primary use of cash for the year ended December 31, 2022 was due to net loss of $18.4 million offset by the non-cash impairment of goodwill of $10.5 million .

Net cash used in investing activities for the year ended December 31, 2023 was $234,000 for purchases of equipment. Cash used in investing activities for the year ended December 31, 2022 was $4.3 million which was primarily due to the acquisition of the Giga-tronics Business.

Cash provided by financing activities for the year ended December 31, 2023 was $4.9 million which was primarily due to proceeds from the Senior Secured Convertible Notes (see Note 13. Senior Secured Convertible Notes and Warrants) and from the notes payable, related parties.

Cash provided by financing activities for the fiscal year ended December 31, 2022 was $9.7 million which was primarily due to proceeds from notes payable, related parties.

Liquidity

Our primary sources of liquidity have historically been funded by AAI and in January 2023 by two other lenders who lent the Company $3.0 million. Without the availability of working capital from AAI, unless we are successful in securing additional financing from third parties, we believe that we will not have sufficient cash to meet our needs over the next 12 months including $4.600,000 of convertible notes due on October 11, 2024. We do not have sufficient working capital to meet our needs for the next 12 months – See “Risk Factors.”

	As of
Category (in thousands)	December 31, 2023	December 31, 2022
Cash	$4,301	$2,195
Total current assets	$19,194	$19,738
Total current liabilities	$20,131	$14,031
Working Capital	$(937)	$5,707

Even as we reduce our operations in California and possibly elsewhere, we need to complete a material financing which will provide the working capital to support our meeting our backlog and future orders. In addition, we must obtain a financing to repay the $4.6 million Senior Secured Convertible Notes (the “Senior Notes”) due this fall. Any financing will likely have onerous terms and be dilutive of our stockholders. As disclosed elsewhere in this Report, if we default on the Senior Notes, the interest rate increases from 7% to 18%, the Company is required to pay 20% of its consolidated revenues monthly on each interest payment date in reduction of the principal amount of the Senior Notes then outstanding and the holders have the right to require the Company to prepay the Senior Notes at 125% of principal.

As of April 5, 2024, the Company has approximately $4.1 million in cash.

Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases and inventory purchase commitments. Due to the deterioration of the Giga-tronics Division including its Microsource subsidiary, we have lacked sufficient capital to pay our payables. To assist with our liquidity issues, our executive officers have agreed to accept the minimum wage of $1,240 per week and to defer their remaining salaries for a single pay period. In 2023 we borrowed a total of $50,000 from our Chief Financial Officer and $50,000 from a director, of which the loan to our Chief Financial Officer remains unpaid. As a result of our liquidity issues, we need to raise approximately $5.0 million to meet our short-term working capital needs, not including the $4.6 million we owe which is due on October 11, 2024. While we are engaged in discussions with AAI and another lender about possible solutions, we cannot assure you that we will be successful in solving our liquidity issues. In addition to risk factors disclosed in this Prospectus, one of the solutions is based upon our common stock beginning to trade actively. We cannot assure you that will occur.

Our Financings

The AAI Financing

In December 31, 2022 (the “AAI Closing Date”), we entered into an Exchange Agreement (the “Exchange Agreement”) with AAI, to exchange the Senior Secured Convertible Promissory Note due February 14, 2023 in the principal face amount of $4,250,000 dated September 8, 2022 and any accrued interest thereon for a convertible note in the principal amount of $4,382,740 due December 31, 2024 (the “Exchange Note”).

The Exchange Note bears interest at 10% per annum. The Exchange Note is, at the option of AAI, convertible into our common stock at a conversion price equal to the lesser of (i) $0.78 per share, or (ii) the VWAP Price (as defined in the Exchange Note) on such date less a 20% discount to such VWAP Price, but in no event less than $0.25 per share. In addition, all principal and outstanding interest under the Exchange Note will automatically convert to our common stock upon (i) the consummation of a public offering of securities in which we receive net proceeds (net of underwriters’ discounts and selling commissions) of at least $25 million (a “Qualified Public Offering”), in which case the conversion price shall be the price at which the common stock is sold to the public, provided, however, that no underwriters’ discounts or selling commissions shall be imposed on such conversion, (ii) the consummation of a private or public offering of shares of common stock that is not a Qualified Public Offering but that results in the net proceeds (net of underwriters’ discounts and selling commissions) to us of at least $5 million (a “Non-Qualified Offering”), in which case the conversion price shall be the price at which common stock is sold in such Non-Qualified Offering less a 25% discount or (iii) December 31, 2024, in which case the conversion price shall be the VWAP Price less a 25% discount to such VWAP Price.

Our obligations under the Exchange Agreement and the Exchange Note are secured by a lien on all of our assets and our wholly-owned subsidiaries pursuant to the Security Agreement dated December 31, 2022 (the “Exchange Security Agreement”), by and among us, our two of our wholly-owned subsidiaries, Microsource, Inc. and Gresham Holdings, Inc., and AAI.

On the AAI Closing Date, we also entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and between us and Ault Lending, whereby we issued Ault Lending a 10% Senior Secured Convertible Promissory Note in the principal amount of $6,750,000 (the “Secured Note”) and five-year warrants to purchase 2,000,000 shares of our common stock (the “AAI Warrants”). The AAI warrants were recently exercised. They were exercisable for five years from December 31, 2022 at an exercise price of $0.01. In connection with the issuance of the Secured Note, as of the AAI Closing Date, Ault Lending surrendered for cancellation a term note dated November 12, 2021, in the principal face amount $1,300,000 previously issued by us, including accrued but unpaid interest thereon in the amount of $123,123. In addition, on the AAI Closing Date advances previously made by AAI Lending to us in the aggregate amount of $4,067,469 were rolled into the Secured Note. Pursuant to the Purchase Agreement, as additional consideration for the issuance of the Secured Note, Ault Lending agreed to provide us an additional $1,259,407 no later than May 31, 2023.

The Secured Note is due December 31, 2024, and bears interest at 10% per annum. The voluntary conversion and automatic conversion price of the Secured Note are similar to the conversion price of the Exchange Note.

With a limited exception, the Senior Secured Note contains a most favored nations provision with respect to our future financings.

With limited exceptions, we also agreed to certain negative covenants that will require the prior approval of the holder of the Secured Note to incur indebtedness (other than permitted indebtedness), enter into variable rate transactions, incur indebtedness for borrowed money, purchase money indebtedness or lease obligations that would be required to be capitalized on a balance sheet prepared in accordance with U.S. Generally Accepted Accounting Principles, or guaranty the obligations of any other person, in an aggregate amount at any time outstanding in excess of $1,000,000 in any individual transaction or $2,500,000 in the aggregate. Our obligations under the Purchase Agreement and the Secured Note are secured by a lien on all of our assets of and our wholly-owned subsidiaries pursuant to a Security Agreement, dated December 31, 2022 (the “AAI Security Agreement”) by and among us, our wholly-owned subsidiaries, Microsource and Gresham and Ault Lending and AAI.

Pursuant to the Purchase Agreement, we and two of our wholly-owned subsidiaries, Microsource and Gresham, entered into a Guaranty Agreement, dated December 31, 2022 with Ault Lending. Each such subsidiary guaranteed to Ault Lending the payment of the Secured Note.

In connection with the issuance of the Exchange Note and the Secured Note, we granted AAI and Ault Lending certain mandatory and piggyback registration rights pursuant to two registration rights agreements.

On January 3, 2023 we, AAI and Ault Lending entered into a letter agreement whereby the parties agreed that notwithstanding any obligations in any of the foregoing transaction documents we shall not be required to reserve more than 150% of the shares issuable under the Exchange Note and the Secured Note using $0.78 per share (subject to adjustment for stock splits, stock dividends or combinations) plus reservation of one share for each outstanding share issuable under the warrants (subject to adjustment for stock splits, stock dividends or combinations).

AAI and Ault Lending are limited to owning no more that 4.99% of our common stock based upon beneficial ownership limitations contained in the Secured Note and the Exchange Note.

The January 2023 Private Placement

On January 11, 2023, the Company entered into a Securities Purchase Agreement with the Lenders pursuant to which the Company sold to the Lenders $3.3 million 10% original issue discount Notes and five-year warrants to purchase a total of 1,666,666 shares of common stock, no par value for total gross proceeds of $3,000,000. The net proceeds were used primarily for working capital.

The Notes are secured by our assets pursuant to a Security Agreement entered into for such purpose, and are senior to the indebtedness payable to AAI, pursuant to a Subordination Agreement entered into in connection with the Securities Purchase Agreement.

The Notes mature on nine months from the issuance date, or October 6, 2023. The Notes accrue interest at a rate of 6% per annum payable monthly, which increases to 18% upon an event of default. In addition, under the Notes upon an event of default we are required to pay 20% of our consolidated revenues monthly on each interest payment date in reduction of the principal amount of the Notes then outstanding.

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

The Notes are convertible at a conversion price equal to the greater of (a) 90% of the VWAP for the 10 trading days prior to the conversion date and (b) $0.25 per share, subject to adjustment including downward adjustment upon any dilutive issuance of securities. Each holder’s conversion is subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% on 61 days’ notice from the holder.

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

The warrants entitle the holders to purchase a total of 1,666,666 shares of common stock for a five-year period from issuance, at an exercise price of the lower of (A) $0.78 and (B) 90% of the lowest VWAP for the 10 trading days prior to the date of the exercise, subject to adjustment including downward adjustment upon any dilutive issuance of securities. Because our common stock will not be listed on a national securities exchange by October 6, 2023, the maturity date of the Notes, the number of shares of common stock that may be purchased upon exercise of the warrants will be doubled on that date, without an adjustment to the exercise price.

Each holder’s exercise is subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% on 61 days’ notice from the holder. The Warrants may be exercised cashlessly if the registration statement covering the resale of the shares of common stock issuable upon exercise is not effective as required under the Registration Rights Agreement.

We are required to maintain a reserve of authorized but unissued shares of common stock initially equal to approximately 15,000,000 shares of common stock, subject to reduction as the Notes and warrants are converted and exercised, respectively.

Spartan Capital Securities, LLC (the “Placement Agent”) served as placement agent in the offering and received a cash commission in the amount of 8% of the gross proceeds, or $240,000. In addition, we paid the Placement Agent an expense allowance of $30,000. Furthermore, we agreed to issue the Placement Agent five-year warrants to purchase a number of shares of common stock equal to 8% of the total number of shares of common stock underlying the Notes and warrants sold in the offering, or 1,200,000 shares. The placement agent warrants have an exercise price of 110% of the warrant exercise price.

Under the SPA we reimbursed the Lenders a total of $60,000 out of the proceeds from the offering for fees and expenses incurred in connection therewith.

On October 11, 2023, the “Company entered into an Exchange and Waiver Agreement (the “Agreement”) with the two Lenders.

Under the Agreement, the Lenders exchanged the Notes for new Senior Secured Convertible Promissory Notes (the “New Notes”), which are substantially identical to the Notes, including the conversion price, except: (A) the maturity date of the New Notes is October 11, 2024, (B) the principal of each New Note is $2,000,000, (C) the interest rate is 7% per year, and (D) the New Notes have a working capital covenant pursuant to which the Company’s working capital, excluding any debt owed to Ault Lending or any of its affiliates and the New Notes, shall increase by a minimum of $250,000 per quarter for the quarters ending December 31, 2023 and March 31, 2024 and $500,000 per quarter thereafter while either of the New Notes remain outstanding (such exchange, the “Exchange”).

Pursuant to the Agreement, the Company also issued to each Lender a five-year warrant to purchase 333,333 shares of the Company’s common stock (the “New Warrants”), which are substantially identical to the Prior Warrants.

As required by the Agreement, Ault Lending extended the maturity dates of the 10% Senior Secured Promissory Notes (as defined in the Agreement) to January 15, 2025 and consented to the accrual of all interest while either New Note remains outstanding. Accordingly, on October 11, 2023, the Company entered into a Waiver Agreement with (AAI and together with Ault Lending, “Ault”) and Ault Lending pursuant to which Ault waived certain rights in furtherance of the foregoing.

The New Notes are secured and senior to the indebtedness payable to AAI.

The Prior Warrants provided that the number of shares of Company common stock issuable thereunder (“Warrant Shares”) would be doubled (with no adjustment to the exercise price) upon the failure of the Company’s common stock to be listed for trading on a national securities exchange operated by The Nasdaq Stock Market or the New York Stock Exchange (an “Uplist Transaction”) to occur by the Maturity Date of the Notes (as such terms are defined in the Prior Warrants). Because the Uplist Transaction failed to occur by the Maturity Date, on October 11, 2023 the Company issued additional warrants to the Buyers to increase the Warrant Shares by 833,333 additional Warrant Shares per Buyer.

Present Liquidity

Even with the reduction of our operations in California and elsewhere, we need to complete a material financing which will provide the working capital to support our meeting our backlog and future orders. In addition, we must obtain a financing to repay the $4.6 million Notes due on October 11, 2024. Any financing may have onerous terms and be very dilutive to our shareholders. As disclosed elsewhere in this Prospectus, if we default on the Notes, the consequences may be severe and include the resignation of the Chief Executive Officer.

As of April 5, 2024, the Company has approximately $4.1 million in cash mostly in foreign countries. As a result, we have struggled to meet our payroll and have relied on loans from one of our directors and one officer to meet our payroll. See “Related Party Transactions.”

We expect AAI will continue funding us in the near future. Without the availability of working capital from AAI, unless we are successful in securing additional financing from third parties, we believe that we will not have sufficient cash to meet our needs over the next 12 months as well as AAI’s position as a secured creditor or to repay the Notes.

Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases, inventory purchase commitments and public company costs.

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

We are currently working to improve and simplify our internal processes and implement enhanced controls to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded that these controls are operating effectively.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weaknesses described above.

Changes in Internal Control over Financial Reporting

Except as detailed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of Gresham. The names of our executive officers, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

Name	Age	Position
Jonathan Read	67	Chief Executive Officer and Director
Robin Shaffer	61	Chief Operating Officer & Chief Technology Officer
Lutz Henckels	83	Chief Financial Officer

Jonathan Read became our Chief Executive Officer and was appointed a director effective on September 8, 2022 with the closing of the Business Combination. Mr. Read has been Gresham’s Chief Executive Officer since May 2019. He was a director of Red Cat Holdings, Inc., formerly known as Timefire VR, Inc., from August 18, 2017 to November 3, 2022 and was the Chief Executive Officer of Timefire VR, Inc. from October 2017 through May 2019 and from November 2015 to January 2017. From July 14, 2017 through July 20, 2018, Mr. Read served as a director of BTCS, Inc., a digital asset-related company. From 2005 through 2012, Mr. Read was the Chief Executive Officer of ECOtality Inc. (“ECOtality”), a San Francisco based company that Mr. Read founded and was formed to create a network of charging stations for electric cars. In 2013, ECOtality filed for Chapter 11 bankruptcy protection. In 2014, Mr. Read filed for bankruptcy. We believe that Mr. Read’s management and public company experience, his experience in the defense industry and his role as Chief Executive Officer of the Company, give him the qualifications and skills to serve as one of our directors.

Robin Shaffer has served as the Chief Technology Officer of Gresham Holdings since January 2022 and was appointed our Chief Operating Officer on January 2024. From July 2015 to October 2020, Mr. Shaffer served as Managing Principal of Sustainability Partners. Mr. Shaffer holds a BSnvE from Cal Poly SLO and an MBA from Marquette University.

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

Our Directors

The Board consists of seven directors. The names of our directors, their positions with the Company and their ages are set forth in the table below, followed by certain other information about them:

Name	Age	Position
Jonathan Read	67	Chief Executive Officer and Director
Jeffrey Bentz	64	Chairman of the Board of Directors
William B. Horne	55	Director
Robert Smith	79	Director
John R. Regazzi	69	Director
William J. Thompson	59	Director
Thomas E. Vickers	60	Director

Set forth below is a brief biographical description of each of our directors who are not previously described above, including their business experience, director positions held currently or at any time during the last five years.

Jeffrey Bentz is our Chairman of our Board since September 8, 2022. He has been a director of AAI since 2018. Mr. Bentz has been a director of AAI Disruptive Technologies Corp. [NYSE:ADRT] since December 2021. Mr. Bentz is an experienced businessman who has served since 1994 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services, and heavy equipment operations. He also has served as a director and advisor to several private companies and agencies. We believe that Mr. Bentz’s public company director experience, executive-level experience, including his operational and financial oversight of companies with multiple profit centers and his extensive experience in the real estate and commercial services industries give him the qualifications and skills to serve as one of our directors.

William Horne has served as our director since September 8, 2022. He has been the Chief Executive Officer of AAI since January 2021 and a director since October 2016. He served as AAI’s President from August 2020 until January 2021 and previously as its Chief Financial Officer since January 2018. He has been a director of Gresham since 2019. Mr. Horne served as the Chief Executive Officer and a director of AAI Disruptive Technologies Corporation (NYSE:ARDT) since January 2021. He served as the Chief Financial Officer of Targeted Medical Pharma, Inc. (OTCBB: TRGM) from August 2013 to May 2019. Mr. Horne is a director and Chief Financial Officer of Avalanche International, Corp. Mr. Horne has served on the board of directors of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease, since 2016. From January 29, 2024 to February 21, 2024 Mr. Horne served as a director of RiskOn International, Inc. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Robert Smith has served as our director since September 8, 2022. Mr. Smith has been a director of AAI Disruptive Technologies Corp. [NYSE:ADRT] since December 2021. He serves as the lead independent director of AAI and has been a director since September 2016. Previously, he was a director of AAI from November 2010 until May 2015. Mr. Smith has been a director of RiskOn International, Inc. since October 13, 2023. He is currently a C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. We believe that Mr. Smith’s executive-level experience, and his service on AAI’s Board, give him the qualifications and skills to serve as one of our directors.

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

William Thompson served as Chairman of our Board from August 2016 and has been a member of our Board since 2011 and until the closing of the Business Combination as a director since then. Dr. Thompson served as our Acting Chief Executive Officer from August 2016 until June 2017. From April 2021 to August 2022 Dr. Thompson served as Chief Technology Officer of Safetonet Limited, a privately held cyber-safety business focused on protecting children from online harms that makes Net Nanny™ parental control software, and he is a partner at QFT Analytics, a private company that offers financial modeling and back-office solutions for small companies. We believe that Mr. Thompson’s executive-level experience, including his previous service as our Acting Chief Executive Officer, and his service on our Board and as our Chairman of the Board give him the qualifications and skills to serve as one of our directors.

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

Audit Committee

The Audit Committee consists of Thomas E. Vickers (Chairman), Jeffrey Bentz and Robert Smith. The Audit Committee serves to monitor the effectiveness of the independent audit, as well as the Company’s accounting, financial controls and financial reports. The Audit Committee must pre-approve all non-audit services provided by the independent public accounting firm.

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

Compensation Committee

The Compensation Committee consists of Jeffrey Bentz (Chairman), William J. Thompson and Will Horne. Each member of the committee is independent under the independence standards of the Nasdaq Stock Market. The Compensation Committee formulates recommendations to the Board regarding levels of compensation for management. In addition, in order to recognize the expected future contributions of key employees and provide an additional incentive for them to remain with the Company over the long-term, the Compensation Committee awards options to purchase shares of our common stock and other forms of equity awards. The Compensation Committee reviews and approves all stock options, other equity awards and executive compensation.

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

The Nominating Committee has no formal process for identifying and evaluating candidates. Existing directors identify suitable candidates as the need arises. The Board’s policy is to consider any director candidate nominated or recommended by a shareholder in the same manner that it would consider a candidate nominated by the Board or Nominating Committee. In the past year, the Company did not receive any recommendations for director candidates from any shareholders and did not have an annual meeting of shareholders. Shareholder recommendations should be submitted in writing to the Company by mail at its main office at least 120 days in advance of the anniversary date of the mailing of notice of the previous year’s annual meeting and should include sufficient biographical information (including all information that would be required to be disclosed in a proxy statement for a shareholder meeting at which directors are to be elected) for the committee to make an initial evaluation of the candidate’s qualifications.

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

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in the Insider Trading Policy described above, the Company follows the same principles set forth in such Policy when granting equity awards, including options, to its officers, directors and other employees with access to material nonpublic information. Generally the Board of Directors or Compensation Committee does not approve grants of such awards during a blackout period, and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to this Report.

Policy Against Hedging Transactions

Under the Company’s Insider Trading Policy, all officers, directors and certain identified employees are prohibited from engaging in hedging transactions.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2023.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

The following table provides information concerning compensation paid to, earned by or accrued with respect to (i) the Company’s Chief Executive Officer, (ii) and the two other most highly compensated executive officers during the last fiscal year who were serving as of December 31, 2023 and whose total compensation exceeded $100,000, and (iii) up to two additional individuals who would qualify under (ii) above but for the fact that such individuals were not serving as executive officers of the Company as of December 31, 2023. We refer to these persons as the “Named Executive Officers.” The determination of Named Executive Officers and the amounts reflected in the table give effect to the Business Combination which closed on September 8, 2022, and for this purpose reflect amounts paid, accrued or earned by or with respect to Gresham and its subsidiaries as if the Business Combination had occurred as of January 1, 2022, in accordance with SEC rules.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options ($)	All Other ($)	Total ($)
(a)	(b)	(c)	(d) (5)	(e) (6)	(f) (7)	(g) (8)
Jonathan Read (1)	2023	258,000	—	—	—	—	258,000
Chief Executive Officer	2022	256,000	50,000	—	—	14,980	320,980

Tim Long (2)	2023	230,000	—	—	—	—	230,000
Chief Operating Officer	2022	236,000	50,000	—	—	34,105	320,105

Robin Shaffer (3)	2023	215,000	—	—	—	—	215,000
Chief Operating Officer	2022	240,000	—	—	—	—	240,000
Chief Technology Officer

John R. Regazzi (4)	2023	121,000	—	—	—	—	121,000
Former Chief Executive Officer, Director	2022	176,400	100,000	—	—	—	276,400

Lutz P. Henckels	2023	252,000	—	—	—	—	252,000
Chief Financial Officer	2022	187,938	—	—	—	—	187,938

(1) Mr. Read was appointed as the Company’s Chief Executive Officer effective September 8, 2022 in connection with the Business Combination. Also includes amounts paid, accrued or earned by or with respect to Gresham and its subsidiaries prior to the closing of the Business Combination from January 1, 2022 to September 8, 2022, in accordance with SEC rules.

(2) Timothy Long became served our Chief Operating Officer on September 8, 2022 in connection with the Business Combination. He resigned as our Chief Operating Officer in November 2022.

(3) Mr. Shaffer was appointed as the Company’s Chief Operating Officer effective January 10, 2024. In 2023, he served as our Chief Technology Officer. Also includes amounts paid, accrued or earned by or with respect to Gresham and its subsidiaries prior to the closing of the Business Combination from January 1, 2022 to September 8, 2022, in accordance with SEC rules.

(4) Mr. Regazzi served as our Chief Executive Officer from April 2006 until January 31, 2023, when he entered into a Termination and Release Agreement with the Company pursuant to which he resigned as a full-time employee and officer of the Company and its subsidiaries. Mr. Regazzi remains a director of the Company.

(5) For Messrs. Read and Long, represents cash bonuses paid by Gresham Holdings prior to the Business Combination. For Mr. Regazzi, represents a retention bonus earned in 2022 for remaining with the Company through the closing of the Business Combination.

(6) Represents the fair market value of restricted stock units originally granted by Gresham and assumed in the Business Combination.

(7) Represents the fair market value of stock options which were originally granted by Gresham during the periods covered and were subsequently assumed by Giga in the Business Combination, calculated in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 718 and SEC rules. Pursuant to SEC rules, the amounts shown disregard the impact of potential forfeitures related to service-based vesting conditions

(8) The amounts in “All Other Compensation” consist of health insurance benefits, vehicle allowance, long-term and short-term disability insurance benefits, car allowance, and 401K matching amounts.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information about stock options; unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officers outstanding at the end of fiscal year 2023. All option exercise prices were based on market price on the date of grant. Equity incentive plan awards reflect non-plan awards the Company assumed in the Business Combination.

		Shares subject to	Shares subject to
Name	Award	Unexercised Options	Unexercised Options	Option Exercise	Expiration Date
	Type	# Exercisable	# Unexercisable	Price ($)
(a)	(b)	(c)	(d)	(e)	(f) (1)
Jonathan Read	Option	279,028	20,823	2.97	05/24/31
Jonathan Read	Restricted Stock Unit	124,937	24,988	—

Timothy Long (1)	Option	—	—	—
Timothy Long	Restricted Stock Unit	—	—	—

Robin Shaffer (2)	Option	—	—	—
Robin Shaffer	Restricted Stock Unit	—	—	—

John R. Regazzi	Option	6,671	—	4.95	03/30/28
John R. Regazzi	Option	13,341	—	4.05	12/18/28
John R. Regazzi	Option	13,341	—	4.95	04/14/29
John R. Regazzi	Option	7,200	—	3.51	12/29/30

Lutz P. Henckels	Option	365	—	37.05	07/01/24
Lutz P. Henckels	Option	26,683	—	4.50	09/30/28
Lutz P. Henckels	Option	13,341	—	4.05	12/18/28
Lutz P. Henckels	Option	13,341	—	4.95	04/14/29
Lutz P. Henckels	Option	13,000	—	3.51	12/29/30

(1) Mr. Long resigned on November 24, 2024 and his stock options and restricted stock units were forfeited.

(2) Mr. Shaffer was appointed Chief Operating Officer on January 10, 2024

Employment Agreements

Upon the consummation of the Business Combination, Gresham’s obligations under Employment Agreements and Offer Letters with its officers were assumed by the Company. The following describes such agreements as well as oral employment arrangements with our Named Executive Officers, other than Mr. Long.

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

Robin Shaffer. Mr. Shaffer entered into an agreement with Gresham Holdings in 2021 with an annual salary of $235,000. The Company increased his base salary to $255,000 in January 2024, when he was appointed Chief Operating Officer.

John Regazzi. On January 31, 2023 (the “Effective Date”) we entered into a Termination and Release Agreement with Mr. John Regazzi a director, who served as our Chief Executive Officer until the closing of the Business Combination, whereby Mr. Regazzi agreed to resign as a full-time employee effective as of the Effective Date. We agreed to pay Mr. Regazzi (a) $17,500 in unpaid expenses, payable on the Effective Date, (b) $82,266 in unpaid deferred salary payable on the Effective Date; (c) $100,000 in an unpaid bonus related to the acquisition of Gresham payable in essentially equal installments over an 18-month commencing in January 2025;(d) $325,000 in retirement compensation payable over an 18-month period commencing in January 2025; and (e) COBRA reimbursement until such time as Mr. Regazzi can transition to Medicare. In addition, to this compensation, we owe Mr. Regazzi $36,000 in paid time off compensation, which will be payable over 12 months. Mr. Regazzi is remaining as a part-time employee at the rate of $125 per hour for up to 20 hours per month.

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

In connection with our recent reduction in force, Mr. Pantalone resigned. We agreed to pay him six months severance consistent with our normal payroll practices and subject to his execution of our standard Severance Agreement.

Compensation of Directors

The following table sets forth information about the compensation paid or accrued with respect to the Company’s non-employee directors in fiscal year 2023:

Fees
Name	Earned or
	Cash paid	Total
(a)	($)	($)
Jeffrey Bentz	—	—
Robert Smith	—	—
William B. Horne	—	—
John R. Regazzi	—	—
William J. Thompson	—	—
Thomas E. Vickers (1)	44,000	44,000

(1) Represents fees accrued

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table includes information as of April 12, 2024, concerning the beneficial ownership of Giga-tronics’ common stock for: each person known by Gresham to own beneficially more than 5% of Gresham’s outstanding common stock and common stock equivalents; each director and nominee; each executive officer each named in the Summary Compensation Table above; and all directors and executive officers of Gresham as a group.

The following table is based on 7,931,602 shares of common stock outstanding as of April 8, 2024 Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days and underlying and convertible securities, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person. . The address of all officers and directors is c/o Gresham Worldwide Incorporated, 7272 E. Indian School Rd, Suite 540, Scottsdale, Arizona 85251.

Name of beneficial owner and Position(s) with the Company	Beneficial Ownership	Percentage of Outstanding Common Stock
Jonathan Read (1)	299,850	3.64%
Robin Shaffer	—	— %*
Lutz P. Henckels (2)	113,827	1.42%
William B. Horne (3)	8,880,128	74.68%
Tim Long	—	— %*
Robert Smith	—	— %*
Jeffrey Bentz	—	— %*
John R. Regazzi (4)	90,300	1.13%
William J. Thompson (5)	28,799	— %*
Thomas E. Vickers (6)	26,572	— %*
All directors and executive officers as a group (nine persons)	9,439,476	76.70%
Laurence W. Lytton (7) 467 Central Park West New York, NY 10025	682,688	8.36%
Ault Alliance Inc. (8)	8,880,128	74.68%
* Less than 1%

(1)	Includes 299,850 shares of common stock issuable under options exercisable within 60 days of March 28, 2024. Excludes 149,925 restricted stock units issued on May 25, 2021
(2)	Includes 66,730 shares of common stock issuable under options exercisable within 60 days of March 28, 2024.
(3)	Mr. Horne is a director. For more information on beneficial ownership arising from his positions with AAI and its affiliates, see footnote (8) below
(4)	Includes 40,553 shares of common stock issuable under options exercisable within 60 days of March 28, 2024
(5)	Includes 28,799 shares of common stock issuable under options exercisable within 60 days of March 28, 2024
(6)	Includes 26,572 shares of common stock issuable under options exercisable within 60 days of March 28, 2024
(7)

Information is based on a Schedule 13G/A filed by Laurence W. Lytton on February 14, 2024. Consists of 451,919 shares of common stock and 230,769 shares of common stock underlying warrants that are subject to a 9.99% beneficial ownership. Mr. Lytton’s address is 467 Central Park West, New York, NY 10025.

(8)

Information is based on a Schedule 13D filed by Mr. Milton C. Ault III, Executive Chairman of AAI and Mr. Horne, Chief Executive Officer of AAI on September 18, 2022. The principal business address of Messrs. Ault and Horne is c/o Ault Alliance, Inc., 11411 Southern Highlands Parkway, Suite 240, Las Vegas, Nevada 89141. Includes 4,935,085 shares of common stock and 3,960,043 shares of common stock issuable on conversion of 514.8 shares of Series F. Consists of shares held by AAI, of which Mr. Horne may be deemed the beneficial owner since he is the Chief Executive Officer of AAI.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2022, to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets as of the end of our last two fiscal years; and
•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

On April 21, 2023, each of Messrs. Lutz Henckels, the Company’s Chief Financial Officer, and William Horne, a director, advanced $50,000 to the Company as an 8% interest bearing loan to allow the Company to meet its short-term working capital needs. On October 10, 2023 the Company has repaid Mr. Horne with 8% interest and intends to repay Mr. Henckels in 2024.

Allocation of General Corporate Expenses

We provide this information using our new December 31 fiscal year we adopted following the Business Combination. AAI provided human resources, accounting, and other services to Gresham Holdings and after September 8th to us. Gresham Holdings obtained its business insurance under AAI’s policies. The accompanying financial statements of Gresham Holdings include allocations of these expenses. The allocation method calculates the appropriate share of overhead costs to Gresham Holdings by using Gresham Holdings’s revenue as a percentage of total revenue of AAI. Gresham Holdings believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had Gresham Holdings been a stand-alone entity or of future costs. AAI allocated zero dollars for the year ended December 31, 2023, and $1.09 million for the year ended December 31, 2022.

Net Transfers From AAI

Gresham received funding from AAI to cover any shortfalls on operating cash requirements. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources – Our Financings – Our AAI Financings.”

AAI’s Historical Bridge Loan to us.

As our negotiations with Gresham and AAI became serious, in November 2021, an affiliate of AAI loaned us $500,000 (the “Bridge Loan”) for general corporate purposes, including operating expenses. We borrowed an additional $300,000 on January 7, 2022 and an additional $500,000 on April 5, 2022, and the outstanding principal amount of the Bridge Loan totaled $1,300,000.

The promissory note evidencing the Bridge Loan was exchanged for the Exchange Note on December 31, 2022. For information on December 31, 2022 loan transactions with AAI, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources – Our Financings – Our AAI Financings.”

AAI’s Closing Date Loan to us upon the Closing of the Business Combination

On September 8, 2022, AAI loaned us $4,250,000 upon the closing of the Business Combination. The loan was evidenced by a convertible note, that was issued to AAI (see Note 14. Notes Payable. Related Parties, net)

Advances made from AAI to Us and Gresham Holdings

Through December 31, 2022, AAI advanced Gresham money for working capital purposes in the aggregate amount of $4.6 million. Of this amount, $0.5 million was classified as a capital contribution, and advances previously made by AAI Lending to us in the aggregate amount of $4,067,469 were rolled into a senior secured convertible note on December 31, 2022.

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

Severance Agreements

We had entered into Severance Agreements with each of John Regazzi, our former Chief Executive Officer and a current director; Lutz Henckels, our Chief Financial Officer; Armand Pantalone, our Chief Technology Officer; and one other executive. See “Management”. Mr. Pantalone has resigned from the Company on March 1, 2024 and his severance of $137,500 will be paid over a six month period. Mr. Regazzi has extended his debt to be paid in 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees billed for audit fees rendered by Marcum LLP in fiscal year 2023 and in fiscal year 2022:

	Year Ended
	December 31, 2023	December 31, 2022
Audit Services Fees	898,000	852,000
Total	$898,000	$852,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms

The following documents are included as Part II, Item 8 of this Form 10-K:

(b) Exhibits

INDEX TO EXHIBITS

		Form	Date	Number	Filed or
Exhibit No.	Description				Furnished Herewith

3.1	Articles of Incorporation of the Company, as amended	10-K	6/21/1999	3.1
3.1(a)	Amendment to Articles of Incorporation of the Company	8-K	12/13/2019	3.1
3.1(b)	Certificate of Amendment of the Articles of Incorporation	8-K	09/27/2022	3.1
3.1(c)	Certificate of Determination of Series F Convertible Redeemable Preferred Stock	8-K	8/29/2022	3.1
3.1(d)	Certificate of Amendment of the Article of Incorporation	8-K	09/27/2022	3.1
3.1(e)	Certificate of Amendment of the Articles of Incorporation	8-K	3/8/2024	3.1
3.2	Amended and Restated Bylaws of the Company	10-K	6/12/2008	3.2
4.1	Form of Pre-Funded Warrant	8-K	4/30/2021	4.1
4.2	Form of Amended and Restated Prefunded Warrant to Purchase Common Stock dated as of July 29, 2021	10-Q	8/10/2021	10.1
4.3	Form of Note+	8-K	1/11/2023	4.1
4.4	Form of Warrant+	8-K	1/11/2023	4.2
4.5	Form of Note+	8-K	10/17/2023	4.1
4.6	Form of Warrant+	8-K	10/17/2023	4.2
4.7	Form of 12% Senior Secured Subordinated Promissory Note issued to Ault Lending, LLC	8-K	11/6/2023	4.1
4.8	Description of Capital Stock	10-K	5/28/2020	4.1
10.1	Share Exchange Agreement dated as of December 27, 2021 by and among Giga-tronics Incorporated, Ault Holdings, Inc. and Gresham Worldwide, Inc.	8-K	12/29/2021	10.1
10.2	Amendment No. 1 to Share Exchange Agreement by and among Giga-tronics Incorporated, Ault Holdings, Inc. and Gresham Worldwide, Inc. dated as of April 5, 2022	8-K	4/11/2022	2.2
10.3	Form of Indemnification Agreement between the Company and each of its directors and officers	8-K	5/25/2010	10.1
10.4	2018 Equity Incentive Plan++	DEF14A	7/30/2018	Appendix A
10.5	2023 Equity Incentive Plan++	10-K	5/11/2023	10.5
10.6	Stock Option Award Agreement between the Company and Lutz Henckels dated June 6, 2018	10-K	6/19/2018	10.25

10.7	Form of Option Agreement for Directors under 2018 Equity Incentive Plan	8-K	2/6/2019	10.1
10.8	Form of Option Agreement for Certain Grants to Executive officers under 2018 Equity Incentive Plan	8-K	2/6/2019	10.2
10.9	Form of Option Agreement for Certain Grants to executive officers under the 2018 Equity Incentive Plan (one year vesting)	8-K	2/6/2019	10.3
10.10	Form of Option Agreement for Certain Grants to executive officers under the 2018 Equity Incentive Plan (one year vesting)	8-K	12/31/2020	10.1
10.11	Form of Option Agreement under the 2018 Equity Incentive Plan (one year vesting)	8-K	12/31/2020	10.2
10.12	Severance Agreement between the Company and John Regazzi dated June 23, 2020	8-K	6/24/2020	10.1
10.13	Severance Agreement between the Company and Lutz Henckels dated June 23, 2020	8-K	6/24/2020	10.2
10.14	Severance Agreement between the Company and Daniel Kirby dated November 26, 2019	8-K	5/28/2020	10.7
10.15	Severance Agreement between the Company and Armand Pantalone dated March 21, 2019	8-K	3/26/2019	10.2
10.16	Lease Agreement between the Company and Ferrotec (USA) Corporation, a Massachusetts corporation dated February 27, 2024				Filed
10.17	Amended and Restated Business Financing Agreement between the Company, MicroSource, Inc. and Western Alliance Bank	8-K	3/14/2019	10.2
10.18	Amended and Restated Secured Promissory Note dates as of April 5, 2022	8-K	4/11/2022	10.3
10.19	Amendment to Security and Pledge Agreement dated April 5, 2022	8-K	4/11/2022	10.4
10.20	Waiver letter agreement concerning Severance Agreement between Giga-tronics and John Regazzi dated as of December 26, 2021	8-K	12/29/2021	10.4
10.21	Waiver letter agreement concerning Severance Agreement between Giga-tronics and Lutz P. Henckels dated as of December 22, 2021	8-K	12/29/2021	10.5
10.22	Waiver letter agreement concerning Severance Agreement between Giga-tronics and Armand Pantalone dated as of December 21, 2021	8-K	12/29/2021	10.6
10.23	Waiver letter agreement concerning Severance Agreement between Giga-tronics and Daniel Kirby dated as of December 19, 2021	8-K	12/29/2021	10.7
10.24	Convertible Note	8-K	9/14/2022	10.2
10.25	Securities Purchase Agreement+	8-K	9/14/2022	10.3
10.26	Security Agreement+	8-K	9/14/2022	10.4
10.27	Registration Rights Agreement+	8-K	9/14/2022	10.5
10.28	Form of Preferred Share Repurchase Agreement+	8-K	9/14/2022	10.7
10.29	Form of Securities Purchase Agreement+	8-K	1/11/2023	10.1
10.30	Form of Security Agreement+	8-K	1/11/2023	10.2
10.31	Form of Subordination Agreement+	8-K	1/11/2023	10.3
10.32	Form of Registration Rights Agreement	8-K	1/11/2023	10.4
10.33	Form of Termination and Release Agreement - Regazzi	8-K	2/7/2023	10.1
10.34	Form of Exchange Agreement	10-K	5/11/2023	10.38
10.35	Form of Exchange Note	10-K	5/11/2023	10.39
10.36	Form of Exchange Security Agreement	10-K	5/11/2023	10.40
10.37	Form of Exchange Registration Rights Agreement	10-K	5/11/2023	10.41
10.38	Form of Warrant	10-K	5/11/2023	10.42
10.39	Form of Securities Purchase Agreement	10-K	5/11/2023	10.43
10.40	Form of Registration Rights Agreement	10-K	5/11/2023	10.44
10.41	Form of Secured Convertible Note	10-K	5/11/2023	10.45
10.42	Form of Security Agreement	10-K	5/11/2023	10.46
10.43	Form of Guaranty	10-K	5/11/2023	10.47
10.44	Form of Letter Agreement	10-K	5/11/2023	10.48

10.45	Form of Stock Option Agreement – Jonathan Read and Tim Long	10-K	5/11/2023	10.49
10.46	Form of Restricted Stock Unit Agreement – Jonathan Read and Timothy Long	10-K	5/11/2023	10.50
10.47	Employment Agreement – Jonathan Read++	10-K	5/11/2023	10.51
10.48	Employment Agreement – Timothy Long++	10-K	5/11/2023	10.52
10.49	Form of Warrant – Zvika Avni	10-K	5/11/2023	10.53
10.50	Note – Microphase and GWW	10-K	5/11/2023	10.54
10.51	Warrant – Microphase	10-K	5/11/2023	10.55
10.52	Stock Purchase Agreement – Relec Electronics Ltd.	10-K	5/11/2023	10.56
10.53	Email extending November 12, 2022 Note due date	10-K	5/11/2023	10.57
10.54	Note - Michrophase and DPL	10-K	5/11/2023	10.58
10.55	Exchange and Waiver Agreement dated as of October 11, 2023	8-K	10/17/2023	10.1
10.56	Waiver Agreement dated as of October 11, 2023 by and among Giga-Tronics Incorporated, Ault Alliance, Inc. and Ault Lending, LLC	8-K	10/17/2023	10.2
19.1	Insider Trading Policy	10-K	5/11/2023	19.1
21.1	List of Subsidiaries	S-1	2/13/2023	21.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.				Filed
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.				Filed
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.				**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Gresham Worldwide, Inc.
(Registrant)

By:

Date:	April 15, 2024	/s/ JONATHAN READ
Jonathan Read
Chief Executive Officer
(Principal Executive Officer)

Date:	April 15, 2024	/s/ LUTZ P. HENCKELS
Lutz P. Henckels
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Signature	Title
15-Apr-24	/s/ JONATHAN READ	Director
Jonathan Read

15-Apr-24	/s/ WILLIAM B. HORNE	Director
William B. Horne

15-Apr-24	/s/ JEFFREY BENTZ	Director
Jeffrey Bentz

15-Apr-24	/s/ JOHN R. REGAZZI	Director
John R. Regazzi

15-Apr-24	/s/ ROBERT SMITH	Director
Robert Smith

15-Apr-24	/s/ WILLIAM J. THOMPSON	Director
William J. Thompson

15-Apr-24	/s/ THOMAS E. VICKERS	Director
Thomas E. Vickers

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Gresham Worldwide, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets Gresham Worldwide, Inc. and Subsidiaries, formerly Giga-tronics, Incorporated and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, statements of changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the 2 years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

We did not audit the December 31, 2023 and 2022 financial statements of Enertec Systems 2001 Ltd., a wholly-owned subsidiary, which statements reflect 51% and 39% of the total consolidated assets as of December 31, 2023 and 2022, respectively, and 41% and 41% of the total consolidated revenues for the years ended December 31, 2023 and 2022, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enertec Systems 2001 Ltd., is based solely on the report of other auditors.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021

New York, New York

April 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of Enertec systems 2001 Ltd.

Karmiel, Israel.

Opinion on the Financial Statements

We have audited the statements of financial position of Enertec systems 2001 Ltd. ("the Company") as of December 31, 2023 and 2022, the related statements of comprehensive profit /(loss), changes in shareholders' equity, and cash flows for each of the years then ended, and the related notes (collectively, the financial statements (not presented herein)). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tel-Aviv, Israel

April 15, 2024

GRESHAM WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$3,601	$2,195
Restricted cash	700	—
Accounts receivable, net	4,294	5,502
Accrued revenue	2,782	2,479
Receivable, related party	—	1,242
Inventories	6,379	7,695
Prepaid expenses and other current assets	1,438	625
TOTAL CURRENT ASSETS	19,194	19,738

Intangible assets, net	1,707	3,476
Goodwill	5,794	9,054
Property and equipment, net	1,708	2,240
Right-of-use assets	3,023	3,940
Other assets	506	506
TOTAL ASSETS	$31,932	$38,954

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,671	$8,243
Senior secured convertible notes	5,544	—
Notes payable ($0.2 million related parties)	1,477	1,797
Operating lease liability, current	778	1,067
Deferred revenue	1,609	1,028
Other current liabilities	2,052	1,896
TOTAL CURRENT LIABILITIES	20,131	14,031

LONG TERM LIABILITIES
Operating lease liability, non-current	2,334	3,014
Notes payable	200	322
Senior secured convertible notes, related party	11,001	10,008
Other liabilities	1,333	238
TOTAL LIABILITIES	34,999	27,613

STOCKHOLDERS' EQUITY
Preferred stock; no par value; Authorized - 1,000,000 shares
Series F Preferred Stock, 520 shares designated; 514.8 shares issued and outstanding at December 31, 2023 and December 31, 2022	$4,990	$4,990
Common Stock; no par value; 100,000,000 shares authorized; 5,931,602 and 5,931,582 shares issued and outstanding at December 31, 2023 and December 31, 2022 respectively	35,581	35,141
Accumulated deficit	(42,821)	(27,726)
Accumulated other comprehensive loss	(1,352)	(1,779)
TOTAL STOCKHOLDERS' EQUITY	(3,602)	10,626

Non-controlling interest	535	715
TOTAL STOCKHOLDERS' EQUITY	(3,067)	11,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,932	$38,954

See accompanying notes to consolidated financial statements

GRESHAM WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except per share data)

	For the Year Ended December 31,
	2023	2022
Revenues	$37,826	$30,255
Cost of revenues	28,078	21,780
Gross profit	9,748	8,475
Operating expenses
General and administrative	12,791	10,543
Research and development	2,918	2,137
Selling and marketing	1,890	1,712
Impairment of goodwill	3,172	10,459
Impairment of intangibles	1,525	—
Total operating expenses	22,296	24,851

Loss from continuing operations	(12,548)	(16,376)
Other (expense) income
Interest expense, related party	—	(482)
Interest expense	(868)	(739)
Change in fair value of senior secured convertible notes, related party	7	(1,092)
Change in fair value of senior secured convertible notes	(3,741)	—
Change in fair value of warrants issued with senior secured convertible notes	2,437	—
Issuance of common stock purchase warrants	(726)	—
Other	408	148
Total other (expense) income, net	(2,483)	(2,165)

Loss from continuing operations before income taxes	(15,031)	(18,541)
Income tax (provision) benefit	(244)	123
Net loss	(15,275)	(18,418)
Net loss attributable to non-controlling interest	180	680
Net loss attributable to common stockholders	$(15,095)	$(17,738)

Net loss per common share, basic and diluted	$(2.54)	$(3.20)

Weighted average common shares outstanding, basic and diluted	5,932	5,552

Comprehensive loss
Loss available to common stockholders	(15,095)	(17,738)
Foreign currency translation adjustments	427	(1,539)
Total comprehensive loss	$(14,668)	$(19,277)

See accompanying notes to consolidated financial statements

GRESHAM WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except share data)

						Accumulated Other	Non-	Total
	Preferred Stock		Common Stock		Accumulated	Comprehensive	Controlling	Stockholder's
	Shares	Amount	Shares	Amount	Deficit	Loss	Interest	Equity
Balance at January 1, 2022	515	$4,990	2,920,085	$26,682	$(9,988)	$(240)	$1,056	$22,500
Stock-based compensation	—	—	—	605	—	—	—	605
Capital contribution from parent	—	—	—	1,570	—	—	—	1,570
Shares acquired in reverse capitalization	—	—	2,782,229	4,404	—	—	—	4,404
Gain on extinguishment of related party debt	—	—	—	1,544	—	—	—	1,544
Warrant issued in exchange of related party debt	—	—	—	682	—	—	—	682
Common stock issued on warrant exercise	—	—	229,268	—	—	—	—	—
Net loss	—	—	—	—	(17,738)	—	—	(17,738)
Foreign currency translation adjustments	—	—	—	—	—	(1,539)	(7)	(1,546)
Increase in Microphase ownership	—	—	—	(346)	—	—	346	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(680)	(680)
Balance at December 31, 2022	515	$4,990	5,931,582	$35,141	$(27,726)	$(1,779)	$715	$11,341
Stock-based compensation	—	—	—	440	—	—	—	440
Issuance of restricted Stock Units	—	—	20	—	—	—	—	—
Net loss attributable to common stockholders	—	—	—	—	(15,095)	—	—	(15,095)
Foreign currency translation adjustments	—	—	—	—	—	427	—	427
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(180)	(180)
Balance at December 31, 2023	515	$4,990	5,931,602	$35,581	$(42,821)	$(1,352)	$535	$(3,067)

See accompanying notes to consolidated financial statements

GRESHAM WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(15,275)	$(18,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	756	663
Impairment of goodwill	3,172	10,459
Impairment of intangibles	1,525	—
Amortization of intangibles	278	308
Amortization of right-of-use assets	1,027	588
Change in fair value of senior secured convertible notes, related party	(7)	1,357
Change in fair value of senior secured convertible notes	3,741	—
Change in fair value of warrants issued with senior secured convertible notes	(2,437)	—
Compensation warrants issued in connection with senior secured convertible notes	858	—
Issuance of common stock purchase warrants	726	—
Increase in capital contribution from parent for corporate overhead	—	1,090
Stock-based compensation	440	605
Original issue discount in connection with senior secured convertible notes	333	—
Changes in operating assets and liabilities:
Accounts receivable	1,185	(867)
Accounts receivables, related parties	—	(5)
Accrued revenue	(369)	(98)
Inventories	1,420	(1,209)
Prepaid expenses and other current assets	(805)	156
Other assets	—	31
Accounts payable and accrued expenses	288	289
Accounts payable, related parties	—	23
Other current liabilities	329	601
Other non-current liabilities	1,078	—
Lease liabilities	(1,077)	(607)
Net cash used in operating activities	(2,814)	(5,034)
Cash flows from investing activities:
Purchase of property and equipment	(234)	(638)
Acquisition of GIGA, net of cash received	—	(3,687)
Net cash used in investing activities	(234)	(4,325)
Cash flows from financing activities:
Capital contribution from parent	—	480
Proceeds from notes payable, related parties	2,413	9,617
Proceeds from notes payable	2,615	1,198
Payments on notes payable	(177)	—
Payments on revolving credit facilities, net	—	(1,616)
Net cash provided by financing activities	4,851	9,679
Effects of exchange rate changes on cash	303	276
Net increase in cash and restricted cash	2,106	596
Cash and restricted cash at beginning of period	2,195	1,599
Cash and restricted cash at end of period	$4,301	$2,195

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$868	$739

Non-cash investing and financing activities:
Gain on extinguishment of related party debt	—	$1,544
Warrants issued in exchange of related party debt	—	$682
Shares acquired in reverse capitalization	—	$4,404

See accompanying notes to consolidated financial statements

GRESHAM WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Gresham Worldwide, Inc., (“Gresham” or the “Company”) designs, manufactures and distributes purpose-built electronics equipment, automated test solutions, power electronics, supply and distribution solutions, as well as radio, microwave and millimeter wave communication systems and components for a variety of applications with a focus on the global defense industry and the healthcare market.

Gresham was established by the Business Combination of Giga-tronics and Gresham Holdings, and is led by Jonathan Read, its Chief Executive Officer, Robin Shaffer, its Chief Operating Officer, and Lutz Henckels, its Chief Financial Officer.

Our operations consist of three reporting segments:

•
Radio Frequency Solutions (“RF Solutions”) – consists of Microphase which is located in Connecticut. Microphase designs and manufactures custom microwave hardware products for military applications and generates revenue primarily through production contracts for custom engineered components and RADAR filters.
•
Precision Electronic Solutions – consists of one subsidiary and one division, namely Enertec located in Israel and what we call our legacy Giga-tronics business. Enertec develops and supplies advanced command & control, test and calibration systems for use in failsafe military and medical applications. The legacy business of Giga-tronics (the “Giga-tronics Business”) consists of Microsource, a wholly-owned subsidiary which develops and manufactures sophisticated RADAR filters used in fighter aircraft, and “EW Test and Training”, which serves the defense electronics market with a signal generation platform. We refer to this later business as our “Giga-tronics Division”.
•
Power Electronics & Displays – consists of two subsidiaries, namely Gresham Power and Relec located in the United Kingdom (the “UK”) which primarily engineer and provide integrated, mobile power electronics and display solutions that distribute and supply continuous, dependable, clean low voltage power.

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

Accounting Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in these financial statements include revenue recognition, the estimated useful lives of property and equipment and intangible assets, fair value of convertible notes, fair values of assets acquired and liabilities assumed in business combinations, impairment of goodwill and long-lived assets and accounting for lease obligations and income tax uncertainties and contingencies.

Principles of Consolidation

The consolidated financial statements include the accounts of Gresham Worldwide and its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. Accounts payable and accrued expenses and Other current liabilities have been reclassified as Accounts payable and accrued expenses, Deferred revenue and Other current liabilities. These reclassifications had no effect on previously reported results of operations. The impact on any prior period disclosures was immaterial.

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

Based on an assessment of the collectability of accounts receivable as of December 31, 2023 and 2022, an allowance was provided for doubtful accounts of $56,000 and $64,000, respectively.

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

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income.

Cash and Restricted Cash

Cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions in banks in the United States (“U.S.”), United Kingdom (“UK”) and Israel. Such deposits in the U.S. may exceed the U.S. Federal Deposit Insurance

Inventories

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

Fair value option

The Company has elected to record the Senior Secured Convertible Notes and Senior Secured Convertible Notes Payable, Related Parties (together “Convertible Notes”) at fair value on the date of issuance, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while those are outstanding. Issuance costs are recognized in the consolidated statement of operations in the period in which they are incurred. The fair value of the Convertible Notes were determined using a probability weighted expected return model (“PWERM”), a scenario-based valuation model in which discrete future outcome scenarios for the Company are projected and discounted to present value.

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

Warranty

The Company offers a warranty period of 12 months for all its manufactured products. The Company estimates the costs that may be incurred under its warranty and records a warranty liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount, as necessary.

Contingencies

The Company is periodically involved in litigation arising from other matters in the ordinary course of business. The Company can be subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. The Company records a liability when it believes that it is probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the range of loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

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

As of December 31, 2023, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $30,000. As of December 31, 2022, there are no uncertain tax positions taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

The Company recognizes stock-based expenses related to stock option awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term. The Company calculates the expected term utilizing the simplified method which is the average between the various vesting period and contractual term. The Company determines the volatility of its stock by looking at the historic volatility of its stock over the expected term of the stock options, and the risk-free rate reflects the U.S. Treasury yield for a similar expected life instrument in effect at the time of the grant.

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

Net Loss per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted Earnings per Share (“EPS”) incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. Anti-dilutive securities are not included in the computation of diluted EPS.

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

Recent Accounting Standards Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses”, (“ASU No. 2016-13”) to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company adopted the guidance on January 1, 2023, and has concluded that the adoption did not have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The Company adopted the guidance on January 1, 2023, and has concluded that the adoption did not have a material impact on its consolidated financial statements.

In January 2017, FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. This guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company has not elected to early adopt the provisions of ASU 2017-04. If early adoption had been selected, the goodwill impairment recorded and analysis performed at December 31, 2022 would have been materially different given that one of the reporting units had negative carrying value. The Company adopted the guidance on January 1, 2023, and has concluded that the adoption did not have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Note 4. Revenue Disaggregation

The Company’s disaggregated revenues are comprised of the following (in thousands):

	Year Ended
Category	December 31, 2023	December 31, 2022
Primary Geographical Markets
North America	$11,960	$7,317
Europe	9,250	9,907
Middle East	15,550	12,520
Rest of the World	1,066	511
Total revenue	$37,826	$30,255

Major Goods
RF/microwave filters	$9,196	$5,070
Detector logarithmic video amplifiers	1,703	1,060
Power supply units and systems	8,975	11,605
Healthcare diagnostic systems	3,956	4,073
Defense systems	13,996	8,447
Total revenue	$37,826	$30,255

Timing of Revenue Recognition
Goods transferred at a point in time	$20,151	$18,430
Services transferred over time	17,675	11,825
Revenue from contracts with customers	$37,826	$30,255

Deferred revenue

The Company has received advanced payments of $1.6 million as of December 31, 2023 and $1.0 million as of December 31, 2022 for products that are to be delivered or performed in the future. The advanced payments are primarily for material purchases of products to be delivered during to following 12-month period (In thousands):

Total
Deferred revenue
Balance at January 1, 2022	$401
Addition during the year	12,452
Recognized during the year	(11,825)
Balance at December 31, 2022	$1,028
Addition during the year	18,255
Recognized during the year	(17,675)
Balance at December 31, 2023	$1,608

Backlog - Other performance obligations

The Company has a $31.2 million backlog as of December 31, 2023 of which $23.4 is expected to be recognized as revenue in 2024.

Note 5. Inventories

Inventories are comprised of the following (in thousands):

	As of
Category	December 31, 2023	December 31, 2022
Raw materials	$3,168	$2,758
Work-in-progress	1,512	3,186
Finished goods	1,699	1,751
Total	$6,379	$7,695

Note 6. Property and Equipment, net

Property and Equipment, net, are comprised of the following (in thousands):

	As of
Category	December 31, 2023	December 31, 2022
Machinery and equipment and other	$7,256	$7,182
Computer, software and related equipment	1,960	1,858
Leasehold improvements	1,988	1,878
	11,204	10,918
Less: accumulated depreciation and amortization	(9,496)	(8,678)
Property and equipment, net	$1,708	$2,240

Depreciation and amortization expenses related to the property and equipment for the years ended December 31, 2023 and 2022 were $756,000 and $663,000, respectively.

Note 7. Business Combination

On September 8, 2022, Gresham acquired 100% of the capital stock of Gresham Holdings from AAI in exchange for 2.92 million shares of our common stock and 514.8 shares of our Series F preferred that are convertible into an aggregate of 3.96 million shares of our common stock. Gresham also assumed Gresham Holdings’ outstanding equity awards representing the right to receive up to 749,626 shares of our common stock, on an as-converted basis. The transaction described above resulted in a change of control of the Company. Assuming AAI was to convert all of the Series F, it would own approximately 69.6% of Gresham’ outstanding shares. The Series F Certificate of Determination contains an exchange cap which requires Gresham’s shareholders to approve the issuance of more than 19.99% of Gresham’s outstanding common stock that would apply as of the time of any future conversion (the “Exchange Cap”). On September 8, 2022 the Company’s shareholders approved issuances of its common stock upon conversion of the Series F in excess of the Exchange Cap.

We acquired Gresham Holdings to drive growth, both organically and through strategic combinations with providers of bespoke technology solutions for defense customers, expand our presence in the U.S. defense market by adding strong management, innovative technology, and more engineering resources and to unlock synergies across operating subsidiaries.

On September 8, 2022, AAI loaned Gresham $4.2 million by purchasing a convertible note that carries an interest rate of 10% per annum and matures on February 14, 2023. This note was exchanged for what was called an Exchange Note on December 31, 2022 as described in Note 14. Notes Payable, Related Parties, net.

In respect of the above transactions, the acquired assets and assumed liabilities, together with acquired processes and employees, represent a business as defined in ASC 805, Business Combinations. The transactions were accounted for as a reverse acquisition using the acquisition method of accounting with Gresham treated as the legal acquirer and Gresham Holdings treated as the accounting acquirer. In identifying GWW as the acquiring entity for accounting purposes, Gresham and Gresham Holdings took into account a number of factors, including the relative voting rights, executive management and the corporate governance structure of the Company. Gresham Holdings is considered the accounting acquirer since AAI received control of the board of directors of Gresham following the transaction and acquired a 69.6% beneficial ownership interest of Gresham. However, no single factor was the sole determinant in the overall conclusion that Gresham Holdings is the acquirer for accounting purposes; rather all relevant factors were considered in arriving at such conclusion.

The fair value of the purchase consideration is $8.2 million, consisting of $4.1 million for our common stock and warrants, $0.3 million fair value of vested stock incentives and $3.8 million for cash consideration paid to our then existing preferred stockholders to redeem outstanding preferred stock.

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

The following unaudited proforma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2022, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated proforma results of operations for the year ended December 31, 2022 as if the acquisition occurred on January 1, 2022.

Proforma, unaudited (in thousands)	Gresham	Giga-tronics	Proforma	Proforma
Year ended December 31, 2022	Worldwide, Inc.		Adjustments	Unaudited
Net Sales	$28,825	$5,651	$—	$34,476
Cost of Sales	20,227	5,151	—	25,378
Operating expenses	12,136	18,426	—	30,562
Other expense	987	1,276	—	2,263
Income tax benefit	123	—	—	123
Net gain attributable to non-controlling interest	680	—	—	680
Net loss attributable to common stockholders	$(3,722)	$(19,202)	$—	$(22,924)

Note 8. Intangible Assets, net

Intangible assets, net, are comprised of the following (in thousands):

Category	Useful Life	December 31, 2023	December 31, 2022
Customer relationships	10-14 years	$2,918	$3,825
Trademark	Indefinite life	477	1,493
		3,395	5,318
Accumulated amortization		(1,688)	(1,842)
Intangible assets, net		$1,707	$3,476

An impairment charge of $1.5 million at Microphase reporting unit related to customer relationships intangible assets was recognized during the year ended December 31, 2023. Accumulated amortization through the date of impairment was $0.4 million. There were no impairments of intangible assets during the year ended December 31, 2022.

Amortization expense on the definite lived intangible assets for the years ended December 31, 2023 and 2022 was $0.3 million each year.

The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter (in thousands):

Fiscal Year	December 31, 2023
2024	$226
2025	226
2026	226
2027	226
2028	139
Thereafter	187
$1,230

Note 9. Goodwill

The following table summarizes the changes in our goodwill for the year ended December 31, 2023 and the year ended December 31, 2022 (in thousands):

Description	GIGA	Microphase	Relec	Enertec	Total
Balance as of January 1, 2022	$—	$3,172	$1,164	$5,476	$9,812
Acquisition	10,459	—	—	—	10,459
Impairment	(10,459)	—	—	—	(10,459)
Effect of exchange rate changes	—	—	(123)	(635)	(758)
Balance as of December 31, 2022	—	3,172	1,041	4,841	9,054
Impairment	—	(3,172)	—	—	(3,172)
Effect of exchange rate changes	—	—	55	(143)	(88)
Balance as of December 31, 2023	$—	$—	$1,096	$4,698	$5,794

The Company tests goodwill for impairment at the reporting unit level annually on December 31 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its estimated fair value.

Giga-tronics

The legacy Giga-tronics reporting unit (consisting of what we call the Giga-tronics Division and Microsource) experienced a significant decline in sale during the fourth quarter of 2022 and is projecting a negative growth rate due to customers scaling back on programs, a lack of backlog, a highly competitive industry and certain operational challenges that have affected our expectations such that future growth and profitability is significantly lower than previous estimates. Furthermore, during the fourth quarter of 2022, the Company’s market capitalization declined steadily which, although not a determinant on its own, when combined with the other factors indicated that the Giga-tronics reporting unit goodwill was determined to be impaired.

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

As a result, the entire goodwill carrying amount of Giga-tronics reporting unit was recognized as an impairment charge during the year ended December 31, 2022.

Microphase

During the fourth quarter of 2023, Microphase reporting unit experienced a significant decline in sales and annually continues to have operating losses.

Due to these factors, we determined that a triggering event had occurred, and therefore, performed a quantitative goodwill impairment assessment as of December 31, 2023. Under quantitative testing, the fair value of the reporting unit was estimated for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. The Company utilized an enterprise value-based income approach to determine the fair value of the reporting unit. The income approach requires the use of significant estimates and assumptions, which include a zero revenue growth assumption and negative future operating margins used to calculate projected future cashflows, weighted average cost of capital, and future economic and market conditions. The Company bases the forecasts on its knowledge of the industry, recent performance and expected future performance of the reporting unit, and other assumptions management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The results of the quantitative test indicated the fair value of the Microphase reporting unit did not exceed its carrying amounts, including goodwill, in excess of the carrying value of the goodwill. As a result, the entire $3.2 million carrying amount of Microphase’s goodwill was recognized as a impairment charge during the year ended December 31, 2023. There were no impairments of goodwill during the year ended December 31, 2022.

Enertec, Relec

For Enertec and Relec reporting units, the Company has determined that the reporting units benefit from a continued positive forecast within the industry, a significant backlog of contracted work, a history of and/or projected positive earnings and have not experience any technological, market or operational circumstances which indicate that the carrying values of reporting units goodwill may not be recoverable. Based on the qualitative assessment, it was concluded that it is not more likely than not that the fair value of the reporting units is less than its carrying amount. Management concluded that no quantitative testing was needed as it was not more likely than not that reporting units fair value are less than its carrying value as of December 31, 2023.

Note 10. Leases

Operating leases

We have operating leases for office space. Our leases have remaining lease terms from 9 months to 6.5 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The following table provides a summary of leases by balance sheet category as of December 31, 2023 and 2022 (in thousands):

Description	December 31, 2023	December 31, 2022
Operating right-of-use assets	$3,023	$3,940
Operating lease liability - current	$778	$1,067
Operating lease liability - non-current	$2,334	$3,014

The components of lease expenses for the years ended December 31, 2023 and 2022 were as follow (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Operating lease cost	$1,299	$1,125

The following table provides a summary of other information related to leases for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,369	$1,135
Right-of-use assets obtained in exchange of new operating lease liabilities	160	275
Weighted-average remaining lease term - operating leases	4.6 years	5.6 years
Weighted-average discount rate - operating leases	7%	7%

The Company determined that using a discount rate of 7% is reasonable, as this is consistent with the mortgage rates for commercial properties for the time period commensurate with the terms of the leases.

Maturity of lease liabilities under our non-cancellable operating leases as of December 31, 2023 are as follow (in thousands):

Fiscal Year	Operating leases
2024	$1,018
2025	828
2026	523
2027	357
2028	357
Thereafter	759
Total future minimum lease payments	3,842
Less: imputed interest	(730)
Present value of lease liabilities	$3,112

Note 11. Notes Payable

Notes payable on December 31, 2023 and 2022, were comprised of the following (in thousands):

	Due date	Weighted Average Interest rate	December 31, 2023	December 31, 2022
Bank credit	Renewed every month	7%	$1,190	$1,623
Other notes payable	Paid monthly	12%	318	425
Notes payable, related parties	December 31, 2024	12%	168	—
Financed receivables		9%	—	71
Total notes payable			1,677	2,119
Less: current portion			1,477	1,797
Notes payable - long-term portion			$200	$322

Interest expense on notes payable, related parties for the period ended December 31, 2023 was $33,000.

Note 12. Fair Value of Financial Instruments

Recurring Fair Value Measurements

Fair value measurement on a recurring basis at reporting date
Level 3
Balance at December 31, 2023
Senior Secured Convertible Notes, related party	$11,001
Senior Secured Convertible Note	5,544
Warrant liability	677
Total liabilities measured at fair value	$17,222
Balance at December 31, 2022
Senior Secured Convertible Notes, related party	10,008
Total liabilities measured at fair value	$10,008

Note 13. Senior Secured Convertible Notes and Warrants

Summary

During Fiscal 2023 the Company entered into a Securities Purchase Agreement (“SPA”) pursuant to which the Company issued $3.3 million 10% original issue discount Senior Secured Convertible Notes (the “Convertible Notes”) and 1.7 million five-year common stock purchase warrants, for total gross proceeds of $3,000,000. In connection with the financing the Company issued 1.2 million placement agent warrants.

The Notes and warrants issued pursuant to the SPA were amended during Fiscal 2023 modified to extend the maturity date to October 11, 2024. In exchange, the principal was increased to $4.6 million and an additional 1.7 million common stock purchase warrants were issued.

As of December 31, 2023 the Convertible Notes are in default.

Terms of Default

The Notes accrue interest at a rate of 7% per annum payable monthly, which increased to 18% upon the event of default as of December 31, 2023. Due to the default the Company is required to pay 20% of consolidated revenues monthly on each interest payment date in reduction of the principal amount. In addition, the holders have the right to require us to prepay the Convertible Notes at a 125% of principal. Further, upon a bankruptcy event of default or a change of control event amounts owed would be 125% of the principal remaining.

Security and Restrictive Covenants

The Convertible Notes are secured by the assets of the Company pursuant to a Security Agreement entered into for such purpose, and are senior to the indebtedness payable to AAI, pursuant to a subordination agreement entered into in connection with the SPA.

The Convertible Notes contain customary restrictive covenants including covenants against incurring new indebtedness or liens, changing the nature of its business, transfers of assets, transactions with affiliates, and issuances of securities, subject to certain exceptions and limitations.

The Convertible Notes have a working capital covenant pursuant to which the Company’s working capital, excluding any debt owed to AAI Lending or any of its affiliates and the modified Notes, shall increase from the Company’s working capital as of September 30, 2023, by a minimum of $250,000 per quarter for the quarters ending December 31, 2023 and March 31, 2024 and $500,000 per quarter thereafter while either of the modified Notes remain outstanding.

Conversion Features

The Convertible Notes are convertible at a conversion price equal to the greater of (a) 90% of the VWAP for the 10 trading days prior to the conversion date and (b) $0.25 per share, subject to adjustment including downward adjustment upon any dilutive issuance of securities.

Fair Value

The Company elected the fair value option with respect to the Convertible Notes. The fair value of the liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the probability-weighted expected return method (“PWERM”) to arrive at a fair value. This approach involved the estimation of future potential outcomes for the Convertible Notes, as well as values and probabilities associated with each respective potential outcome.

The Company arrived at the fair value of the Notes liability as shown below:

Senior Secured Convertible Notes:	December 31, 2023	Modification date	Issuance date
Fair value (In thousands)	$5,544	$4,296	$1,803
Face value principal payment (In thousands)	$4,600	$4,600	$3,333
Face value at premium (In thousands)	$5,750	$5,750	$4,166
Conversion discount	10%	10%	10%
Maturity date	October 11, 2024	October 11, 2024	October 11, 2023
Interest rate	7.00%	7.00%	6.00%
Default interest rate	18.00%	18.00%	18.00%
Discount rate	23.50%	25.60%	92.50%
Valuation technique	PWERM	PWERM	PWERM

The rollforward of the Convertible notes is as follows (in thousands):

Fair value	Total
Balance as of December 31, 2022	$—
Issuance of Senior Secured Convertible Notes	1,803
Change in fair value of Senior Secured Convertible Notes	2,493
Balance upon modification of senior secured convertible note	4,296
Change in fair value of Senior Secured Convertible Notes	1,248
Balance as of December 31, 2023	$5,544

The change in fair value was recorded within Other (expense) income on the consolidated statements of operations and comprehensive loss.

Warrants

The warrants issued in connection with the initial issuance and modification issuance (collectively the “Warrants”) entitle the holders to purchase shares of common stock for a five-year period from issuance. The Warrants are exercisable as follows: the lower of (A) $0.78 and (B) 90% of the lowest VWAP for the 10 trading days prior to the date of the exercise, subject to adjustment including downward adjustment upon any dilutive issuance of securities.

The Company accounts for the Warrants as liabilities.

The warrant liability on December 31, 2023 and December 31, 2022, were comprised of the following (in thousands):

Fair value	Total
Balance as of December 31, 2022	$—
Issuance of initial warrants with senior secured convertible notes	2,388
Issuance of warrants with modification of senior secured convertible notes	726
Change in fair value of warrants	(2,437)
Balance as of December 31, 2023	$677

The change in fair value was recorded within Other (expense) income on the consolidated statements of operations and comprehensive loss.

The Warrants are liability classified and the following assumptions were used to fair value the warrants:

Warrant liability, current:	December 31, 2023	Modification date	Issuance date
Volatility	153%	139%	134%
Risk-free discount rate	4%	5%	4%
Term (weighted average)	4.4 years	4.6 years	5 years
Valuation technique	Monte Carlo simulation	Monte Carlo simulation	Monte Carlo simulation

Note 14. Notes Payable, Related Parties, net

Senior Secured Convertible Note, As Amended

Fiscal 2022

During 2022 the Company entered into Senior Secured Convertible Notes, as amended with AAI by which the Company received a total of $12.0 million. The notes bear interest at 10% per annum and are due on January 15, 2025 except for a $1.0 million note which bears a 12% interest and is due on June 15, 2025.

At the option of AAI, the notes are convertible into the Company’s common stock at a conversion price equal to the lesser of (i) $0.78 per share, or (ii) the VWAP Price on such date less a 20% discount to such VWAP Price, but in no event less than $0.25 per share. In addition, all principal and outstanding interest under the Exchange Note will automatically convert to the Company’s common stock upon (i) the consummation of a public offering of securities in which the Company receives net proceeds (net of underwriters’ discounts and selling commissions) of at least $25 million (“Qualified Public Offering” scenario), in which case the conversion price shall be the price at which the Common Stock is sold to the public, provided, however, that no underwriters’ discounts or selling commissions shall be imposed on such conversion, (ii) the consummation of a private or public offering of shares of Common Stock that is not a Qualified Public Offering but that results in the net proceeds (net of underwriters’ discounts and selling commissions) to the Company of at least $5 million (“Non-qualified Offering” scenario), in which case the conversion price shall be the price at which Common Stock is sold in such Non-Qualified Offering less a twenty-five percent (25%) discount or (iii) December 31, 2024, in which case the conversion price shall be the VWAP Price less a 25% discount to such VWAP Price.

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

The Company’s obligations under the Purchase Agreement and the Secured Note are secured by a lien on all of the assets of the Company and its wholly owned subsidiaries pursuant to a Security Agreement.

Fiscal 2023

On October 11, 2023, the Company and AAI entered into an agreement pursuant to which the maturity date was extended to January 15, 2025 (“Held to Maturity” scenario) and the indebtedness is now subordinate to the Convertible Notes (see Note 13. Senior Secured Convertible Notes and Warrants).

Fair Value Option

The Company elected to account for the Senior Secured Convertible Notes using the fair value option and ascribed the following probabilities to four possible scenarios:

	December 31, 2023		December 31, 2022
Scenario description	Estimated probability	Estimated date	Estimated probability	Estimated date
Qualified Financing	25.0%	October 11, 2024	25.0%	June 1, 2024
Non-qualified Financing	35.0%	October 11, 2024	35.0%	October 1, 2023
Held to Maturity	25.0%	January 15, 2025	15.0%	December 31, 2024
Default/Dissolution	15.0%	October 11, 2024	25.0%	June 1, 2024
Total	100.0%		100.0%

Based on these estimates, the Company arrived at the fair values of the Notes liability as shown below:

Senior Secured Convertible Notes, related party:	December 31, 2023	December 31, 2022
Fair value (In thousands)	$11,001	$10,008
Face value principal payment (In thousands)	$12,133	$11,133
Face value at premium (In thousands)	$15,166	$13,916
Interest rate (weighted average)	10.10%	10.00%
Default interest rate	18.00%	18.00%
Discount rate	43.50%	45.50%
Valuation technique	PWERM	PWERM

Notes payable, related parties, net on December 31, 2023 and December 31, 2022, were comprised of the following (in thousands):

Senior Secured Convertible Notes, Related Party	Total

Fair value at December 31, 2021	$—
Issuance of senior secured convertible notes, related party	11,365
Change in fair value of senior secured convertible notes, related party	(1,357)
Fair value at December 31, 2022	10,008
Issuance of senior secured convertible notes, related party	1,000
Change in fair value of senior secured convertible notes, related party	(7)
Balance at December 31, 2023	$11,001

Note 15. Related Party Transactions

Allocation of General Corporate Expenses

AAI provided human resources, accounting, and other services to Gresham Holdings. The accompanying financial statements of Gresham Holdings include allocations of these expenses prior to the Business Combination. The allocation method calculates the appropriate share of overhead costs to Gresham Holdings by using Gresham Holdings’s revenue as a percentage of total revenue of AAI. Gresham Holdings believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had Gresham Holdings been a stand-alone entity or of future costs.

AAI allocated these costs as follows (in thousands):

	Years Ended
	December 31, 2023	December 31, 2022
General and administrative	$—	$1,090

Net Transfers From AAI

The Company received funding from AAI to cover additional cash requirements totaling $0.5 million for the year ended December 31, 2022.

Redemption of Outstanding Preferred Shares

In connection with the closing of the Business Combination and as required by the Share Exchange Agreement, the Company repurchased and redeemed outstanding preferred stock (other than the Series F), (the “Outstanding Preferred Shares”) at the stated liquidation preference amount of such shares. Our Chief Financial Officer (Lutz Henckels) and one of our directors (Thomas E. Vickers) held some of the Outstanding Preferred Shares that we purchased on the same terms and price as shares of the Outstanding Preferred Shares held by other stockholders. We paid $362,000 in total to redeem outstanding Preferred Stock to a director and an officer.

Note 16. Stock-based Compensation

The total stock-based compensation expense related to stock options and stock awards issued to the Company’s employees and directors, included in reported net loss for the year ended December 31, 2023 and 2022, was comprised as follows (in thousands):

Description	Years Ended
	December 31, 2023	December 31, 2022
General and administrative	$440	$605
Total stock-based compensation	$440	$605

As of December 31, 2023, there was $87,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements expected to be recognized over a weighted average period of 0.5 years.

Stock options

The stock options outstanding as of December 31, 2023, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
		Remaining	Average		Average	Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Price	Life (Years)
$2.50 - $3.00	483,093	4.65	$2.97	462,270	$2.97	4.53
$3.01 - $4.00	86,550	6.96	$3.54	84,607	$3.54	6.96
$4.01 - $5.00	133,618	4.93	$4.70	131,618	$4.71	4.90
$5.01 - $5.50	20,378	5.34	$5.24	20,378	$5.24	5.34
$12 - $18	2,332	2.61	$14.35	2,332	$14.35	2.61
$25 - $40	1,095	0.72	$33.90	1,095	$33.90	0.72
$2.50 - $40	727,066	4.98	$3.50	702,300	$3.52	4.90

The following table summarize our stock option activities and related information:

Description	Shares	Weighted Average Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	499,751	$2.97	8.40	$—
Acquired under Business Combination	301,380	4.61	—	—
Exercised	—	—	—	—
Forfeited and expired	(4,173)	4.95	—	—
Outstanding at December 31, 2022	796,958	$3.58	7.71	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(69,892)	4.39	—	—
Outstanding at December 31, 2023	727,066	$3.50	4.98	—

Exercisable at December 31, 2023	702,300	$3.52	4.90	—

Expected to vest in the future	24,766	$3.11	7.37	—

Stock awards

The following table summarize our stock award activities and related information:

Restricted Stock Awards	Shares Outstanding	Vested	Weighted Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (years)
Outstanding at December 31, 2021	249,875	124,937	$2.97	2.42
Granted	—	-	—
Vested	—	41,646	2.97
Awards cancelled	—	—	—
Outstanding at December 31, 2022	249,875	166,583	$2.97	1.42
Granted	—	—	—
Vested		41,646	2.97
Vested awards cancelled	83,291	(83,291)	2.97
Awards cancelled	16,659	—	2.97
Outstanding at December 31, 2023	149,925	124,937	$2.97	0.42

The total fair value of stock award released during the year ended December 31, 2023 and 2022 is $19,000 and $0, respectively.

No restricted stock awards were granted during the year ended December 31, 2023 and 2022.

Note 17. Increase in Ownership Interest of Subsidiary

On July 1, 2022, Gresham Holdings acquired an additional 444,444 newly issued shares of Microphase to increase its ownership interest in Microphase from 55% to 63% in exchange for consideration of $1 million.

Note 18. Stockholder’s Equity

Amendments to Certificate of Incorporation

On September 22, 2022, the Company amended the Articles of Incorporation to increase the number of shares the Company is authorized to issue to 101,000,000 shares by increasing the number of authorized shares of common stock from 13,333,333 shares to 100,000,000 shares.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock with no par value.

The Company had authorized Series A convertible preferred stock of 250,000. No shares are issued and outstanding.

The Company had issued series B through E preferred stock which were redeemed with the Business Combination (See Note 7. Business Combination).

On September 8, 2022, the Company issued AAI, as part of the consideration for the acquisition of Gresham Holdings, 514.8 shares of Series F preferred stock. The terms, preferences and rights of holders of the Series F are set forth in the Certificate of Determination which was filed with the California Secretary of State, on August 23, 2022.

Seniority and Liquidation Preference

The Series F ranks senior to the shares of the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of its affairs. The Series F has a liquidation preference of $25,000 per share. The 514.8 shares of Series F have an aggregate liquidation preference of $12.9 million.

Conversion Right

The shares of Series F are convertible into the Company’s common stock at the holder’s option at a conversion price of $3.25 per share, subject to customary adjustments for stock splits (including the reverse split). The 514.8 shares of Series F that were issued to AAI upon the consummation of the transactions contemplated by the Agreement are convertible into an aggregate of 3,960,043 shares of the Company’s common stock. If converted in a public offering of the Company’s stock, the conversion price will be at the public offering price less underwriting discounts and commissions.

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

Voting Rights; Board Representation

Holders of Series F have the right to vote on matters submitted to a vote of the holders of common stock on an as-converted basis unless required by applicable law. In addition, holders of Series F are entitled to elect four of the Company’s seven directors. Upon the closing of the Business Combination, AAI exercised its right adding four directors to our board of directors including our Chief Executive Officer and three persons who are AAI directors.

Approval Rights for Certain Matters

For so long as AAI consolidates the Company as a subsidiary of AAI for financial reporting purposes, the Company will require prior approval of the holders of the Series F to incur indebtedness in excess of $1 million per individual transaction or $2.5 million in the aggregate or to complete a merger, acquisition or purchase of assets where the aggregate consideration is valued at more than $1 million. Holders of the Series F have separate class approval rights over certain specified actions that would affect the rights of holders of the Series F (see Note 24. Subsequent Events).

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

Note 19. Income Taxes

The following is a geographical breakdown of income/loss before the provision for income tax, for the years ended December 31, 2023 and 2022 (in thousands)

	Year Ended
	December 31, 2023	December 31, 2022
United States	$(15,790)	$(19,150)
International	759	609
Total	$(15,031)	$(18,541)

Deferred income taxes reflect the net tax effects or (a) temporary differences between the carrying amounts or assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows (in thousands):

	Year Ended
Deferred tax assets:	December 31, 2023	December 31, 2022
Accrued compensation	$123	$247
Allowance for doubtful accounts	1	1
Inventory adjustments	1,645	1,654
Unrealized gains/losses	233	233
Other carryforwards	319	317
Net operating loss carryforward	8,333	6,542
Lease liability	454	668
Stock option expense	795	670
Other accrued expenses	569	276
Fixed assets	75	17
Total deferred tax assets	$12,547	$10,625

Deferred tax liabilities:
ROU assets	$(434)	$(628)
Intangible assets	(7)	(467)
Other	(25)	—
Total deferred tax liabilities	$(466)	$(1,095)

Valuation allowance	$12,081	$9,530
Net deferred taxes	$—	$—

The federal and state income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022
Current
Federal	$42	$(191)
State	15	(27)
International	187	95
Total current tax expense	244	(123)

Total tax (benefit) expense	$244	$(123)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $2.5 million and $6.8 million for the year ended December 31, 2023 and 2022, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2023 are as follows (In thousands):

	Amount	Expiration
		Years
Net operating losses, federal (post December 31, 2017)	$21,452	Do not expire
Net operating losses, federal (pre January 1, 2018)	2,662	2024 to 2037
Net operating losses, state	30,603	2031 to 2043
Tax credits federal	46	2040
Tax credits, state	318	Do not expire
Net operating losses, foreign	10,147	Do not expire

The effective tax rate of the company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Statutory rate	21.00%	21.00%
State tax	4.49%	2.83%
Permanent differences	(0.16)%	(0.07)%
Changes in valuation allowance	(12.90)%	(9.82)%
Global intangible low-taxed income (GILTI)	(5.77)%	(1.77)%
change in foreign tax rate	—%	0.30%
Foreign tax rate differential	0.24%	0.04%
Prior period and other adjustments	(0.87)%	1.28%
Impairment of goodwill	(4.43)%	(11.84)%
Non-deductible interest/Gain on revaluation of note	(2.96)%	(1.28)%
Failure to file penalties	(0.20)%
Total	(1.56)%	0.67%

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to treat any potential GILTI inclusions as a period cost.

A reconciliation of the financial statement recognition and measurement of uncertain tax positions during the current year is as follows:

Total
Balance as of December 31, 2022	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	30,000
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	—
Balance as of December 31, 2023	$30,000

The company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2023 and December 31, 2022, the Company recognized $30,000 and nil in interest and penalties, respectfully. As of December 31, 2023 and December 31, 2022, accrued interest and penalties to uncertain tax positions were $30,000 and nil, respectfully.

The Company is subject to tax in the U.S., U.K. and Israel and is subject to audit by tax authorities in the U.S., U.K. and Israel for which returns are subject to examination for various years dependent on the jurisdiction.

Note 20. Net Loss Per Share

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

(in thousands except per share data)	Year Ended
	December 31, 2023	December 31, 2022
Numerator:
Net loss attributable to common stockholders	$(15,095)	$(17,738)
Denominator:
Basic weighted average shares outstanding	5,932	5,552
Effect of dilutive securities	—	—
Diluted weighted-average shares	5,932	5,552

Net loss per share attributable to common stockholders, basic and diluted	$(2.54)	$(3.20)

For the years ended December 31, 2023 and 2023, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

Anti-dilutive securities (in thousands)	December 31, 2023	December 31, 2022
Common shares issuable upon exercise of stock options	727	797
Common shares issuable on conversion of series F preferred stock	3,960	3,960
Common shares issuable upon exercise of warrants	7,499	2,299
Restricted stock awards	150	250
Common shares issuable upon conversion of senior secured convertible notes	71,554	14,256
Total	83,890	21,562

Note 21. Commitments and Contingencies

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated. The Company is not party to any material legal proceedings for which a loss was probable or an amount was accrued.

Bank Guarantee

As of December 31, 2023 and December 31, 2022, the Company guarantees balance was $4.7 million and $3.6 million, respectively for project implementation fees which are released upon delivery of the project products to the customer. million. In order to receive bank guarantees for project advances, the bank requires deposits of 15% of the value of the guarantee.

Note 22. Segment Information

The Company has three reportable segments. Prior to the Business Combination, GWW operated as two operating segments but aggregated its results into one reportable segment based on similarity in economic characteristics, other qualitative factors and the objectives and principals of ASC 280, Segment Reporting.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023				Year Ended December 31, 2022
Description	Precision Electronic Solutions	Power Electronics & Display	RF Solutions	Total	Precision Electronic Solutions	Power Electronics & Display	RF Solutions	Total
Revenue	$19,592	$10,039	$8,195	$37,826	$13,950	$10,175	$6,130	$30,255
Cost of revenue	15,401	6,791	5,886	28,078	10,632	6,651	4,497	21,780
Gross profit	4,191	3,248	2,309	9,748	3,318	3,524	1,633	8,475
Operating expenses	9,196	4,453	3,950	17,599	6,686	4,022	3,684	14,392
Impairment of goodwill	—	—	3,172	3,172	10,459	—	—	10,459
Impairment of intangibles	—	—	1,525	1,525	—	—	—	—
Other (expense) income, net	(1,218)	(392)	(873)	(2,483)	(1,781)	(26)	(358)	(2,165)
Loss from continuing operations before income taxes	$(6,223)	$(1,597)	$(7,211)	$(15,031)	$(15,608)	$(524)	$(2,409)	$(18,541)
Assets (at period end)	$18,931	$7,862	$5,139	$31,932	$20,076	$8,316	$10,562	$38,954

Note 23. Concentration of Credit and Revenue Risk

The following table provides the percentage of total accounts receivable and revenues attributable to a single customer from which 10% or more of total revenues are derived:

	Accounts Receivable ("AR")						Revenue
Segment	Year ended December 31, 2023		% of Total AR	Year ended December 31, 2022		% of Total AR	Year ended December 31, 2023	% of Total Revenue	Year ended December 31, 2022	% of Total Revenue
Customer A	$1,648		38%	$1,718		31%	$11,129	29%	$7,408	24%
Customer B	483		11%	1,113		20%	4,042	11%	3,775	12%
Customer C	—	*	— %*	—	*	— %*	2,567	— %*	3,769	12%

* less than 10%

Note 24. Subsequent Event

Subsequent to year end, the Company received $1.18 million from AAI as a loan.

On March 15, 2024 AAI exercised 2.0 million penny warrants for a total consideration of $20,000.