Form 10-Q
period 2024-03-31
GRESHAM WORLDWIDE, INC.
filed 2024-05-17
CIK 719274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There was a total of 7,931,602 shares of the Registrant’s Common Stock outstanding as of May 16, 2024.

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

This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of risks and uncertainties due to a variety of factors, including that (i) we will continue to secure orders and backlog in 2024 and that our Giga-tronics legacy business development efforts to generate new orders will improve, (ii) we will secure adequate cash to bridge operations, (iii) the ongoing geopolitical military conflict (including, the war in Israel, the Russian war on Ukraine, and tensions with China and Taiwan) will continue, (iv) supply chain turmoil and inflation will continue to affect customer demand for our product offerings, (v) defense budgets for electronic technology solutions that we provide will not decrease, (vi) our key medical customer will not reduce expected orders, (vii) the effect that the slowdown in the capital markets and securities offerings for micro cap companies which are not listed on a leading national securities exchange will have on our ability to raise capital, and (viii) those other risks described in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and throughout this Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GRESHAM WORLDWIDE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$3,567	$3,601
Restricted cash	1,199	700
Accounts receivable, net	4,309	4,294
Accrued revenue	2,070	2,782
Inventories	6,240	6,379
Prepaid expenses and other current assets	1,872	1,438
TOTAL CURRENT ASSETS	19,257	19,194

Intangible assets, net	1,631	1,707
Goodwill	5,715	5,794
Property and equipment, net	1,747	1,708
Right-of-use assets	3,111	3,023
Other assets	349	506
TOTAL ASSETS	$31,810	$31,932

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,550	$8,671
Senior secured convertible notes	5,379	5,544
Notes payable	928	1,309
Notes payable, related parties, net	1,120	168
Operating lease liability, current	914	778
Deferred revenue	1,778	1,609
Other current liabilities	2,208	2,052
TOTAL CURRENT LIABILITIES	22,877	20,131

LONG TERM LIABILITIES
Senior secured convertible notes, related party	12,918	11,001
Notes payable	178	200
Operating lease liability, non-current	2,273	2,334
Other liabilities	1,260	1,333
TOTAL LIABILITIES	39,506	34,999

STOCKHOLDERS EQUITY
Preferred stock; no par value; Authorized – 1,000,000 shares
Series F Preferred Stock, 520 shares designated; 514.8 shares issued and outstanding at March 31, 2024 and December 31, 2023	$4,990	$4,990
Common Stock; no par value; 100,000,000 shares authorized, 7,931,602 shares issued and outstanding at March 31, 2024; 13,333,333 shares authorized, 5,931,602 shares issued and outstanding at December 31, 2023	35,647	35,581
Accumulated deficit	(47,228)	(42,821)
Accumulated other comprehensive loss	(1,491)	(1,352)
TOTAL STOCKHOLDERS EQUITY	(8,082)	(3,602)

Non-controlling interest	386	535
TOTAL STOCKHOLDERS EQUITY	(7,696)	(3,067)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,810	$31,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRESHAM WORLDWIDE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$9,573	$8,723
Cost of revenues	7,687	6,560
Gross profit	1,886	2,163
Operating expenses
General and administrative	3,249	4,688
Research and development	782	723
Selling and marketing	612	543
Total operating expenses	4,643	5,954
Loss from continuing operations	(2,757)	(3,791)
Other (expense) income
Interest expense	(296)	(213)
Change in fair value of senior secured convertible notes, related party	(1,917)	566
Change in fair value of warrants issued with senior secured convertible notes	117	796
Change in fair value of senior secured convertible notes	165	143
Foreign currency exchange adjustment	62	44
Other income (expense)	21	(2)
Total other (expense) income, net	(1,848)	1,334
Loss from continuing operations before income taxes	(4,605)	(2,457)
Income tax benefit (provision)	49	7
Net loss	(4,556)	(2,450)
Net loss (gain) attributable to non-controlling interest	149	(14)
Net loss attributable to common stockholders	$(4,407)	$(2,464)

Net loss per common share, basic and diluted	$(0.70)	$(0.42)

Weighted average common shares outstanding, basic and diluted	6,305	5,932

Comprehensive loss
Loss available to common stockholders	$(4,407)	$(2,464)
Foreign currency translation adjustments	(139)	187
Total comprehensive loss	$(4,546)	$(2,277)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRESHAM WORLDWIDE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2024

(In thousands except share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholder's Equity
Balance at January 1, 2024	515	$4,990	5,931,602	$35,581	$(42,821)	$(1,352)	$535	$(3,067)
Stock-based compensation	—	—	—	46	—	—	—	46
Exercise of warrants	—	—	2,000,000	20	—	—	—	20
Net loss attributable to common stockholders	—	—	—	—	(4,407)	—	—	(4,407)
Foreign currency translation adjustments	—	—	—	—	—	(139)	—	(139)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(149)	(149)
Balance at March 31, 2024	515	$4,990	7,931,602	$35,647	$(47,228)	$(1,491)	$386	$(7,696)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRESHAM WORLDWIDE, INC AND SUBSIDIARIES

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

GRESHAM WORLDWIDE, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(4,556)	$(2,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	186	181
Amortization	57	73
Amortization of right-of-use assets	202	299
Change in fair value of senior secured convertible notes, related party	1,917	(566)
Change in fair value of warrants issued with senior secured convertible notes	(117)	(796)
Change in fair value of senior secured convertible notes	(165)	(143)
Stock-based compensation	46	106
Compensation warrant issued in connection with senior secured convertible notes	—	858
Offering costs in connection with senior secured convertible notes	—	653
Changes in operating assets and liabilities:
Accounts receivable	(57)	58
Accrued revenue	677	(274)
Inventories	106	(235)
Prepaid expenses and other current assets	(441)	(98)
Accounts payable and accrued expenses	1,504	(40)
Other current liabilities	1,068	(211)
Other non-current liabilities	(80)	154
Lease liabilities	(215)	(305)
Net cash provided by (used) in operating activities	132	(2,736)

Cash flows from investing activities:
Purchase of property and equipment	(237)	(27)
Net cash used in investing activities	(237)	(27)

Cash flows from financing activities:
Proceeds from the exercise of warrants, related party	20	—
Proceeds from accounts receivables, related party	—	301
Proceeds from notes payable, related party	952	—
Proceeds from senior secured convertible notes, net of issuance costs	—	2,680
Payments on notes payable	(388)	(77)
Net cash provided by financing activities	584	2,904
Effects of exchange rate changes on cash and cash equivalents	(13)	168
Net increase/(decrease) in cash and cash equivalents	465	309
Cash and cash equivalents at beginning of period	4,301	2,195
Cash and cash equivalents at end of period	$4,766	$2,504

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$295	$213

Non-cash investing and financing activities
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$321	$—

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

Gresham was incorporated in California on March 5, 1980 as Giga-tronics Incorporated. We changed our name to Gresham effective March 1, 2024. Our common stock continues to trade under the Giga-tronics name and symbol “GIGA” on the OTCQB. We have obtained shareholder approval to reincorporate in Delaware. Both our name change on the OTCQB and reincorporation are subject to Financial Industry Regulatory Authority approval.

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

Our primary sources of liquidity have historically been funded by our parent company, AAI. The extent of continued support from AAI is not assured as we seek additional financing from third parties. There is substantial doubt that we will have sufficient cash to meet our needs over the next 12 months. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on Aril 15, 2024. The condensed consolidated balance sheet as of December 31, 2023 included in this report was derived from the Company’s audited 2023 financial statements contained in the above referenced 2023 Annual Report. Results of the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Basis of Presentation

There have been no material changes to the Company’s significant accounting policies previously disclosed in the 2023 Annual Report.

Note 4. Revenue Disaggregation

The Company’s disaggregated revenues are comprised of the following (In thousands):

	Three Months Ended
Category	March 31, 2024	March 31, 2023
Primary Geographical Markets
North America	$2,431	$2,328
Europe	1,574	2,832
Middle East and other	5,568	3,563
Total revenue	$9,573	$8,723

Major Goods
RF/microwave filters	$1,493	$1,247
Detector logarithmic video amplifiers	723	545
Power supply units and systems	2,259	2,694
Healthcare diagnostic systems	531	1,193
Defense systems	4,567	3,044
Total revenue	$9,573	$8,723

Timing of Revenue Recognition
Goods transferred at a point in time	$4,692	$5,087
Services transferred over time	4,881	3,636
Revenue from contracts with customers	$9,573	$8,723

Note 5. Inventories, net

Inventories, net, are comprised of the following (In thousands):

Category	March 31, 2024	December 31, 2023
Raw materials	$3,114	$3,168
Work-in-progress	1,521	1,512
Finished goods	1,605	1,699
Total	$6,240	$6,379

Note 6. Property and Equipment, net

Property and Equipment, net, are comprised of the following (In thousands):

Category	March 31, 2024	December 31, 2023
Machinery and equipment	$7,122	$7,256
Computer, software and related equipment	$1,964	1,960
Leasehold improvements and office equipment	$2,322	1,988
Total	11,408	11,204
Less: accumulated depreciation and amortization	(9,661)	(9,496)
Property and equipment, net	$1,747	$1,708

Depreciation expense related to the property and equipment for the three month periods ended March 31, 2024 and 2023 was $186,000 and $181,000, respectively.

Note 7. Intangible Assets, net

Intangible assets, net, are comprised of the following (In thousands):

Category	Useful Life	March 31, 2024	December 31, 2023
Customer list	10-14 years	$2,880	$2,918
Trademark	Indefinite life	473	477
Total		3,353	3,395
Less: accumulated amortization		(1,722)	(1,688)
Intangible assets, net		$1,631	$1,707

Amortization expense for the three month periods ended March 31, 2024 and 2023 was $57,000 and $73,000, respectively.

The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter (In thousands):

Fiscal Year	March 31, 2024
2024 (remainder)	$172
2025	229
2026	229
2027	229
2028	141
Thereafter	157
$1,157

Note 8. Leases

Operating leases

We have operating leases for office space. Our leases have remaining lease terms from 0.5 years to 7.2 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The operating cost for lease expenses for the three months ended March 31, 2024 and 2023 were as follow (In thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease cost	$258	$356

Supplemental unaudited condensed consolidated balance sheet information related to operating leases was as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases	4.8 years	4.6 years
Weighted-average discount rate – operating leases	8.0%	7%

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2024 was as follow (In thousands):

Fiscal Year	Operating leases
2024 (remaining)	$872
2025	1,029
2026	518
2027	353
2028	353
Thereafter	748
Total future minimum lease payments	3,873
Less: imputed interest	(686)
Present value of lease liabilities	$3,187

Note 9. Fair value of financial instruments

Recurring Fair Value Measurements:

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

Below are the changes to level 3 measured liabilities:

Fair value measurement on a recurring basis at reporting date
(In thousands)	Level 3
Balance at March 31, 2024
Senior Secured Convertible Notes, related party	$12,918
Senior Secured Convertible Notes	5,379
Warrant liability	560
Total liabilities measured at fair value	$18,857
Balance at December 31, 2023
Senior Secured Convertible Notes, related party	$11,001
Senior Secured Convertible Notes	5,544
Warrant liability	677
Total liabilities measured at fair value	$17,222

Note 10. Senior Secured Convertible Notes and Warrants

Notes

The Company elected the fair value option with respect to the Convertible Notes. The fair value of the liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the probability-weighted expected return method (“PWERM”) to arrive at a fair value. This approach involved the estimation of future potential outcomes for the Convertible Notes, as well as values and probabilities associated with each respective potential outcome. The Company assigned a 100% default probability to the senior secured convertible notes as of March 31, 2024 since the Company is in default on the senior secured convertible notes

The Company arrived at the fair value of the Notes liability as shown below:

Senior Secured Convertible Notes:	March 31, 2024	December 31, 2023
Fair Value (In thousands)	$5,379	$5,544
Face value principal payment (In thousands)	$4,600	$4,600
Face value at Premium (In thousands)	$5,750	$5,750
Conversion discount	10%	10%
Maturity Date	October 11, 2024	October 11, 2024
Interest rate	in default	7.00%
Default interest rate	18.00%	18.00%
Discount rate	35.80%	23.50%
Valuation technique	PWERM	PWERM

The roll forward of the convertible notes is as follows (in thousands):

Fair value (In thousands)	Total
Balance as of December 31, 2023	$5,544
Change in fair value of Senior Secured Convertible Notes	(165)
Balance as of March 31, 2024	$5,379

The change in fair value was recorded within Other (expense) income on the unaudited condensed consolidated statements of operations and comprehensive loss.

Warrants

Changes in the fair value for warrants accounted for as liabilities for the period from December 31, 2023 through March 31, 2024 are as follows:

Fair value	Total
Balance as of December 31, 2023	$677
Change in fair value of warrants	(117)
Balance as of March 31, 2024	$560

Note 11. Notes Payable

Notes payable at March 31, 2024 and December 31, 2023, were comprised of the following (In thousands):

	Due date	Interest rate	March 31, 2024	December 31, 2023
Bank credit	Renewed every month	7%	815	$1,190
Other notes payable	Paid monthly	12%	292	319
Total notes payable			1,107	1,509
Less: current portion			929	1,309
Notes payable - long-term portion			$178	$200

Note 12. Notes Payable, Related Parties

Notes payable, related parties at March 31, 2024 and December 31, 2023, were comprised of the following (In thousands):

	Due date	Interest rate	March 31, 2024	December 31, 2023
Ault Lending, LLC	December 31, 2024	12%	1,067	$115
Other notes payable	December 31, 2024	8%	53	53
Total notes payable			1,120	168

Note 13. Senior Secured Convertible Notes, Related Party

The following table summarizes the changes in the Senior secured convertible notes, related party for the three months ended March 31, 2024 (In thousands):

Total
Fair value at December 31, 2023	$11,001
Change in fair value of senior secured convertible notes, related party	1,917
Balance at March 31, 2024	$12,918

The change of $1.9 million in the fair value of the senior secured convertible notes as of March 31, 2024 compared to December 31, 2023 was recorded as a change in fair value of senior secured convertible notes, related party within Other (expense) income on the unaudited condensed consolidated statements of operations and comprehensive loss.

The Company performed a fair value analysis on the Senior secured convertible notes, related party. The fair value of the senior secured convertible notes liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the PWERM to value the senior secured convertible notes liability. This approach involved the estimation of future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome. The Company assigned 45% probability for non-qualified financing, 10% probability for qualified financing, 30% probability to the senior secured convertible notes liability remaining outstanding until maturity and 15% probability of default on senior secured convertible notes. The Company calculated the present value of the senior secured convertible notes payoff on the maturity date using the income approach, which focuses on the income-producing capability of a business and estimated value based on the expectation of future cash flows. The significant assumptions associated with the fair value of the senior secured convertible notes, related party as of the dates indicated, are as follows:

	March 31, 2024	December 31, 2023
Fair value (In thousands)	$12,918	$11,001
Maturity Date	January 15, 2025	January 15, 2025
Interest rate (weighted average)	10.2%	10.1%
Discount rate	40.8%	43,5%
Valuation technique	PWERM	PWERM

Note 14. Stock-based Compensation

The total stock-based compensation expense related to stock options and stock awards issued to the Company’s employees and directors, included in the reported net loss for the three months ended March 31, 2024 and 2023, was comprised as follows (in thousands):

Description	Three Months Ended
	March 31, 2024	March 31, 2023
General and administrative	$46	$106

As of March 31, 2024, there was $40,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements expected to be recognized over a weighted average period of 0.33 years.

Stock options

The following table summarize our stock option activities and related information:

	Shares	Weighted Average Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	727,066	$3.50	4.98	$—
Forfeited and expired	223,752	$3.32	—	—
Outstanding at March 31, 2024	503,314	$3.58	6.43	$—

Exercisable at March 31, 2024	492,071	$3.59	6.41	$—

Expected to vest in the future	11,243	$3.19	7.12	$—

Note 15. Concentration of Credit Risk

The following table provides the percentage of total accounts receivable and revenues attributable to a single customer from which 10% or more of total revenues are derived:

	Accounts Receivable ("AR")				Revenue
Segment	Three Months ended March 31, 2024	% of Total AR	Three Months ended March 31, 2023	% of Total AR	Three Months ended March 31, 2024	% of Total Revenue	Three Months ended March 31, 2023	% of Total Revenue
Customer A	$1,142	27%	$2,618	61%	$4,169	44%	$2,068	24%
Customer B	573	13%	169	%*	531	%*	1,052	12%
Customer C	507	12%	303	%*	554	%*	872	10%

* less than 10%

Note 16. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by weighted-average number of common shares outstanding for the period (excluding outstanding stock options). Diluted net loss per share is computed using the weighted-average number of common shares outstanding for the period plus the potential effect of dilutive securities which are convertible into common shares (using the treasury stock method), except in cases in which the effect would be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

(In thousands except share data)	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator
Net loss attributable to common stockholders	$(4,407)	$(2,464)
Denominator
Basic weighted average shares outstanding	6,305	5,932
Effect of dilutive securities	—	—
Diluted weighted-average shares	6,305	5,932

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.42)

For the three month periods ended March 31, 2024 and 2023, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of the potential common shares would have been anti-dilutive.

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

Anti-dilutive securities	March 31, 2024	March 31, 2023
Common shares issuable upon exercise of stock options	503	789
Common shares issuable on conversion of series F preferred stock	3,960	3,960
Common shares issuable upon exercise of warrants	5,499	6,833
Restricted stock awards	150	250
Common shares issuable upon conversion of senior secured convertible notes, related party	54,374	14,257
Common shares issuable upon conversion of senior secured convertible notes	18,400	13,333
Total	82,887	39,422

Note 17. Commitments and Contingencies

From time to time, the Company is subject to various claims and legal proceedings that arise in the ordinary course of business. The Company accrues for losses related to litigation when a potential loss is probable, and the loss can be reasonably estimated. As of March 31, 2024, the Company was not party to any material legal proceedings for which a loss was probable or an amount was accrued.

As of March 31, 2024 and 2023, Enertec’s guarantees balance from Hapoalim bank was $9.9 million and $3.8 million, respectively for project implementation fees which are released upon delivery of the project products to the customer.

Note 18. Segment Information

The Company has three reportable segments as of March 31, 2024 based on similarity in economic characteristics, other qualitative factors and the objectives and principals of Accounting Standards Codification 280, Segment Reporting.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the three months ended March 31, 2024 and 2023 (In thousands):

	Three Month Period Ended March 31, 2024				Three Month Period Ended March 31, 2023
Description	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total	Precision Electronic Solutions	Power Electronics & Displays	RF Solutions	Total
Revenue	$5,081	$2,401	$2,091	$9,573	$3,941	$2,991	$1,791	$8,723
Cost of revenue	4,209	1,634	1,844	7,687	3,210	2,112	1,238	6,560
Gross profit	872	767	247	1,886	730	879	554	2,163
Operating expenses	2,772	1,069	802	4,643	2,791	1,682	1,481	5,954
Other income (expense), net and income tax benefit (provision)	(1,818)	69	(99)	(1,848)	(560)	(587)	(187)	(1,334)
Loss from continuing operations before income taxes	$(3,718)	$(233)	$(654)	$(4,605)	$(1,502)	$(215)	$(740)	$(2,457)
Assets (at period end)	$19,040	$7,798	$4,973	$31,810	19,402	8,697	10,652	$38,751

Note 19. Subsequent Events

The chief Executive Officer of Enertec held a warrant to purchase 10% of Enertec for nominal compensation. He passed away during the quarter ended March 31, 2024. On April 18, 2024 the Enertec warrant was terminated, and the Company will pay the estate of its former CEO Israeli New Shekel (“NIS”) 2,200,000 or approximately $594,000 as of May 8, 2024, in 33 installments starting from May 9, 2024 as follows: (i) 8 monthly payments of NIS50,000 each, followed by (ii) 25 monthly payments of NIS72,000 each.

On April 26, 2024, the Company received a Notice of Event of Default in reference to the Senior Secured Convertible Note - see Note 10. Senior Secured Convertible Notes and Warrants. The Notice alleged the following events of default have occurred and are continuing under the Senior Note: (i) failure of the Company to satisfy the minimum quarterly working capital increase covenant (ii) failure of the Company to repay in full the indebtedness under the Senior Note on the Maturity Date, (iii) the occurrence of an event of default under the Related Party Notes and (iv) the failure of the Company to notify the Investor of the occurrence of the events of default within one business day from such event.

As a result of the event of defaults previously mentioned, (i) the Investor is expressly reserving its right to exercise all available rights and remedies pursuant to the Senior Note, (ii) interest is currently accruing on the outstanding principal of the note at the default rate of 18%, (iii) the Company is obligated to make principal reduction payments in accordance with Section 2(b) of the Senior Note, in an amount equal to 20% of the Company’s consolidated monthly revenues, and (iv) late charges have commenced to accrue on all amounts not paid as and when due pursuant to the Senior Note.

In addition, on April 26, 2024, the Company received a second Notice in reference to that Subordination Agreement dated January 6, 2023 by and among the Company, Ault Alliance, Inc. and two accredited investors. The Notice served to notify that events of default have occurred and are continuing under the Senior Notes.

The Investor and the issuer are engaged in settlement discussions. The other notes all have cross default clauses but no other lender has exercised its rights to do so.

As of May 15, 2024 the Company received $704,000 from AAI as a Notes payable, related party.

AAI and Ault Lending, LLC, its wholly owned subsidiary, entered into a letter agreement with the Company on May 8, 2024 extending the due dates of two Senior Convertible Notes to June 30, 2025 and waiving their default rights and default interests resulting from the events described above.

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

Gresham has two subsidiaries Microsource and Gresham Holdings. Gresham is a majority owned subsidiary of Ault Alliance, Inc. (“AAI”) and currently operates as an operating segment of AAI. Gresham Holdings has three wholly-owned subsidiaries, Gresham Power, Relec, and Enertec, and one majority owned subsidiary, Microphase. Our operations consist of three business segments:

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

We are focused on products that are getting designed into military systems such as fighter jets, ships and ground vehicles or missiles, which provide a recurring revenue stream for years to come and eliminate competition because the cost of replacing designed in products is prohibitive for both the competition and the customer.

Recent Trends and Uncertainties

We are in the process of aggressively managing our cash flow and reducing our expenses. As part of this endeavor, in March 2024 we implemented a reduction in our work force and recently moved to a smaller facility in California. We continue to have working capital issues. See “Risk Factors” in the 2023 Annual Report.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. In reading and understanding this discussion of results of operations, liquidity and capital resources, you should be aware of key policies, judgments and assumptions that are important to the portrayal of financial conditions and results.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 3 of Notes to the condensed consolidated financial statements describe the significant accounting policies and methods used in the preparation of the Condensed Consolidated Financial Statements. The Company believes its most critical accounting policies to be the recognition of revenue and costs on production contracts. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Results of Operations

Revenue

The allocation of net revenue was as follows for the periods shown (In thousands):

	Three Months Ended
Segment	March 31, 2024	March 31, 2023	$ Change	% Change
Precision Electronic Solutions	$5,081	$3,941	$1,140	29%
Power Electronics & Displays	2,401	2,991	(590)	(20)%
RF Solutions	2,091	1,791	300	17%
Total	$9,573	$8,723	$850	10%

The Precision Electronic Solutions group generated net revenue of $5.1 million during the three months ended March 31, 2024, a 29% increase from the three months ended March 31, 2023. The increase was due to Enertec’s defense business which obtained a large contract related to a missile defense system for NATO countries. The Power Electronics & Displays group had a decline in revenue by 20% to $2.4 million primarily due to a decrease in shipments by Gresham Power which completed two large defense contracts in 2023. The RF solutions group increased revenue by 17% to $2.1 million in the first quarter of fiscal 2024 due to a large filter contract from a US prime contractor.

Backlog*

The following table shows order backlog and related information at the end of the respective periods (In thousands):

	Three Months Ended
Segment	March 31, 2024	March 31, 2023	$ Change	% Change
Precision Electronic Solutions	$9,577	$9,746	$(169)	(2)%
Power Electronics & Displays	7,302	7,916	(614)	(8)%
RF Solutions	11,877	9,166	2,711	30%
Total	$28,756	$26,828	$1,928	7%

*Backlog represents orders to be fulfilled including bookings prior to the quarter ended March 31

Backlog as of March 31, 2024 increased by 7% compared to March 31, 2023 primarily due to a $5.5 million bookings in September 2023 by Microphase from a US prime contractor.

Cost of revenue and gross profit were as follows for the periods shown (In thousands):

	Three Months Ended		Three Months Ended
Segment	March 31, 2024	% of Segment Revenue	March 31, 2023	% of Segment Revenue
Precision Electronic Solutions	$4,209	83%	$3,210	81%
Power Electronics & Displays	1,634	68%	2,111	71%
RF Solutions	1,844	88%	1,239	69%
Total cost of revenue	$7,687	80%	$6,560	75%
.
Gross profit	$1,886	20%	$2,163	25%

Gross profits for the three months ended March 31, 2024 decreased by $277,000 to $1.9 million from $2.2 million in the three months ended March 31, 2023. Cost of revenue as a percentage of segment revenue increased by 2% for the Precision Electronic Solutions group due to low revenues of the Giga-tronics group and the associated absorption of manufacturing overhead expenses. The cost of revenue of the Power Electronics & Displays group decreased by 3% due to product mix. The RF solutions group recognized a 19% increase in its cost of revenues as a percentage of segment revenue primarily due to shipments of video products with very low gross margins.

Operating expenses were as follows for the periods shown (In thousands):

	Three Months Ended
Category	March 31, 2024	March 31, 2023	$ Change	% Change
Research and development	$782	$723	$59	8%
Selling and marketing and general and administrative	3,861	5,231	(1,370)	(26)%
Total	$4,643	$5,954	$(1,311)	(22)%

Total operating expenses decreased by 22% or $1.3 million in the first quarter ended March 31, 2024 as compared with the first quarter ended March 31, 2023 primarily due to a one-time costs in January 2023 for the issuance cost of $1.3 million for the Senior Secured Convertible Notes and Warrants (see Note 10. Senior Secured Notes and Warrants) plus associated legal expenses.

Other income (expenses), net were as follows for the periods shown (In thousands):

	Three Months Ended
Category	March 31, 2024	March 31, 2023	$ Change	% Change
Interest expense	(296)	(213)	(83)	39%
Change in fair value of senior secured convertible notes, related party	(1,917)	566	(2,483)	(439)%
Change in fair value of warrants issued with senior secured convertible notes	117	796	(679)	(85)%
Change in fair value of senior secured convertible notes	165	143	22	15%
Foreign currency exchange adjustment	62	44	18	41%
Other income (expense)	21	(2)	23	(1150)%
Total other (expense) income, net	$(1,848)	$1,334	$(3,182)

For the three months ended March 31, 2024, interest expense increased by $83,000 primarily due to increased borrowing and higher interest rates. The Company performed a fair value analysis of its debts and warrant liability as of March 31, 2024 and recognized a non-cash loss of $1.9 million for related party notes and a non-cash gain of $282,000 for the senior secured convertible notes and warrants (see Note 10. Senior Secured Convertible Notes and Warrants).

Net Loss

Net loss was as follows for the periods shown (In thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	$9,573	$8,723
Cost of revenue	7,687	6,560
Gross profit	1,886	2,163
.
Operating expenses	4,643	5,954
Other income (expense), net	(1,848)	1,334
Income tax (provision) benefit	49	7
Net loss	(4,556)	(2,450)
Net income (loss) attributable to non-controlling interest	149	(14)
Net loss available to common stockholders	$(4,407)	$(2,464)

Net loss attributable to common shareholders for the quarter ended March 31, 2024 was $4.4 million, compared to a net loss of $2.5 million recorded in the quarter ended March 31, 2023. The $1.9 million increase in losses was primarily due to the $1.9 million change in the fair value of the senior secured convertible notes, related party.

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

In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measures and the corresponding GAAP measure provided by each company.

The reconciliation of our Net loss to EBITDA and Adjusted EBITDA is as follows (In thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(4,556)	$(2,450)
Net income (loss) attributable to non-controlling interest	149	(14)
Net loss attributable to common shareholders	(4,407)	(2,464)
Depreciation and amortization	445	553
Interest and taxes	345	220
EBITDA	(3,617)	(1,691)

Adjustments:
Stock-based compensation	46	106
Compensation warrant issued in connection with senior secured convertible notes	—	858
Offering costs in connection with senior secured convertible notes	—	653
Change in fair value of senior secured convertible notes, related party	1,917	(566)
Change in fair value of warrants issued with senior secured convertible notes	(117)	(796)
Change in fair value of senior secured convertible notes	(165)	(143)
Other expenses, net	21	(2)
Foreign currency exchange adjustment	62	44
Adjusted EBITDA	$(1,853)	$(1,537)

Liquidity and Capital Resources

Cash Flows

The following summary of our cash flows for the periods indicated has been derived from our unaudited condensed consolidated financial statements included elsewhere in this filing (In thousands):

	Three Months Ended
Category	March 31, 2024	March 31, 2023
Net cash provided by (used) in operating activities	$132	$(2,736)
Net cash used in investing activities	(237)	(27)
Net cash provided by financing activities	584	2,904
Effects of exchange rate changes on cash and cash equivalents	(13)	168
Net increase in cash	466	309
.
Cash and cash equivalents at beginning of period	4,301	2,195
Cash and cash equivalents at end of period	$4,766	$2,504

Cash Flows from Operating Activities

During the three month ended March 31, 2024, cash provided by operating activities was $132,000 as compared to cash used of $2.7 million for the three month ended March 31, 2023. The primary reduction in the use of cash was a combination lower inventories, and higher accounts payables.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors including our level of revenue, which fluctuates significantly from one period to another primarily due to the timing of receipt of contracts, operating results, amounts of non-cash charges, and the timing of our inventory purchases, billings, collections and disbursements.

Cash Flows from Investing Activities

Cash used in investing activities for the three month period ended March 31, 2024 was $237,000 which was due to the purchase of property and equipment. Cash used in investing activities for the three months period ended March 31, 2023 was $27,000 which was primarily due to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three month period ended March 31, 2024 was $584,000 which was primarily due to $952,000 proceeds from issuance of senior secured convertible notes, related party which was offset by $388,000 payments on notes payable. Cash provided by financing activities for the three months period ended March 31, 2023 was $2.9 million which was due to the capital contributions from AAI.

Liquidity

Our primary sources of liquidity have historically been funded by AAI and in January 2023 by two other lenders who lent the Company $3.0 million. Without the availability of working capital from AAI, unless we are successful in securing additional financing from third parties, we believe that we will not have sufficient cash to meet our needs over the next 12 months – See “Risk Factors” in the 2023 Annual Report.

The holder of a $2,300,000 convertible note recently declared its note in default. See Note 19. Subsequent Events

	As of
Category (In thousands)	March 31, 2024	December 31, 2023
Cash	$4,766	$4,301
Total current assets	$19,257	$19,194
Total current liabilities	$22,877	$20,131
Working Capital	$(3,620)	$(937)

Even though we have reduced our operations in California and elsewhere, we need to complete a material financing which will provide the working capital to support our business. In addition, we must obtain a financing to repay the $4.6 million senior secured convertible notes (see Note 10. Senior Secured Notes and Warrants) due this fall on which we defaulted. Any financing will likely have onerous terms and be dilutive of our stockholders.

As of May 10, 2024, the Company has approximately $3.6 million in cash.

Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. If we are unable to raise additional financing in the near term as needed, our operations and production plans may be scaled back or curtailed and our operations and growth would be impeded.

Our near term fixed commitments for cash expenditures are primarily for payments for employee salaries, operating leases and inventory purchase commitments. Due to the deterioration of the Giga-tronics Division including its Microsource subsidiary, we have lacked sufficient capital to pay our payables. To assist with our liquidity issues, our executive officers have agreed to defer their salaries for two pay periods. In addition we also borrowed a total of $50,000 from our Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

Except as detailed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of March 31, 2024, the Company has no material pending legal proceedings. From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business.

ITEM 1A – RISK FACTORS

Because the holder of a $2,300,000 senior secured convertible note recently declared its note in default, that note and another note must be paid in 2024 unless extended, and we have a working capital deficit, without completing a material financing we may have to cut back or sell some of our operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed on June 21, 1999)
3.1(a)	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 13, 2019)
3.1(b)	Certificate of Amendment of the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 27, 2022)
3.1(c)	Certificate of Determination of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 29, 2022)
3.1(d)	Certificate of Amendment of the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 8, 2024)
3.1(e)*	Certificate of Amendment of Articles of incorporation
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on June 12, 2008)
10.1

Lease Agreement between the Company and Ferrotec (USA) Corporation, a Massachusetts corporation dated February 27, 2024 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on April 15, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at GRESHAM WORLDWIDE, INC, 7272 E. Indian School Rd., Suite 540, Scottsdale, AZ 85251.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRESHAM WORLDWIDE, INC.
(Registrant)

By:

Date:	May 17, 2024	/s/ JONATHAN READ
Jonathan Read
Chief Executive Officer
(Principal Executive Officer)

Date:	May 17, 2024	/s/ LUTZ P. HENCKELS
Lutz P. Henckels
Chief Financial Officer (Principal Financial and Accounting Officer)